Form 10-Q
period 1996-03-31
WINSTON HOTELS INC
filed 1996-05-14
CIK 920605

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549


                                   FORM 10-Q



            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended March 31, 1996   Commission file number 0-23732



                              WINSTON HOTELS, INC.
             (Exact name of registrant as specified in its charter)


       NORTH CAROLINA                                 56-1872141
(State or other jurisdiction of           (I.R.S. Employer Identification No.)
 incorporation or organization)



                               2209 CENTURY DRIVE
                         RALEIGH, NORTH CAROLINA 27612
                    (Address of principal executive offices)
                                   (Zip Code)


                                 (919) 510-6010
              (Registrant's telephone number, including area code)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X       No
                                               -----          -----

The number of shares of Common Stock, $.01 par value, outstanding on May 8, 1996 was 9,913,217.

                              WINSTON HOTELS, INC.

                                    INDEX



                                                                           Page
                                                                           ----
PART I.   FINANCIAL INFORMATION

Item 1.   WINSTON HOTELS, INC. (unaudited)

               Consolidated Balance Sheets - March 31, 1996 and
               December 31, 1995                                            3

               Consolidated Statements of Income - For the three
               months ended March 31,1996, and the three months
               ended March 31, 1995                                         4

               Consolidated Statements of Cash Flows - For the
               three months ended March 31, 1996 and the three
               months ended March 31, 1995                                  5

               Notes to consolidated financial statements                   6

          WINSTON HOSPITALITY, INC. (unaudited)

               Balance Sheets - March 31, 1996 and December 31, 1995        8

               Statements of Income - For the three months ended
               March 31, 1996, and the three months ended March 31, 1995    9

               Statements of Cash Flow - For the three months ended
               March 31, 1996 and the three months ended March 31, 1995    10

               Note to financial statements                                11

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                        12

PART II.  OTHER INFORMATION

Item 5.   Other Information                                                16

Item 6.   Exhibits and Reports on Form 8-K                                 16

          Signature Page                                                   18


PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements


                              WINSTON HOTELS, INC.
                          CONSOLIDATED BALANCE SHEETS
                                ($ IN THOUSANDS)

                                     ASSETS

                                                      March 31,    December 31,
                                                        1996           1995
                                                      ---------    ------------
Investment in hotel properties:
  Land                                                 $ 13,879       $ 13,879
  Buildings and improvements                            103,742        103,264
  Furniture and equipment                                 6,662          5,753
                                                       --------       --------
                                                        124,283        122,896
  Less accumulated depreciation                          (6,200)        (5,033)
                                                       --------       --------
Net investment in hotel properties                      118,083        117,863
Cash and cash equivalents                                   220          2,496
Lease revenue receivable                                  3,027          2,547
Deferred expenses, net                                    1,172            841
Prepaid expenses and other assets                         1,471            222
                                                       --------       --------
                                                       $123,973       $123,969
                                                       ========       ========

                     LIABILITIES AND SHAREHOLDERS' EQUITY

Due to banks                                           $ 34,500       $ 34,000
Accounts payable and accrued expenses                     1,634          1,574
Dividends and distributions payable                       2,475          2,785
Amounts due to Lessee                                     1,457          1,187
Minority interest in Partnership                          3,527          3,551

Shareholders' equity:
    Preferred stock, $.01 par value, 10,000,000
      shares authorized, no shares issued and
      outstanding                                             -              -
    Common stock, $.01 par value, 50,000,000 shares
      authorized, 9,880,114 shares issued and
      outstanding                                            99             99
    Additional paid-in capital                           82,988         82,988
    Unearned directors' compensation                       (238)          (256)
    Deficit                                              (2,469)        (1,959)
                                                       --------       --------
                 Total shareholders' equity              80,380         80,872
                                                       --------       --------
                                                       $123,973       $123,969
                                                       ========       ========





    The accompanying notes are an integral part of the financial statements.

                             WINSTON HOTELS, INC.
                      CONSOLIDATED STATEMENTS OF INCOME
                  ($ IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                               Three Months      Three Months
                                                  Ended              Ended
                                              March 31,1996      March 31,1995
                                              -------------      -------------
Revenue:
  Percentage lease revenue                     $    4,540          $   3,035
  Interest and other income                            16                 26
                                               ----------          ---------
        Total revenue                               4,556              3,061
                                               ----------          ---------


Expenses:
  Real estate taxes and property and
    casualty insurance                                320                216

  General & administrative                            424                227
  Interest expense                                    674                538
  Depreciation                                      1,167                745
  Amortization                                         31                 26
                                               ----------          ---------
        Total expenses                              2,616              1,752
                                               ----------          ---------


        Income before allocation to
          minority interests                        1,940              1,309


Income allocation to minority interest                 80                 79
                                               ----------          ---------
        Net income applicable to
          common shareholders                  $    1,860          $   1,230
                                               ==========          =========


Net income per common share                    $      .19          $     .18
                                               ==========          =========


Distributions declared per common share        $      .24          $     .22
                                               ==========          =========


Weighted average number of common
   shares and common share equivalents         10,382,685          7,216,539
                                               ==========          =========







    The accompanying notes are an integral part of the financial statements.

                              WINSTON HOTELS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                ($ IN THOUSANDS)



                                                   Three Months  Three Months
                                                      Ended          Ended
                                                  March 31,1996  March 31,1995
                                                  -------------  -------------
Cash flows from operating activities:
  Net income                                           $ 1,860      $ 1,230
  Adjustments to reconcile net income to net cash
    provided by operating activities:
      Minority Interest                                     80           79
      Depreciation                                       1,167          745
      Amortization of franchise fees                        13            8
      Amortization recorded as interest expense             57           10
      Unearned compensation amortization                    18           18
      Writeoff of deferred acquisition costs                              7

  Changes in assets and liabilities:
      Lease revenue receivable                            (480)        (578)
      Prepaid expenses and other assets                   (187)          81
      Current liabilities                                 (200)        (273)
                                                       -------      -------
             Net cash provided by operating activities   2,328        1,327
                                                       -------      -------

Cash flows used in investing activities:
  Deferred acquisition costs                              (140)
  Prepaid acquisition costs                             (1,062)
  Investment in hotel properties                        (1,117)        (288)
                                                       -------      -------
             Net cash used in investing activities      (2,319)        (288)
                                                       -------      -------

Cash flows used in financing activities:
  Purchase of interest rate cap agreements                             (113)
  Increase in line of credit borrowing                     500
  Payment of distributions                              (2,668)      (1,423)
  Distributions to minority interest                      (117)         (91)
                                                       -------      -------
             Net cash provided by financing activities  (2,285)      (1,627)
                                                       -------      -------


Net decrease in cash and cash equivalents               (2,276)        (588)

Cash and cash equivalents at beginning of period         2,496        1,114
                                                       -------      -------
Cash and cash equivalents at end of period             $   220      $   526
                                                       =======      =======

Supplemental disclosures:
     Cash paid for interest                            $   601      $   529
                                                       =======      =======






    The accompanying notes are an integral part of the financial statements.

                              WINSTON HOTELS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             ($ AMTS IN THOUSANDS)


1.       ORGANIZATION

         Winston Hotels, Inc. (the "Company") operates so as to qualify as a real estate investment trust ("REIT") for federal income tax purposes. The accompanying unaudited consolidated financial statements reflect, in the opinion of management, all adjustments necessary for a fair presentation of the interim financial statements. All such adjustments are of a normal and recurring nature. Due to the seasonality of the hotel business, the information for the three months ended March 31, 1996 and the information for the three months ended March 31,1995 are not necessarily indicative of the results for a full year.

2.       PRO FORMA FINANCIAL INFORMATION

         This unaudited pro forma condensed statement of income of the Company is presented as if the Company had acquired the five hotels it acquired in May 1995 as of January 1, 1995, thereby owning all 21 Current Hotels for the three month period ended March 31, 1995. This unaudited pro forma condensed statement of income is not necessarily indicative of what actual results of operations of the Company would have been assuming such transactions had been completed as of January 1, 1995, nor does it purport to represent the results of operations for future periods (in thousands, except per share data):

                                                                 Pro Forma
                                                             Three Months Ended
                                                                March 31, 1995
                                                             ------------------
              Percentage lease revenue                              $4,183
              Net income applicable to common shareholders          $1,728

              Net income per common share                           $ 0.18

              Weighted average number of common shares
                and common shares equivalents                       10,322

3.       SUBSEQUENT EVENTS:

         The Company, through the Partnership, contracted to acquire 10 hotels (the "Acquisition Hotels") with an aggregate of 1,323 rooms for purchase prices aggregating approximately $73.4 million. In May 1996, the Company acquired five of the Acquisition Hotels for an aggregate purchase price of approximately $28 million with borrowings under its existing line of credit and an interim unsecured line of credit.

         On April 25, 1996 the Company filed a registration statement on Form S-3 (the "Follow-on Offering") to sell up to 5 million shares (not including approximately 0.8 million shares subject to underwriters over-allotment) of its common stock for which it expects to receive net proceeds of approximately $55.9 million. The Company will contribute all of the net proceeds of the Follow-on Offering to the Partnership and, after such contribution will own an approximately 91.5% interest in the Partnership. The net proceeds from the sale of its common stock will be used to complete the acquisition of five hotels, to repay certain indebtedness, to refurbish certain of the Company's hotels and to transfer franchise licenses.

         Additionally, the Company has entered into an agreement with Promus Hotel Corporation ("Promus"), under which Promus will invest up to $15 million over time in newly issued shares of the Company's common stock and the Company will purchase existing or under development Promus-owned hotels (including one Acquisition Hotel) at prices aggregating approximately $38.8 million over the next few years.

                              WINSTON HOTELS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




         In April 1996, the Company obtained a commitment from a group of lenders led by Wachovia Bank for a $125 million line of credit ("New Line"). The commitment is conditioned upon the closing of the Follow-on Offering. Amounts outstanding under the existing line of credit will remain outstanding under the New Line. Amounts outstanding under the New Line generally will bear interest at LIBOR plus 1.75%. The Company initially will secure the New Line with 28 of its hotels, and will initially be able to borrow up to $85 million. The amount available to borrow will be calculated quarterly, and will increase if cash flow attributable to the collateral hotels increases and / or the Company adds additional hotels as collateral. The Company has obtained an interim unsecured line of credit in the amount of $17 million , at a rate of LIBOR plus 1.75%, to partially finance the acquisition of four of the hotels it acquired in May 1996. It is anticipated that this unsecured line of credit will be repaid from the proceeds of the Follow-on Offering.

4.       STOCK OPTION PLANS

         On January 1, 1996 the Company adopted Statement of Accounting Standards No. 123, Accounting for Stock Based Compensation. As permitted by SFAS 123, the Company has chosen to apply APB Opinion 25 and related Interpretations in accounting for its stock option plans and, accordingly, no compensation cost has been recognized for its stock option plans. If compensation cost for the Company's stock option plans had been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS 123, the impact on the Company's net income and earnings per share would not have been material.

5.       SUMMARIZED NONCASH FINANCING AND INVESTING ACTIVITIES FOR THE PERIOD

         The following summarizes the noncash financing and investing activities for the three month period ended March 31, 1996:

         Included in accounts payable and accrued expenses and amounts due to Lessee at March 31, 1996 are additions to investment in hotel properties of $1,457 due to the Lessee, and $260 related to the acquisition of hotel properties due to occur during the second quarter of 1996. On March 29, 1996, the Company declared a $0.24 per share cash distribution of $2,475 which was paid on April 16, 1996.

                          WINSTON HOSPITALITY, INC.
                                BALANCE SHEETS
                               ($ IN THOUSANDS)



                                    ASSETS


                                                  March 31,        December 31,
                                                    1996               1995
                                                  ---------        ------------
Current assets:
  Cash and cash equivalents                         $2,833            $2,249
  Accounts receivable:
     Trade                                             966               836
     Lessor                                          1,457             1,187
     Affiliates                                        226                79
  Prepaid expenses and other assets                    104               117
                                                    ------            ------
          Total current assets                       5,586             4,468
                                                    ------            ------


Furniture, fixtures and equipment:
  Furniture and equipment                              191               186
  Leasehold improvements                               110               106
                                                    ------            ------
                                                       301               292

  Less accumulated depreciation and
    amortization                                       112                95
                                                    ------            ------
                                                       189               197
                                                    ------            ------

          Total assets                              $5,775            $4,665
                                                    ======            ======


                     LIABILITIES AND SHAREHOLDERS' EQUITY


Current liabilities:
  Accounts payable - trade                          $  644            $  450
  Percentage lease payable                           3,027             2,547
  Accrued salaries and wages                           429               607
  Accrued sales and occupancy taxes                    369               219
  Other current liabilities                            619               357
                                                    ------            ------
          Total current liabilities                  5,088             4,180
                                                    ------            ------


Shareholders' equity:
  Common stock, $.01 par value, 100 shares
    authorized, issued and outstanding                   1                 1
  Additional paid-in capital                            49                49
  Retained earnings                                    637               435
                                                    ------            ------
          Total shareholders' equity                   687               485
                                                    ------            ------

          Total liabilities and
              shareholders' equity                  $5,775            $4,665
                                                    ======            ======






     The accompanying note is an integral part of the financial statements.

                           WINSTON HOSPITALITY, INC.
                              STATEMENTS OF INCOME
                                ($ IN THOUSANDS)



                                               Three Months      Three Months
                                                  Ended              Ended
                                              March 31,1996      March 31,1995
                                              -------------      -------------
Revenue:
  Room revenue                                   $10,709             $7,373
  Other operating revenue, net                       308                213
  Interest income                                     19                 10
                                                 -------             ------

          Total revenue                           11,036              7,596
                                                 -------             ------

Expenses:
  Property operating expenses                      4,015              2,675
  Repairs and maintenance                            524                328
  General and administrative                         484                341
  Franchise costs                                    905                623
  Management fees                                    316                155
  Percentage lease payments                        4,540              3,035
                                                 -------             ------

          Total expenses                          10,784              7,157
                                                 -------             ------

          Net income                             $   252             $  439
                                                 =======             ======






     The accompanying note is an integral part of the financial statements.

                           WINSTON HOSPITALITY, INC.
                            STATEMENTS OF CASH FLOWS
                                ($ IN THOUSANDS)




                                                Three Months      Three Months
                                                   Ended              Ended
                                               March 31,1996      March 31,1995
                                               -------------      -------------
Cash flows from operating activities:
  Net income                                       $  252             $  439
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Depreciation                                     17                 15
      Changes in assets and liabilities:
         Accounts receivable                         (130)              (162)
         Prepaid expenses and other assets             13                 (9)
         Accounts payable - trade                     194                 40
         Percentage lease payable                     480                578
         Accrued expenses and other liabilities       234                 73
                                                   ------             ------
            Net cash provided by operating
              activities                            1,060                974
                                                   ------             ------

Cash flows from investing activities:
  Purchases of furniture, fixture & equipment          (9)
  Proceeds from sale of furniture,
    fixtures & equipment                                                   3
  Advances to lessor and affiliates                  (417)              (674)
                                                   ------             ------
            Net cash used in investing activities    (426)              (671)
                                                   ------             ------

Cash flows used in financing activities:
  Distributions to shareholders                       (50)
                                                   ------
            Net cash used in financing activities     (50)
                                                   ------

Net increase in cash and cash equivalents             584                303

Cash and cash equivalents at beginning of period    2,249              2,120
                                                   ------             ------
Cash and cash equivalents at end of period         $2,833             $2,423
                                                   ======             ======





     The accompanying note is an integral part of the financial statements.

                           WINSTON HOSPITALITY, INC.
                          NOTE TO FINANCIAL STATEMENTS



The accompanying unaudited financial statements reflect, in the opinion of management, all adjustments necessary for a fair presentation of the interim financial statements. All such adjustments are of a normal and recurring nature.


PROFIT SHARING PLAN

On January 1, 1996, the Winston Hospitality, Inc. ("Hospitality") adopted the Winston 401 (k) Plan (the "Plan") for substantially all employees, except any highly compensated employee as defined in the Plan, who have attained the age of 21 and completed one year of service. Under the plan, employees may contribute from 1% to 15% of compensation, subject to an annual maximum as determined under the Internal Revenue Code. Hospitality will make matching contributions of a specified percentage of the employee's contribution, currently 3% of the first 6% of the employee's contribution, and may make additional discretionary contributions.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS
         ($ AMOUNTS IN THOUSANDS)


OVERVIEW

Winston Hotels, Inc. (the "Company"), which consummated an underwritten initial public offering in June, 1994 and a second underwritten public offering in May, 1995 operates as a real estate investment trust to invest in hotel properties. The Company acquired 10 hotels in conjunction with its initial public offering (the "Initial Hotels"), six hotels during the remainder of 1994 and five hotels in May, 1995 in connection with a second public offering (the "Acquired Hotels"). It currently leases all 21 hotels (the "Current Hotels") to Winston Hospitality, Inc. (the "Lessee") under percentage lease agreements (the "Percentage Leases") through which it receives its principal source of revenue.

RESULTS OF OPERATIONS

For the three months ended March 31, 1996 and the comparable period for 1995, the differences in operating results are primarily attributable to the fact that the Company owned all of the Current Hotels during the three months ended March 31, 1996 as compared with sixteen of the Current Hotels for three months ended March 31, 1995. Below is a comparison of the actual results of operations for the three months ended March 31, 1996 to the actual results of operations for the three months ended March 31, 1995. In order to present a meaningful comparison of operations, also presented is a comparison of the actual results of operations for the three months ended March 31, 1996 to the pro forma results of operations for the three months ended March 31, 1995, as if the acquisition of the five Acquisition Hotels which were acquired in May 1995, and the May 1995 follow-on offering had occurred as of January 1, 1995.

THE COMPANY

ACTUAL - THREE MONTHS ENDED MARCH 31, 1996 VS ACTUAL -
THREE MONTHS ENDED MARCH 31, 1995

The Company had revenues of $4,556 in 1996, consisting of $4,540 of Percentage Lease revenues and $16 of interest and other income. Percentage Lease revenues increased by $1,505, or 50%, to $4,540 in 1996 from $3,035 in 1995. This increase was comprised of: (i) $58 for 16 of the Current Hotels that were owned for the first three months of 1996 and 1995, which was due to the rent formulas in the Percentage Leases which resulted in rent payments by the Lessee increasing by an average of 33% of the $176 increased room revenues attributable to inflation, plus an average of 66% of $418 of increased room revenues, which were attributable primarily to higher rates, and (ii) $1,170 for five of the Acquired Hotels that were acquired in May 1995.

Real estate taxes and property insurance costs incurred in 1996 were $320, an increase of $104 from $216 in 1995. This increase was attributable to the five additional Acquired Hotels in 1996 that were not owned in the same period in 1995. General and administrative expenses increased $197 to $424 in 1996 from $227 in 1995. The increase was attributable to: (i) costs attributable to the increase in size and activities of the Company in 1996 over 1995; (ii) the Company becoming self-administered in 1996 and incurring costs associated therewith, offset in part by savings from costs not incurred under its previous advisory agreement; (iii) inflationary cost increases; and (iv) the write-off of $22 in costs related to acquisition projects abandoned in 1996. Interest expense increased by $136 to $674 in 1996 from $538 in 1995, due to: (i) additional interest of $73 due to borrowings related to the purchase of the five Acquired Hotels acquired in May 1996; (ii) $34 of amortization of additional fees incurred in connection with obtaining the $50 million credit line in May 1995; and (iii) $29 of amortization of interest rate cap agreement costs. Depreciation increased $422 to $1,167 in 1996 from $745 in 1995, primarily due to depreciation related to the last five Acquired Hotels and the additional depreciation on renovations completed during 1995 and 1996.

ACTUAL - THREE MONTHS ENDED MARCH 31, 1996 VS PRO FORMA -
THREE MONTHS ENDED MARCH 31, 1995

The Company had revenues of $4,556 for the three months ended
March 31, 1996, consisting of $4,540 of Percentage Lease revenues and $16 of interest and other income. Percentage Lease revenues increased by $357, or 9%, to $4,540 in 1996 from $4,183 in 1995. This increase was due to: (i) an average of 27% of the $111 of increased room revenues at the Current Hotels attributable to inflation, and (ii) an average of 67% of $491 of increased room revenues at the Current Hotels, which were primarily attributable to higher rates.

Real estate taxes and property insurance costs incurred in 1996 were $320, an increase of $16 from $304 in 1995. This increase was attributable primarily to increased tax rates. General and administrative expenses increased $185 to $424 in 1996 from $239 in 1995. The increase was attributable to the Company becoming self-administered in 1996 and the timing of additional costs incurred therewith, offset in part by: (i) savings from costs not incurred under its previous advisory agreement; (ii) inflationary cost increases; and (iii) increased write-offs of $15 in costs related to abandoned acquisition projects. Interest expense decreased by $32 to $674 in 1996 from $706 in 1995, resulting from lower interest costs due to lower interest rates in 1996 than in 1995, offset in part by amortization of interest rate cap agreement costs in 1996. Depreciation increased $35 to $1,167 in 1996 from $1,132 in 1995 primarily due to additional depreciation on renovations completed during 1995 and 1996.

THE LESSEE

ACTUAL - THREE MONTHS ENDED MARCH 31, 1996 VS ACTUAL -
THREE MONTHS ENDED MARCH 31, 1995

The Lessee had room revenues of $10,709 in 1996, up $3,336, or 45%, from $7,373 in 1995. The increase in room revenues was due to: (i) an increase in room revenues of $594, or 8%, for 16 of the Current Hotels that were owned for the first three months of both 1996 and 1995, and (ii) room revenues for the three months ended March 31, 1996 in the amount of $2,742 for five of the Acquired Hotels that were acquired in May 1995.

The Lessee had property and operating expenses in 1996 of $4,015, up $1,340 from $2,675 in 1995, and repairs and maintenance costs of $524 in 1996, up $196 from $328 in 1995. These increases in expenses were attributable primarily to the fact that the Lessee operated 21 of the Current Hotels in 1996 as compared to 16 of the Current Hotels for the three months ended March 31, 1995.

ACTUAL - THREE MONTHS ENDED MARCH 31, 1996 VS PRO FORMA -
THREE MONTHS ENDED MARCH 31, 1995

The Lessee had room revenues of $10,709 in 1996 and $10,107 in 1995, as further analyzed in the following table:

                                              Three Months Ended March 31,
                                             ------------------------------
                                             1996        1995      % Change
                                             ----        ----      --------
     Current Hotels
     --------------
     Room Revenues                         $10,709     $10,107        6.0%
     Occupancy                                77.4%       80.4%      (3.7%)
     Average Daily Rate                    $ 56.26     $ 51.68        8.9%
     Revenue Per Available Room            $ 43.52     $ 41.52        4.8%


The Lessee had property and operating expenses of $4,015 in 1996, up $309, or 8%, from $3,706 in 1995. Repairs and maintenance costs totaled $524 in 1996, up $69, or 15%, from $455 in 1995, which increase was attributable to the unseasonably cold weather that was experienced during the first quarter of 1996. General and administrative costs increased to $484 in 1996, up $143 or 42% from 1995. This increase was attributable to inflation and the increased activity that the Lessee has been preparing to handle in 1996. Management fees totaled $316 in 1996, up $30 from $286 in 1995. The increase is due to the participation by the third party manager in the improvement in profits at ten of the Acquired Hotels in 1996 vs. 1995. Percentage Lease payments totaled $4,540 in 1996 compared to $4,183 in 1995, an increase of $357.

LIQUIDITY AND CAPITAL RESOURCES

The Company finances its operations from operating cash flow, which is principally derived from Percentage Leases. For the quarter ended March 31, 1996, cash flow provided by operating activities was $2,328 and funds from operation, which is equal to net income before minority interest plus depreciation, was $3,107. Under Federal income tax law provisions applicable to REITs, the Company is required to distribute at least 95% of its taxable income to maintain its tax status as a REIT. Because the Company's cash flow from operating activities is expected to exceed its taxable income due to depreciation and amortization expenses, the Company expects to be able to meet its distribution requirements out of cash flow from operating activities. In March 1996, the Company declared distributions of $2,371 to its shareholders.

The Company's net cash used in investing activities for the quarter ended March 31, 1996 totaled $2,319 primarily related to deposits and other prepaid costs incurred in connection with hotel acquisitions and capital improvements to its Current Hotels. In connection with the 10 Acquired Hotels, which were purchased between November 1994 and May 1995, the Company spent approximately $1.0 million in 1996, and anticipates spending an additional $0.2 million during 1996 to complete the refurbishment of these hotels. These expenditures are in addition to reserves of 3% of room revenues for the first year and 5% for the years thereafter which the Company is required to set aside under its Percentage Leases for periodic capital improvements and the refurbishment and replacement of furniture, fixtures and equipment at all of its Current Hotels. For new acquisitions, the Company will be required to set aside 5% of room revenues from limited- service hotels, and 7% of gross room, food and beverage revenues from full-service hotels. In the first quarter of 1996 the Company set aside $481 for such reserves. These reserves are expected to be funded from operating cash flow, and possibly also form borrowings under the Company's line of credit, which sources are expected to be adequate to fund such capital requirements. These reserves are in addition to amounts spent on normal repairs and maintenance which have approximated 4.9% and 4.5% of room revenues in 1995 and 1996, respectively, and are paid by the Lessee.

The Company's net cash used in financing activities in the first quarter of 1996 totaled $2,285. Net cash used included a distribution to the Company's shareholders and minority partners of $2,785. This was offset by additional borrowing under the Company's line of credit of $500.

The Company has a $50 million line of credit with Wachovia Bank ("Existing Line"), which limits the amount that may be borrowed for dividends, capital expenditures and working capital to $8,300, and expires in June 1997. Borrowings under the line of credit generally bear interest at LIBOR plus 1.25%. The line of credit is collateralized by a first mortgage on each of the Current Hotels. The Company's Articles of Incorporation limit its total amount of indebtedness to 45% of the purchase prices paid by the Company for its investments in hotel properties (the "Debt Limitation"). As of March 31, 1996 the Company had $15,500 available under the Existing Line. Under the Debt Limitation the Company has additional borrowing capacity of approximately $80 million, assuming it invests all of its borrowings in additional hotels.

The Company intends to acquire and develop additional hotel properties, including those described below, that meet its investment criteria and is continually evaluating acquisition opportunities. It is expected that future hotel acquisitions will be financed, in whole or in part, from additional follow-on offerings, from borrowings under the line of credit, from joint venture agreements, and from the issuance of other debt or equity securities. There can be no assurances that the Company will make an investment in any additional hotel properties that meet its investment criteria.

On April 25, 1996 the Company filed a registration statement for a Follow-on Offering to sell up to 5 million shares (not including approximately 0.8 million shares subject to underwriters over-allotment) of its common stock for which it expects to receive net proceeds of approximately $55.9 million. The net proceeds from the sale of its common stock will be used to complete the acquisition of five hotels, to repay certain indebtedness, to refurbish certain of the Company's hotels and to transfer franchise licenses. Additionally under the terms of the Stock Purchase Agreement ("Promus Agreement") dated April 24, 1996, between the Company and Promus Hotel Inc. ("Promus"), Promus will invest $3 million in newly issued Company common stock in connection with the Company's acquisition of one of the five hotels to be acquired upon completion of the Follow-on Offering ("Promus Agreement").

In April 1996, the Existing Line was amended and restated to provide for an increase in the total commitment to $125 million, and an extension of the term to June 1998 ("New Line"), subject to the successful completion of the Follow-on

Offering. The Company will initially secure the New Line with certain of its hotel properties, which are expected to provide borrowing availability ("Line Availability") of approximately $85 million. The Line Availability will be calculated quarterly, and will increase if cash flow attributable to the collateral hotels increases and / or the Company adds additional hotels as collateral. The terms of the New Line permit borrowings for dividends, capital expenditures and working capital of up to 17% of the Line Availability, and new hotel development of up to 50% of the Line Availability. The New Line bears interest generally at LIBOR plus 1.75%. The Company has also obtained an interim unsecured line of credit from its current lenders in the amount of $17 million ("Unsecured Line") to partially finance the acquisition of the four hotels it acquired on May 7, 1996. It is anticipated that the Unsecured Line, which bears interest at LIBOR plus 1.75%, will be repaid from proceeds of the Follow-on Offering.

On May 6, 1996 the Company acquired one hotel with 191 rooms for $4.4 million with borrowings from the Existing Line. On May 7, 1996 it acquired four hotels with an aggregate of 505 rooms for $23 million and two parcels of land adjacent to two of the four hotels for $0.6 million, which were financed in part with borrowings under the Existing Line and with $17 million of borrowings from the Unsecured Line. In addition the Company has contracted to acquire five additional hotels with an aggregate of 627 rooms for an aggregate price of $39.8 million, conditional upon the closing of the Follow-on Offering. Two of the additional five hotels are currently in the final stage of construction and the Company intends to acquire them within 15 days after the later of the issuance of a certificate of occupancy for such hotels or the opening of such hotels.

The Promus Agreement, which is subject to the successful completion of the Follow-on Offering, provides for Promus to invest up to $15 million over time in newly issued shares of the Company's common stock and for the Company to purchase one existing and three under development Promus-owned hotels. Specifically, Promus will invest $3 million of the $15 million upon the Company's acquisition of an existing 92-suite Homewood Suites in the Houston-Clear Lake area upon the completion of the Follow-on Offering. It will also make additional investments at the rate of $12.5 per room in connection with the acquisition of three Homewood Suites hotels that are currently under development in Baltimore, MD; Dallas, TX; and Richmond, VA. On April 24, 1996, the Company executed a purchase agreement with Promus relating to these three hotels (the "Development Hotel Agreement"). The acquisitions, which are expected to occur over the next few years, are at prices which approximate Promus' development cost and are subject to the Company's approval of building specifications and Promus' completion within certain cost limitations and delivery dates. On April 24, 1996, the Company and Promus executed an option agreement (the "Option Agreement") pursuant to which Promus offered the Company options to acquire future newly developed Homewood Suites properties over the next several years. Promus will also make additional investments at the rate of $12.5 per room in connection with such acquisitions until its cumulative investment reaches $15 million. Pursuant to a non-binding memorandum of understanding, dated March 15, 1996, between the Company, the Lessee and Promus, (i) the Company agreed to use its best efforts to spend up to $100 million toward the acquisition or development of Promus hotel properties (including the hotels relating to the Promus Development Hotel Agreement, the Option Agreement and the two development hotels described in the paragraph below) over the next eight years, (ii) Promus agreed to enter into management agreements with the Lessee for all such hotels acquired by the Company and the Homewood Suites hotel in the Houston-Clear Lake area, and (iii) Promus and the Company agreed to the material terms of the purchase agreement for the Homewood Suites hotel in the Houston-Clear Lake area, the Promus Agreement, the Option Agreement and the Promus Development Hotel Agreement. Additionally, Promus would enter into long-term management agreements for each of these hotels.

The Company has entered into contracts to purchase an approximately 5.3 acre site for development of a 136-room Homewood Suites hotel near the Crabtree Valley Mall in Raleigh, North Carolina and an approximately 2.7 acre site for the development of a 100-room Homewood Suites hotel in Alpharetta, Georgia. Total development costs are expected to approximate $12.0 million and $9.0 million, respectively, for these projects. Construction is tentatively expected to commence on both of these hotels in mid 1996, with completion tentatively scheduled for mid 1997. However, there is no assurance that such development will be undertaken, or if commenced, that it will be completed on schedule.

SEASONALITY

The hotels' operations historically have been seasonal in nature, reflecting higher REVPAR during the second and third quarters. This seasonality and the structure of the Percentage Leases, which provide for a higher percentage of room revenues above stated equal quarterly levels to be paid as Percentage Rent, can be expected to cause fluctuations in the Company's quarterly lease revenue under the Percentage Leases.

PART II - OTHER INFORMATION



Item 5.  Other Information.

         (a)  None


Item 6.  Exhibits and Reports on Form 8-K.

         (a)  Exhibits

              10.1 Memorandum of Understanding, dated march 15, 1996, among Winston Hotels, Inc. , Winston Hospitality, Inc. and Promus Hotels, Inc.

              10.2 Stock Purchase Agreement, dated April 24, 1996, between Promus Hotels, Inc. and Winston Hotels, Inc.

              10.3 Agreement of Purchase and Sale, dated April 24, 1996, between WINN Limited Partnership and Promus Hotels, Inc. relating to three hotel properties being developed by Promus Hotels, Inc.

              10.4 Agreement of Purchase and Sale, dated April 24, 1996, between WINN Limited Partnership and Promus Hotels, Inc. relating to a hotel property located in Clear Lake, Texas.

              10.5       Option to Purchase Additional Hotels, dated April
              24, 1996 between WINN Limited Partnership and Promus Hotels, Inc.

              10.6 Agreement of Purchase and Sale, dated February 1, 1996, among WINN Limited Partnership, Dallas Lodging Associates, Inc., A.B. Lodging Associates, Inc., London Lodging Associates and Duncanville Lodging Associates I, Ltd.

              10.7 Management Agreement dated April 25, 1996, between Winston Hospitality, Inc. and Impac Hotel Group, Inc.

              10.8 Agreement of Purchase and Sale, dated April 24, 1996, between WINN Limited Partnership and Cary Suites, Inc.

              10.9 Agreement of Purchase and Sale, dated April 24, 1996, between WINN Limited Partnership and RWW, Inc.

              10.10 Agreement of Purchase and Sale, dated April 24, 1996, between WINN Limited Partnership and WJS, Associates.

              10.11 Agreement of Purchase and Sale, dated April 24, 1996, between WINN Limited Partnership and Hotel II, Incorporated.

              10.12 Sales Contract, dated March 31, 1996, among WINN Limited Partnership, Louis Bowie and Title Company of North Carolina.

              10.13 Sales Contract, dated February 9, 1996, among WINN Limited Partnership, Russell Parman, Ruby Parman and Title Company of North Carolina.

              10.14 Commitment Letter, dated April 24, 1996, to Winston Hotels, Inc. and WINN Limited Partnership, L.P. from Wachovia Bank of North Carolina, N.A., Branch Banking & Trust Company, South Trust Bank of Alabama, N.A., and NationsBank, N.A.

              10.15 Commitment Letter, dated May 7, 1996, to Winston Hotels, Inc. and WINN Limited Partnership, L.P. from Wachovia Bank of North Carolina, N.A., Branch Banking & Trust Company.

              27.        Financial Data Schedule (For SEC use only)


         (b)  Reports on Form 8-K.

              The Company did not file any reports on Form 8-K during the period for which this report is being filed.

                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                 WINSTON HOTELS, INC.



Date  5/14/96                                     /s/ Robert W. Winston, III
      ---------------------                       --------------------------
                                                  Robert W. Winston, III
                                                  Chief Executive Officer
                                                  and President




Date  5/14/96                                     /s/ Philip R. Alfano
      ---------------------                       ---------------------------
                                                  Philip R. Alfano
                                                  Senior Vice President and
                                                  Chief Financial Officer

                              WINSTON HOTELS, INC.
                 FORM 10-Q for the quarter ended March 31, 1996

                                 EXHIBIT INDEX

Exhibit
Number     Description of Exhibit
- - ------     ----------------------
10.1       Memorandum of Understanding, dated March 15, 1996, among Winston Hotels, Inc. , Winston
           Hospitality, Inc. and Promus Hotels, Inc.

10.2       Stock Purchase Agreement, dated April 24, 1996, between Promus Hotels, Inc. and Winston Hotels,
           Inc.

10.3       Agreement of Purchase and Sale, dated April 24, 1996, between WINN Limited Partnership and Promus
           Hotels, Inc. relating to three hotel properties being developed by Promus Hotels, Inc.

10.4       Agreement of Purchase and Sale, dated April 24, 1996, between WINN Limited Partnership and Promus
           Hotels, Inc. relating to a hotel property located in Clear Lake, Texas

10.5       Option to Purchase Additional Hotels, dated April 24, 1996 between WINN Limited Partnership and
           Promus Hotels, Inc.

10.6       Agreement of Purchase and Sale, dated February 1, 1996, among WINN Limited Partnership, Dallas
           Lodging Associates, Inc., A.B. Lodging Associates, Inc., London Lodging Associates and
           Duncanville Lodging Associates I, Ltd.

10.7       Management Agreement dated April 25, 1996, between Winston Hospitality, Inc. and Impac Hotel
           Group, Inc.

10.8       Agreement of Purchase and Sale, dated April 24, 1996, between WINN Limited Partnership and Cary
           Suites, Inc.

10.9       Agreement of Purchase and Sale, dated April 24, 1996, between WINN Limited Partnership and RWW,
           Inc.

10.10      Agreement of Purchase and Sale, dated April 24, 1996, between WINN Limited Partnership and WJS,
           Associates.

10.11      Agreement of Purchase and Sale, dated April 24, 1996, between WINN Limited Partnership and Hotel
           II, Incorporated.

10.12      Sales Contract, dated March 31, 1996, among WINN Limited Partnership, Louis Bowie and Title
           Company of North Carolina.

10.13      Sales Contract, dated February 9, 1996, among WINN Limited Partnership, Russell Parman, Ruby
           Parman and Title Company of North Carolina.

10.14      Commitment Letter, dated April 24, 1996, to Winston Hotels, Inc. and WINN Limited Partnership,
           L.P. from Wachovia Bank of North Carolina, N.A., Branch Banking & Trust Company, South Trust Bank
           of Alabama, N.A., and NationsBank, N.A.

10.15      Commitment Letter, dated May 7, 1996, to Winston Hotels, Inc. and WINN Limited Partnership, L.P.
           from Wachovia Bank of North Carolina, N.A., Branch Banking & Trust Company.

27.        Financial Data Schedule (For SEC use only)
