Form 10-Q
period 1996-06-30
WINSTON HOTELS INC
filed 1996-08-14
CIK 920605

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549


                                   FORM 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                     THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 1996     Commission file number  0-23732


                              WINSTON HOTELS, INC.
             (Exact name of registrant as specified in its charter)


        NORTH CAROLINA                                  56-1872141
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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes  X      No
    ---        ---

The number of shares of Common Stock, $.01 par value, outstanding on August 8, 1996 was 15,663,217.

                              WINSTON HOTELS, INC.
                                     INDEX


                                                                                       Page
                                                                                       ----
PART I.   FINANCIAL INFORMATION

Item 1.   WINSTON HOTELS, INC. (unaudited)

                Consolidated Balance Sheets - June 30, 1996 and
                December 31, 1995                                                      3

                Consolidated Statements of Income - For the three months ended
                June 30, 1996, three months ended June 30, 1995, six months
                ended June 30, 1996 and six months ended June 30, 1995                 4

                Consolidated Statements of Cash Flows - For the six months ended
                June 30, 1996 and the six months ended June 30, 1995                   5

                Notes to consolidated financial statements                             6

          WINSTON HOSPITALITY, INC. (unaudited)

                Balance Sheets - June 30, 1996 and December 31, 1995                   8

                Statements of Income - For the three months ended June 30, 1996, three months ended June 30, 1995, six months ended June 30,
                1996 and six months ended June 30, 1995                                9

                Statements of Cash Flows - For the six months ended June 30, 1996
                and six months ended June 30, 1995                                     10

                Notes to financial statements                                          11

Item 2.   Management's Discussion and Analysis of Financial Condition and Results
          of Operations                                                                12

PART II.  OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders                          20

Item 6.   Exhibits and Reports on Form 8-K                                             21

          Signature Page                                                               23

                              WINSTON HOTELS, INC.
                          CONSOLIDATED BALANCE SHEETS
                                ($ IN THOUSANDS)



                                                          JUNE 30, 1996         DECEMBER 31, 1995
                                                          -------------         -----------------
                                            ASSETS
Investment in hotel properties:
    Land                                                     $ 16,910                  $ 13,879
    Buildings                                                 126,929                   103,264
    Furniture, equipment and building improvements             10,908                     5,753
                                                             --------                  --------
                                                              154,747                   122,896
    Less accumulated depreciation                               7,641                     5,033
                                                             --------                  --------
Net investment in hotel properties                            147,106                   117,863
Cash and cash equivalents                                       7,982                     2,496
Lease revenue receivable                                        5,163                     2,547
Deferred expenses, net                                          1,593                       841
Prepaid expenses and other assets                                 508                       222
                                                             --------                  --------
                                                             $162,352                  $123,969
                                                             ========                  ========

                             LIABILITIES AND SHAREHOLDERS' EQUITY

Due to banks                                                 $ 11,475                  $ 34,000
Accounts payable and accrued expenses                           1,556                     1,574
Distributions payable                                           4,105                     2,785
Amounts due to Lessee                                           2,517                     1,187
Minority interest in Partnership                                3,856                     3,551

Shareholders' equity:
    Preferred stock, $.01 par value, 10,000,000
     shares authorized, no shares issued and
     outstanding                                                    0                         0
    Common stock, $.01 par value, 50,000,000
     shares authorized, 15,663,217 and 9,880,114
     shares issued and outstanding                                157                        99
    Additional paid-in capital                                141,932                    82,988
    Unearned directors' compensation                             (219)                     (256)
    Deficit                                                    (3,027)                   (1,959)
                                                             --------                  --------
          Total shareholders' equity                          138,843                    80,872
                                                             --------                  --------
                                                             $162,352                  $123,969
                                                             ========                  ========

    The accompanying notes are an integral part of the financial statements

                              WINSTON HOTELS, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                   ($ IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                        Three Months Ended  Three Months Ended  Six Months Ended  Six Months Ended
                                          June 30, 1996       June 30, 1995      June 30, 1996     June 30, 1995
                                        ------------------  ------------------  ----------------  ----------------
Revenue:
  Percentage lease revenue                   $    6,792           $   4,639        $   11,332         $   7,674
  Interest and other income                          21                  27                37                53
                                             ----------           ---------        ----------         ---------
    Total revenue                                 6,813               4,666            11,369             7,727
                                             ----------           ---------        ----------         ---------
Expenses:
  Real estate taxes and property and
   casualty insurance                               375                 318               695               534
  General & administrative                          473                 304               897               531
  Interest expense                                  900                 604             1,574             1,142
  Depreciation                                    1,442                 903             2,609             1,648
  Amortization                                       36                  29                67                55
                                             ----------           ---------        ----------         ---------
    Total expenses                                3,226               2,158             5,842             3,910
                                             ----------           ---------        ----------         ---------
    Income before allocation to
      minority interest                           3,587               2,508             5,527             3,817

Income allocation to minority interest              150                 129               230               208
                                             ----------           ---------        ----------         ---------
    Net income applicable to
      common shareholders                    $    3,437           $   2,379        $    5,297         $   3,609
                                             ==========           =========        ==========         =========
Net income per common share                  $     0.34           $    0.29        $     0.53         $    0.48
                                             ==========           =========        ==========         =========
Cash distributions per share                 $    0.255           $    0.22        $    0.495         $    0.44
                                             ==========           =========        ==========         =========
Weighted average number of common
 shares and common share equivalents         10,672,165           8,730,874        10,526,428         7,984,345
                                             ==========           =========        ==========         =========


    The accompanying notes are an integral part of the financial statements.

                              WINSTON HOTELS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                ($ IN THOUSANDS)


                                                                     Six Months               Six Months
                                                                       Ended                    Ended
                                                                   June 30, 1996             June 30, 1995
                                                                   -------------             -------------
Cash flows from operating activities:
  Net income                                                           $ 5,297                    $ 3,609
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Minority Interest                                                      230                        208
    Depreciation                                                         2,609                      1,648
    Amortization recorded as interest expense                              113                         29
    Amortization of franchise fees                                          30                         17
    Unearned compensation amortization                                      37                         38
    Write-off of deferred acquisition costs                                  0                         12
Changes in assets and liabilities:
    Lease revenue receivable                                            (2,616)                    (2,043)
    Prepaid expenses and other assets                                      (22)                        39
    Current liabilities                                                     31                        589
                                                                       -------                    -------
      Net cash provided by operating activities                          5,709                      4,146
                                                                       -------                    -------
Cash flows used in investing activities:
  Franchise fees paid                                                     (404)                      (216)
  Deferred acquisition costs                                              (881)                       (89)
  Investment in hotel properties                                       (30,508)                   (34,332)
                                                                       -------                    -------
      Net cash used in investing activities                            (31,793)                   (34,637)
                                                                       -------                    -------
Cash flows used in financing activities:
  Purchase of interest rate cap agreements                                   0                       (261)
  Fees paid to increase and extend the line of credit                      (13)                      (130)
  Net proceeds from public offering                                     59,368                     27,922
  Payment of distributions to common shareholders                       (5,039)                    (2,913)
  Payment of distributions to minority interest                           (221)                      (187)
  Increase/(decrease) in line of credit borrowing                      (22,525)                     5,000
                                                                       -------                    -------
      Net cash provided by financing activities                         31,570                     29,431
                                                                       -------                    -------
Net increase/(decrease) in cash and cash equivalents                     5,486                     (1,060)
Cash and cash equivalents at beginning of period                         2,496                      1,114
                                                                       -------                    -------
Cash and cash equivalents at end of period                             $ 7,982                    $    54
                                                                       -------                    -------
Supplemental disclosure:
  Cash paid for interest                                               $ 1,392                    $ 1,015
                                                                       =======                    =======

    The accompanying notes are an integral part of the financial statements.

                              WINSTON HOTELS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ($ IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

1. ORGANIZATION

   Winston Hotels, Inc. (the "Company") operates so as to qualify as a real estate investment trust ("REIT") for federal income tax purposes. The accompanying unaudited consolidated financial statements reflect, in the opinion of management, all adjustments necessary for a fair presentation of the interim financial statements. All such adjustments are of a normal and recurring nature. Due to the seasonality of the hotel business, the information for the three and six month periods ended June 30, 1996 and 1995 are not necessarily indicative of the results for a full year.

2. ACQUISITIONS

   In May 1996 the Company acquired five hotel properties for purchase prices totaling $28 million with borrowings under its existing line of credit and an interim unsecured line of credit. On June 26, 1996 the Company completed a follow-on offering of 5.75 million shares. The net proceeds of $59.4 million were used to repay the interim indebtedness relating to the May acquisitions and certain other indebtedness.

3. PRO FORMA FINANCIAL INFORMATION

   These unaudited pro forma condensed statements of income of the Company are presented as if both the May 1995 and the June 1996 follow-on offerings had occurred January 1, 1995 and the Company had acquired the five hotels it acquired in May 1996 and the five hotels it acquired in May 1995 as of January 1, 1995, thereby owning all 26 current hotels for the six month periods ended June 30, 1996 and 1995. These unaudited pro forma condensed statements of income are not necessarily indicative of what actual results of operations of the Company would have been assuming such transactions had been completed as of January 1, 1995, nor does it purport to represent the results of operations for future periods:


                                                 Pro Forma         Pro Forma
                                              Six Months Ended  Six Months Ended
                                               June 30, 1996     June 30, 1995
                                              ----------------  ----------------
Percentage lease revenue                           $12,793            $11,707
Net income applicable to common shareholders       $ 7,145            $ 6,893

Net income per common share                        $  0.46            $  0.44

Weighted average number of common shares
  and common share equivalents                  16,097,173         16,085,114

                              WINSTON HOTELS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                   ($ IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


4. SUMMARIZED NONCASH FINANCING AND INVESTING ACTIVITIES FOR THE PERIOD

   The following summarizes the noncash financing and investing activities for the six month period ended June 30, 1996 and 1995:

   Included in accounts payable and accrued expenses and amounts due to Lessee at June 30, 1996 are 1996 additions to investment in hotel properties of $1,180 due to the Lessee, and $510 related to the acquisition of hotel properties during the second quarter of 1996 as well as acquisitions that occurred during the third quarter of 1996. On May 28, 1996, the Company declared a $0.255 per share cash distribution of $4,105 which was paid on July 16, 1996. In connection with the follow-on offering in June 1996 and the related investment by Winston Hotels, Inc. into the Partnership, minority interest in Partnership was increased and additional paid-in capital was reduced by approximately $290. Included in accounts payable and accrued expenses at December 31, 1995 was $409 for an Incentive Fee due to Advisor, for which 33,103 shares of Common Stock were issued in April 1996.

   Included in accounts payable and accrued expenses and amounts due to Lessee at June 30, 1995 are additions to investment in hotel properties of $699 due to the Lessee, and $119 related to the acquisition of hotel properties occurring on May 18, 1995 and $511 of deferred expenses related to the May 1995 follow-on offering. On June 27, 1995, the Company declared a $.22 per share cash distribution of $2,269 that was paid on July 18, 1995.

5. SUBSEQUENT EVENTS

   In July 1996, the Company acquired three hotel properties for purchase prices totaling $30.8 million which included the assumption of debt and the issuance of approximately 786,000 partnership units by WINN Limited Partnership.

                           WINSTON HOSPITALITY, INC.
                                 BALANCE SHEETS
                                ($ IN THOUSANDS)


<Caption
                                                      JUNE 30, 1996    DECEMBER 31, 1995
                                                      -------------    -----------------
                                         ASSETS
Current assets:
  Cash and cash equivalents                               $4,767              $2,249
  Accounts receivable:
    Trade                                                  1,552                 836
    Lessor                                                 2,517               1,187
    Affiliates                                               133                  79
  Prepaid expenses and other assets                           73                 117
                                                          ------              ------
      Total current assets                                 9,042               4,468
                                                          ------              ------
Furniture, fixtures and equipment:
  Furniture and equipment                                    241                 186
  Leasehold improvements                                     110                 106
                                                          ------              ------
                                                             351                 292
  Less accumulated depreciation and amortization             130                  95
                                                          ------              ------
                                                             221                 197
                                                          ------              ------
                                                          $9,263              $4,665
                                                          ======              ======

                            LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable - trade                                $1,093              $  450
  Percentage lease payable                                 5,163               2,547
  Accrued salaries and wages                                 652                 607
  Accrued sales and occupancy taxes                          549                 219
  Other current liabilities                                1,083                 357
                                                          ------              ------
                                                           8,540               4,180
                                                          ------              ------
Shareholders' equity:
  Common stock, $.01 par value, 100 shares
   authorized, issued and outstanding                          1                   1
  Additional paid-in capital                                  49                  49
  Retained earnings                                          673                 435
                                                          ------              ------
      Total shareholders' equity                             723                 485
                                                          ------              ------
                                                          $9,263              $4,665
                                                          ======              ======

    The accompanying note is an integral part of the financial statements.

                           WINSTON HOSPITALITY, INC.
                              STATEMENTS OF INCOME
                                ($ IN THOUSANDS)


                                  Three Months Ended  Three Months Ended  Six Months Ended  Six Months Ended
                                    June 30, 1996       June 30, 1995      June 30, 1996     June 30, 1995
                                  ------------------  ------------------  ----------------  ----------------
Revenue:
  Room                                  $14,719             $10,321           $25,427           $17,694
  Food and beverage                         401                  28               440                60
  Other revenue, net                        285                 250               554               432
  Interest income                            27                   5                46                15
                                        -------             -------           -------           -------
      Total revenue                      15,432              10,604            26,467            18,201
                                        -------             -------           -------           -------
Expenses:
  Property operating expenses             5,000               3,353             8,956             6,022
  Repairs and maintenance                   801                 435             1,325               763
  Food and beverage                         293                  38               351                44
  General and administrative                510                 355               994               697
  Franchise costs                         1,323                 891             2,228             1,514
  Management fees                           377                 272               693               427
  Percentage lease payments               6,792               4,639            11,332             7,674
                                        -------             -------           -------           -------
      Total expenses                     15,096               9,983            25,879            17,141
                                        -------             -------           -------           -------
      Net income                        $   336             $   621           $   588           $ 1,060
                                        =======             =======           =======           =======

    The accompanying note is an integral part of the financial statements.

                           WINSTON HOSPITALITY, INC.
                            STATEMENT OF CASH FLOWS
                                ($ IN THOUSANDS)


                                                                  Six Months                Six Months
                                                                    Ended                     Ended
                                                                June 30, 1996             June 30, 1995
                                                                -------------             -------------
Cash flows from operating activities:
  Net income                                                         $   588                   $1,060
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Depreciation                                                          35                       29
    Changes in assets and liabilities:
      Accounts receivable                                               (716)                    (600)
      Prepaid expenses and other assets                                   44                       (1)
      Accounts payable - trade                                           643                      319
      Percentage lease payable                                         2,616                    2,043
      Accrued expenses and other liabilities                           1,101                      476
                                                                     -------                   ------
          Net cash provided by operating activities                    4,311                    3,326
                                                                     -------                   ------
Cash flows used in investing activities:
  Sale/(purchases) of furniture, fixture & equipment                     (59)                       3
  Advances to lessor and affiliates                                   (1,384)                    (760)
                                                                      -------                    -----
          Net cash used in investing activities                       (1,443)                    (757)
                                                                      -------                    -----
Cash flows used in financing activities:
  Distributions to shareholders                                         (350)                    (456)
                                                                     -------                   ------
          Net cash used in financing activities                         (350)                    (456)
                                                                     -------                   ------
Net increase in cash and cash equivalents                              2,518                    2,113
Cash and cash equivalents at beginning of period                       2,249                    2,120
                                                                     -------                   ------
Cash and cash equivalents at end of period                           $ 4,767                   $4,233
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

PRO FORMA FINANCIAL INFORMATION

The unaudited pro forma statistics and statements of income of the Lessee are presented as if leases and the operation of the Current Hotels and the Acquired Hotels had commenced on January 1, 1995. The unaudited pro forma statistics and statements of income are not necessarily indicative of what actual results of operations of the Lessee would have been assuming such operations had commenced as of January 1, 1995, nor do they purport to represent the results of operations for future periods ($ in thousands, except Average Daily Rate and REVPAR).


                                  Three Months Ended  Three Months Ended  Six Months Ended  Six Months Ended
                                    June 30, 1996       June 30, 1995      June 30, 1996     June 30, 1995
                                  ------------------  ------------------  ----------------  ----------------

Occupancy                                  84.3%               86.0%             80.2%             82.6%
Average Daily Rate                      $ 60.27             $ 55.29           $ 58.18           $ 53.27
REVPAR                                  $ 50.82             $ 47.54           $ 46.67           $ 44.02

Revenue
  Room                                  $15,739             $14,712           $28,887           $27,097
  Food and beverage                         685                 535             1,229             1,022
  Other revenue, net                        369                 359               729               710
                                        -------             -------           -------           -------
       Total revenue                     16,793              15,606            30,845            28,829
                                        -------             -------           -------           -------
Expenses:
  Property operating expenses             7,465               6,529            14,070            12,703
  Repairs and maintenance                   882                 849             1,522             1,425
  Food and beverage                         557                 433               983               809
  General and administrative                483                 465               970               917
  Percentage lease payments               7,216               6,626            12,793            11,707
                                        -------             -------           -------           -------
       Total expenses                    16,603              14,902            30,338            27,561
                                        -------             -------           -------           -------
       Net income                       $   190             $   704           $   507           $ 1,268
                                        =======             =======           =======           =======

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS
         ($ AMOUNTS IN THOUSANDS)

OVERVIEW

Winston Hotels, Inc. (the "Company"), which consummated an underwritten initial public offering in June, 1994, a follow-on offering in May 1995, and a second follow-on offering in June 1996 operates as a real estate investment trust to invest in hotel properties. The Company acquired ten hotels in conjunction with its initial public offering, six hotels during the remainder of 1994, five hotels in May 1995 in connection with the May 1995 follow-on offering (collectively, all twenty-one hotels are the "Current Hotels") and five hotels in May 1996 (the "Acquired Hotels"). It currently leases 26 hotels to Winston Hospitality, Inc., (the "Lessee") under percentage lease agreements (the "Percentage Leases") through which it receives its principal source of revenue.

RESULTS OF OPERATIONS

For the three and six month periods ended June 30, 1996 and 1995, the differences in operating results are primarily attributable to the fact that the Company owned 21 hotels for the entire three and six month periods ended June 30, 1996 and 26 Hotels for 54 days of the three and six month periods ended June 30, 1996, as compared to 16 hotels for the entire three and six month periods ended June 30, 1995 and 21 hotels for 43 days of the three and six month periods ended June 30, 1995. In order to present a more meaningful comparison of operations, in addition to the comparison of actual results for the three and six months ended June 30, 1995 versus actual results for the three and six months ended June 30, 1996, below are analyses of the pro forma results for the three and six month periods ended June 30, 1996 versus pro forma results for the three and six month periods ended June 30, 1995 as if the follow-on offerings, the May 1996 and the May 1995 acquisitions had occurred on January 1, 1995.

THE COMPANY

ACTUAL - THREE MONTHS ENDED JUNE 30, 1996 VS ACTUAL - THREE MONTHS ENDED JUNE 30, 1995

The Company had revenues of $6,813 in 1996, consisting of $6,792 of Percentage Lease revenues and $21 of interest and other income. Percentage Lease revenues increased by $2,153, or 46%, in 1996 from $4,639 in 1995. This increase was comprised of: (i) $525 for the 16 Current Hotels that were owned for the second three months of 1996 and 1995, which was due to the rent formulas of the Percentage Leases increasing rent payments by the Lessee by an average of 33% of the $146 in increased room revenues attributable to inflation, and by an average of 67% of the $712 in increased room revenues attributable primarily to higher rates, (ii) $868 for the five Current Hotels that were acquired in May 1995, and (iii) $760 for the five Acquired Hotels.

Real estate taxes and property insurance costs incurred in 1996 were $375, an increase of $57 from $318 in 1995. This increase was primarily attributable to the five hotels acquired in 1995 that were owned for the entire six month period in 1996. General and administrative expenses increased $169 to $473 in 1996 from $304 in 1995. The increase was attributable to: (i) costs attributable to the increase in size and activities of the Company in 1996 over 1995; (ii) the Company becoming self-administered in 1996 and incurring costs associated therewith, offset in part by savings from costs not incurred under its previous advisory agreement; (iii) inflationary cost increases; and (iv) the write-off of $49 in costs related to acquisition projects abandoned in 1996. Interest expense increased by $296 to $900 in 1996 from $604 in 1995, primarily due to additional interest of $276 related to borrowings for the purchase of the Acquired Hotels, and to the increase in amortization of interest rate cap agreement costs in 1996. Depreciation increased $539 to $1,442 in 1996 from $903 in 1995, primarily due to depreciation related to the five hotels acquired in 1995 and the additional depreciation on renovations completed during 1995 and 1996.

PRO FORMA - THREE MONTHS ENDED JUNE 30, 1996 VS PRO FORMA - THREE MONTHS ENDED JUNE 30, 1995

The Company had pro forma revenues of $7,237 for the three months ended June 30, 1996, consisting of $7,216 of pro forma Percentage Lease revenues and $21 of pro forma interest and other income. Pro forma Percentage Lease revenues increased by $590, or 9%, to $7,216 in 1996 from $6,626 in 1995. This increase was due to the rent formulas of the Percentage Leases increasing pro forma rent payments by the Lessee by an average of: (i) 35% of the $299 in increased pro forma room revenues attributable to inflation and 65% of the $727 in increased pro forma room revenues attributable primarily to higher rates, and (ii) 5% of the $6 in increased food and beverage revenue attributable to inflation and 10% of the $78 in increased food and beverage revenues.

Pro forma real estate taxes and property insurance costs incurred in 1996 were $413, a decrease of $16 from $429 in 1995. This decrease was attributable primarily to decreased insurance premiums in 1996. Pro forma general and administrative expenses increased $195 to $479 in 1996 from $284 in 1995. The increase was attributable to the Company becoming self-administered in 1996, the timing of additional costs incurred therewith, and inflationary cost increases, offset in part by savings from costs not incurred under its previous advisory agreement. Pro forma interest expense remained consistent between 1995 and 1996, resulting from lower interest costs due to lower interest rates in 1996 than in 1995, and offset by an increase in amortization of interest rate cap agreement costs in 1996. Pro forma depreciation increased $246 to $1,585 in 1996 from $1,339 in 1995 primarily due to additional depreciation on renovations completed during 1995 and 1996.

ACTUAL - SIX MONTHS ENDED JUNE 30, 1996 VS ACTUAL - SIX MONTHS ENDED JUNE 30,
1995

The Company had revenues of $11,369 in 1996, consisting of $11,332 of Percentage Lease revenues and $37 of interest and other income. Percentage Lease revenues increased by $3,658, or 48%, in 1996 from $7,674 in 1995. This increase was comprised of: (i) $860 for the 16 Current Hotels that were owned for the first six months of 1996 and 1995, which was due to the rent formulas of the Percentage Leases increasing rent payments by the Lessee by an average 33% of the $322 in increased room revenues attributable to inflation and by an average of 67% of the $1,130 in increased room revenues attributable primarily to higher rates, (ii) $2,038 for the five Current Hotels that were acquired in May 1995 and (iii) $760 for the Acquired Hotels purchased in May 1996.

Real estate taxes and property insurance costs incurred in 1996 were $695, an increase of $161 from $534 in 1995. This increase was primarily attributable to the five hotels acquired in May 1995 that were owned for the entire six month period in 1996. General and administrative expenses increased $366 to $897 in 1996 from $531 in 1995. The increase was attributable to: (i) costs attributable to the increase in size and activities of the Company in 1996 over 1995; (ii) the Company becoming self-administered in 1996 and incurring costs associated therewith, offset in part by savings from costs not incurred under its previous advisory agreement;

(iii) inflationary cost increases; and (iv) the write-off of $71 in costs related to acquisition projects abandoned in 1996. Interest expense increased by $432 to $1,574 in 1996 from $1,142 in 1995, due to: (i) additional interest of $276 related to borrowings for the purchase of the Acquired Hotels, (ii) increase of $73 in amortization of interest rate cap agreements and other line of credit costs in 1996 and (iii) average increase of $83 in interest expense on the increase in other borrowings from 1995 to 1996. Depreciation increased $961 to $2,609 in 1996 from $1,648 in 1995, primarily due to depreciation related to the five hotels acquired in May 1995 and the additional depreciation on renovations completed during 1995 and 1996.

PRO FORMA - SIX MONTHS ENDED JUNE 30, 1996 VS PRO FORMA - SIX MONTHS ENDED JUNE 30, 1995

The Company had pro forma revenues of $12,831 for the six months ended June 30, 1996, consisting of $12,793 of pro forma Percentage Lease revenues and $38 of pro forma interest and other income. Pro forma Percentage Lease revenues increased by $1,086, or 9%, to $12,793 in 1996 from $11,707 in 1995. This increase was due to the rent formulas of the Percentage Leases increasing pro forma rent payments by the Lessee by an average of: (i) 33% of the $341 in increased pro forma room revenues attributable to inflation and 66% of the $1,449 in increased pro forma room revenues attributable primarily to higher rates, and (ii) 5% of the $9 in increased food and beverage revenue attributable to inflation and 10% of the $135 in increased food and beverage revenues attributable primarily to higher prices.

Pro forma real estate taxes and property insurance costs incurred in 1996 were $820, a decrease of $16 from $836 in 1995. This decrease was attributable primarily to the decrease in insurance premiums in 1996. Pro forma general and administrative expenses increased $351 to $915 in 1996 from $564 in 1995. The increase was attributable to the Company becoming self-administered in 1996, the timing of additional costs incurred therewith, and inflationary cost increases, offset in part by savings from costs not incurred under its previous advisory agreement. Pro forma interest expense remained consistent between 1995 and 1996, resulting from lower interest costs due to lower interest rates in 1996 than in 1995, offset by an increase in amortization of interest rate cap agreement costs in 1996. Pro forma depreciation increased $442 to $3,116 in 1996 from $2,674 in 1995 primarily due to additional depreciation on renovations completed during 1995 and 1996.

THE LESSEE

ACTUAL - THREE MONTHS ENDED JUNE 30, 1996 VS ACTUAL - THREE MONTHS ENDED JUNE 30, 1995

Total revenue increased $4,828, or 46%, to $15,432 in 1996 from $10,604 in 1995. This increase is primarily attributable to an increase in room revenues of $4,398, or 43%, to $14,719 in 1996 from $10,321 in 1995. The increase in room revenues was due to: (i) an increase in room revenues of $858, or 10%, for the 16 Current Hotels that were owned for the three month periods ended June 30, 1996 and 1995, (ii) room revenues of $3,302 in the three months ended June 30, 1996, up $1,865, or 130% from $1,437 in 1995 for the five Current Hotels that were acquired in May 1995, and (iii) room revenues for the three months ended June 30, 1996 in the amount of $1,675 for the Acquired Hotels. Food and beverage revenue increased $373, to $401 in 1996 from $28 in 1995. This increase is primarily attributable to one of the Acquired Hotels being a full service hotel.

The Lessee had total expenses in 1996 of $15,096, up $5,113 from $9,983 in 1995. This increase was primarily attributable to the operation of a greater number of hotels for the three months ended June 30, 1996 as compared with the same period of 1995.

In general, the net income of the Lessee was negatively impacted during the three months ended June 30, 1996 by the following non-recurring conditions: (i) the renovation of the Comfort Inn hotel in Charleston, South Carolina, (ii) one time general and administrative costs incurred in anticipation of managing 10 additional hotels and (iii) a short term management contract for the full service hotel in Garland, Texas. Furthermore, the Lessee incurred incremental on-going general and administrative costs during the three months ended June 30, 1996 in preparation for managing the 10 additional hotels, while only receiving the benefit of operating profits of five hotels for approximately two months. As of June 30, 1996, only five of the hotels (the Acquired Hotels) had been leased and were operated for less than two months during the period.

PRO FORMA - THREE MONTHS ENDED JUNE 30, 1996 VS PRO FORMA - THREE MONTHS ENDED JUNE 30, 1995

Pro forma total revenue increased $1,187, or 8%, to $16,793 in 1996 from $15,606 in 1995. This increase is primarily attributable to an increase in pro forma room revenues of $1,027, or 7%, to $15,739 in 1996 from $14,712 in 1995.
Pro forma food and beverage revenue increased $150 to $685 in 1996 from $535 in 1995 as a result of more aggressive marketing of food and beverage products to guests primarily at the full-service Holiday Inn Select in Garland, Texas.

The Lessee had pro forma property and operating expenses of $7,465 in 1996 representing 47% of pro forma room revenue as compared to $6,529 or 44% of pro forma room revenue in 1995. This increase is primarily attributable to the Lessee offering greater amenities and providing additional services to guests in an effort to add additional value to our product line in anticipation of new competition. Pro forma Percentage Lease payments totaled $7,216 in 1996 representing 46% of pro forma room revenue as compared to $6,626 or 45% of pro forma room revenue in 1995. This increase is due to the nature of the Percentage Lease agreements. Other expenses on a pro forma basis experienced increases attributable to inflation and the increases in pro forma room, food and beverage revenue.

In general, net income on a pro forma basis for the Acquired Hotels reflects the operations of the prior owners which were at lower operating margins during 1996 and 1995 than the Current Hotels. The Percentage Lease terms for the Acquired Hotels reflect the assumption that the Acquired Hotels will be operated at operating margins generally comparable to the Current Hotels. These factors contributed to the lower pro forma net income in 1996 and 1995.

ACTUAL - SIX MONTHS ENDED JUNE 30, 1996 VS ACTUAL - SIX MONTHS ENDED JUNE 30,
1995

Total revenue increased $8,266, or 47%, to $26,467 in 1996 from $18,201 in 1995. This increase is primarily attributable to an increase in room revenues of $7,733, or 44%, to $25,427 in 1996, from $17,694 in 1995. The increase in room revenues was due to: (i) an increase in room revenues of $1,452, or 9%, for the 16 Current Hotels that were owned for the first six months of both 1996 and 1995, (ii) room revenues of $6,043 in 1996, up $4,606 or 321%, from $1,437 in 1995 for the five Current Hotels that were acquired in May 1995, and (iii) room revenues for the six months ended June 30, 1996 in the amount of $1,675 for the Acquired Hotels. Food and beverage revenue increased $380, or 633%, to $440 in 1996 from $60 in 1995. This increase is primarily attributable to one of the Acquired Hotels being a full service hotel.

The Lessee had total expenses in 1996 of $25,879, up $8,738 from $17,141 in 1995. This increase was primarily attributable to the operation of a greater number of hotels for the six months ended June 30, 1996 as compared with the same period of 1995.

In general, the net income of the Lessee was negatively impacted during the six months ended June 30, 1996 by the following non-recurring conditions: (i) the unseasonably cold weather experienced during the first quarter of 1996, (ii) renovation of the Comfort Inn hotel in Charleston, South Carolina, (iii) one time general and administrative costs incurred in anticipation of managing 10 additional hotels, while only receiving the benefit of operating profits of five hotels for approximately two months and (iv) a short term management contract for the full service hotel in Garland, Texas. Furthermore, the Lessee incurred incremental on-going general and administrative costs during the six months ended June 30, 1996 in preparation for managing the 10 additional hotels. As of June 30, 1996, only five of the hotels (the Acquired Hotels) had been leased and were operated for less than two months during the period.

PRO FORMA - SIX MONTHS ENDED JUNE 30, 1996 VS PRO FORMA - SIX MONTHS ENDED JUNE 30, 1995

Pro forma total revenue increased $2,016, or 7%, to $30,845 in 1996 from $28,829 in 1995. This increase is primarily attributable to an increase in pro forma room revenues of $1,790, or 7%, to $28,887 in 1996 from $27,097 in 1995.
Pro forma food and beverage revenue increased $207 to $1,229 in 1996 from $1,022 in 1995 as a result of more aggressive marketing of food and beverage products to guests primarily at the full-service Holiday Inn Select in Garland, Texas.

The Lessee had pro forma property and operating expenses of $14,070 in 1996 representing 49% of pro forma room revenue as compared to $12,703 or 47% of pro forma room revenue in 1995. This increase is primarily attributable to the Lessee offering greater amenities and providing additional services to guests in an effort to add additional value to its product line in anticipation of new competition. Pro forma Percentage Lease payments totaled $12,793 in 1996 representing 44% of pro forma room revenue as compared to $11,707 or 43% of pro forma room revenue in 1995. This increase is due to the nature of the Percentage Lease agreements. Other expenses on a pro forma basis were consistent with increases in the rate of inflation and the increases in pro forma room, food and beverage revenue.

In general, net income on a pro forma basis for the Acquired Hotels reflects the operations of the prior owners which were at lower operating margins during 1996 and 1995 than the Current Hotels. The Percentage Lease terms for the Acquired Hotels reflect the assumption that the Acquired Hotels will experience operating margins generally comparable to the Current Hotels. These factors contributed to the lower pro forma net income in 1996 and 1995.


LIQUIDITY AND CAPITAL RESOURCES

The Company finances its operations from operating cash flow, which is principally derived from Percentage Leases. For the six months ended June 30, 1996, cash flow provided by operating activities was $5,709 and funds from operations, which is equal to net income before minority interest plus depreciation, was $8,136. Under Federal income tax law provisions applicable to REITs, the Company is required to distribute at least 95% of its taxable income to maintain its tax status as a REIT. In the second quarter of 1996, the Company declared distributions of $3,994 to its shareholders. Because the Company's cash flow from operating activities is expected to exceed its taxable income due to depreciation and amortization expenses, the Company expects to be able to meet its distribution requirements out of cash flow from operating activities.

The Company's net cash used in investing activities for the six months ended June 30, 1996 totaled $31,793, primarily relating to the purchase of the Acquired Hotels. Further, the Company incurred $262 in other costs related to five additional hotel properties which, as of June 30, 1996, were under contract to be purchased, and $2.0 million in renovation costs in connection with previously acquired hotels. It also anticipates spending an additional $7.0 million during 1996 to complete the refurbishment of its hotels. These expenditures are in addition to reserves of 3% of room revenues for the first year and 5% for the years thereafter which the Company is required to set aside under its Percentage Leases for periodic capital improvements and the refurbishment and replacement of furniture, fixtures and equipment at all of its Current Hotels. For new acquisitions, the Company will be required to set aside 5% of room revenues from limited-service hotels, and 7% of gross room, food and beverage revenues from full-service hotels. In the six months ended June 30, 1996 the Company set aside $1,219 for such reserves. These reserves are expected to be funded from operating cash flow, and possibly also from borrowings under the Company's line of credit, which sources are expected to be adequate to fund such capital requirements. These reserves are in addition to amounts spent on normal repairs and maintenance which have approximated 5.2% and 4.3% of room revenues in 1996 and 1995, respectively, and are paid by the Lessee.

The Company's net cash provided by financing activities in the six months ended 1996 totaled $31,570. Net cash provided included $59,368 of net proceeds from a follow-on offering in June, 1996, offset by: i) a decrease of $22,525 in line of credit borrowings, ii) the payment of distributions to shareholders of $5,039,
iii) the payment of distributions to minority interest of $221 and iv) the payment of fees of $13 in connection with the New Line discussed below.

The Company has a $50 million line of credit with Wachovia Bank ("Existing Line"), which expires in June 1997. Borrowings under the Existing Line generally bear interest at LIBOR plus 1.25%. The Company's Articles of Incorporation limit its total amount of indebtedness to 45% of the purchase prices paid by the Company for its investments in hotel properties (the "Debt Limitation"). As of June 30, 1996 the Company had $38,525 available under the Existing Line, and approximately $121 million of additional borrowing capacity under the Debt Limitation, assuming it invests all of its borrowings in additional hotels.

In April 1996, a commitment was received from a group of banks led by Wachovia Bank, under which the Existing Line would be amended and restated to provide for an increase in the total commitment to $125 million, and an extension of the term to June 1998 ("New Line"). Upon closing of the New Line (expected to be in August 1996) the Company will secure it with certain hotel properties, which will provide borrowing availability ("Line Availability"). Initially 26 of the 29 hotels owned by the Company as of August 8, 1996 will secure the New Line, and are expected to provide Line Availability of approximately $80 million. The Line Availability will be calculated quarterly, and will increase if cash flow attributable to the collateral hotels increases and / or the Company adds additional hotels as collateral. The terms of the New Line permit borrowings for dividends, capital expenditures and working capital of up to 17% of the Line Availability, and new hotel development of up to 50% of the Line Availability. The New Line bears interest generally at LIBOR plus 1.75%. The Company had obtained an interim unsecured line of credit from its current lenders in the amount of $17 million ("Unsecured Line") to partially finance the acquisition of the four hotels it acquired on May 7, 1996. This Unsecured Line was repaid from proceeds of the follow-on offering in June, 1996.

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

In July 1996, the Company, through the Partnership, acquired three hotel properties for purchase prices totaling $30.8 million. The Company funded the purchase prices through the assumption of debt and the issuance of approximately 786,000 Partnership units. The Company has also contracted to acquire two additional hotels for an aggregate price of approximately $14.4 million. One of the additional two hotels, the 128-room Courtyard by Marriott - Wilmington, North Carolina, currently is in the final stage of construction, and the Company intends to acquire it within 15 days after the later of the issuance of a certificate of occupancy or the opening of the hotel. The $7.5 million purchase price will be funded through the assumption of debt and the issuance of approximately $1.0 million of Partnership units. The other hotel, the 92-room Homewood Suites - Clear Lake (Houston), Texas, will be acquired for $6.9 million pursuant to an on-going arrangement between the Company and Promus Hotels, Inc. ("Promus"), the terms of which were agreed to on April 24, 1996 and amended on August 7, 1996. The Company expects to close on the Houston hotel in August, 1996.

Under the arrangement with Promus, as amended, the Company will acquire the Houston hotel, has a contingent purchase agreement to acquire a Homewood Suites hotel being developed by Promus in Richmond, Virginia, has an option to purchase a limited number of additional Promus-developed Homewood Suites hotels (which are as yet unidentified) that Promus is obligated to offer the Company in the future, and will require its lessee to retain Promus to manage the hotels acquired from it. In addition to offering the Company the right to acquire a limited number of hotels, Promus has agreed to invest up to $15 million in the Company's common stock (at the then-current market price per share) as the Company acquires hotels from Promus, beginning with $1.5 million upon the Company's acquisition of the Houston Homewood Suites hotel and $15,000 per room upon the acquisition of the other hotels from Promus. Promus also has an option ("Promus Stock Option") expiring December 1996 to invest $7.5 million (or any portion of it) of its potential $15 million investment at $11.00 per share. The Company has agreed to use its best efforts to spend up to $100 million toward the acquisition or development of Promus-brand hotels, including the Homewood Suites hotels in Houston and Richmond, any hotels acquired in the future from Promus under the arrangement, and the three development hotels described below. In July, 1996, the Company exercised its rights to terminate agreements to purchase two Homewood Suites hotels being developed by Promus.

In connection with the August 7 amendments to the Promus arrangement, the Company agreed to reduce from $3 million to $1.5 million the amount Promus is required to invest upon the closing of the Houston hotel, Promus agreed to reduce the maximum amount of common stock that it can buy under the Promus Stock Option at $11.00 per share from $15 million to $7.5 million, and the Company agreed to reduce the number of additional Promus-developed hotels that Promus is required to offer the Company in the future.

The Company expects to acquire the Homewood Suites - Richmond, Virginia upon its completion, which Promus estimates will occur within the next year, for a purchase price which will approximate Promus' development cost. Conditions to the Company's obligation to purchase include its approval of the building specifications and Promus' completion of construction within certain cost limitations and by a specified delivery date.

The Company has entered into contracts to purchase an approximately 5.3 acre site for development of a 137-suite Homewood Suites hotel near the Crabtree Valley Mall in Raleigh, North Carolina and an approximately 2.7 acre site for the development of a 112-suite Homewood Suites hotel in Alpharetta, Georgia. In addition, the Company plans to develop a 96-suite Homewood Suites hotel on a
3.9 acre site owned in Durham, North Carolina. Total development costs are expected to approximate $12.0 million, $10.0 million and $9 million, respectively, for these projects. The construction period for each hotel is tentatively expected to require approximately twelve months to complete, with commencement during the third quarter of 1996 for the Raleigh and Alpharetta hotels, and during the first quarter of 1997 for the Durham hotel. However, there is no assurance that such development will be undertaken, or if commenced, that it will be completed on schedule.

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

PART II - OTHER INFORMATION



Item 4.          Submission of Matters to a Vote of Security Holders

                 On May 28, 1996, the Annual Meeting of Shareholders was held and the following matters were submitted to the shareholders for a vote. There were 8,994,805 shares either present or evidenced by proxy. Set forth below is a brief description of the matters voted on and the number of votes cast for, against or withheld, as well as the number of abstentions and broker non-votes.

                 Election of Directors:


                                                                                       Number of
                                                                       Votes Against     Broker
                         Name                       Votes For            or Withheld   Non-votes           Totals
                         ----                       ---------            ----------    ---------           ------
                 Charles M. Winston                 8,932,716              62,089         0              8,994,805
                 Robert W. Winston                  8,932,416              62,389         0              8,994,805
                 James H. Winston                   8,932,716              62,089         0              8,994,805
                 Paul Fulton                        8,930,870              63,935         0              8,994,805
                 Thomas F. Darden                   8,932,870              61,935         0              8,994,805
                 Richard L. Daugherty               8,932,520              62,285         0              8,994,805
                 Edwin B. Borden                    8,933,120              61,685         0              8,994,805


                 Amendment to the Company's Stock Incentive Plan to increase the number of authorized shares available to be issued:

                 Votes for:                                         7,929,961
                 Votes against or withheld:                         1,011,967
                 Votes abstained:                                      52,877
                 Broker non-votes:                                          0
                                                                    ---------
                 Total                                              8,994,805

                 Ratification of the accounting firm Coopers & Lybrand L.L.P. as external auditors:

                 Votes for:                                         8,961,993
                 Votes against or withheld:                             8,804
                 Votes abstained:                                      24,008
                 Broker non-votes:                                          0
                                                                    ---------
                 Total                                              8,994,805

Item 6.          Exhibits and Reports on Form 8-K.

                 (a)      Exhibits

                 10.1 Amendment No. 1 to Stock Purchase Agreement dated as of August 7, 1996 by and between Promus Hotels, Inc. and Winston Hotels, Inc. amending the Stock Purchase Agreement dated April 24, 1996 by and between Promus Hotels, Inc. and Winston Hotels, Inc. (Exhibit 10.2 to the Company's Form 10-Q filed on May 14, 1996)

                 10.2 Amendment to Agreement of Purchase and Sale dated as of August 7, 1996 by and between WINN Limited Partnership and Promus Hotels, Inc. amending the Agreement of Purchase and Sale dated April 24, 1996 by and between WINN Limited Partnership and Promus Hotels, Inc. relating to three hotel properties being developed by Promus Hotels, Inc. (Exhibit
                 10.3 to the Company's Form 10-Q filed on May 14, 1996)

                 10.3 Amendments to Agreement of Purchase and Sale dated May 21, 1996 and August 7, 1996 by and between WINN Limited Partnership and Promus Hotels, Inc. amending the Agreement of Purchase and Sale dated April 24, 1996 by and between WINN Limited Partnership and Promus Hotels, Inc. relating to a hotel property located in Clear Lake, Texas, (Exhibit 10.4 to the Company's Form 10-Q filed on May 14, 1996)

                 10.4 First Amendment to Option to Purchase Additional Hotels dated as of August 7, 1996 by and between Promus Hotels, Inc. and WINN Limited Partnership amending the Option to Purchase Additional Hotels, dated April 24, 1996 by and between WINN Limited Partnership and Promus Hotels, Inc. (Exhibit 10.5 to the Company's Form 10-Q filed on May 14, 1996)

                 10.5 Winston Hotels, Inc. Stock Incentive Plan, as amended and restated on May 28, 1996

                 27.1   Financial Data Schedule (For SEC use only)

         (b)     Reports on Form 8-K.

                 The Company filed a report on Form 8-K, dated May 21, 1996 listing the acquisition of one hotel on May 6, 1996 under Item 5 and four hotels on May 7, 1996 under Item 2 of the Form 8-K. The financial statements required by the Form 8-K for the properties described in Item 2 which were filed by incorporation by reference are as follows:

                 Impac Acquisition Hotels
                 ------------------------
                 Report of Independent Accountants
                 Combined Balance Sheet as of December 31, 1995 Combined Statement of Income for the year ended
                   December 31,1995
                 Combined Statement of Equity for the year ended
                   December 31, 1995
                 Combined Statement of Cash Flows for the year ended
                   December 31, 1995
                 Notes to Combined Financial Statements

                 The Company filed a report on Form 8-K/A, dated July 18, 1996 amending the May 21, 1996 Form 8-K to include additional financial statements unavailable on May 21, 1996 related to the acquisition of four hotel properties on May 7, 1996. The financial statements are as follows:

                 Impac Acquisition Hotels
                 ------------------------
                 Report of the Independent Accountants
                 Combined Balance Sheets at December 31, 1995 and
                   March 31, 1996 (unaudited)
                 Combined Statements of Income for the year ended
                   December 31, 1995 and the three months Ended March 31, 1995 (unaudited) and 1996 (unaudited)
                 Combined Statements of Equity for the year ended December 31,
                   1995 and for the three months ended March 31, 1996
                   (unaudited)
                 Combined Statements of Cash Flows for the year ended December
                   31, 1995 and the three months ended March 31, 1995 (unaudited) and 1996 (unaudited)
                 Notes to the Financial Statements


                 Pro Forma Financial Statements
                 ------------------------------
                 Winston Hotels, Inc. Pro Forma Consolidated Statements of
                   Income for the year ended December 31, 1995 and the three months ended March 31, 1996 (unaudited)
                 Winston Hotels, Inc. Pro Forma Balance Sheet as March 31, 1996
                   (unaudited)
                 Winston Hospitality, Inc. Pro Forma Statements of Income for
                   the year ended December 31, 1995 and the three months ended March 31, 1996 (unaudited)

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                   WINSTON HOTELS, INC.



Date     August 14, 1996                           /s/ Robert W. Winston, III
         -------------------------                 -----------------------------
                                                   Robert W. Winston, III
                                                   Chief Executive Officer
                                                   and President




Date     August 14, 1996                           /s/ Philip R. Alfano
         --------------------------                -----------------------------
                                                   Philip R. Alfano
                                                   Senior Vice President and
                                                   Chief Financial Officer

                              WINSTON HOTELS, INC.
                 FORM 10-Q for the quarter ended June 30, 1996

                                 EXHIBIT INDEX


Exhibit
Number   Description of Exhibit
- ------   ----------------------
10.1     Amendment No. 1 to Stock Purchase Agreement dated as of August 7, 1996 by and between Promus Hotels, Inc. and
         Winston Hotels, Inc. amending the Stock Purchase Agreement dated April 24, 1996 by and between Promus Hotels,
         Inc. and Winston Hotels, Inc. (Exhibit 10.2 to the Company's Form 10-Q filed on May 14, 1996)

10.2     Amendment to Agreement of Purchase and Sale dated as of August 7, 1996 by and between WINN Limited Partnership and Promus Hotels, Inc. amending the Agreement of Purchase and Sale dated April 24, 1996 by and between WINN
         Limited Partnership and Promus Hotels, Inc. relating to three hotel properties being developed by Promus
         Hotels, Inc. (Exhibit 10.3 to the Company's Form 10-Q filed on May 14, 1996)

10.3     Amendments to Agreement of Purchase and Sale dated May 21, 1996 and August 7, 1996 by and between WINN Limited
         Partnership and Promus Hotels, Inc. amending the Agreement of Purchase and Sale dated April 24, 1996 by and between WINN Limited Partnership and Promus Hotels, Inc. relating to a hotel property being located in Clear
         Lake, Texas, (Exhibit 10.4 to the Company's Form 10-Q filed on May 14, 1996)

10.4     First Amendment to Option to Purchase Additional Hotels dated as of August 7, 1996 by and between Promus
         Hotels, Inc. and WINN Limited Partnership amending the Option to Purchase Additional Hotels, dated April 24,
         1996 by and between WINN Limited Partnership and Promus Hotels, Inc. (Exhibit 10.5 to the Company's Form 10-Q
         filed on May 14, 1996)

10.5     Winston Hotels, Inc. Stock Incentive Plan, as amended and restated on May 28, 1996

27.1     Financial Data Schedule (For SEC use only)
