Form 10-Q
period 1996-09-30
WINSTON HOTELS INC
filed 1996-11-12
CIK 920605

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549


                                   FORM 10-Q


              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

              For the quarterly period ended September 30, 1996

                       Commission file number 0-23732


                              WINSTON HOTELS, INC.
             (Exact name of registrant as specified in its charter)

        NORTH CAROLINA                                   56-1872141
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                       Identification No.)

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

                               Yes   X      No
                                   -----        ----

            The number of shares of Common Stock, $.01 par value,
               outstanding on November 8, 1996 was 15,799,580.

                              WINSTON HOTELS, INC.
                                     INDEX

                                                                                                             Page
                                                                                                             ----


PART I.          FINANCIAL INFORMATION

Item 1.          WINSTON HOTELS, INC. (unaudited)

                          Consolidated Balance Sheets - September 30, 1996 and
                          December 31, 1995                                                                   3

                          Consolidated Statements of Income - For the three and nine months
                          ended September 30, 1996 and 1995                                                   4

                          Consolidated Statements of Cash Flows - For the nine months ended
                          September 30, 1996 and 1995                                                         5

                          Notes to consolidated financial statements                                          6

                 WINSTON HOSPITALITY, INC. (unaudited)

                          Balance Sheets - September 30, 1996 and December 31, 1995                           8

                          Statements of Income - For the three and nine months ended
                          September 30, 1996 and 1995                                                         9

                          Statements of Cash Flows - For the nine months ended September 30,
                          1996 and 1995                                                                       10

                          Notes to financial statements                                                       11

Item 2.          Management's Discussion and Analysis of Financial Condition and Results
                 of Operations                                                                                12

PART II.         OTHER INFORMATION

Item 6.          Exhibits and Reports on Form 8-K                                                             20

                 Signature Page                                                                               22


                              WINSTON HOTELS, INC.
                          CONSOLIDATED BALANCE SHEETS
                                ($ IN THOUSANDS)

                                    ASSETS
                                                                        SEPTEMBER 30, 1996          DECEMBER 31, 1995
                                                                        ------------------          -----------------
Investment in hotel properties:
    Operating properties                                                  $     193,937               $       121,806
    Less accumulated depreciation                                                 9,705                         5,033
                                                                          -------------               ---------------
                                                                                184,232                       116,773
    Properties under development                                                  2,986                         1,171
                                                                          -------------               ---------------
Net investment in hotel properties                                              187,218                       117,944
Cash and cash equivalents                                                            79                         2,496
Lease revenue receivable                                                          6,276                         2,547
Deferred expenses, net                                                              992                           760
Prepaid expenses and other assets                                                   468                           222
                                                                          -------------               ---------------
                                                                          $     195,033               $       123,969
                                                                          =============               ===============


                     LIABILITIES AND SHAREHOLDERS' EQUITY

Due to banks                                                              $      32,600               $        34,000
Accounts payable and accrued expenses                                             1,320                         1,574
Distributions payable                                                             4,340                         2,785
Amounts due to Lessee                                                             3,029                         1,187
Minority interest in Partnership                                                 11,062                         3,551

Shareholders' equity:
    Preferred stock, $.01 par value, 10,000,000 shares authorized, no
      shares issued and outstanding                                                   0                             0
    Common stock, $.01 par value, 50,000,000 shares authorized,
      15,799,580 and 9,880,114 shares issued and outstanding                        158                            99
    Additional paid-in capital                                                  145,029                        82,988
    Unearned directors' compensation                                               (200)                         (256)
    Deficit                                                                      (2,305)                       (1,959)
                                                                          -------------               ---------------
                       Total shareholders' equity                               142,682                        80,872
                                                                          -------------               ---------------

                                                                          $     195,033               $       123,969
                                                                          =============               ===============

   The accompanying notes are an integral part of the financial statements

                              WINSTON HOTELS, INC.
                       CONSOLIDATED STATEMENTS OF INCOME
                   ($ IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                    Three Months        Three Months        Nine Months        Nine Months
                                                       Ended                Ended              Ended              Ended
                                                   Sept. 30, 1996      Sept. 30, 1995      Sept. 30, 1996    Sept. 30, 1995
                                                   --------------      --------------      --------------    --------------
 Revenue:
      Percentage lease revenue                      $    8,389         $    5,451           $   19,721          $  13,125
      Interest and other income                             46                349                   84                402
                                                    ----------         ----------           ----------          ---------
              Total revenue                              8,435              5,800               19,805             13,527
                                                    ----------         ----------           ----------          ---------

 Expenses:
      Real estate taxes and property and
        casualty insurance                                 408                266                1,102                800
      General & administrative                             385                385                1,283                916
      Interest expense                                     452                711                2,026              1,853
      Depreciation                                       2,063              1,068                4,672              2,716
      Amortization                                          40                 31                  108                 86
                                                    ----------         ----------           ----------          ---------
              Total expenses                             3,348              2,461                9,191              6,371
                                                    ----------         ----------           ----------          ---------

              Income before allocation to
                minority interest                        5,087              3,339               10,614              7,156

 Income allocation to minority interest                    337                143                  567                352
                                                    ----------         ----------           ----------          ---------
              Net income applicable to common
                shareholders                        $    4,750         $    3,196           $   10,047          $   6,804
                                                    ==========         ==========           ==========          =========

 Net income per common share                        $     0.30         $     0.32           $     0.84          $    0.81
                                                     =========         ==========           ==========          =========

 Cash distributions per share                       $    0.255         $     0.22           $     0.75          $    0.66
                                                    ==========         ==========           ==========          =========

 Weighted average number of common shares and
   common share equivalents                         16,947,610         10,366,291           12,695,440          8,808,104
                                                    ==========         ==========           ==========          =========


   The accompanying notes are an integral part of the financial statements.

                             WINSTON HOTELS, INC.
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                               ($ IN THOUSANDS)

                                                                             Nine Months                  Nine Months
                                                                                Ended                        Ended
                                                                          September 30, 1996           September 30, 1995
                                                                          ------------------           ------------------
Cash flows from operating activities:
  Net income                                                               $         10,047             $         6,804
  Adjustments to reconcile net income to net cash provided by operating activities:
        Minority Interest                                                               567                         352
        Depreciation                                                                  4,672                       2,716
        Amortization recorded as interest expense                                       164                          57
        Amortization of franchise fees                                                   52                          30
        Unearned compensation amortization                                               56                          56
        Write-off of deferred acquisition costs                                           0                           7
Changes in assets and liabilities:
        Lease revenue receivable                                                     (3,729)                     (2,591)
        Prepaid expenses and other assets                                              (187)                         51
        Current liabilities                                                            (166)                        604
                                                                           ----------------             ---------------
                 Net cash provided by operating activities                           11,476                       8,086
                                                                           ----------------             ---------------

Cash flows used in investing activities:
  Franchise fees paid                                                                  (502)                       (216)
  Deferred acquisition costs                                                           (421)                         (8)
  Investment in hotel properties                                                    (62,805)                    (34,696)
                                                                           ----------------             ---------------
                 Net cash used in investing activities                              (63,728)                    (34,920)
                                                                           ----------------             ---------------

Cash flows used in financing activities:
  Purchase of interest rate cap agreements                                                0                        (261)
  Fees paid to increase and extend the line of credit                                   (23)                       (130)
  Net proceeds from issuance of stock                                                60,623                      27,409
  Payment of distributions to common shareholders                                    (9,033)                     (5,087)
  Payment of distributions to minority interest                                        (332)                       (282)
  Increase/(decrease) in line of credit borrowing                                    (1,400)                      5,750
                                                                           ----------------             ---------------
                 Net cash provided by financing activities                           49,835                      27,399
                                                                           ----------------             ---------------

Net increase/(decrease) in cash and cash equivalents                                 (2,417)                        565

Cash and cash equivalents at beginning of period                                      2,496                       1,114
                                                                           ----------------             ---------------
Cash and cash equivalents at end of period                                 $             79             $         1,679
                                                                           ================             ===============

Supplemental disclosure:
        Cash paid for interest                                             $          1,823             $         1,621
                                                                           ================             ===============

   The accompanying notes are an integral part of the financial statements.

                             WINSTON HOTELS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ($ IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

1.  ORGANIZATION

    Winston Hotels, Inc. (the "Company") operates so as to qualify as a real estate investment trust ("REIT") for federal income tax purposes. The accompanying unaudited consolidated financial statements reflect, in the opinion of management, all adjustments necessary for a fair presentation of the interim financial statements. All such adjustments are of a normal and recurring nature. Due to the seasonality of the hotel business, the information for the three and nine month periods ended September 30, 1996 and 1995 are not necessarily indicative of the results for a full year.

2.  ACQUISITIONS

    In July 1996, the Company acquired three hotel properties for purchase prices totaling $30,800 which included the assumption of debt and the issuance of approximately 786,000 partnership units by WINN Limited Partnership.

    Under an agreement with Promus Hotels, Inc. ("Promus"), the Company acquired a hotel property in September 1996 for the purchase price of $6,900. As part of the agreement, Promus concurrently invested approximately $1,500 in exchange for approximately 136,000 shares of newly issued common stock of the Company.

3.  PRO FORMA FINANCIAL INFORMATION

    These unaudited pro forma condensed statements of income of the Company are presented as if both the May 1995 and the June 1996 follow-on offerings had occurred January 1, 1995 and the Company had acquired all 30 of the current hotels on the later of January 1, 1995 or the hotel opening date. These unaudited pro forma condensed statements of income are not necessarily indicative of what actual results of operations of the Company would have been assuming such transactions had been completed as of the dates described above, nor does it purport to represent the results of operations for future periods:

                                                                        Pro Forma                  Pro Forma
                                                                    Nine Months Ended          Nine Months Ended
                                                                     Sept. 30, 1996             Sept. 30, 1995
                                                                     --------------             --------------
    Percentage lease revenue                                            $  23,650                  $  20,024
    Net income applicable to common shareholders                        $  12,559                  $  12,600

    Net income per common share                                         $    0.76                  $    0.74

    Weighted average number of common shares and common
         share equivalents                                             17,721,594                 16,959,346


                              WINSTON HOTELS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                   ($ IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


4.  SUMMARIZED NONCASH FINANCING AND INVESTING ACTIVITIES FOR THE PERIOD

    The following summarizes the noncash financing and investing activities for the nine month period ended September 30, 1996 and 1995:

    Included in accounts payable and accrued expenses and amounts due to Lessee at September 30, 1996 are 1996 additions to investment in hotel properties of $1,736 due to the Lessee, and $18 related to the acquisition of hotel properties during the third quarter of 1996. During July 1996, approximately 786,000 partnership units, valued at $8,900 were issued by WINN Limited Partnership, (the "Partnership"), as part of the purchase price of three hotel properties. In connection with the follow-on offering in June 1996, the related investment by the Company into the Partnership and the issuance of partnership units upon the acquisition of three hotel properties in July 1996, minority interest in the Partnership was decreased and additional paid-in capital was increased by approximately $1,495. On September 24, 1996, the Company declared a $0.255 per share cash distribution of $4,340 which was paid on October 16, 1996. Included in accounts payable and accrued expenses at December 31, 1995 was $409 for an incentive fee due to the Company's advisor, for which 33,103 shares of Common Stock were issued in April 1996.

    Included in accounts payable and accrued expenses and amounts due to Lessee at September 30, 1995 are additions to investment in hotel properties of $1,050 due to the Lessee, and $40 related to the acquisition of hotel properties occurring on May 18, 1995. On September 19, 1995, the Company declared a $.22 per share cash distribution of $2,269 that was paid on October 18, 1995.

5.  SUBSEQUENT EVENTS

    On October 29, 1996, the Company increased its line of credit to $125,000 from $50,000. Four banks will provide the line of credit, at an interest rate of 1.75% over LIBOR, which will be secured by 27 of the operating properties owned at September 30, 1996.

                           WINSTON HOSPITALITY, INC.
                                 BALANCE SHEETS
                                ($ IN THOUSANDS)

                                  ASSETS
                                                                           SEPTEMBER 30, 1996          DECEMBER 31, 1995
                                                                           ------------------          -----------------
Current assets:
    Cash and cash equivalents                                               $      4,359               $        2,249
    Accounts receivable:
        Trade                                                                      2,214                          836
        Lessor                                                                     3,029                        1,187
        Affiliates                                                                   274                           79
    Prepaid expenses and other assets                                                229                          117
                                                                            ------------               --------------
                 Total current assets                                             10,105                        4,468
                                                                            ------------               --------------

Furniture, fixtures and equipment:
    Furniture and equipment                                                          274                          186
    Leasehold improvements                                                           112                          106
                                                                            ------------               --------------
                                                                                     386                          292
    Less accumulated depreciation and amortization                                   155                           95
                                                                            ------------               --------------
                 Net furniture, fixtures and equipment                               231                          197
                                                                            ------------               --------------

                                                                            $     10,336               $        4,665
                                                                            ============               ==============


                   LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
    Accounts payable - trade                                                $      1,142               $          450
    Percentage lease payable                                                       6,276                        2,547
    Accrued salaries and wages                                                       606                          607
    Accrued sales and occupancy taxes                                                583                          219
    Other current liabilities                                                        784                          357
                                                                            ------------               --------------
                 Total current liabilities                                         9,391                        4,180
                                                                            ------------               --------------

Shareholders' equity:
    Common stock, $.01 par value, 100 shares authorized, issued and
      outstanding                                                                      1                            1
    Additional paid-in capital                                                        49                           49
    Retained earnings                                                                895                          435
                                                                            ------------               --------------
                 Total shareholders' equity                                          945                          485
                                                                            ------------               --------------

                                                                            $     10,336               $        4,665
                                                                            ============               ==============



    The accompanying note is an integral part of the financial statements.

                          WINSTON HOSPITALITY, INC.
                             STATEMENTS OF INCOME
                               ($ IN THOUSANDS)

                                                   Three Months       Three Months        Nine Months        Nine Months
                                                      Ended              Ended               Ended              Ended
                                                  Sept. 30, 1996     Sept. 30, 1995      Sept. 30, 1996     Sept. 30, 1995
                                                  --------------     --------------      --------------     --------------
Revenue:
    Room                                             $ 17,702          $  12,051          $  43,129          $  29,745
    Food and beverage                                     584                 39              1,024                 99
    Other revenue, net                                    344                223                898                655
    Interest income                                        20                 44                 66                 59
                                                     --------          ---------          ---------          ---------

             Total revenue                             18,650             12,357             45,117             30,558
                                                     --------          ---------          ---------          ---------

Expenses:
    Property operating expenses                         6,228              4,169             15,184             10,191
    Repairs and maintenance                               934                549              2,259              1,312
    Food and beverage                                     445                 75                796                119
    General and administrative                            476                499              1,471              1,196
    Franchise costs                                     1,537              1,075              3,765              2,589
    Management fees                                       284                271                976                698
    Percentage lease payments                           8,389              5,451             19,721             13,125
                                                     --------          ---------          ---------          ---------

             Total expenses                            18,293             12,089             44,172             29,230
                                                     --------          ---------          ---------          ---------

             Net income                              $    357          $     268          $     945          $   1,328
                                                     ========          =========          =========          =========



    The accompanying note is an integral part of the financial statements.

                          WINSTON HOSPITALITY, INC.
                           STATEMENT OF CASH FLOWS
                               ($ IN THOUSANDS)

                                                                             Nine Months                 Nine Months
                                                                                Ended                       Ended
                                                                            Sept. 30, 1996              Sept. 30, 1995
                                                                            --------------              --------------
Cash flows from operating activities:
  Net income                                                                   $     945                  $    1,328
  Adjustments to reconcile net income to net cash provided by operating activities:
        Depreciation                                                                  60                          44
        Changes in assets and liabilities:
             Accounts receivable                                                  (1,378)                       (469)
             Prepaid expenses and other assets                                      (112)                       (116)
             Accounts payable - trade                                                692                         246
             Percentage lease payable                                              3,729                       2,591
             Accrued expenses and other liabilities                                  790                         548
                                                                               ---------                  ----------
                 Net cash provided by operating activities                         4,726                       4,172
                                                                               ---------                  ----------

Cash flows used in investing activities:
  Sale/(purchases) of furniture, fixture & equipment                                 (94)                          3
  Advances to lessor and affiliates                                               (2,037)                     (1,075)
                                                                               ---------                  ----------
                 Net cash used in investing activities                            (2,131)                     (1,072)
                                                                               ---------                  ----------

Cash flows used in financing activities:
  Distributions to shareholders                                                     (485)                       (782)
                                                                               ---------                  ----------
                 Net cash used in financing activities                              (485)                       (782)
                                                                               ---------                  ----------

Net increase in cash and cash equivalents                                          2,110                       2,318

Cash and cash equivalents at beginning of period                                   2,249                       2,120
                                                                               ---------                  ----------

Cash and cash equivalents at end of period                                     $   4,359                  $    4,438
                                                                               =========                  ==========




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

PRO FORMA FINANCIAL INFORMATION

The unaudited pro forma statistics and statements of income of the Lessee are presented as if leases and the operation of all 30 of the current hotels had commenced on the later of January 1, 1995 or the hotel opening date. The unaudited pro forma statistics and statements of income are not necessarily indicative of what actual results of operations of the Lessee would have been assuming such operations had commenced as of the dates described above, nor do they purport to represent the results of operations for future periods ($ in thousands, except Average Daily Rate and REVPAR).

                                                 Three Months       Three Months        Nine Months        Nine Months
                                                    Ended              Ended               Ended              Ended
                                                Sept. 30, 1996     Sept. 30, 1995      Sept. 30, 1996     Sept. 30, 1995
                                                --------------     --------------      --------------     --------------
Occupancy                                              80.1%              84.8%              80.1%              83.5%
Average Daily Rate                               $    64.07          $   56.37           $  61.35           $  54.79
REVPAR                                           $    51.29          $   47.80           $  49.14           $  45.76

Revenue:
    Room                                         $   18,394          $  15,594           $ 50,929           $ 44,265
    Food and beverage                                   590                621              1,939              1,708
    Other revenue, net                                  365                290              1,155              1,007
                                                 ----------          ---------           --------           --------

             Total revenue                           19,349             16,505             54,023             46,980
                                                 ----------          ---------           --------           --------

Expenses:
    Property operating expenses                       8,292              7,385             23,518             20,734
    Repairs and maintenance                             968                726              2,629              2,001
    Food and beverage                                   453                417              1,494              1,242
    General and administrative                          536                599              1,787              1,641
    Percentage lease payments                         8,740              7,222             23,650             20,024
                                                 ----------          ---------           --------           --------

             Total expenses                          18,989             16,349             53,078             45,642
                                                 ----------          ---------           --------           --------

             Net income                          $      360          $     156           $    945           $  1,338
                                                 ==========          =========           ========           ========

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS
         ($ IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

OVERVIEW

Winston Hotels, Inc. (the "Company"), which consummated an underwritten initial public offering in June, 1994, a follow-on offering in May 1995, and a second follow-on offering in June 1996 operates as a real estate investment trust to invest in hotel properties. The Company owned sixteen hotels as of December 31, 1994 and purchased five hotels in May 1995 (collectively, all twenty-one hotels are the "Current Hotels"). It subsequently acquired five hotels in May 1996, three hotels in July 1996 and one hotel in September 1996 (collectively, all nine are the "Acquired Hotels"). It currently leases all 30 hotels to Winston Hospitality, Inc., (the "Lessee") under percentage lease agreements (the "Percentage Leases") through which it receives its principal source of revenue.

RESULTS OF OPERATIONS

For the three and nine months ended September 30, 1996 and 1995, the differences in operating results are primarily attributable to the fact that the Company owned more hotels in 1996 than it did in 1995. The table below outlines the Company's investment in hotel properties for the periods ended September 30, 1996 and 1995:

                                      September 30, 1996                              September 30, 1995
                           ---------------------------------------         ----------------------------------------
                          Acquisitions     Acquisitions                  Acquisitions     Acquisitions
                            During           During        Properties       During           During       Properties
     Type of Hotel        Three Months     Nine Months       Owned       Three Months     Nine Months        Owned
     -------------        ------------     -----------       -----       ------------     -----------        -----
Limited Service Hotels         2               6                27            0                 5             21
Extended Stay Hotels           2               2                 2            0                 0              0
Full Service Hotels            0               1                 1            0                 0              0
                               -              --                --           --                --             --
Total                          4               9                30            0                 5             21
                               =              ==                ==           ==                ==             ==

In order to present a more meaningful comparison of operations, in addition to the comparison of actual results for the three and nine months ended
September 30, 1996 versus actual results for the three and nine months ended September 30, 1995, below are analyses of the pro forma results for the three and nine months ended September 30, 1996 versus pro forma results for the three and nine months ended September 30, 1995 as if the follow-on offerings and the 1996 and 1995 acquisitions had occurred on the later of January 1, 1995 or the hotel opening date. The newly developed hotels opened on September 9, 1995, February 29, 1996 and June 27, 1996.

THE COMPANY

ACTUAL - THREE MONTHS ENDED SEPTEMBER 30, 1996 VS ACTUAL - THREE MONTHS ENDED SEPTEMBER 30, 1995

The Company had revenues of $8,435 in 1996, consisting of $8,389 of Percentage Lease revenues and $46 of interest and other income. Percentage Lease revenues increased by $2,938, or 54%, in 1996 from $5,451 in 1995. This increase was comprised of: (i) $476 for the Current Hotels that were owned for the third quarter of 1996 and 1995, which was due to the rent formulas of the Percentage Leases increasing rent payments by the Lessee by an average of 35% of the $71 in increased room revenues attributable to inflation, and by an average of 66% of the $692 in increased room revenues attributable primarily to higher rates and (ii) $2,462 for the Acquired Hotels. Interest and other income declined by $303, primarily due to 1995 including non-recurring commission income of approximately $317.

Real estate taxes and property insurance costs incurred in 1996 were $408, an increase of $142 from $266 in 1995. This increase was primarily attributable to the greater number of hotels owned during the third quarter of 1996 than during the third quarter of 1995. Increases to general and administrative expenses between 1996 and 1995 resulting from: (i) costs attributable to the increase in size and activities of the Company in 1996 over 1995; (ii) the Company becoming self-administered in 1996 and incurring costs associated therewith; and (iii) inflationary cost increases, all of which were offset by savings from costs not incurred under its previous advisory agreement. Interest expense decreased by $259 to $452 in 1996 from $711 in 1995, primarily due to the decrease in borrowings in 1996, partially offset by the increase in amortization of interest rate cap agreement costs in 1996. Depreciation increased $995 to $2,063 in 1996 from $1,068 in 1995, primarily due to depreciation related to the five hotels acquired in May 1995, depreciation related to the nine hotels acquired in 1996 and the additional depreciation on renovations completed during 1995 and 1996.

PRO FORMA - THREE MONTHS ENDED SEPTEMBER 30, 1996 VS PRO FORMA - THREE MONTHS ENDED SEPTEMBER 30, 1995

The Company had pro forma revenues of $8,786 for the three months ended September 30, 1996, consisting of $8,740 of pro forma Percentage Lease revenues and $46 of pro forma interest and other income. Pro forma Percentage Lease revenues increased by $1,518, or 21%, to $8,740 in 1996 from $7,222 in 1995.
This increase was comprised of: (i) $536 due to the rent formulas of the Percentage Leases increasing pro forma rent payments by the Lessee by an average of 34% of the $249 in increased pro forma room revenues attributable to inflation and 66% of the $681 in increased pro forma room revenues attributable primarily to higher rates, and (ii) $992 in increased pro forma lease revenues attributable to the three hotels that were not open for each of the entire nine month periods and (iii) $10 in decreased pro forma lease revenues attributable to food and beverage revenue.

Pro forma real estate taxes and property insurance costs incurred in 1996 were $428, an increase of $55 from $373 in 1995. This increase was attributable primarily to increases in property taxes in 1996, offset in part by a decrease in insurance premiums in 1996. Pro forma general and administrative expenses increased $189 to $388 in 1996 from $199 in 1995. The increase was attributable to the Company becoming self-administered in 1996, the timing of additional costs incurred therewith, and inflationary cost increases, offset in part by savings from costs not incurred under its previous advisory agreement. Pro forma interest expense increased by $323 to $635 in 1996 from $312 in 1995. The increase was attributable to the increase in the weighted average borrowings during 1996 and the increase in amortization of interest rate cap agreements in 1996. These increases were partly offset by a decrease in the interest costs as a result of lower interest rates in 1996 and a decrease in unused line of credit fees in 1996. Pro forma depreciation increased $605 to $2,194 in 1996 from $1,589 in 1995 primarily due to additional depreciation on renovations completed during 1995 and 1996.

ACTUAL - NINE MONTHS ENDED SEPTEMBER 30, 1996 VS ACTUAL - NINE MONTHS ENDED SEPTEMBER 30, 1995

The Company had revenues of $19,805 in 1996, consisting of $19,721 of Percentage Lease revenues and $84 of interest and other income. Percentage Lease revenues increased by $6,596, or 50%, in 1996 from $13,125 in 1995. This increase was comprised of: (i) $1,317 for the 16 Current Hotels that were owned for the first nine months of 1996 and 1995, which was due to the rent formulas of the Percentage Leases increasing rent payments by the Lessee by an average 35% of the $347 in increased room revenues attributable to inflation and by an average of 66% of the $1,804 in increased room revenues attributable primarily to higher rates, (ii) $2,057 for the five Current Hotels that were acquired in May 1995 and (iii) $3,222 for the Acquired Hotels.

Real estate taxes and property insurance costs incurred in 1996 were $1,102, an increase of $302 from $800 in 1995. This increase was primarily attributable to the five hotels acquired in May 1995 that were owned for the entire nine month period in 1996 and the nine hotels that were acquired in 1996. General and administrative expenses increased $367 to $1,283 in 1996 from $916 in 1995. The increase was attributable to: (i) costs attributable to the increase in size and activities of the Company in 1996 over 1995; (ii) the Company becoming self-administered in 1996 and incurring costs associated therewith, offset in part by savings from costs not incurred under its previous advisory agreement;
(iii) inflationary cost increases; and (iv) the write-off of $75 in costs related to acquisition projects abandoned in 1996. Interest expense increased by $173 to $2,026 in 1996 from $1,853 in 1995, due to: (i) additional interest of $599 related to borrowings for the purchase of the Acquired Hotels, (ii) an increase of $56 in amortization of interest rate cap agreements and other line of credit costs in 1996, offset in part by a decrease of $482 in interest costs due to lower interest rates in 1996 than 1995. Depreciation increased $1,956 to $4,672 in 1996 from $2,716 in 1995, primarily due to depreciation related to the five hotels acquired in May 1995, depreciation related to the nine hotels acquired in 1996 and the additional depreciation on renovations completed during 1995 and 1996.

PRO FORMA - NINE MONTHS ENDED SEPTEMBER 30, 1996 VS PRO FORMA - NINE MONTHS ENDED SEPTEMBER 30, 1995

The Company had pro forma revenues of $23,734 for the nine months ended September 30, 1996, consisting of $23,650 of pro forma Percentage Lease revenues and $84 of pro forma interest and other income. Pro forma Percentage Lease revenues increased by $3,626, or 18%, to $23,650 in 1996 from $20,024 in 1995. This increase was composed of: (i) $1,695 due to the rent formulas of the Percentage Leases increasing pro forma rent payments by the Lessee by an average of 34% of the $602 in increased pro forma room revenues attributable to inflation and 66% of the $2,240 in increased pro forma room revenues attributable primarily to higher rates, (ii) $1,927 in increased pro forma lease revenues attributable to the opening of three additional hotels, and
(iii) $4 in increased pro forma lease revenues attributable to food and beverage revenue.

Pro forma real estate taxes and property insurance costs incurred in 1996 were $1,261, an increase of $32 from $1,229 in 1995. This increase was attributable to an increase in property taxes in 1996 offset in part by a decrease in insurance premiums in 1996. Pro forma general and administrative expenses increased $802 to $1,317 in 1996 from $515 in 1995. The increase was attributable to the Company becoming self-administered in 1996, the timing of additional costs incurred therewith, and inflationary cost increases, offset in part by savings from costs not incurred under its previous advisory agreement. Pro forma interest expense increased by $661 to $1,579 in 1996 from $918 in 1995. The increase was attributable to the increase in the weighted average borrowings during 1996 and the increase in amortization of interest rate cap agreements in 1996. These increases were partly offset by a decrease in the interest costs as a result of lower interest rates in 1996 and a decrease in unused line of credit fees in 1996. Pro forma depreciation increased $1,340 to

$5,942 in 1996 from $4,602 in 1995 primarily due to additional depreciation on renovations completed during 1995 and 1996.


THE LESSEE

ACTUAL - THREE MONTHS ENDED SEPTEMBER 30, 1996 VS ACTUAL - THREE MONTHS ENDED SEPTEMBER 30, 1995

Total revenue increased $6,293, or 51%, to $18,650 in 1996 from $12,357 in 1995. This increase is primarily attributable to an increase in room revenue of $5,651, or 47%, to $17,702 in 1996 from $12,051 in 1995. The increase in room revenues was due to: (i) an increase in room revenues of $835, for the 21 Current Hotels that were owned for the three month periods ended September 30, 1996 and 1995 and (ii) room revenues for the three months ended September 30, 1996 in the amount of $4,816 for the Acquired Hotels. Food and beverage revenue increased $545, to $584 in 1996 from $39 in 1995. This increase is primarily attributable to one of the Acquired Hotels being a full service hotel.

The Lessee had total expenses in 1996 of $18,293, up $6,204 from $12,089 in 1995. This increase was primarily attributable to the operation of a greater number of hotels for the three months ended September 30, 1996 as compared with the same period of 1995.

PRO FORMA - THREE MONTHS ENDED SEPTEMBER 30, 1996 VS PRO FORMA - THREE MONTHS ENDED SEPTEMBER 30, 1995

Pro forma total revenue increased $2,844, or 17%, to $19,349 in 1996 from $16,505 in 1995. This increase is primarily attributable to an increase in pro forma room revenues of $2,800, or 18%, to $18,394 in 1996 from $15,594 in 1995.
The increase in pro forma room revenues was due to: (i) pro forma room revenues of $929 attributable to a $7.70, or 14%, increase in pro forma average daily rates, partially offset by a 4.7% reduction in pro forma occupancy and (ii) pro forma room revenues of $1,871 attributable to the three hotels that opened subsequent to July 1, 1995. Pro forma food and beverage revenue decreased $31 to $590 in 1996 from $621 in 1995 primarily at the full service Holiday Inn Select in Garland, Texas.

The Lessee had pro forma property and operating expenses of $8,292 in 1996, up $907 or 12% from $7,385 in 1995. The increase in pro forma property and operating expenses was due to: (i) pro forma property and operating expenses of $207 attributable to the 27 hotels operated for the entire period during 1996 and 1995 and (ii) pro forma property and operating expenses of $700 attributable to the three hotels that opened subsequent to July 1, 1995. Pro forma repairs and maintenance increased $242 or 33%, to $968 in 1996 from $726 in 1995. The increase in pro forma repairs and maintenance was due to: (i) pro forma repairs and maintenance of $185 attributable to franchisor requirements at several of the 27 hotels operated for the entire period during 1996 and 1995 and (ii) pro forma repairs and maintenance of $57 attributable to the three hotels that opened subsequent to July 1, 1995. Pro forma Percentage Lease payments increased $1,518 to $8,740 in 1996 from $7,222 in 1995. This increase is due to the nature of the Percentage Lease agreements. Other expenses on a pro forma basis experienced increases attributable to inflation and the opening of three additional hotels.

ACTUAL - NINE MONTHS ENDED SEPTEMBER 30, 1996 VS ACTUAL - NINE MONTHS ENDED SEPTEMBER 30, 1995

Total revenue increased $14,559, or 48%, to $45,117 in 1996 from $30,558 in 1995. This increase is primarily attributable to an increase in room revenues of $13,384, or 45%, to $43,129 in 1996, from $29,745 in 1995. The increase in room revenues was due to: (i) an increase in room revenues of $2,151, or 8%, for the 16 Current Hotels that were owned for the first nine months of 1996 and 1995, (ii) an increase in room revenues of $4,742 for the five Current Hotels that were acquired in May 1995, and (iii) an increase in room revenues of $6,491 for the Acquired Hotels. Food and beverage revenue increased $925 to $1,024 in 1996 from $99 in 1995, primarily due to one of the Acquired Hotels being a full service hotel.

The Lessee had total expenses in 1996 of $44,172, up $14,942 from $29,230 in 1995. This increase was primarily attributable to the operation of a greater number of hotels for the nine months ended September 30, 1996 as compared with the same period of 1995.

In general, the net income of the Lessee was negatively impacted during the nine months ended September 30, 1996 by the following non-recurring conditions:
(i) the unseasonably cold weather experienced during the first quarter of 1996,
(ii) renovations at several hotels, (iii) one time general and administrative costs incurred in anticipation of managing 10 additional hotels, while only receiving the benefit of operating profits of five hotels for approximately five months, three hotels for approximately two months, and one hotel for less than one month and (iv) a short term management contract for the full service hotel in Garland, Texas. Furthermore, the Lessee incurred incremental on-going general and administrative costs during the nine months ended September 30, 1996 in preparation of managing the 10 additional hotels. As of September 30, 1996, five of the hotels (the Acquired Hotels) had been leased and were operated for less than five months during the period and four of the hotels (the Acquired Hotels) had been leased and were operated for less than three months during the period.

PRO FORMA - NINE MONTHS ENDED SEPTEMBER 30, 1996 VS PRO FORMA - NINE MONTHS ENDED SEPTEMBER 30, 1995

Pro forma total revenue increased $7,043, or 15%, to $54,023 in 1996 from $46,980 in 1995. This increase is primarily attributable to an increase in pro forma room revenues of $6,664, or 15%, to $50,929 in 1996 from $44,265 in 1995.
The increase in pro forma room revenues was due to: (i) pro forma room revenues of $2,810 attributable to a $6.56, or 12%, increase in pro forma average daily rates, partially offset by a 3.4% reduction in pro forma occupancy and (ii) pro forma room revenues of $3,854 attributable to the three hotels that opened subsequent to January 1, 1995. Pro forma food and beverage revenue increased $231 to $1,939 in 1996 from $1,708 in 1995 as a result of more aggressive marketing of food and beverage products to guests primarily at the full-service Holiday Inn Select in Garland, Texas.

The Lessee had pro forma property and operating expenses of $23,518 in 1996, up $2,784 or 13% from $20,734 in 1995. The increase in pro forma property and operating expenses was due to: (i) pro forma property and operating expenses of $1,348 attributable to the 27 hotels operated for the entire period during 1996 and 1995 primarily attributable to the Lessee offering greater amenities and providing additional services to guests in an effort to add additional value to its product line in anticipation of new competition and (ii) pro forma property and operating expenses of $1,436 attributable to the three hotels that opened subsequent to January 1, 1995. Pro forma repairs and maintenance increased $628 or 31%, to $2,629 in 1996 from $2,001 in 1995. This increase was primarily attributable to increased franchisor requirements in the third quarter of 1996. The increase in pro forma repairs and maintenance was due to: (i) pro forma repairs and maintenance of $503 attributable to franchisor requirements at several of the 27 hotels operated for the entire period during 1996 and 1995 and (ii) pro forma repairs and maintenance of $125 attributable to the three hotels that opened subsequent to January 1, 1995. Pro forma Percentage Lease payments increased $3,626 to $23,650 in 1996 from $20,024 in 1995. This increase is due to the nature of the Percentage Lease agreements. Other expenses on a pro forma basis experienced increases attributable to inflation and the opening of three additional hotels.

In general, net income on a pro forma basis for the Acquired Hotels purchased in the second quarter of 1996 reflects the operations of the prior owners which were at lower operating margins during 1996 and 1995 than the Current Hotels. The Percentage Lease terms for the Acquired Hotels reflect the assumption that the Acquired Hotels will experience operating margins generally comparable to the Current Hotels. These factors contributed to lower pro forma net income in 1996 and 1995.

LIQUIDITY AND CAPITAL RESOURCES

The Company finances its operations from operating cash flow, which is principally derived from Percentage Leases. For the nine months ended
September 30, 1996, cash flow provided by operating activities was $11,476 and funds from operations, which is equal to net income before minority interest plus depreciation, was $15,286. Under Federal income tax law provisions applicable to REITs, the Company is required to distribute at least 95% of its taxable income to maintain its tax status as a REIT. In the third quarter of 1996, the Company declared distributions of $4,029 to its shareholders. Because the Company's cash flow from operating activities is expected to exceed its taxable income due to depreciation and amortization expenses, the Company expects to be able to meet its distribution requirements out of cash flow from operating activities.

The Company's net cash used in investing activities for the nine months ended September 30, 1996 totaled $63,728, primarily relating to the purchase and renovation of the Acquired Hotels. Further, the Company anticipates spending an additional $6,600 in connection with the refurbishment of its hotels. These expenditures are in addition to reserves of 3% of room revenues for the first year and 5% for the years thereafter which the Company is required to set aside under its Percentage Leases for periodic capital improvements and the refurbishment and replacement of furniture, fixtures and equipment at all of its Current Hotels which were purchased prior to 1996. For subsequent acquisitions, the Company will be required to set aside 5% of room revenues from limited-service hotels, and 7% of gross room, food and beverage revenues from full-service hotels. In the nine months ended September 30, 1996 the Company set aside $2,166 for such reserves. These reserves are expected to be funded from operating cash flow, and possibly also from borrowings under the Company's line of credit, which sources are expected to be adequate to fund such capital requirements. These reserves are in addition to amounts spent on normal repairs and maintenance which have approximated 5.2% and 4.4% of room revenues in 1996 and 1995, respectively, and are paid by the Lessee.

The Company's net cash provided by financing activities in the six months ended 1996 totaled $49,835. Net cash provided included $60,623 of net proceeds from a follow-on offering in June 1996 and the exercise of options to purchase shares by Promus in September 1996, offset by: (i) a decrease of $1,400 in line of credit borrowings, (ii) the payment of distributions to shareholders of $9,033,
(iii) the payment of distributions to minority interest of $332 and (iv) the payment of $23 in fees connected with the New Line discussed below.

As of September 30, 1996, the Company had a $50,000 line of credit with Wachovia Bank ("Existing Line"), which expired in June 1997. Borrowings under the Existing Line generally were at interest rates of LIBOR plus 1.25%. The Company's Articles of Incorporation limit its total amount of indebtedness to 45% of the purchase prices paid by the Company for its investments in hotel properties (the "Debt Limitation"). As of September 30, 1996, the Company had $17,400 available under the Existing Line, and approximately $108,000 of additional borrowing capacity under the Debt Limitation, assuming it invests all of its borrowings in additional hotels.

On October 29, 1996, the Company amended and restated its line of credit with a group of four banks led by Wachovia Bank, which increased its total line of credit to $125,000, and extended the term to November 1, 1998 ("New Line"). The Company will secure the New Line with certain hotel properties, which will provide borrowing availability ("Line Availability"). Initially 27 of the operating hotels will secure the New Line, and are expected to provide Line Availability of approximately $85,000. The Line Availability will be calculated quarterly, and will increase if cash flow attributable to the collateral hotels increases and/or the Company adds additional hotels as collateral. The terms of the New Line permit borrowings for dividends, capital expenditures and working capital of up to 17% of the Line Availability, and new hotel development of up to 50% of the Line Availability. The New Line bears interest generally at LIBOR plus 1.75%.

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

In July 1996, the Company, through the Partnership, acquired three hotel properties for purchase prices totaling $30,800. The Company funded the purchase prices through the assumption of debt and the issuance of approximately 786,000 Partnership units. In September 1996, the Company acquired one hotel property for the purchase price of $6,900. The acquisition was funded through the assumption of debt. The Company has also contracted to acquire the 128-room Courtyard by Marriott - Wilmington, North Carolina, currently in the final stage of construction, within 15 days after the later of the issuance of a certificate of occupancy or the opening of the hotel. The $7,500 purchase price will be funded through the assumption of debt and the issuance of approximately $1,000 of Partnership units.

Under an arrangement with Promus, as amended, the Company has a contingent purchase agreement to acquire a Homewood Suites hotel being developed by Promus in Richmond, Virginia, has an option to purchase a limited number of additional Promus-developed Homewood Suites hotels (which are as yet unidentified) that Promus is obligated to offer the Company in the future, and will require its Lessee to retain Promus to manage the hotels acquired from it. In addition to offering the Company the right to acquire a limited number of hotels, Promus has agreed to invest up to $15,000 in the Company's common stock (at the then-current market price per share) as the Company acquires hotels from Promus and $15 per room upon the acquisition of the other hotels from Promus. The arrangement also provides Promus with an option ("Promus Stock Option") expiring December 1996 to invest up to $7,500 of its potential $15,000 investment at $11.00 per share. The Company has agreed to use its best efforts to spend up to $100,000 toward the acquisition or development of Promus-brand hotels, including the Homewood Suites hotel in Richmond, any hotels acquired in the future from Promus under the arrangement, and the three development hotels described below.

In September, 1996, pursuant to the terms of this arrangement and in connection with the Company's purchase of the Homewood Suites in Clear Lake, Texas, Promus exercised a portion of its option and invested approximately $1,500 for approximately 136,000 newly issued shares of Common Stock.

The Company expects to acquire the Homewood Suites - Richmond, Virginia upon its completion, which Promus estimates will occur during the third quarter of 1997, for a purchase price which will approximate Promus' development cost, estimated to be $8,600. Conditions to the Company's obligation to purchase include its approval of the building specifications and Promus' completion of construction within certain cost limitations and by a specified delivery date.

The Company has entered into contracts to purchase an approximately 5.3 acre site for development of a 137-suite Homewood Suites hotel near the Crabtree Valley Mall in Raleigh, North Carolina and an approximately 2.8 acre site for the development of a 112-suite Homewood Suites hotel in Lake Mary (north of Orlando), Florida. In addition, the Company plans to develop a 96-suite Homewood Suites hotel on a 3.9 acre site owned in Durham, North Carolina, and a 112-suite Homewood Suites hotel on a 2.7 acre site owned in Alpharetta, Georgia. Total development costs are expected to approximate $12,000, $10,000, $9,000 and $10,000, respectively, for these projects. The construction period for each hotel is tentatively expected to require approximately twelve months to complete, with commencement during the third quarter of 1996 for the Raleigh and Alpharetta hotels, and during the first quarter of 1997 for the Durham and Lake Mary hotels. However, there is no assurance that such development will be undertaken, or if commenced, that it will be completed on schedule.

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

PART II - OTHER INFORMATION


Item 6.   Exhibits and Reports on Form 8-K.

          (a)   Exhibits


                27.1     Financial Data Schedule (For SEC use only)

          (b)   Reports on Form 8-K.

                (1)   The Company filed a report on Form 8-K/A, dated
                      July 18, 1996 amending the Company's report on Form 8-K, dated May 21, 1996 to include additional financial statements unavailable on May 21, 1996 related to the acquisition of four hotel properties. The financial statements included by reference or filed with the Form 8-K/A are as follows:

                      Impac Acquisition Hotels (audited)
                      ------------------------
                        Report of Independent Accountants
                        Combined Balance Sheet as of December 31, 1995; Combined Statement of Income for the Year Ended
                          December 31, 1995;
                        Combined Statement of Equity for the Year Ended
                          December 31, 1995;
                        Combined Statement of Cash Flows for the Year Ended
                          December 31, 1995;
                        Notes to Combined Financial Statements

                      Impac Acquisition Hotels (unaudited)
                      ------------------------
                        Reports of Independent Accountants
                        Combined Balance Sheet as of March 31, 1996;
                        Combined Statement of Income for the Three Months
                          Ended March 31, 1996;
                        Combined Statement of Equity for the Three Months
                          Ended March 31, 1996;
                        Combined Statement of Cash Flows for the Three Months
                          Ended March 31, 1996;
                        Notes to Combined Financial Statements

                      Pro Forma Consolidated Statements of Income for the
                        Year Ended December 31, 1995 and
                        the Three Months Ended March 31, 1996;
                      Pro Forma Consolidated Balance Sheet as of
                        March 31, 1996 (Winston Hotels, Inc. only)

                (2) The Company filed a report on Form 8-K, dated July 24, 1996 listing the acquisition of one hotel on July 9, 1996 under Item 2 and two hotels on July 22, 1996 under
                      Item 5 of the Form 8-K. The financial statements required by the Form 8-K which were filed by incorporation by reference are as follows:


                      Cary Suites, Inc.
                      -----------------
                        Report of Independent Accountants;

                        Balance Sheets as of December 31, 1995 and
                          March 31, 1996 (unaudited);
                        Statements of Income and Retained Earnings for
                          the Year Ended December 31, 1995 and the Three Months Ended March 31, 1995 and March 31, 1996 (unaudited);
                        Statements of Cash Flows for the Year Ended
                          December 31, 1995 and the Three Months Ended
                          March 31, 1995 and March 31, 1996 (unaudited);
                        Notes to Financial Statements

                      Pro Forma Consolidated Statements of Income For
                        the Year Ended December 31, 1995 and the Three Months Ended March 31, 1996;
                      Pro Forma Consolidated Balance Sheet as of
                        March 31, 1996 (Winston Hotels, Inc. only)

                                   SIGNATURES


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                  WINSTON HOTELS, INC.




Date     November 12, 1996                        /s/ Philip R. Alfano
        ---------------------                    ---------------------------
                                                 Philip R. Alfano
                                                 Senior Vice President and
                                                 Chief Financial Officer

                              WINSTON HOTELS, INC.
               FORM 10-Q for the quarter ended September 30, 1996

                                 EXHIBIT INDEX

Exhibit
Number           Description of Exhibit
------           ----------------------
 27.1            Financial Data Schedule (For SEC use only)