Form 10-K405
period 1996-12-31
WINSTON HOTELS INC
filed 1997-03-27
CIK 920605

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1996

                         Commission file number 0-23732

                              WINSTON HOTELS, INC.
             (Exact name of registrant as specified in its charter)

         NORTH CAROLINA                             56-1872141
    (State of incorporation)            (I.R.S. Employer Identification Number)

      2209 CENTURY DRIVE, SUITE 300
         RALEIGH, NORTH CAROLINA                       27612
 (Address of principal executive offices)            (Zip Code)

                                 (919) 510-6010
              (Registrant's telephone number, including area code)

          Securities registered pursuant to Section 12(g) of the Act:

                     Common Stock, $0.01 par value per share
                                (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. [ ]

     The aggregate market value of the registrant's Common Stock at March 3, 1997 held by those persons deemed by the registrant to be non-affiliates was approximately $206,718,000.

     As of March 3, 1997, there were 15,819,580 shares of the registrant's Common Stock, $0.01 par value per share, outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Document                                                     Where Incorporated
--------                                                     ------------------

1.    Proxy Statement for Annual Meeting of Shareholders
      to be held on May 13, 1997                                  Part III


================================================================================

                              WINSTON HOTELS, INC.

                             FORM 10-K ANNUAL REPORT


                                      INDEX

                                                                                     Page
                                                                                     ----

PART I.           FINANCIAL INFORMATION

     ITEM 1.          BUSINESS                                                         3

     ITEM 2.          PROPERTIES                                                      10

     ITEM 3.          LEGAL PROCEEDINGS                                               16

     ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS             16

PART II.

     ITEM 5.          MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                      SHAREHOLDER MATTERS                                             16

     ITEM 6.          SELECTED FINANCIAL DATA                                         18

     ITEM 7.          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS                             20

     ITEM 8.          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                     26

     ITEM 9.          CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                      ACCOUNTING AND FINANCIAL DISCLOSURE                             26

PART III.

     ITEM 10.         DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT              26

     ITEM 11.         EXECUTIVE COMPENSATION                                          26

     ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                      MANAGEMENT                                                      26

     ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                  26

PART IV.

     ITEM 14.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
                      FORM 8-K                                                        27

SIGNATURES


PART I.

ITEM 1. BUSINESS

GENERAL DEVELOPMENT OF BUSINESS

   Winston Hotels, Inc. ("WHI") is an equity real estate investment trust ("REIT") organized on June 2, 1994, that either directly or through WINN Limited Partnership (the "Partnership") owns 31 hotels (the "Current Hotels") having an aggregate of 4,026 rooms as of December 31, 1996. WHI currently owns a 92.28% partnership interest in the Partnership and is its sole general partner. References to the "Company" herein refer to WHI and the Partnership, unless otherwise indicated or unless the context requires otherwise.

   In 1994, the Company completed an initial public offering of Common Stock (the "Common Stock") and used the majority of the offering proceeds to acquire one hotel property and a 93.96% general partnership interest in the Partnership. The Partnership used a substantial portion of the proceeds from the Company to acquire nine hotel properties (together with the hotel acquired by the Company, the "Initial Hotels"). During 1994, the Company acquired six additional hotels (the "1994 Acquired Hotels") utilizing proceeds from the initial public offering and borrowings under its line of credit. In 1995, the Company completed a second public offering (the "Follow-on Offering") and used the proceeds to purchase five additional hotels on May 18, 1995 (the "1995 Acquired Hotels").

   In 1996, the Company completed an additional follow-on offering of 5,750,000 shares of Common Stock. The Company used the proceeds of this offering to: (i) fund a portion of the purchase price of five of the ten hotel properties acquired in 1996 (collectively the ten hotels are the "1996 Acquired Hotels");
(ii) repay certain indebtedness of the Company; (iii) pay franchise fees, financing costs and closing costs related to the 1996 Acquired Hotels; and (iv) pay certain costs of capital improvements to the 1996 Acquired Hotels.

   Under the REIT qualification requirements of the Internal Revenue Code, REITs generally must lease their hotels to third party operators. Therefore, the Company and the Partnership lease the Current Hotels to Winston Hospitality, Inc. (the "Lessee") pursuant to leases that provide for rent payments based, in part, on revenues from the Current Hotels (the "Percentage Leases"). The Percentage Leases are designed to allow the Company to participate in the growth in revenues at the Current Hotels by providing that a portion (ranging from 62% to 70%) of each Current Hotel's room revenues in excess of specified amounts will be paid to the Partnership or the Company as percentage rent ("Percentage Rent"). The Lessee operates 21 of the Current Hotels and Interstate Management and Investment Corporation ("IMIC"), who operates nine of the Current Hotels and Promus Hotels, Inc. ("Promus"),who operates one of the Current Hotels, do so under management agreements with the Lessee.

FINANCIAL INFORMATION ABOUT THE INDUSTRY SEGMENT

   The Company is in the business of acquiring equity interests in hotel properties. See the Consolidated Financial Statements and notes thereto included in Item 8 of this Annual Report on Form 10-K.

NARRATIVE DESCRIPTION OF BUSINESS

   Growth Strategy

   The Company's growth strategy is to enhance shareholder value by increasing cash available for distribution per share of Common Stock through: (i) participating in any increased room revenue from the Current Hotels and any subsequently acquired or developed hotels through Percentage Leases; (ii) acquiring additional hotels that meet the Company's investment criteria; and
(iii) selectively developing hotels and hotel additions as market conditions warrant.

   Internal Growth Strategy. The Company participates in any increased room revenue from the Current Hotels through Percentage Leases. The Company believes that internal growth, through increases in Percentage Rent has and, in the future, may result from: (i) continued sales and marketing programs by the Lessee; (ii) completion of a refurbishment plan for certain of the Current Hotels; (iii) maintaining hotel franchises with demonstrated market acceptance and national reservation systems; and (iv) continuation of the industry-wide trend of increasing occupancy and average daily room rate ("ADR").

   The Percentage Leases provide that a percentage of room revenues in specified ranges is paid as Percentage Rent. The percentage of room revenues paid as Percentage Rent increases as a higher specified level of room revenues is achieved. Pursuant to each Percentage Lease, base rent and the ranges of room revenues specified for purposes of calculating Percentage Rent are adjusted quarterly for inflation beginning January 1, after the first full year of the Percentage Lease, based on quarterly changes in the United States Consumer Price Index ("CPI").

   Acquisition Strategy. The Company intends to acquire additional hotel properties with strong, national franchise affiliations in the upper economy, mid-scale and lower upscale market segments, or hotel properties with the potential to obtain such franchise affiliations. In particular, the Company will consider acquiring limited-service hotels such as Hampton Inn, Comfort Inn, Fairfield Inn and Courtyard by Marriott hotels, all-suite, limited-service hotels such as Quality Suites and limited-service extended-stay hotel properties such as Homewood Suites, Hampton Inn and Suites, Comfort Suites and Residence Inn hotels (see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Forward Looking Statements").

   The Company intends to consider investments in hotel properties that meet one or more of the following criteria: (i) properties in locations with relatively high demand for rooms, a relatively low supply of hotel properties and barriers to easy entry into the hotel business, such as a scarcity of suitable sites or zoning restrictions; (ii) poorly managed properties in a deteriorated physical condition with the potential to increase performance after renovations and under quality management; (iii) properties in attractive locations that the Company believes could benefit significantly by changing franchises to a brand the Company believes will strengthen the acquired hotel's competitive position, including properties that would require complete renovation to qualify for a new franchise; and (iv) successful hotels available at favorable prices.

   Additional investments in hotel properties may be made through the Partnership or directly by the Company or other entities controlled by the Company. The Company's ability to acquire additional hotel properties and develop hotels depends primarily on its ability to obtain additional equity financing, proceeds from subsequent issuances of Common Stock or other securities, or co-investments from other investors in hotel development or rehabilitation joint ventures. Such investments may be financed, in whole or in part, from the exchange of Common Stock or Partnership Units for hotels, with borrowings under lines of credit or other credit facilities, or with cash not required to be distributed to maintain the Company's status as a REIT.

   Development Strategy. The Company intends to pursue hotel development as suitable opportunities arise. The Company may finance 100% of such development or seek partners who would co-invest in development or rehabilitation joint ventures. The Company intends to consider development of hotels with strong national franchise affiliations in markets where the Company believes that carefully timed and managed development will yield returns to the Company that exceed returns from any available hotels in those markets that meet the Company's acquisition criteria (see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Forward Looking Statements").

   In considering development opportunities, the Board of Directors will review the availability and pricing of existing hotels for sale in the area that meet its acquisition criteria, the availability of sites suitable for development, the costs and risks of developing and the availability of financing, as well as any other factors the Board of Directors deems relevant. The Company's current policy is to limit the aggregate cost of all hotel development undertaken by the Company to not greater than 20% of the Company's investment in hotel properties, at cost. The Board of Directors, however, can change the limitation on development as it deems appropriate. Each Winston Affiliate (Charles Winston, Robert W. Winston, III, his wife Tracy Winston and trusts for the benefit of their minor children, John B. Harris, Jr., Winston Hospitality, Inc., and any other affiliate of Charles Winston or Robert W. Winston, III are collectively referred to herein as the

"Winston Affiliates") serving on the Company's or the Lessee's Board of Directors has agreed that so long as he is on the board or is an officer of the Company or the Lessee, neither he nor his affiliates will develop or own interests in hotel properties except through the Company, or own more than five percent of any publicly held hotel company.

   The Company has commenced development of a 137-suite Homewood Suites hotel near the Crabtree Valley Mall in Raleigh, North Carolina and a 112-suite Homewood Suites hotel in Alpharetta, Georgia. Total development costs are expected to approximate $13 million and $10 million, respectively, for these projects with completion scheduled for late 1997. In addition, the Company plans to develop a 96-suite Homewood Suites hotel on a 3.9 acre site owned in Durham, North Carolina, and a 112-suite Homewood Suites hotel on a 2.8 acre site in Lake Mary (north of Orlando), Florida. Total development costs are expected to approximate $9 million and $10 million, respectively, for these projects, which are tentatively expected to open during the first quarter of 1998 (see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Forward Looking Statements").

   Operations and Property Management. The Lessee currently operates 21 of the Current Hotels, IMIC manages nine of the Current Hotels and Promus manages one of the Current Hotels (collectively the "Property Managers") pursuant to management agreements with the Lessee with respect to each of such hotels. The Lessee and the Property Managers seek to increase revenues at the Current Hotels by using established systems to manage the Current Hotels for marketing, rate achievement, expense management, physical facility maintenance, human resources, accounting and internal auditing. Managers are trained in all aspects of hotel operations, with particular emphasis placed on customer service. Managers are trained in negotiation of prices with corporate and other clients and to be responsive to marketing requirements in their particular markets. The Lessee and the Property Managers employ a mix of marketing techniques designed for each specific Current Hotel, which include individual toll-free lines, cross-marketing of the Current Hotels' billboards and direct marketing, as well as taking advantage of national advertising by the franchisors of the Current Hotels.

   The Lessee leases the Current Hotels pursuant to the Percentage Leases. Affiliates of the Lessee have managed hotel properties, including the Initial Hotels, since 1985. Under the Percentage Leases, the Lessee generally is required to perform all operational and management functions necessary to operate the Current Hotels. Such functions include accounting, periodic reporting, ordering supplies, advertising and marketing, maid service, laundry and maintenance. The Lessee is entitled to all profits and cash flow from the Current Hotels after payment of rent under the Percentage Leases and other operating expenses, including, in the case of the ten Current Hotels managed by the Property Managers, the management fee payable to the Property Managers. The Lessee, its affiliates and the Property Managers may manage other hotel properties in addition to hotels owned by the Company. The Lessee and its affiliates have agreed not to lease or manage any hotel property (other than properties owned by the Company) located within a 20 mile radius of any hotel property in which the Company has invested.

   IMIC is a hotel development and management company founded in 1981. IMIC employs approximately 52 employees at its central office. These employees provide management support to IMIC's on-site hotel managers in the areas of risk management, human resources, accounting and finance, purchasing, cash management, sales and marketing, including graphic design and advertising, facilities management and construction and lounge and restaurant operations.

   IMIC currently operates 18 hotels in five states, including 12 limited-service hotels and six full-service, convention or resort hotels. Of the 18 hotels that it operates currently (which include nine of the Current Hotels), IMIC or its affiliates developed 14 of the hotels. IMIC or its affiliates developed nine of the Current Hotels.

   IMIC operates nine of the Current Hotels under separate management agreements with the Lessee. Each year, the Lessee pays IMIC a base management fee for each Current Hotel managed by IMIC based on a percentage of the budgeted gross operating profit for that year with incentive amounts based on actual gross operating profits if they exceed budgeted amounts.

   IMIC has agreed that each year it will spend a specified percentage of the gross revenues of each Current Hotel managed by IMIC on repairs and maintenance of the hotel. The Lessee has retained the right to control the expenditure of funds budgeted for capital and non-routine items, including, at its discretion, approving plans and selecting and overseeing contractors and other vendors.

     The Lessee pays or reimburses IMIC for all property operating expenses at the hotels. Each IMIC management agreement is coterminous with the applicable Percentage Lease. Each IMIC management agreement may be terminated earlier upon the occurrence of one or more events of default, as described in the management agreements.

     Promus manages one of the Current Hotels under a management agreement with the Lessee. Each year, the Lessee pays Promus a management fee based on a percentage of the Lessee's gross operating profit for the hotel managed by Promus with certain incentive amounts.

Investments by Lessee Shareholders

     The Lessee is owned by Robert W. Winston, III and John B. Harris, Jr. Messrs. Winston and Harris have agreed that the Lessee will make no further distributions other than amounts required to pay their income tax liability associated with the Lessee's net income unless and until the Lessee has tangible net worth of at least $4 million. Thereafter, they have agreed to invest at least 75% of the Lessee's net income (after distributions to pay taxes) in Common Stock. The Common Stock will be acquired either directly from the Company at approximately then-current market prices or in the open market, at the election of the Company's independent directors (the "Independent Directors"). Messrs. Winston and Harris have agreed to hold any such shares for at least one year after the date of purchase. The obligations to use distributions from the Lessee to purchase Common Stock cease (i) if the Company no longer qualifies as a REIT; or (ii) with respect to that Shareholder, if Mr. Winston or Mr. Harris ceases to be an officer or director of the Company or an officer or director of the Lessee.

Franchise Agreements

     The Company anticipates that most of the additional hotel properties in which it invests will be operated under franchise licenses. Franchisors provide a variety of benefits for franchisees which include national advertising, publicity and other marketing programs designed to increase brand awareness, training of personnel, continuous review of quality standards and centralized reservation systems. See schedule of properties by franchisor under Item 2.

     The hotel franchise licenses generally specify certain management, operational recordkeeping, accounting, reporting and marketing standards and procedures with which the Lessee must comply. The franchise licenses obligate the Lessee to comply with the franchisors' standards and requirements with respect to training of operational personnel, safety, maintaining specified insurance, the types of services and products ancillary to guest room services that may be provided, display of signs, and the type, quality and age of furniture, fixtures and equipment included in guest rooms, lobbies and other common areas.

     Of the Current Hotels, four of the franchise licenses expire in 2006, four expire in 2008, one expires in 2009, one expires in 2010, two expire in 2011, three expire in 2014, 11 expire in 2015 and five expire in 2016. The franchise agreements provide for termination at the franchisor's option upon the occurrence of certain events, including the Lessee's failure to pay royalties and fees or perform its other covenants under the license agreement, bankruptcy, abandonment of the franchise, commission of a felony, assignment of the license without the consent of the franchisor, or failure to comply with applicable law in the operation of the relevant Current Hotel. The Lessee is entitled to terminate the franchise license only by giving at least 12 months' notice and paying a specified amount of liquidated damages. The license agreements will not renew automatically upon expiration. The Lessee is responsible for making all payments under the franchise agreements to the franchisors. Under the franchise agreements, the Lessee pays a franchise fee of an aggregate of between 3% and 5% of room revenues, plus additional fees that amount to between 3% and 4% of room revenues from the Current Hotels. The Company has agreed to guarantee the Lessee's obligations to make franchise fee payments to franchisors under the franchise agreements.

     Promus, Choice, Holiday Inn and Marriott have agreed that in the event of a default by the Lessee under a franchise agreement with respect to a Current Hotel (or the Company's termination of a Percentage Lease), upon request by the Company and the curing of any event of default, the franchisor will allow that Current Hotel to be operated by a designee of the Company acceptable to the franchisor for a reasonable period of time, not to exceed 12 months, and to allow the designee of the Company to apply for a new franchise license. The Company will be obligated to pay the franchisor's actual costs of investigating the suitability of the designee. Normal change of ownership commitment fees will be due when a designee applies for a new franchise license.

Competition

     The hotel industry is highly competitive. The Current Hotels compete with other hotel properties in their geographic markets. Many of the Company's competitors have substantially greater marketing and financial resources than the Company, the Lessee, and the Property Managers. Several of the Current Hotels are located in areas in which they may compete with other Current Hotels for business. The Company competes for acquisition opportunities with entities that have substantially greater financial resources than the Company. These entities may generally be able to accept more risk than the Company can prudently manage, including risks with respect to the creditworthiness of a hotel operator.

Employees

     The Company currently has four employees. The Lessee employs approximately 823 people in operating the 21 Current Hotels it manages. The Company and the Lessee believe that their relationships with their employees are good.

Environmental Matters

     Under various federal, state and local laws and regulations, an owner or operator of real estate may be liable for the costs of removal or remediation of certain hazardous or toxic substances on such property. Such laws often impose such liability without regard to whether the owner knew of, or was responsible for, the presence of hazardous or toxic substances. Furthermore, a person that arranges for the disposal or transports for disposal or treatment of a hazardous substance at another property may be liable for the costs of removal or remediation of hazardous substances released into the environment at that property. The costs of remediation or removal of such substances may be substantial, and the presence of such substances, or the failure to promptly remediate such substances, may adversely affect the owner's ability to use or sell such real estate or to borrow using such real estate as collateral. Certain environmental laws and common law principles could be used to impose liability for the release of and exposure to hazardous substances, including asbestos-containing materials ("ACMs") into the air, and third parties may seek recovery from owners or operators of real properties for personal injury or property damage associated with exposure to released hazardous substances, including ACMs. In connection with the ownership and operation of the Current Hotels, the Company, the Lessee, IMIC or Promus, as the case may be, may be potentially liable for such costs.

     Phase I environmental site assessments ("ESAs") were obtained on all of the Initial Hotels prior to the initial public offering and on the Acquired Hotels prior to their acquisitions. The Phase I ESAs were intended to identify potential sources of contamination for which the Current Hotels may be responsible and to assess the status of environmental regulatory compliance. The Phase I ESAs included historical reviews of the Current Hotels, reviews of certain public records, preliminary investigations of the sites and surrounding properties, screening for the presence of asbestos, PCBs and underground storage tanks, and the preparation and issuance of a written report. The Phase I ESAs did not include invasive procedures, such as soil sampling or ground water analysis. The Phase I ESA reports have not revealed any environmental condition, liability or compliance concern that the Company believes would have a material adverse effect on the Company's business, assets or results of operations, nor is the Company aware of any such condition, liability or compliance concern. Nevertheless, it is possible that these reports do not reveal all environmental conditions, liabilities or compliance concerns or that there are material environmental conditions, liabilities or compliance concerns that arose at a Current Hotel after the related Phase I ESA report was completed of which the Company is unaware. Moreover, no assurances can be given that (i) future laws, ordinances or regulations will not impose any material environmental liability, or (ii) the current environmental condition of the Current Hotels will not be affected by the condition of the properties in the vicinity of the Current Hotels (such as the presence of leaking underground storage tanks) or by third parties unrelated to the Company.

   The Company believes that the Current Hotels are in compliance in all material respects with all federal, state and local laws, ordinances and regulations regarding hazardous or toxic substances and other environmental matters. The Company has not been notified by any governmental authority of any material noncompliance, liability or claim relating to hazardous or toxic substance or other environmental substances in connection with any of its properties.

Tax Status

   The Company elected to be taxed as a REIT under Sections 856-860 of the Internal Revenue Code of 1986, as amended (the "Code"), effective for its short taxable year ended December 31, 1994. The Company believes that it qualifies for taxation as a REIT, and with certain exceptions, the Company will not be subject to tax at the corporate level on its taxable income that is distributed to the shareholders of the Company. A REIT is subject to a number of organizational and operation requirements, including a requirement that it currently distribute at least 95% of its annual taxable income. Failure to qualify as a REIT will render the Company subject to federal income tax (including any applicable minimum tax) on its taxable income at regular corporate rates and distributions to the shareholders in any such year will not be deductible by the Company. Although the Company does not intend to request a ruling from the Internal Revenue Service (the "Service") as to its REIT status, the Company has obtained the opinion of its legal counsel that the Company qualifies as a REIT, which opinion is based on certain assumptions and representations and is not binding on the Service or any court. Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain state and local taxes on its income and properties.

Seasonality

   The Current Hotels' operations historically have been seasonal in nature, reflecting higher revenues per available room ("REVPAR") during the second and third quarters. This seasonality and the structure of the Percentage Leases, which provide for a higher percentage of room revenues above stated equal quarterly levels to be paid as Percentage Rent, can be expected to cause fluctuations in the Company's quarterly lease revenue under the Percentage Leases.

Executive Officers

   The following table lists the executive officers of the Company:




      NAME                 AGE                  POSITION
      ----                 ---                  --------

Charles M. Winston          67      Chairman of the Board of Directors

Robert W. Winston, III      35      Chief Executive Officer and President

Philip R. Alfano            47      Senior Vice President, Chief Financial
                                    Officer and Secretary

Kenneth Crockett            40      Senior Vice President of Development


   Charles M. Winston. Charles Winston has been Chairman of the Board of Directors of the Company since March 15, 1994. Mr. Winston is a native of North Carolina and a graduate of the University of North Carolina at Chapel Hill with an A.B. degree. He was Chairman of the Board of WJS Management, Inc., the former operator of nine of the Initial Hotels, and President of several corporations, which developed ten of the Current Hotels, positions he had held since 1987. Mr. Winston also serves on the board of directors of United Carolina Bancshares Corporation.

   Robert W. Winston, III. Robert Winston has served as Chief Executive Officer, President and director of the Company since March 15, 1994. Mr. Winston is the son of Charles Winston, Chariman of the Board of Directors. Mr. Winston is a native of North Carolina and a graduate of the University of North Carolina at Chapel Hill with a B.A. degree in economics. From 1988 to 1991 he was employed by Hampton Inns Corporation where he was involved in the management of several hotels. In 1991, Mr. Winston founded a hotel management company and purchased the Hampton Inn Initial Hotel in Wilmington, North Carolina. He managed that hotel from 1991 until the closing of the Company's initial public offering in June 1994. Mr. Winston developed three of the Current Hotels.

   Philip R. Alfano. Mr. Alfano was appointed Senior Vice President and Chief Financial Officer of the Company in October 1994 and Secretary in May, 1995. Mr. Alfano is a graduate of St. Bonaventure University with a B.B.A. degree in accounting. Prior to joining the Company, from 1983 until August 1993, Mr. Alfano was employed by the Ashforth Company, a privately-held real estate development and service organization which is not affiliated with the Company, and served on its Executive Committee. In this position, Mr. Alfano was responsible for all finance and administrative activities and acted as business advisor to six operating units. Mr. Alfano is a certified public accountant. From August 1993 through October 1994, Mr. Alfano was self-employed as a financial consultant.

   Kenneth Crockett. Mr. Crockett was appointed Senior Vice President of the Company in September, 1995. Mr. Crockett is a graduate of the University of North Carolina at Chapel Hill with a B.S. degree in Business Administration. Prior to joining the Company, Mr. Crockett was an Associate Partner for project development in commercial real estate at Capital Associates, a real estate development firm located in the Raleigh, North Carolina area. From 1984 to 1986, Mr. Crockett worked for the Oberlin Company where he was responsible for the development and operation of nine limited-service hotels. Prior to 1984, Mr. Crockett worked for several different financial institutions.

ITEM 2. PROPERTIES

     The following table sets forth certain unaudited pro forma information with respect to the Current Hotels:

                         Room Revenues & Lease Revenues
                 for the years ended December 31, 1996 and 1995

-----------------------------------------------------------------------------------------------------------------------------------
                                                                      1996                                     1995
-----------------------------------------------------------------------------------------------------------------------------------
                                                        Room                        Lease         Room                       Lease
                                              #       Revenues                    Revenues      Revenues                    Revenues
                                            Rooms      ($000)    ADR  Occupancy %  ($000)        ($000)   ADR   Occupancy %  ($000)
-----------------------------------------------------------------------------------------------------------------------------------
Hampton Inns
------------
Boone, NC                                     95      $ 1,662  $58.70    81.4%    $   660       $ 1,557  $54.16   82.9%     $   602
Brunswick, GA                                127        2,090   54.77    82.1%        862         2,033   48.46   90.5%         839
Cary, NC                                     130        2,453   60.22    85.6%      1,149         2,175   55.20   83.0%         973
Charlotte, NC                                125        2,542   65.13    85.3%      1,201         2,286   56.00   89.5%       1,047
Chester, VA                                   66        1,369   64.78    87.5%        620         1,259   57.46   91.0%         554
Duncanville, TX                              119        1,305   46.13    64.7%        443         1,370   37.78   82.8%         497
Durham, NC                                   137        2,868   63.09    90.7%      1,350         2,594   56.70   91.6%       1,175
Gwinnett (Hampton Inn & Suites)(1), GA       135        1,039   80.83    50.7%        468
Hilton Head, SC                              124        1,965   59.53    72.7%        743         1,737   53.82   70.8%         596
Jacksonville, NC                             120        2,029   50.89    90.8%        881         1,831   48.51   86.2%         759
Perimeter(2), GA                             131        2,173   76.75    70.4%      1,123
Raleigh, NC                                  141        2,731   62.60    84.5%      1,292         2,287   55.06   80.7%       1,011
Southern Pines, NC                           126        1,919   55.66    74.7%        783         1,955   50.85   83.6%         820
Southlake, GA                                124        2,465   67.15    80.9%      1,105         2,205   57.79   84.3%         948
Wilmington, NC                               118        2,376   63.67    86.4%      1,060         2,126   60.25   81.9%         912

Comfort Inns
------------
Augusta, GA                                  123        1,447   48.06    66.9%        519         1,418   44.57   70.9%         507
Charleston, SC                               128        2,084   60.48    73.5%        925         2,190   59.00   79.5%       1,003
Chester, VA                                  123        2,335   64.40    80.5%      1,136         2,210   58.52   84.1%       1,059
Clearwater/St. Petersburg, FL                120        1,439   48.64    67.4%        462         1,382   44.84   70.3%         433
Durham, NC                                   138        2,717   65.52    82.1%      1,337         2,518   59.94   83.4%       1,203
Fayetteville, NC                             176        2,641   52.43    78.2%      1,300         2,432   50.36   75.2%       1,164
Greenville, SC                               191        1,987   48.70    58.4%        644         1,989   44.47   64.2%         656
London (Comfort Suites), KY                   62          983   53.65    80.7%        432         1,050   50.75   91.4%         483
Raleigh, NC                                  149        1,985   50.75    71.7%        792         1,908   47.13   74.4%         755
Wilmington, NC                               146        2,561   58.15    82.4%      1,156         2,322   54.60   79.8%       1,013

Holiday Inns
------------
Abingdon (Holiday Inn Express), VA            80        1,246   52.92    80.4%        577         1,181   47.98   84.3%         535
Dallas (Holiday Inn Select), TX              244        4,794   68.99    77.8%      2,350         4,405   62.09   79.7%       2,084

Homewood Suites
---------------
Cary, NC                                     140        3,347   76.89    85.0%      2,159         3,164   71.90   86.1%       1,995
Clear Lake(3), TX                             92        2,250   90.47    73.9%        979           320   82.57   41.7%         195

Quality Suites - Charleston, SC              168        3,918   76.69    83.1%      1,817         3,706   73.33   82.4%       1,686
Courtyard by Marriott(4) - Wilmington, NC    128          188   56.01    48.5%         79
-----------------------------------------------------------------------------------------------------------------------------------
  TOTAL                                    4,026      $66,908   61.51    77.6%    $30,404       $57,610  $54.94   80.5%     $25,504
-----------------------------------------------------------------------------------------------------------------------------------

     (1) Opened June 27, 1996;
     (2) Opened February 29, 1996;
     (3) Opened September 22, 1995;
     (4) Opened November 8, 1996.

THE CURRENT HOTELS

1. Hampton Inn -- 208 Linville Road, Boone, North Carolina. This five-story, interior corridor hotel is located on an approximately 2.1 acre site near the Blue Ridge Parkway in the northwestern part of North Carolina's Appalachian Mountains and is within 15 minutes from snow skiing slopes. Appalachian State University, a part of the University of North Carolina system, is located in Boone. In addition to other amenities, the hotel has an indoor pool and jacuzzi. The hotel was acquired from a Winston Affiliate contemporaneously with the IPO.

2. Hampton Inn -- 112 Tourist Drive, Brunswick, Georgia. This three-story, interior- and exterior-corridor hotel is located on an approximately 2.9 acre site just off Interstate 95. Brunswick and the nearby Golden Isles feature beaches on the Atlantic Ocean as well as historic areas. The hotel attracts a substantial number of guests traveling from the northeastern U.S. to Florida. The property also is near an outlet shopping center and several restaurants. In addition to other amenities, the hotel has a fitness center and outdoor swimming pool. The hotel was acquired from a Winston Affiliate contemporaneously with the IPO.

3. Hampton Inn -- 201 Asheville Avenue, Cary, North Carolina. This five-story, interior corridor hotel is located on an approximately 2.2 acre site at the interchange of US-1 and US-64, major area thoroughfares. In addition to other amenities, the hotel has an outdoor pool and a fitness center. Cary is located between Raleigh and Durham, adjacent to North Carolina's Research Triangle Park and the Raleigh-Durham International Airport. Raleigh is one of three cities, along with Durham and Chapel Hill, that comprise the Research Triangle. The hotel was acquired from a Winston Affiliate contemporaneously with the IPO.

4. Hampton Inn -- U.S. Highway 29, Charlotte, North Carolina. This six-story, interior corridor hotel is located on an approximately 2.1 acre site off Interstate 85. The hotel is located in Charlotte, the largest metropolitan area in the Carolinas. The hotel also is close to the Charlotte Motor Speedway. University Park, which is near the University of North Carolina at Charlotte, and the University Hospital are also close to the hotel. The hotel has an outdoor pool and two hospitality suites. The hotel was acquired from a Winston Affiliate contemporaneously with the IPO.

5. Hampton Inn -- 12610 Chestnut Hill Road, Chester (Richmond), Virginia. This two-story interior corridor hotel was opened on April 15, 1994 and is located on an approximately 5.1 acre site near Interstate 95 and Route 10 (approximately 15 miles south of Richmond). The hotel is located near major components of the tobacco operations of Phillip Morris USA and major industrial and technical centers for DuPont and Allied. Amenities include a daily complimentary continental breakfast, on site guest laundry facilities and a jogging path. In connection with the acquisition of this hotel, the Company also acquired a free-standing restaurant, which is on an adjacent parcel of land and which is subject to a pre-existing lease. The property was acquired from an entity that is affiliated with IMIC in November, 1994.

6. Hampton Inn -- 4154 Preferred Place, Duncanville (Dallas), Texas. This two-story, exterior corridor hotel is located on an approximately 2.5 acre site near Interstate 20 and LBJ Freeway, the Texas Rangers Baseball Stadium and Six Flags Over Texas. The property offers a complimentary continental breakfast, outdoor pool and a meeting room. The property was acquired in May 1996 from Impac Hotel Group, Inc.

7. Hampton Inn -- 1816 Hillandale Road, Durham, North Carolina. This five-story, interior corridor hotel is located on an approximately 2.0 acre site near Duke University, Duke University Medical Center and downtown Durham. The economy in the Raleigh-Durham area includes a mix of industry, education and government. The Research Triangle Park, a regional research and development center just south of Durham, is a major area employer. The property was substantially renovated and changed from a Comfort Inn to a Hampton Inn in 1991. The hotel has an outdoor pool and a conference room. The hotel was acquired from a Winston Affiliate contemporaneously with the IPO.

8. Hampton Inn & Suites -- 1725 Pineland Road, Duluth, Georgia. This four-story interior corridor hotel is located on an approximately 2.5 acre site near Interstate 85 in suburban Atlanta. Located nearby are Gwinnett Mall, Lake Lanier, Stone Mountain and Chateau Elan. The property offers a complimentary full-service breakfast and social hour. Other amenities include a meeting room, fully equipped business center and outdoor swimming pool. The property was acquired in July 1996 from Winston Affiliates.

9. Hampton Inn -- One Airport Road, Hilton Head, South Carolina. This two-story interior corridor hotel is located on an approximately 5.0 acre site near Highway 278, the airport and several golf and tennis facilities. The Hilton Head area is home for several major sporting events, including the MCI Heritage Golf Tournament and the Family Circle Tennis Tournament. Among other amenities, the hotel has an outdoor pool and a health spa, and a complimentary continental breakfast is served daily. The property was acquired from an entity that is affiliated with IMIC in November, 1994.

10. Hampton Inn -- 474 Western Boulevard, Jacksonville, North Carolina. This two-story, exterior corridor hotel is located on an approximately 3.1 acre site near Camp Lejeune Marine Corps Base. Camp Lejeune, a major U.S. Marine base, accounts for a substantial amount of its business. Among other amenities, the property has an outdoor pool. The hotel was acquired from a Winston Affiliate contemporaneously with the IPO.

11. Hampton Inn -- 769 Hammond Drive, Atlanta, Georgia. This four-story interior corridor hotel is located on an approximately 1.6 acre site near Interstate 285 and Georgia 400 in the Perimeter Center Area. The property offers a complimentary continental breakfast, a meeting room and an exercise room. Other amenities include an outdoor swimming pool and 25-inch televisions in every room. The property was acquired in July 1996 from Winston Affiliates.

12. Hampton Inn -- 6209 Glenwood Avenue, Raleigh, North Carolina. This four-story, interior corridor hotel is located on an approximately 1.8 acre site near the Beltline, Interstate 40, the Crabtree Valley Mall and the Raleigh-Durham International Airport, to which the hotel offers free airport transportation. Amenities at the hotel include three meeting rooms, complimentary continental breakfast, manager's cocktail reception, and a health spa that is equipped with an outdoor pool, sauna and workout room. The property was acquired contemporaneously with the closing of the Follow-on Offering from an entity that is affiliated with IMIC.

13. Hampton Inn -- 1675 U.S. Highway 1, Southern Pines, North Carolina. This two-story, exterior corridor hotel is located on an approximately 4.2 acre site near Pinehurst and other golfing attractions, including the World Golf Hall of Fame. In addition to its agriculture and manufacturing industries, the Southern Pines area attracts tourists because of the approximately 30 golf courses in the area. Tourism, which is primarily golf related, is an important part of the area's economy. The hotel seeks to capitalize on area golfing attractions by organizing golf tours for large numbers of visitors. The hotel has two small conference rooms. The hotel was acquired from a Winston Affiliate contemporaneously with the IPO.

14. Hampton Inn -- 1533 Southlake Parkway, Morrow, Georgia. This five-story, interior corridor hotel is located on an approximately 2.5 acre site off of Interstate 75 near South Lake Mall in suburban Atlanta. The hotel features southern garden landscaping, a fountain lobby and an outdoor pool. The hotel was acquired from a Winston Affiliate contemporaneously with the IPO.

15. Hampton Inn -- 567 Market Street, Wilmington, North Carolina. This two-story, exterior corridor hotel is located on an approximately 2.9 acre site approximately six miles from Wrightsville Beach, North Carolina. Wilmington is a resort area with light manufacturing and distribution businesses. The hotel offers a complimentary continental breakfast daily and provides an outdoor pool, hospitality suite, and access to an offsite health club. The hotel was acquired from a Winston Affiliate contemporaneously with the IPO.

16. Comfort Inn -- 629 Frontage Road, Augusta, Georgia. This five-story, interior corridor hotel is located on an approximately 2.3 acre site near Interstate 20, the Bobby Jones Expressway, Fort Gordon and The Augusta National Golf Course, home of the Masters Tournament. The property offers complimentary continental breakfast daily and other amenities including an outdoor pool and whirlpool, a meeting room and a fully equipped fitness center. The property was acquired in May 1995 from an entity that is affiliated with IMIC.

17. Comfort Inn -- 144 Bee Street, Charleston, South Carolina. This seven-story, interior corridor hotel is located on an approximately 1.0 acre site, which overlooks the Ashley River, and is near US 17 and Charleston's historic district, several full-service marinas and a medical complex, which consists of several area hospitals. Amenities include an outdoor swimming pool and a meeting room. The property was acquired in May, 1995 from an entity that is affiliated with IMIC.

18. Comfort Inn -- 2100 West Hundred Street, Chester (Richmond), Virginia. This five-story, interior corridor hotel is located on an approximately 3.0 acre site near Interstate 95 and Route 10 (approximately 15 miles south of Richmond), several major industrial corporations and several historic attractions, including the Confederate White House and Civil War battlefields. Amenities include an outdoor pool, health spa, meeting room and a complimentary continental breakfast. The property was acquired from an entity that is affiliated with IMIC in November, 1994.

19. Comfort Inn -- 3580 Ulmerton Road, Clearwater/St. Petersburg, Florida. This three-story, interior corridor hotel is located on an approximately 2.8 acre site near Interstate 75, Busch Gardens amusement park, golf courses, restaurants, shopping, and many gulf coast beaches and is on Tampa Bay. Among other amenities, the hotel has an outdoor pool and a whirlpool, which are in a central courtyard surrounded on all sides by the hotel, and a complimentary continental breakfast is served each day. The Company also owns a free-standing restaurant, which is on an adjacent parcel of land and which is subject to a pre-existing lease. The property was acquired in May, 1995 from an entity that is affiliated with IMIC.

20. Comfort Inn -- 3508 Mount Moriah Road, Durham/Chapel Hill, North Carolina. This four-story interior corridor hotel is located on an approximately 4.5 acre site near the intersection of Interstate 40 and US 15-501 between Durham and Chapel Hill, which puts it in close proximity to Duke University, the University of North Carolina at Chapel Hill and a number of restaurants and shopping opportunities. The hotel received the Choice Hotels "Gold Award" in 1992, 1993 and 1994. Amenities include an outdoor pool and an exercise room with a sauna and whirlpool. The property was acquired from an entity that is affiliated with IMIC in November, 1994.

21. Comfort Inn -- 1922 Skibbo Road, Fayetteville, North Carolina. This four-story interior-corridor hotel is located on an approximately 3.3 acre site near Interstate 95 and in the heart of a large trade center in North Carolina. Both Fort Bragg and Pope Air Force Base are nearby. Amenities include an outdoor pool, health spa, 25-inch televisions and a complimentary continental breakfast. The property was acquired from an entity that is affiliated with IMIC in November, 1994.

22. Comfort Inn -- 540 North Pleasantburg Drive, Greenville, South Carolina. This two-story exterior corridor hotel is located on an approximately 3.0 acre site near Interstate 385, the BMW assembly plant, and Michelin's North American headquarters in the Greenville-Spartanburg Metropolitan area. The property offers a complimentary full-service breakfast and meeting room. Other amenities include an outdoor swimming pool, game room and sports bar. The property was acquired in May 1996 from Life Insurance Group of Georgia.

23. Comfort Suites -- 1918 West 192 Bypass, London, Kentucky. This three-story interior corridor hotel is located on an approximately 1.0 acre site near Interstate 75, Daniel Boone National Forest and Rockcastle River with whitewater sports attractions and bass fishing. The property offers a complimentary continental breakfast, meeting room and indoor swimming pool. The property was acquired in May 1996 from Impac Hotel Group, Inc.

24. Comfort Inn -- 2910 Capital Boulevard, Raleigh, North Carolina. This four-story interior corridor hotel is located on an approximately 2.7 acre site and is located near the Raleigh Beltline Highway, the State Capitol, Governor's mansion and North Carolina State University. Amenities include an outdoor pool and exercise area. The property was acquired from Raleigh Seventy West Hotel Associates Limited partnership in August 1994.

25. Comfort Inn -- 151 South College Road, Wilmington, North Carolina. This six-story, interior corridor hotel is located on an approximately 2.6 acre site near the end of Interstate 40. The hotel is near the University of North Carolina at Wilmington. The hotel features a complimentary continental breakfast, outdoor pool, social hour and access to a nearby fitness center. The hotel was acquired from a Winston Affiliate contemporaneously with the IPO.

26. Holiday Inn Express -- 940 East Main Street, Abingdon, Virginia. This three-story, interior corridor hotel is located on an approximately 1.2 acre site near Interstate 81 near Abingdon's Historic District and the Barter Theater (State Theater of Virginia). The property offers a complimentary continental breakfast and other amenities including an outdoor pool and meeting room. The property was acquired in May 1996 from Impac Hotel Group, Inc.

27. Holiday Inn Select -- 11350 LBJ Freeway, Garland, Texas. This property consists of one five-story building and two three-story buildings, all with interior corridors located on an approximately 6.5 acre site in suburban Dallas. The property offers an approximate 9,800 square foot conference center, four other meeting rooms and a 50-person auditorium. Other amenities include a full-service restaurant, nightclub, outdoor swimming pool and executive fitness club. The property was acquired in May 1996 from Impac Hotel Group, Inc.

28. Homewood Suites -- 100 MacAlyson Court, Cary, North Carolina. This four-story, interior corridor hotel is located on an approximately 9.1 acre site with a covered bridge entrance and a wooded setting near Research Triangle Park. The property offers a complimentary full-service breakfast, a business center, and a 1200 square foot meeting room. Other amenities include fully-equipped kitchens, fitness room, outdoor swimming pool and sport court. The property was acquired in July 1996 from Winston Affiliates.

29. Homewood Suites -- 401 Bay Area Boulevard, Clearlake, Texas. This three-story, interior corridor hotel is located on an approximately 2.6 acre site near NASA's Johnson Space Center and Rockwell's Space Operations Center. The property offers a complimentary full service breakfast, an executive business center and a fitness facility. Other amenities include fully-equipped in room kitchens, outdoor swimming pool and sport court. The property was acquired in September 1996 from Promus Hotels, Inc.

30. Quality Suites -- 5225 North Arco Lane, Charleston, South Carolina. This five-story, interior corridor hotel is located on an approximately 3.8 acre site just off Interstate 26 near Charleston's International Airport and only a few miles away from Charleston's Historic District. The hotel has 168 two room suites designed around a five-story atrium. The property offers a complimentary cooked-to-order breakfast, manager's cocktail reception, meeting room and outdoor pool and health spa. The property was acquired in May 1995 from an entity that is affiliated with IMIC.

31. Courtyard by Marriott -- 151 Van Campen Boulevard, Wilmington, North Carolina. This two-story interior corridor hotel is located on an approximately
3.5 acre site near Wrightsville Beach and the Revolutionary and Civil War historical sites. The property offers two large meeting rooms, full service breakfast and a lobby lounge. Other amenities include an outdoor swimming pool and a jacuzzi. The property was acquired in December 1996 from Winston Affiliates.

THE PERCENTAGE LEASES

     In order for the Company to qualify as a REIT, neither the Company nor the Partnership can operate hotels. Therefore, the Company and the Partnership lease the Current Hotels for terms of ten years pursuant to Percentage Leases, which provide for rent equal to the greater of Base Rent or Percentage Rent. Other than the franchise licenses for the Current Hotels and working capital sufficient to operate the Current Hotels, the Lessee has only nominal assets in addition to its rights and benefits under the Percentage Leases. The Percentage Leases for the Current Hotels contain the provisions described below. The Company intends that future leases with respect to its hotel property investments will contain substantially similar provisions, although the Company's Board of Directors may, in its discretion, alter any of these provisions with respect to any particular lease, depending on the purchase price paid, economic conditions and other factors deemed relevant at the time.

     Percentage Lease Terms. Each Percentage Lease for the Current Hotels has a non-cancelable term of 10 years, subject to earlier termination upon the occurrence of certain contingencies described in the Percentage Lease.

     Amounts Payable Under the Percentage Leases. During the term of each Percentage Lease, the Lessee is or will be obligated to pay (i) the greater of Base Rent or Percentage Rent (collectively, the "Rent") and (ii) certain other additional charges. Base Rent accrues and is required to be paid monthly. Percentage Rent is calculated by multiplying fixed percentages by gross room revenues for each of the hotels. Percentage Rent is due quarterly. However, with respect to eleven of the Current Hotels, the Lessee will not be in default for non-payment of Percentage Rent due in any calendar year if the Lessee pays, within 90 days of the end of the calendar year, the excess of Percentage Rent due and unpaid over the Base Rent paid by the Lessee with respect to such year. With respect to the other Current Hotels, the Lessee will not be in default for the non-payment of Percentage Rent if it pays, within 30 days of the end of each calendar quarter, the excess of Percentage Rent due and unpaid over the Base Rent paid year-to-date with respect to such quarter.

     Beginning in the calendar year following the year in which most Percentage Leases commence, and for each year thereafter, (i) the annual Base Rent and (ii) the Percentage Rent formulas will be adjusted for inflation, based on quarterly changes in the CPI. The adjustment in any quarter may not exceed 2%, which may be less than the change in CPI for the quarter.

     Other than real estate and personal property taxes, casualty insurance, capital improvements and maintenance of underground utilities and structural elements, which are obligations of the Company, the Percentage Leases require the Lessee to pay rent, insurance, all costs and expenses and all utility and other charges incurred in the operation of the Current Hotels. The Percentage Leases also provide for rent reductions and abatements in the event of damage to or destruction or a partial taking of any Current Hotel.

     Maintenance and Modifications. Under the Percentage Leases, the Company is required to maintain the underground utilities and the structural elements of the improvements, including exterior walls (excluding plate glass) and the roof of such Current Hotel. In addition, the Percentage Leases obligate the Company to fund periodic capital improvements (in addition to maintenance of underground utilities and structural elements) to the buildings and grounds comprising their respective Current Hotels, and the periodic repair, replacement and refurbishment of furniture, fixtures and equipment in their respective Current Hotels, when and as deemed necessary by the Lessee, up to an amount equal to 5% of room revenues for limited-service, and 7% of room revenues and food and beverage revenue for full-service hotels. These obligations will be carried forward to the extent that the Lessee has not expended such amounts, and any unexpended amounts will remain the property of the Company upon termination of the Percentage Leases. Except for capital improvements and maintenance of structural elements and underground utilities, the Lessee will be required, at its expense, to maintain the Current Hotels in good order and repair, except for ordinary wear and tear, and to make non-structural, foreseen and unforeseen, and ordinary and extraordinary, repairs which may be necessary and appropriate to keep the Current Hotels in good order and repair.

     The Lessee is not obligated to bear the cost of capital improvements to the Current Hotels. With the consent of the Company, however, the Lessee, at its expense, may make non-capital and capital additions, modifications or improvements to the Current Hotels, provided that such action does not significantly alter the character or purposes of the Current Hotels or significantly detract from the value or operating efficiencies of the Current Hotels. All such alterations, replacements and improvements shall be subject to all the terms and provisions of the Percentage Leases and will become the property of the Company upon termination of the Percentage Leases. The Company owns or will own substantially all personal property (other than inventory, liens and other nondepreciable personal property) not affixed to, or deemed a part of, the real estate or improvements thereon comprising their respective Current Hotels, except to the extent that ownership of such personal property would cause the rents under the Percentage Leases not to qualify as "rents from real property" for REIT income test purposes.

ITEM 3. LEGAL PROCEEDINGS

     The Company currently is not involved in any material litigation nor, to the Company's knowledge, is any material litigation currently threatened against the Company. The Lessee has advised the Company that they currently are not involved in any material litigation, other than routine litigation arising in the ordinary course of business, substantially all of which is expected to be covered by liability insurance.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1996.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

     The Common Stock trades on The Nasdaq Stock Market under the symbol "WINN". As of March 3, 1997, the Company had approximately 650 shareholders based on the number of shareholders of record and an estimate of the number of participants represented by security position listings. The following table sets forth for the indicated periods the high and low closing prices for the Common Stock, as traded through The Nasdaq Stock Market and the cash distributions declared per share:

                                  Price Range       Cash Distributions Declared
                             ---------------------  ---------------------------
                               High        Low              Per Share
                               ----        ---              ---------
1995
First Quarter                $10.00       $ 9.375            $0.22
Second Quarter                10.25         9.25              0.22
Third Quarter                 11.375       10.00              0.22
Fourth Quarter                12.00        10.375             0.27

1996
First Quarter                 13.375       11.688             0.24
Second Quarter                13.00        10.875             0.255
Third Quarter                 13.125       11.00              0.255
Fourth Quarter                13.625       11.875             0.255


     Although the declaration of distributions is within the discretion of the Board of Directors and depends on the Company's results of operations, cash available for distribution, the financial condition of the Company, tax considerations (including those related to REITs) and other factors considered important by the Board of Directors, the Company's policy is to make regular quarterly distributions to its shareholders. The Company's ability to make distributions will depend on the receipt of the distributions from the Partnership and lease payments from the Lessee with respect to the Hampton Inn-Cary, North Carolina, which is owned directly by the Company (the "Company-Owned Hotel"). The Company intends to cause the Partnership to distribute to its partners substantially all of the Partnership's cash available for distribution.

RECENT SALES OF UNREGISTERED SECURITIES

   In the year ended December 31, 1996, the Company issued the following securities which were not registered pursuant to the Securities Act of 1933, as amended:

   On April 23, 1996, the Company issued 33,103 shares of Common Stock to the shareholders of Winston Advisors, Inc. in payment of its incentive advisory fee for 1995 to Winston Advisors, Inc. Robert W. Winston, III is a 90% shareholder and John B. Harris is a 10% shareholder of Winston Advisors, Inc.

   On July 9, 1996, the Partnership issued 606,413 units of redeemable limited partnership interests in the Partnership (the "Partnership Units") to the shareholders of Cary Suites, Inc. in partial consideration for the acquisition by the Company of the Homewood Suites Hotel in Cary, North Carolina. The shareholders of Cary Suites, Inc. are Robert W. Winston, III (30%), Tracy S. Winston (23.33%), Charles M. Winston (23.33%) and Florence B. Winston (23.34%).

   On July 18, 1996, the Partnership issued 69,960 Partnership Units to the shareholders of RWW, Inc. in partial consideration for the acquisition by the Company of the Hampton Inn & Suites Hotel in Gwinnett, Georgia. The shareholders of RWW, Inc. are Robert W. Winston, III (33.33%), Charles M. Winston (33.33%) and Florence B. Winston (33.33%).

   On July 19, 1996, the Partnership issued 109,516 Partnership Units to the shareholders of WJS Associates - Perimeter, Inc. in partial consideration for the acquisition by the Company of the Hampton Inn in Atlanta, Georgia. The shareholders of WJS Associates - Perimeter, Inc. include one Winston Affiliate, Charles M. Winston (33.33%).

   On September 10, 1996, the Company issued 136,363 shares of Common Stock to Promus for an approximate purchase price of $1.5 million pursuant to the exercise of an option to invest in the Company granted to Promus in connection with the Company's agreement with Promus to acquire hotels from Promus.

   On December 19, 1996, the Partnership issued 45,651 Partnership Units to the shareholders of Hotel II, Inc. in partial consideration for the acquisition by the Company of the Courtyard by Marriott in Wilmington, North Carolina. The shareholders of Hotel II, Inc. are Robert W. Winston, III (60%), trusts for the benefit of two of his minor children (20%) and Marion B. Winston (20%).

   Pursuant to the Partnership Agreement of the Partnership (the "Partnership Agreement"), the Limited Partners have redemption rights (the "Redemption Rights") which enable them to cause the Partnership to redeem their Partnership Units in exchange for shares of Common Stock on a one-for-one basis or, at the option of the Company or in certain other circumstances, cash. The Redemption Rights relating to the Partnership Units issued as part of the purchase price for the Hampton Inn, Perimeter (Atlanta), Georgia Acquisition Hotel will be exercisable by the applicable Limited Partners in whole or in part, at any time. The Redemption Rights relating to the Partnership Units issued as part of the purchase price on the remaining three Acquisition Hotels will be exercisable by the applicable Limited Partners, in whole or in part, any time after the first anniversary of the date of the Company's acquisition of the related Hotels.

   No underwriter was engaged in connection with the foregoing issuances of securities. Issuances of Common Stock and Partnership Units to the above parties were made in reliance upon Section 4(2) of the Securities Act of 1933, as amended, as transactions not involving any public offering.

ITEM 6. SELECTED FINANCIAL DATA

     The following tables set forth selected historical financial information for the Company, the Lessee, and the Initial Hotels. This information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and all of the financial statements and notes thereto included elsewhere in this report.

                              WINSTON HOTELS, INC.
                  SELECTED HISTORICAL FINANCIAL AND OTHER DATA
                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995
              AND THE PERIOD JUNE 2, 1994 THROUGH DECEMBER 31, 1994
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                             1996            1995           1994
                                                          ---------       ---------       --------
STATEMENTS OF INCOME:
Revenue:
  Percentage Lease revenue                                $  26,611       $  17,148       $  5,116
  Interest and other income                                      97             442             92
                                                          ---------       ---------       --------
      Total revenue                                          26,708          17,590          5,208
                                                          ---------       ---------       --------
Expenses:
  Real estate and personal property taxes and casualty
    insurance                                                 1,647           1,054            362
  General and administrative                                  1,985           1,208            339
  Interest expense                                            2,665           2,555            218
  Depreciation                                                6,476           3,854          1,176
  Amortization                                                  147             117             49
                                                          ---------       ---------       --------
      Total expenses                                         12,920           8,788          2,144
                                                          ---------       ---------       --------
      Income before allocation to minority interest          13,788           8,802          3,064
  Income allocation to minority interest                        786             417            187
                                                          ---------       ---------       --------
      Net income applicable to common shareholders        $  13,002       $   8,385       $  2,877
                                                          =========       =========       ========

Weighted average number of common shares and common
  share equivalents                                          13,747           9,211          7,073
Net income per common share                               $    1.00       $    0.96       $   0.43
Distributions per common share                            $   1.005       $    0.93       $   0.48

BALANCE SHEET DATA:
Cash and Cash Equivalents                                 $     234       $   2,496       $  1,114
Investment in hotel properties                              203,052         121,886         85,917
Total assets                                                203,502         123,969         88,114
Total debt                                                   42,800          34,000         28,600
Shareholders' equity                                        141,813          80,872         53,705

OTHER DATA:
Funds From Operations                                     $  20,581       $  12,656       $  4,240
Cash Available for Distribution                              17,557          11,185          3,866
Cash provided (used) by:
  operating activities                                       18,729          12,628          3,417
  investing activities                                      (74,614)        (36,059)       (85,973)
  financing activities                                       53,623          24,813         83,670

                            WINSTON HOSPITALITY, INC.
                       SELECTED HISTORICAL FINANCIAL DATA
                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995
              AND THE PERIOD JUNE 2, 1994 THROUGH DECEMBER 31, 1994
                                 (IN THOUSANDS)

                                         1996         1995         1994
                                      -------      -------      -------
Revenue:
  Room Revenue                        $58,956      $39,677      $12,474
  Other, net                            2,969        1,100          229
                                      -------      -------      -------
        Total revenue                  61,925       40,777       12,703
                                      -------      -------      -------
Expenses:
  Property and operating expenses      22,831       14,313        4,778
  Property repairs and maintenance      3,181        1,909          607
  General and administrative            2,050        1,526          782
  Franchise costs                       5,361        3,565        1,107
  Management fees                       1,126          784           23
  Percentage lease payments            26,611       17,148        5,116
                                      -------      -------      -------
        Total expenses                 61,160       39,245       12,413
                                      -------      -------      -------
        Net income                    $   765      $ 1,532      $   290
                                      =======      =======      =======



                             COMBINED INITIAL HOTELS
                       SELECTED HISTORICAL FINANCIAL DATA
                     FOR THE FIVE MONTHS ENDED JUNE 2, 1994
                 AND THE YEARS ENDED DECEMBER 31, 1993 AND 1992
                                 (IN THOUSANDS)

                                                                1994           1993            1992
                                                               ------         -------         -------
Revenue:
  Room revenue                                                 $7,415         $17,125         $15,380
  Other, net                                                      135             348             326
                                                               ------         -------         -------
        Total revenue                                           7,550          17,473          15,706
                                                               ------         -------         -------

Expenses:
  Property operating expenses                                   2,983           7,008           6,484
  Franchise costs                                                 646           1,507           1,275
  Repairs and maintenance                                         465             844             760
  Real estate and personal property taxes and
    insurance                                                     328             711             637
  Management fees                                                 381             882             793
  Interest expense                                              1,215           2,892           3,224
  Depreciation and amortization                                   973           2,249           2,378
                                                               ------         -------         -------
        Total expenses                                          6,991          16,093          15,551
                                                               ------         -------         -------
  Income (loss) before minority interest                          559           1,380             155
  Minority Interest                                               357             833              55
                                                               ------         -------         -------
        Net income (loss)                                      $  202         $   547         $   100
                                                               ======         =======         =======

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS ($ IN THOUSANDS)

     The Company, which consummated an underwritten initial public offering ("IPO") in June 1994 and follow-on offerings in May 1995 and in June 1996, operates as a REIT to invest in hotel properties. The Company owned sixteen hotels as of December 31, 1994 (the "1994 Hotels") and purchased five hotels in May 1995 (the "1995 Acquired Hotels") and acquired five hotels in May 1996, three hotels in July 1996, one hotel in September 1996 and one hotel in December 1996 (collectively, all ten are the "1996 Acquired Hotels"). It currently leases all Current Hotels to the Lessee under Percentage Leases through which it receives its principal source of revenue.

RESULTS OF OPERATIONS

     For the periods ended December 31, 1996, 1995 and 1994, the differences in operating results are primarily attributable to the Company owning more hotels in 1996 than it did in 1995 and 1994 and commencing operations on June 2, 1994. The table below outlines the Company's investment in hotel properties for the periods ended December 31, 1996, 1995 and 1994:

                                   December 31, 1996                   December 31, 1995                    December 31, 1994
                           ----------------------------------   -------------------------------     -------------------------------
                              Acquisitions       Properties     Acquisitions         Properties     Acquisitions         Properties
                                 during           owned at         during            owned at          during            owned at
      Type of Hotel              the year         year end        the year            year end        the period          year end
      -------------             ---------         --------       ---------            --------       -----------          --------
Limited-service hotels              7                28              5                   21               6                  16
Extended-stay hotels                2                 2
Full-service hotels                 1                 1
                                   --                --              -                   --               -                  --
Total                              10                31              5                   21               6                  16
                                   ==                ==              =                   ==               =                  ==


   In order to present a more meaningful comparison of operations, the following comparisons are presented:

   - actual operating results for the year ended December 31, 1996 versus actual results for the year ended December 31, 1995 (Company and Lessee);

   - actual operating results for the year ended December 31, 1995 versus actual results for the period from June 2, 1994 through December 31, 1994 (Company and Lessee);

   - pro forma operating results for the year ended December 31, 1996 versus pro forma results for the year ended December 31, 1995, as if the follow-on offerings and the 1996 and 1995 acquisitions occurred on the later of January 1, 1995 or the hotel opening date (Company only);

   - actual operating results for the year ended December 31, 1995 versus actual operating results for the year ended December 31, 1994, as adjusted for the pro forma results of operations for the Initial Hotels for the period January 1 through June 1, 1994, as if the IPO closed and the Initial Hotels were purchased on January 1, 1994 ("Actual As Adjusted") (Company only).

     In addition, a discussion follows of the results of the operations for the Initial Hotels.

THE COMPANY

ACTUAL - YEAR ENDED DECEMBER 31, 1996 VERSUS ACTUAL - YEAR ENDED
DECEMBER 31, 1995

     The Company had revenues of $26,708 in 1996, consisting of $26,611 of Percentage Lease revenues and $97 of interest and other income. Percentage Lease revenues increased by $9,463, or 55%, in 1996 from $17,148 in 1995. This increase was comprised of: (i) $1,717 for the 1994 Hotels, which was due to the rent formulas of the Percentage Leases increasing rent payments by the Lessee by an average 35% of the $571 in increased room revenues attributable to inflation and by an average of 67% of the $2,259 in increased room revenues attributable primarily to higher rates; (ii) $2,286 for the 1995 Acquired Hotels; and (iii) $5,460 for the 1996 Acquired Hotels.

     Real estate taxes and property insurance costs incurred in 1996 were $1,647, an increase of $593 from $1,054 in 1995. This increase was primarily attributable to the 1995 Acquired Hotels that were owned for the entire twelve month period in 1996 and the 1996 Acquired Hotels. General and administrative expenses increased $777 to $1,985 in 1996 from $1,208 in 1995. The increase was attributable to: (i) costs related to the increase in size and activities of the Company in 1996 over 1995; (ii) the Company becoming self-administered in 1996 and incurring costs associated therewith, offset in part by savings from costs not incurred under its previous advisory agreement; (iii) inflationary cost increases; and (iv) a non-recurring charge of $317 in 1996 related to the termination of potential business combinations. Interest expense increased by $110 to $2,665 in 1996 from $2,555 in 1995, primarily due to an increase in weighted average outstanding borrowings in 1996 from 1995. Depreciation increased $2,622 to $6,476 in 1996 from $3,854 in 1995, primarily due to depreciation related to the 1995 Acquired Hotels, the 1996 Acquired Hotels and renovations completed during 1995 and 1996.

ACTUAL - YEAR ENDED DECEMBER 31, 1995 VERSUS ACTUAL - THE PERIOD FROM JUNE 2, 1994 THROUGH DECEMBER 31, 1994

     As noted above, the differences in operations are attributable primarily to the fact that the Company had only 213 days of operations in 1994. In addition, the Company only owned the 1995 Acquired Hotels for the last seven months of 1995. The Company had revenues of $17,590 in 1995, consisting of $17,148 of Percentage Lease revenues and $442 of interest and other income. Other income includes approximately $314 in non-recurring commission income. Percentage Lease revenues increased by $12,032 to $17,148 in 1995 from $5,116 in 1994. Approximately $9,303 of the increase was attributable to the 1994 Hotels, and approximately $2,729 of the increase was attributable to the 1995 Acquired Hotels.

     The increase in operating expenses was attributable primarily to the fact that the Company existed for only seven months with fewer hotels in 1994. Additional analyses of operating expenses are included in the pro forma comparisons below.

PRO FORMA - YEAR ENDED DECEMBER 31, 1996 VERSUS PRO FORMA - YEAR ENDED DECEMBER 31, 1995

     The Company had pro forma revenues of $30,501 for the year ended December 31, 1996, consisting of $30,404 of pro forma Percentage Lease revenues and $97 of pro forma interest and other income. Pro forma Percentage Lease revenues increased by $4,900, or 19%, to $30,404 in 1996 from $25,504 in 1995. This increase was composed of: (i) $2,424 due to rent formulas of the Percentage Leases increasing pro forma rent payments by the Lessee by an average of 35% of the $864 in increased pro forma room revenues attributable to inflation and 67% of the $3,160 in increased pro forma room revenues attributable primarily to higher rates; (ii) $2,454 in increased pro forma lease revenues attributable to the opening of four additional hotels; and (iii) $22 in increased pro forma lease revenues attributable to food and beverage revenue.

     Pro forma real estate taxes and property insurance costs incurred in 1996 were $1,809, an increase of $206 from $1,603 in 1995. This increase was attributable to an increase in property taxes in 1996 offset in part by a decrease in insurance premiums in 1996. Pro forma general and administrative expenses increased $450 to $1,704 in 1996 from $1,254 in 1995. The increase was attributable to the Company becoming self-administered in 1996, inflationary cost increases and a non-recurring charge of $317 in 1996 related to the termination of potential business combinations, offset in part by savings from costs not incurred under its previous advisory agreement. Pro forma depreciation increased $2,039 to $7,800 in 1996 from $5,761 in 1995 primarily due to additional depreciation on renovations completed during 1995 and 1996.

ACTUAL - YEAR ENDED DECEMBER 31, 1995 VERSUS ACTUAL AS ADJUSTED - YEAR ENDED DECEMBER 31, 1994

     The Company had revenues of $17,590 in 1995, consisting of $17,148 of Percentage Lease revenues and $442 of interest and other income. Percentage Lease revenues increased by $9,122 or 114%, from pro forma Percentage Lease revenues of $8,026 in 1994. The increase was attributable to an increase of $1,583 for the Initial Hotels and $7,539 for six hotels acquired in 1994 (the "1994 Acquired Hotels"). The increase in Percentage Lease revenues at the Initial Hotels was due to the structure of the rent formulas in the Percentage Leases which resulted in rent payments by the Lessee increasing by an average of 63% of the $2,520 increases in room revenues at the Initial Hotels. The increased room revenues were attributable primarily to increased average daily rates. During 1995, the Company also earned approximately $314 in commission income.

     Real estate taxes and property insurance costs incurred in 1995 were $1,054, an increase of $507 from $547 in 1994. This was attributable to an increase of $75, or 15%, of the total increase, for the Initial Hotels and $432 for the 1994 Acquired Hotels. The advisory fee paid to a Winston Affiliate increased $409 to $509 in 1995 from $100 in 1994, due to performance incentives for increases in funds from operations per share payable beginning in 1995. General and administrative expenses increased $199, to $699 in 1995 from $500 in 1994. This increase was due to inflationary increases, $65 of costs related to acquisition projects abandoned in 1995, and other costs attributable to the increase in the activities of the Company in 1995 over 1994. Interest expense increased by $2,337 to $2,555 in 1995 from $218 in 1994. The increase is attributable to increased borrowings related to the purchase of the 1994 Acquired Hotels. Depreciation and amortization increased $1,697 to $3,971 in 1995 from $2,274 in 1994. This increase primarily relates to depreciation for the 1994 Acquired Hotels.

THE LESSEE

ACTUAL - YEAR ENDED DECEMBER 31, 1996 VERSUS ACTUAL - YEAR ENDED
DECEMBER 31, 1995

     Total revenues increased $21,148, or 52% to $61,925 in 1996 from $40,777 in 1995. This increase is primarily attributable to an increase in room revenues of $19,279, or 49% to $58,956 in 1996, from $39,677 in 1995. The increase in room revenues was due to: (i) an increase in room revenues of $2,830, or 8% for the 1994 Hotels; (ii) an increase in room revenues of $5,089 for the 1995 Acquired Hotels; and (iii) an increase in room revenues of $11,360 for the 1996 Acquired Hotels. Food and beverage revenue increased $1,547 to $1,685 in 1996 from $138 in 1995, primarily due to one of the 1996 Acquired Hotels being a full-service hotel.

     The Lessee had total expenses in 1996 of $61,160, up $21,915 from $39,245 in 1995. This increase was primarily attributable to the operation of a greater number of hotels for the twelve months ended December 31, 1996 as compared with the same period of 1995.

     In general, the net income of the Lessee was negatively impacted during the twelve months ended December 31, 1996 by the following conditions: (i) the unseasonably cold weather experienced during the first quarter of 1996; (ii) renovations at several hotels; (iii) start-up general and administrative costs incurred in connection with managing the 1996 Acquired Hotels; and (iv) a short-term management contract for the full-service hotel in Garland, Texas. Furthermore, the Lessee incurred incremental on-going general and administrative costs during the twelve months ended December 31, 1996, in connection with the management of the 1996 Acquired Hotels. During 1996, the 1996 Acquired Hotels had been leased and were operated for the following periods of time: five for approximately eight months, three for approximately six months, one for approximately four months and one for less than one month.

ACTUAL - YEAR ENDED DECEMBER 31, 1995 VERSUS ACTUAL - THE PERIOD FROM JUNE 2, 1994 THROUGH DECEMBER 31, 1994

     The Lessee had room revenues of $39,677 in 1995 compared to $12,474 in 1994, an increase of $27,203. The increase included $20,673, or 76% of the total increase, for the 1994 Hotels, and $6,530 for the 1995 Acquired Hotels. Other operating revenue totaled $877 in 1995 compared to $167 in 1994, an increase of $710. This increase was attributable primarily to telephone revenue increasing by $428, to $533 in 1995 from $105 in 1994, and miscellaneous income increasing by $191, to $222 in 1995 from $31 in 1994. The increase in telephone revenue included $332 for the 1994 Hotels and $96 for the 1995 Acquired Hotels. The miscellaneous income increase for 1995 was made up of $134 for the 1994 Hotels and $57 for the 1995 Acquired Hotels.

     The Lessee had property and operating expenses in 1995 of $14,124, up $9,369 from $4,755 in 1994. The increase in operating expenses was attributable primarily to the fact that the Lessee existed for only seven months with fewer hotels in 1994.

     A breakdown of pro forma room revenue and other related information is presented in Table I below for the 27 hotels that were open and operated since January 1, 1995 or earlier (the "Stabilized Hotels"), for those four hotels that were opened during 1995 or 1996 (the "Newly Developed Hotels") and the Current
Hotels:

TABLE I.

                                                    Twelve Months Ended December 31,
                                                 ----------------------------------------
                                                 1996              1995          % Change
                                                 ----              ----          --------
Stabilized Hotels:
------------------
Room Revenues                                   $61,257           $57,290           6.9
Occupancy                                          78.6%             80.8%         (2.7)
Average Daily Rate                              $ 60.16           $ 54.84           9.7
Revenue Per Available Room                      $ 47.27           $ 44.32           6.7
Percentage Lease Payments                       $27,755           $25,309           9.7

Newly Developed Hotels:
-----------------------
Room Revenues                                   $ 5,651           $   320
Occupancy                                          65.4%             41.7%
Average Daily Rate                              $ 81.42           $ 82.57
Revenue Per Available Room                      $ 53.22           $ 34.44
Percentage Lease Payments                       $ 2,649           $   195

Current Hotels:
---------------
Room Revenues                                   $66,908           $57,610          16.1
Occupancy                                          77.6%             80.5%         (3.6)
Average Daily Rate                              $ 61.51           $ 54.94          11.9
Revenue Per Available Room                      $ 47.72           $ 44.25           7.8
Percentage Lease Payments                       $30,404           $25,504          19.2


THE INITIAL HOTELS

  In June 1994 in connection with the IPO, the Initial Hotels were acquired by the Company and leased to the Lessee. A breakdown of room revenue and other related information for the periods indicated is presented in Table II below:

TABLE II


                                           Year Ended December 31,                             % Change
                                 ------------------------------------------        --------------------------------
                                 1994(a)              1993             1992        1994 vs 1993        1993 vs 1992
                                 -------              ----             ----        ------------        ------------
Room Revenues                    $18,558            $17,125           $15,380           8.4                 11.3
Occupancy                           84.3%              83.6%             80.0%          0.8                  4.5
Average Daily Rate               $ 48.40            $ 45.04           $ 42.00           7.5                  7.2
Revenue Per Available Room       $ 40.81            $ 37.64           $ 33.62           8.4                 12.0

(a) pro forma


  Property operating expenses for the Initial Hotels of $6,879 in 1994 represented 36.4% of total revenue in 1994, as compared with 37.2% in 1993. Other comparisons are not meaningful due to the change in ownership.

  The following table sets forth certain combined historical information for the Initial Hotels, as a percentage of combined Initial Hotels revenues, for the periods indicated.

TABLE III


                                           5 Months Ended June 2, 1994        Year Ended December 31,
                                           ---------------------------        -----------------------

                                                                            1993                    1992
                                                                            ----                    ----

Room revenues                                       98.2%                   98.0%                   97.9%
Other revenues, net                                  1.8                     2.0                     2.1
                                                   -----                   -----                   -----
    Total revenue                                  100.0                   100.0                   100.0
Property operating expenses                         36.7                    37.2                    37.8
Other expenses                                      55.9                    54.9                    61.2
                                                   -----                   -----                   -----
Net income before minority interest                  7.4%                    7.9%                    1.0%
                                                   =====                   =====                   =====


  The decline in property operating expenses, as a percentage of revenues, results from certain expenses, such as payroll expenses, being fixed in nature. Other operating expenses, such as utilities, housekeeping and franchise costs, are variable depending on occupancy levels. Certain other expenses, such as interest expense, real estate taxes and insurance, and depreciation and amortization are fixed, and decrease as a percentage of revenues as revenues increase.

LIQUIDITY AND CAPITAL RESOURCES

  The Company finances its operations from operating cash flow, which is principally derived from Percentage Leases. For the year ended December 31, 1996, cash flow provided by operating activities was $18,729 and funds from operations, which is equal to net income before minority interest and non-recurring costs plus depreciation, was $20,581. Under Federal income tax law provisions applicable to REITs, the Company is required to distribute at least 95% of its taxable income to maintain its tax status as a REIT. In 1996, the Company declared distributions of $14,423 to its shareholders. Because the Company's cash flow from operating activities is expected to exceed its taxable income due to depreciation and amortization expenses, the Company expects to be able to meet its distribution requirements out of cash flow from operating activities.

  The Company's net cash used in investing activities for the year ended December 31, 1996 totaled $74,614, primarily relating to the purchase and renovation of the 1996 Acquired Hotels. Further, the Company anticipates spending an additional $5,700 in connection with the refurbishment of its hotels. These expenditures are in addition to reserves of 5% of room revenues for its limited service hotels and 7% of room revenues and food and beverage revenues from its full service hotels which the Company is required to set aside under its Percentage Leases for periodic capital improvements and the refurbishment and replacement of furniture, fixtures and equipment at its Current Hotels. In the year ended December 31, 1996, the Company set aside $3,024 for such reserves. These reserves are expected to be funded from operating cash flow, and possibly also from borrowings under the Company's line of credit, which sources are expected to be adequate to fund such capital requirements. These reserves are in addition to amounts spent on normal repairs and maintenance which have approximated 5.4% and 4.8% of room revenues in 1996 and 1995, respectively, and are paid by the Lessee.

  The Company's net cash provided by financing activities in the year ended December 31, 1996 totaled $53,623, including $59,091 of net proceeds from a follow-on offering in June 1996 and an increase of $8,800 in the line of credit borrowings, offset by: (i) the payment of distributions to shareholders of $13,062; (ii) the payment of distributions to minority interest of $643 and
(iii) the payment of $563 in fees connected with the Amended Line discussed below.

  On October 29, 1996, the Company amended and restated its line of credit with a group of four banks led by Wachovia Bank of North Carolina, N.A., which increased its total line of credit to $125,000, and extended the term to November 1, 1998 (the "Amended Line"). The Company has collateralized the Amended Line, which will provide borrowing availability
(the "Line Availability"), with 28 of its Current Hotels. The Line Availability, which amounted to $89,716 as of December 31, 1996, is calculated quarterly, and increases if cash flow attributable to the collateral hotels increases and/or the Company adds additional hotels as collateral. The terms of the Amended Line permit borrowings for distributions, capital expenditures and working capital of up to 17% of the Line Availability, and new hotel development of up to 50% of the Line Availability. The Amended Line bears interest generally at LIBOR plus 1.75%. The Company's Articles of Incorporation limit its total amount of indebtedness to 45% of the purchase prices paid by the Company for its investments in hotel properties, as defined. As of December 31, 1996, the Company had additional borrowing capacity under the debt limitation of approximately $99,000, assuming it invests all borrowings in additional hotels.

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

  Under an arrangement with Promus, as amended, the Company has a purchase agreement to acquire a Homewood Suites hotel being developed by Promus in Richmond, Virginia, has an option to purchase a limited number of additional Promus-developed Homewood Suites hotels (which are as yet unidentified) that Promus is obligated to offer the Company in the future, and will require its Lessee to retain Promus to manage the hotels acquired from it. In addition to offering the Company the right to acquire a limited number of hotels, Promus has agreed to invest up to $15,000 in the Company's Common Stock (at the then-current market price per share), at the rate of $15 per room, as the Company acquires hotels from Promus. The Company has agreed to use its best efforts to spend up to $100,000 toward the acquisition or development of Promus-brand hotels, including the Homewood Suites hotel in Richmond, any hotels acquired in the future from Promus under the arrangement, and the three development hotels described below. In September 1996, pursuant to the terms of this arrangement and in connection with the Company's purchase of the Homewood Suites in Clear Lake, Texas, Promus exercised a portion of its option and invested approximately $1,500 for approximately 136,000 newly issued shares of Common Stock.

  The Company expects to acquire the 123-suite Homewood Suites - Richmond, Virginia upon its completion, which Promus estimates will occur during the third quarter of 1997, for a purchase price approximating Promus' development cost, estimated to be $8,600. Conditions to the Company's obligation to purchase include its approval of the building specifications and Promus' completion of construction within certain cost limitations and by a specified delivery date.

  The Company has commenced development of a 137-suite Homewood Suites hotel near the Crabtree Valley Mall in Raleigh, North Carolina and a 112-suite Homewood Suites hotel in Alpharetta, Georgia. Total development costs are expected to approximate $13,000 and $10,000 respectively for these projects with completion scheduled for late 1997. In addition, the Company plans to develop a 96-suite Homewood Suites hotel on a 3.9 acre site owned in Durham, North Carolina, and a 112-suite Homewood Suites hotel on a 2.8 acre site in Lake Mary (north of Orlando), Florida. Total development costs are expected to approximate $9,000 and $10,000, respectively, for these projects, which are tentatively expected to open during the first quarter of 1998. However, there is no assurance that such development will be undertaken, or if commenced, that it will be completed on schedule or on budget (see "Forward Looking Statements").

SEASONALITY

  The hotels' operations historically have been seasonal in nature, reflecting higher REVPAR during the second and third quarters. This seasonality and the structure of the Percentage Leases, which provide for a higher percentage of room revenues above the minimum equal quarterly levels to be paid as Percentage Rent, can be expected to cause fluctuations in the Company's quarterly lease revenue under the Percentage Leases.

FORWARD LOOKING STATEMENTS

   This report contains certain "forward looking" statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, including, but not limited to, those paragraphs cross-referenced to this section. These statements represent the Company's judgment and are subject to risks and uncertainties that could cause actual operating results to differ materially from those expressed or implied in the forward looking statements. Important factors that could cause actual results to differ include, but are not limited to the following: (i) risks associated with the Company's acquisition of hotels with little or no operating history, including the risk that such hotels will not achieve the level of revenue assumed by the Company in calculating the respective Percentage Rent formulas; (ii) development risks, including risk of construction delay, cost overruns, receipt of zoning, occupancy and other required governmental permits and authorizations and the incurrence of development costs in connection with projects that are not pursued to completion; and (iii) factors identified in the Company's filings with the Securities and Exchange Commission including the factors listed in the Company's Registration Statement on Form S-3 filed with the Securities and Exchange Commission on April 25, 1996 and amended on May 31, 1996.


ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The financial statements required by this Item 8 are filed with this report on Form 10-K immediately following the signature page and are listed in Item 14 of this report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

  Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  Information on the Company's directors is incorporated by reference from pages 4 through 6, "Proposal 1 - Election of Directors", in the Company's Proxy Statement to be filed with respect to the Annual Meeting of Shareholders to be held May 13, 1997. Information on the Company's executive officers is included under the caption "Executive Officers" on pages 8 and 9 of this report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

  This information is incorporated by reference from pages 7 through 12, "Executive Compensation", in the Company's Proxy Statement to be filed with respect to the Annual Meeting of Shareholders to be held May 13, 1997.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  This information is incorporated by reference from pages 2 and 3, "Share Ownership of Management and Certain Beneficial Owners", in the Company's Proxy Statement to be filed with respect to the Annual Meeting of Shareholders to be held May 13, 1997.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         This information is incorporated by reference from pages 13 and 14, "Certain Relationships and Related Transactions", in the Company's Proxy Statement to be filed with respect to the Annual Meeting of Shareholders to be held May 13, 1997.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

   (a) FINANCIAL STATEMENTS AND SCHEDULES. The financial statements and schedules listed below are included in this report.


Financial Statements and Schedules                                                   Form 10-K Page
----------------------------------                                                   --------------

Winston Hotels, Inc.:

Report of Independent Accountants                                                         35
Consolidated Balance Sheets as of December 31, 1996 and 1995                              36
Consolidated Statements of Income for the years ended December 31, 1996 and 1995
   and the period June 2, 1994 through December 31, 1994                                  37
Consolidated Statements of Shareholders' Equity for the years ended December 31,
   1996 and 1995 and the period June 2, 1994 through December 31, 1994                    38
Consolidated Statements of Cash Flows for the years ended December 31,
   1996 and 1995 and the period June 2, 1994 through December 31, 1994                    39
Notes to Consolidated Financial Statements                                                40
Schedule III - Real Estate and Accumulated Depreciation as of December 31, 1996           46
Notes to Schedule III                                                                     47

Winston Hospitality, Inc.:

Report of Independent Accountants                                                         48
Balance Sheets as of December 31, 1996 and 1995                                           49
Statements of Income for the years ended December 31, 1996 and 1995
  and the period June 2, 1994 through December 31, 1994                                   50
Statements of Shareholders' Equity for the years ended December 31, 1996 and 1995
  and the period June 2, 1994 through December 31, 1994                                   51
Statements of Cash Flows for the years ended December 31, 1996 and 1995
   and the period June 2, 1994 through December 31, 1994                                  52
Notes to Financial Statements                                                             53

Initial Hotels:

Report of Independent Accountants                                                         55
Combined Statement of Income and Capital Deficiency for the five months
   ended June 2, 1994                                                                     56
Combined Statement for Cash Flows for the five months ended June 2, 1994                  57
Notes to Combined Financial Statements                                                    58

   (b) REPORTS ON FORM 8-K. The Company did not file a current report on Form 8-K during the fourth quarter of 1996.

   (c) EXHIBITS. The exhibits required by Item 601 of Regulation S-K are listed below. Management contracts or compensatory plans are filed as Exhibits 10.3, 10.20, 10.21 and 10.39.

Exhibit     Description
-------     -----------

3.1 Amended and Restated Articles of Incorporation (filed as an exhibit to the Company's Registration Statement on Form S-11 as filed with the Securities and Exchange Commission (Registration No. 33-76602) effective May 25, 1994 and incorporated herein by reference) and Articles of Amendment to the Amended and Restated Articles of Incorporation (filed as an exhibit to the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1995 as filed with the Securities and Exchange Commission in August, 1995 and incorporated herein by reference)

3.2(1)      Amended and Restated By-Laws

4.1(1)      Specimen certificate for Common Stock, $0.01 par value per share

4.2         Amended and Restated Articles of Incorporation (see Exhibit 3.1)

4.3         Amended and Restated Bylaws (see Exhibit 3.2)

10.1(1) First Amended and Restated Agreement of Limited Partnership of WINN Limited Partnership

10.2(2)     Form of Percentage Leases

10.3(1)     Winston Hotels, Inc. Directors' Stock Incentive Plan

10.4(2) Management Agreement between Winston Hospitality, Inc. and Interstate Management & Investment Corp. for the Hampton Inn Raleigh, North Carolina

10.5(2) Management Agreement between Winston Hospitality, Inc. and Interstate Management & Investment Corp. for the Hampton Inn Hilton Head, South Carolina

10.6(2) Management Agreement between Winston Hospitality, Inc. and Interstate Management & Investment Corp. for the Hampton Inn Chester (Richmond), Virginia

10.7(2) Management Agreement between Winston Hospitality, Inc. and Interstate Management & Investment Corp. for the Comfort Inn Fayetteville, North Carolina

10.8(2) Management Agreement between Winston Hospitality, Inc. and Interstate Management & Investment Corp. for the Comfort Inn-Durham/Chapel Hill, North Carolina

10.9(2) Management Agreement between Winston Hospitality, Inc. and Interstate Management & Investment Corp. for the Comfort Inn-Charleston, South Carolina

10.10(2) Management Agreement between Winston Hospitality, Inc. and Interstate Management & Investment Corp. for the Comfort Inn Chester (Richmond), Virginia

10.11(2) Management Agreement between Winston Hospitality, Inc. and Interstate Management & Investment Corp. for the Comfort Inn Augusta, Georgia

Exhibit     Description
-------     -----------

10.12(2) Management Agreement between Winston Hospitality, Inc. and Interstate Management & Investment Corp. for the Quality Suites Charleston, South Carolina

10.13(2) Ceiling Rate Agreement between Winston Hotels, Inc. and Salomon Brothers Holding Co.

10.14(2)    Limitation of Future Hotel Ownership and Development Agreement

10.15(3) Percentage Lease among Winston Hospitality, Inc., Winston Hotels, Inc. and WINN Limited Partnership for the Hampton Inn-Raleigh, North Carolina

10.16(3) Percentage Lease among Winston Hospitality, Inc., Winston Hotels, Inc. and WINN Limited Partnership for the Comfort Inn-Charleston, South Carolina

10.17(3) Percentage Lease among Winston Hospitality, Inc., Winston Hotels, Inc. and WINN Limited Partnership for the Comfort Inn-Clearwater/St. Petersburg, Florida

10.18(3) Percentage Lease among Winston Hospitality, Inc., Winston Hotels, Inc. and WINN Limited Partnership for the Comfort Inn-Augusta, Georgia

10.19(3) Percentage Lease among Winston Hospitality, Inc., Winston Hotels, Inc. and WINN Limited Partnership for the Quality Suites-Charleston, South Carolina

10.20(3) Employment Agreement, dated September 29, 1995, by and between Kenneth Crockett and Winston Advisors, Inc.

10.21(3) Assignment Agreement dated as of January 1, 1996 by and between Winston Advisors, Inc. and Winston Hotels, Inc. (assigning the Crockett Employment Agreement)

10.22(4) Memorandum of Understanding, dated March 15, 1996, among Winston Hotels, Inc., Winston Hospitality, Inc. and Promus Hotels, Inc.

10.23(4) Stock Purchase Agreement, dated April 24, 1996, between Promus Hotels, Inc. and Winston Hotels, Inc.

10.24(4)    Agreement of Purchase and Sale, dated April 24, 1996, between
            WINN Limited Partnership and Promus Hotels, Inc. relating to three hotel properties being developed by Promus Hotels, Inc.

10.25(4) Agreement of Purchase and Sale, dated April 24, 1996, relating to a hotel property located in Clear Lake, Texas.

10.26(4) Option to Purchase Additional Hotels, dated April 24, 1996, between WINN Limited Partnership and Promus Hotels, Inc.

10.27(4) Agreement of Purchase and Sale, dated February 1, 1996, among WINN Limited Partnership, Dallas Lodging Associates, Inc., A.B. Lodging Associates, Inc., London Lodging Associates and Duncanville Lodging Associates I, Ltd.

Exhibit     Description
-------     -----------

10.28(4) Management Agreement, dated April 25, 1996, between Winston Hospitality, Inc. and Impac Hotel Group, Inc.

10.29(4) Agreement of Purchase and Sale, dated April 24, 1996, between WINN Limited Partnership and Cary Suites, Inc.

10.30(4) Agreement of Purchase and Sale, dated April 24, 1996, between WINN Limited Partnership and RWW, Inc.

10.31(4) Agreement of Purchase and Sale, dated April 24, 1996, between WINN Limited Partnership and WJS Associates.

10.32(4) Agreement of Purchase and Sale, dated April 24, 1996, between WINN Limited Partnership and Hotel II, Incorporated.

10.33(4) Sales Contract, dated March 31, 1996, among WINN Limited Partnership, Louis Bowie and Title Company of North Carolina.

10.34(4) Sales Contract, dated February 9, 1996, among WINN Limited Partnership, Russell Parman, Ruby Parman and Title Company of North Carolina.

10.35(5) Amendment No. 1 to Stock Purchase Agreement, dated as of August 7, 1996, by and between Promus Hotels, Inc. and Winston Hotels, Inc. amending the Stock Purchase Agreement, dated April 24, 1996, by and between Promus Hotels, Inc. and Winston Hotels, Inc.

10.36(5) Amendment to Agreement of Purchase and Sale, dated as of August 7, 1996, by and between WINN Limited Partnership and Promus Hotels, Inc., amending the Agreement of Purchase and Sale, dated April 24, 1996, by and between WINN Limited Partnership and Promus Hotels, Inc. relating to three hotel properties being developed by Promus Hotels, Inc.

10.37(5) Amendments to Agreement of Purchase and Sale, dated May 21, 1996 and August 7, 1996, by and between WINN Limited Partnership and Promus Hotels, Inc. amending the Agreement of Purchase and Sale, dated April 24, 1996, by and between WINN Limited Partnership and Promus Hotels, Inc., relating to a hotel property being developed in Clear Lake, Texas.

10.38(5) First Amendment to Option to Purchase Additional Hotels, dated as of August 7, 1996, by and between Promus Hotels, Inc. and WINN Limited Partnership, amending the Option to Purchase Additional Hotels, dated April 24, 1996, by and between WINN Limited Partnership and Promus Hotels, Inc.

10.39(5) Winston Hotels, Inc. Stock Incentive Plan, as amended and restated on May 28, 1996.

Exhibit     Description
-------     -----------

10.40 Credit Agreement, dated as of October 29, 1996, among Winston Hotels, Inc., WINN Limited Partnership, the banks listed therein, Wachovia Bank of North Carolina, N.A., as Collateral Agent and Wachovia Bank of Georgia, N.A., as Administrative Agent (the "Credit Agreement").

10.41 Promissory Note, dated October 29, 1996, from Winston Hotels, Inc. and WINN Limited Partnership to Branch Banking and Trust Company for the principal sum of $35,000,000 pursuant to the Credit Agreement.

10.42 Promissory Note, dated October 29, 1996, from Winston Hotels, Inc. and WINN Limited Partnership to Nationsbank, N.A. for the principal sum of $20,000,000 pursuant to the Credit Agreement.

10.43 Promissory Note, dated October 29, 1996, from Winston Hotels, Inc. and WINN Limited Partnership to Southtrust Bank of Alabama, N.A. for the principal sum of $20,000,000 pursuant to the Credit Agreement.

10.44 Promissory Note, dated October 29, 1996, from Winston Hotels, Inc. and WINN Limited Partnership to Wachovia Bank of North Carolina, N.A. for the principal sum of $50,000,000 pursuant to the Credit Agreement.

10.45 Form of Deed of Trust, Assignment of Rents, Security Agreement and Financing Statement used to secure certain obligations under the Credit Agreement (not including certain variations existing in the different states where the properties are located).

23          Consent of Independent Accountants

24          Powers of Attorney

27          Financial Data Schedule (for SEC use only)



(1) Exhibits to the Company's Registration Statement on Form S-11 as filed with the Securities and Exchange Commission (Registration No. 33-76602) effective May 25, 1994 and incorporated herein by reference.

(2) Exhibits to the Company's Registration Statement on Form S-11 as filed with the Securities and Exchange Commission (Registration No. 33-91230) effective May 11, 1995 and incorporated herein by reference.

(3) Exhibits to the Company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 15, 1996 and incorporated herein by reference.

(4) Exhibits to the Company's Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on May 14, 1996 and incorporated herein by reference.

(5) Exhibits to the Company's Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on August 14, 1996 and incorporated herein by reference.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      WINSTON HOTELS, INC.

                                      By: /s/ Robert W. Winston, III
                                          -------------------------------------
                                          Robert W. Winston, III
                                          Chief Executive Officer and President

                                      Date: March 27, 1997

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                         Title                                     Date
---------                         -----                                     ----




* Charles M. Winston              Chairman of the Board of Directors        March 27, 1997
----------------------------
Charles M. Winston


/s/ Robert W. Winston, III        Chief Executive Officer,                  March 27, 1997
----------------------------      President and Director
Robert W. Winston, III            (Principal Executive Officer)


/s/ Philip R. Alfano              Senior Vice President, Chief Financial    March 27, 1997
----------------------------      Officer and Secretary (Principal
Philip R. Alfano                  Financial and Accounting Officer)


*   Edwin B. Borden               Director                                  March 27, 1997
----------------------------
Edwin B. Borden

*   Thomas F. Darden, II          Director                                  March 27, 1997
----------------------------
Thomas F. Darden, II

*   Richard L. Daugherty          Director                                  March 27, 1997
----------------------------
Richard L. Daugherty

*   Paul Fulton                   Director                                  March 27, 1997
----------------------------
Paul Fulton

*   James H. Winston              Director                                  March 27, 1997
----------------------------
James H. Winston


*By /s/ Robert W. Winston, III
    ---------------------------------------------
    Robert W. Winston, III, Attorney-in-Fact

*By /s/ Philip R. Alfano
    ---------------------------------------------
    Philip R. Alfano, Attorney-in-Fact


INDEX TO FINANCIAL STATEMENTS


                                                                                       PAGE(S)
                                                                                       -------
Winston Hotels, Inc.:
  Report of Independent Accountants                                                      35
  Consolidated Balance Sheets as of December 31, 1996 and 1995                           36
  Consolidated Statements of Income for the years ended December 31, 1996 and 1995
     and the period June 2, 1994 through December 31, 1994                               37
  Consolidated Statements of Shareholders' Equity for the years ended December 31,
     1996 and 1995 and the period June 2, 1994 through December 31, 1994                 38
  Consolidated Statements of Cash Flows for the years ended December 31,
     1996 and 1995 and the period June 2, 1994 through December 31, 1994                 39
  Notes to Consolidated Financial Statements                                             40
  Schedule III - Real Estate and Accumulated Depreciation as of December 31, 1996        46
  Notes to Schedule III                                                                  47


Winston Hospitality, Inc.:
  Report of Independent Accountants                                                      48
  Balance Sheets as of December 31, 1996 and 1995                                        49
  Statements of Income for the years ended December 31, 1996 and 1995
    and the period June 2, 1994 through December 31, 1994                                50
  Statements of Shareholders' Equity for the years ended December 31, 1996 and 1995
    and the period June 2, 1994 through December 31, 1994                                51
  Statements of Cash Flows for the years ended December 31, 1996 and 1995
     and the period June 2, 1994 through December 31, 1994                               52
  Notes to Financial Statements                                                          53

Initial Hotels:
  Report of Independent Accountants                                                      55
  Combined Statement of Income and Capital Deficiency for the five months
    ended June 2, 1994                                                                   56
  Combined Statement of Cash Flows for the five months ended June 2, 1994                57
  Notes to Combined Financial Statements                                                 58

                        REPORT OF INDEPENDENT ACCOUNTANTS

The Board of Directors and Shareholders
Winston Hotels, Inc.

     We have audited the accompanying consolidated balance sheets of Winston Hotels, Inc. as of December 31, 1996 and 1995, and the related consolidated statements of income, shareholders' equity and cash flows for the years ended December 31, 1996 and 1995 and the period June 2, 1994 through December 31, 1994. Our audits also included the financial statement schedule of Winston Hotels, Inc. as listed on the index and included in this Form 10-K. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Winston Hotels, Inc. as of December 31, 1996 and 1995, and the consolidated results of their operations and their cash flows for the years ended December 31, 1996 and 1995 and the period June 2, 1994 through December 31, 1994, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.


                                             COOPERS & LYBRAND L.L.P.

Raleigh, North Carolina
January 10, 1997

                              WINSTON HOTELS, INC.
                           CONSOLIDATED BALANCE SHEETS
                        AS OF DECEMBER 31, 1996 AND 1995
                   ($ IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                                 1996               1995
                                                                            ---------          ---------
                                   ASSETS

Investment in hotel properties:
     Land                                                                   $  20,639          $  12,869
     Buildings and improvements                                               166,664            103,264
     Furniture and equipment                                                   15,749              5,753
                                                                            ---------          ---------
     Operating properties                                                     203,052            121,886
     Less accumulated depreciation                                             11,508              5,033
                                                                            ---------          ---------
                                                                              191,544            116,853
     Properties under development                                               5,138              1,091
                                                                            ---------          ---------
Net investment in hotel properties                                            196,682            117,944
Cash and cash equivalents                                                         234              2,496
Lease revenue receivable                                                        4,611              2,547
Deferred expenses, net                                                          1,362                760
Prepaid expenses and other assets                                                 613                222
                                                                            ---------          ---------

                                                                            $ 203,502          $ 123,969
                                                                            =========          =========



                      LIABILITIES AND SHAREHOLDERS' EQUITY


Due to banks                                                                $  42,800          $  34,000
Accounts payable and accrued expenses                                           1,799              1,574
Distributions payable                                                           4,352              2,785
Amounts due to Lessee                                                           1,391              1,187
Minority interest in Partnership                                               11,347              3,551

Commitments (Note 8)

Shareholders' equity:
     Preferred stock, $.01 par value, 10,000,000 shares authorized, no shares issued and outstanding
     Common stock, $.01 par value, 50,000,000 shares authorized,
       15,799,580 and 9,880,114 shares issued and outstanding                     158                 99
     Additional paid-in capital                                               145,216             82,988
     Unearned directors' compensation                                            (181)              (256)
     Deficit                                                                   (3,380)            (1,959)
                                                                            ---------          ---------
                             Total shareholders' equity                       141,813             80,872
                                                                            ---------          ---------

                                                                            $ 203,502          $ 123,969
                                                                            =========          =========




     The accompanying notes are an integral part of the financial statements

                              WINSTON HOTELS, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995
              AND THE PERIOD JUNE 2, 1994 THROUGH DECEMBER 31, 1994
                   ($ IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                           1996               1995               1994
                                                      -----------         ----------         ----------

Revenue:
     Percentage lease revenue                         $    26,611         $   17,148         $    5,116
     Interest and other income                                 97                442                 92
                                                      -----------         ----------         ----------
          Total revenue                                    26,708             17,590              5,208
                                                      -----------         ----------         ----------

Expenses:
     Real estate taxes and property and
       casualty insurance                                   1,647              1,054                362
     General and administrative                             1,985              1,208                339
     Interest expense                                       2,665              2,555                218
     Depreciation                                           6,476              3,854              1,176
     Amortization                                             147                117                 49
                                                      -----------         ----------         ----------
          Total expenses                                   12,920              8,788              2,144
                                                      -----------         ----------         ----------
          Income before allocation to minority
            interest                                       13,788              8,802              3,064
Income allocation to minority interest                        786                417                187
                                                      -----------         ----------         ----------
          Net income applicable to common
            shareholders                              $    13,002         $    8,385         $    2,877
                                                      ===========         ==========         ==========
Net income per common share                           $      1.00         $     0.96         $     0.43
                                                      ===========         ==========         ==========

Weighted average number of common
  shares and common share equivalents                  13,747,387          9,210,883          7,073,158
                                                      ===========         ==========         ==========






    The accompanying notes are an integral part of the financial statements.

                              WINSTON HOTELS, INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995
              AND THE PERIOD JUNE 2, 1994 THROUGH DECEMBER 31, 1994
                   ($ IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                   Common Stock          Additional     Unearned                   Total
                                              ----------------------      Paid-in      Directors'  Accumulated  Shareholders'
                                               Shares        Dollars      Capital    Compensation   Deficit       Equity
                                               ------        -------      -------    ------------   -------       ------
Issuance of shares                            6,775,114     $     68     $ 59,169    $   (375)                   $ 58,862
Minority interest at closing of initial
  public offering                                                          (3,364)                                 (3,364)
Deficit assumed from acquisition of
  Winston Affiliates' interests                                                                   $ (1,462)        (1,462)
Distributions ($0.48 per share)                                                                     (3,252)        (3,252)
Unearned compensation amortization                                                         44                          44
Net income                                                                                           2,877          2,877
                                             ----------     --------     --------    --------     --------       --------
Balances at December 31, 1994                 6,775,114           68       55,805        (331)      (1,837)        53,705

Issuance of shares                            3,105,000           31       27,183                                  27,214
Distributions ($0.93 per share)                                                                     (8,507)        (8,507)
Unearned compensation amortization                                                         75                          75
Net income                                                                                           8,385          8,385
                                             ----------     --------     --------    --------     --------       --------
Balances at December 31, 1995                 9,880,114           99       82,988        (256)      (1,959)        80,872

Issuance of shares                            5,919,466           59       60,532                                  60,591
Adjustment to minority interest                                             1,696                                   1,696
Distributions ($1.005 per share)                                                                   (14,423)       (14,423)
Unearned compensation amortization                                                         75                          75
Net income                                                                                          13,002         13,002
                                             ----------     --------     --------    --------     --------       --------
Balances at December 31, 1996                15,799,580     $    158     $145,216    $   (181)    $ (3,380)      $141,813
                                             ==========     ========     ========    ========     ========       ========





    The accompanying notes are an integral part of the financial statements.

                              WINSTON HOTELS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995
              AND THE PERIOD JUNE 2, 1994 THROUGH DECEMBER 31, 1994
                                ($ IN THOUSANDS)

                                                                1996           1995           1994
                                                              --------       --------       --------
Cash flows from operating activities:
  Net income                                                  $ 13,002       $  8,385       $  2,877
  Adjustments to reconcile net income to net cash provided
    by operating activities:
      Minority Interest                                            786            417            187
      Depreciation                                               6,476          3,854          1,176
      Amortization                                                 321            196             30
      Unearned compensation amortization                            75             75             44
  Changes in assets and liabilities:
      Lease revenue receivable                                  (2,064)        (1,159)        (1,388)
      Prepaid expenses and other assets                           (168)           (88)          (134)
      Current liabilities                                          301            948            625
                                                              --------       --------       --------
          Net cash provided by operating activities             18,729         12,628          3,417
                                                              --------       --------       --------

Cash flows from investing activities:
  Franchise fees paid                                             (565)          (216)          (290)
  Deferred acquisition costs                                       (18)           (77)           (98)
  Investment in hotel properties                               (74,031)       (35,766)       (85,585)
                                                              --------       --------       --------
          Net cash used in investing activities                (74,614)       (36,059)       (85,973)
                                                              --------       --------       --------

Cash flows from financing activities:
  Purchase of interest rate cap agreements                                       (261)
  Fees paid to increase and extend the line of credit             (563)          (130)           (87)
  Net proceeds from issuance of stock                           59,091         27,443         57,103
  Payment of distributions to common shareholders              (13,062)        (7,261)        (1,829)
  Payment of distributions to minority interest                   (643)          (378)          (117)
  Increase in line of credit borrowing                           8,800          5,400         28,600
                                                              --------       --------       --------
          Net cash provided by financing activities             53,623         24,813         83,670
                                                              --------       --------       --------

Net increase (decrease) in cash and cash equivalents            (2,262)         1,382          1,114

Cash and cash equivalents at beginning of period                 2,496          1,114
                                                              --------       --------       --------
Cash and cash equivalents at end of period                    $    234       $  2,496       $  1,114
                                                              ========       ========       ========

Supplemental disclosure:
    Cash paid for interest                                    $  2,158       $  2,517       $     43
                                                              ========       ========       ========

Summary of non-cash investing and financing activities:
  Distributions declared but not paid                         $  4,352       $  2,785       $  1,514
  Investment in hotel properties payable                         1,315          1,187              7
  Adjustment to minority interest                               (1,696)                        3,364
  Issuance of units in exchange for hotel properties             9,555                        (1,462)
  Issuance of shares in exchange for hotel properties            1,500                         1,724
                                                              ========       ========       ========


    The accompanying notes are an integral part of the financial statements.

                              WINSTON HOTELS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ($ IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

1.   ORGANIZATION:

     Winston Hotels, Inc. ("WHI") operates so as to qualify as a real estate investment trust ("REIT") for federal income tax purposes. During 1994, the Company completed an initial public offering ("IPO") of $0.01 par value common stock ("Common Stock"), utilizing the majority of proceeds to acquire one hotel and a general partnership interest (as the sole general partner) in WINN Limited Partnership (the "Partnership"). The Partnership used a substantial portion of the proceeds to acquire nine hotel properties (collectively the ten hotels are the "Initial Hotels"). The Initial Hotels were acquired from affiliates of WHI (the "Winston Affiliates"). WHI and the Partnership (collectively the "Company") began operations as a REIT on June 2, 1994.

     During 1995 and 1996, WHI completed follow-on offerings and invested the net proceeds from these offerings in the Partnership. The Partnership utilized the proceeds to acquire 21 additional hotel properties (see Note 3). As of December 31, 1996, WHI's ownership in the Partnership was 92.28% (see Note 6). As of December 31, 1996, the Company owned 31 hotel properties (the "Current Hotels"), primarily in the Southeast region of the United States. The Current Hotels are leased, pursuant to separate percentage operating lease agreements (the "Percentage Leases"), to Winston Hospitality, Inc. (the "Lessee"), which is owned by certain officers and shareholders of the Company.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     Principles of Consolidation. The consolidated financial statements include the accounts of WHI and the Partnership. All significant intercompany balances and transactions have been eliminated.

     Investment in Hotel Properties. Hotel properties are recorded at cost, reduced by approximately $7,743 to reflect the historical carrying value for the Winston Affiliates' interest in the Initial Hotels, and are depreciated using the straight-line method over estimated useful lives of the assets of 5 and 30 years for furniture and equipment, and buildings and improvements, respectively. Upon disposition, both the assets and accumulated depreciation accounts are relieved and the related gain or loss is credited or charged to the income statement. Repairs and maintenance of hotel properties are paid by the Lessee.

     The Company evaluates long-lived assets for potential impairment by analyzing the operating results, trends and prospects for the Company and considering any other events and circumstances which might indicate potential impairment.

     Cash and Cash Equivalents. All highly liquid investments with a maturity of three months or less when purchased are considered to be cash equivalents.

     Deferred Expenses. Included in deferred expenses are franchise fees, loan costs, and amounts paid for interest rate caps, all of which are recorded at cost. Amortization of franchise fees is computed using the straight-line method over ten years. Amortization of loan costs and interest rate caps, computed using the straight-line method over the period of the related revolving credit and interest rate cap agreements, are included in interest expense.

     Minority Interest in Partnership. Certain hotel properties have been acquired, in part, by the Partnership, through the issuance of limited partnership units of the Partnership. The equity interest in the Partnership created by these transactions represents the Company's minority interest liability. The Company's minority interest is: i) increased or decreased by its pro-rata share of the net income or net loss, respectively, of the Partnership; and ii) adjusted to equal the net equity of the Partnership multiplied by the limited partners' ownership percentage immediately after each issuance of units of the Partnership through an adjustment to additional paid-in capital.

     Net Income Per Common Share. Net income per common share is computed by dividing income before allocation to minority interest by the weighted average number of common shares and common share equivalents outstanding for the period. Common share equivalents include redeemable limited partnership units (see Note
6) and the dilutive effect of the stock options.

     Distributions. The ability to pay regular quarterly distributions is dependent upon receipt of distributions from the Partnership and the results of operations of WHI's hotel property.

     Income Taxes. The Company qualifies as a REIT under Section 856 to 860 of the Internal Revenue Code and therefore no provision for federal income taxes has been reflected in the financial statements.

     Earnings and profits, which determine the taxability of distributions to shareholders, differ from net income reported for financial reporting purposes due to the differences for federal tax purposes in the estimated useful lives used to compute depreciation and the carrying value (basis) of the investment in hotel properties. Additionally, certain costs associated with the IPO are treated differently for federal tax purposes than for financial reporting purposes. At December 31, 1996, the net tax basis of the Company's assets and liabilities was approximately $11,400 less than the amounts reported in the accompanying consolidated financial statements.

     For federal income tax purposes, 1996 distributions amounted to $1.005 per share, one percent of which is considered a return of capital.

     Fair Value of Financial Instruments. Cash and cash equivalents are equal to their fair value due to the nature of the financial instruments. The value of interest rate cap agreements fluctuate with interest rates. As of December 31, 1996 and 1995, interest rates related to the contract period were below the contract rates, and therefore these contracts were estimated to have nominal current fair value as of that date. Due to banks consists of a line of credit which reprices periodically to allow for the fair value to equal the carrying value. The Company's remaining assets and liabilities are not considered financial instruments.

     Concentration of Credit Risk. The Company places cash deposits at federally insured depository institutions. At December 31, 1996, bank account balances exceeded federal depository insurance limits by approximately $119.

     Reclassifications. Certain reclassifications have been made to the 1994 and 1995 financial statements to conform with the 1996 presentation. These reclassifications have no effect on net income or shareholders' equity previously reported.

     Estimates. The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the balance sheet dates and the reported amounts of revenues and expenses during the periods reported. Actual results could differ from those estimates.

3. HOTEL PROPERTIES:

   The Company's acquisition of hotel properties for the years 1996, 1995 and 1994 may be summarized as follows:




                                            Number of        Number of
           Year           Purchase Cost  Hotel Properties  Rooms/Suites
           ----           -------------  ----------------  ------------

           1994             $ 36,342             6              776
           1995               33,107             5              680
           1996*              73,200            10            1,322
                            --------            --            -----

           Total            $142,649            21            2,778
                            ========            ==            =====


* Includes $38,313 paid to Winston Affiliates for the acquisition of four hotels with 534 rooms/suites.

   The Partnership issued 722,024 limited partnership units in connection with the acquisition of three hotels acquired in 1996 from Winston Affiliates. These affiliates have agreed to reduce the purchase prices for the hotels by returning up to $9,555 of units, in the event the Company's aggregate yield, as defined, from these hotels in the first 12 months of ownership is less than 13%. At December 31, 1996, management of the Company estimates that these hotels will meet the minimum yield and none of the units will be required to be returned.

   All acquisitions were accounted for by the purchase method of accounting and results of operations for these hotels are included in the Consolidated Statements of Income for the period in which they were owned by the Company. The following unaudited pro forma financial information assumes the Current Hotels were acquired as of the later of January 1, 1995 or their date of opening:

                                                                Pro forma for the
                                                              year ended December 31,
                                                         ----------------------------------
                                                             1996                   1995
                                                         -----------            -----------

Percentage lease and other revenue                       $    30,501            $    25,948
                                                         -----------            -----------
Expenses:
  Real estate taxes and property and casualty
    insurance                                                  1,809                  1,603
  General and administrative                                   2,021                  1,354
  Depreciation                                                 7,800                  5,761
  Amortization                                                   159                     98
  Interest expense                                             2,276                  2,254
                                                         -----------            -----------
      Total expense                                           14,065                 11,070
                                                         -----------            -----------
      Income before allocation to minority interest           16,436                 14,878
Income allocation to minority interest                         1,219                    919
                                                         -----------            -----------
      Net income applicable to common shareholders       $    15,217            $    13,959
                                                         ===========            ===========
Net income per common share                              $      0.97            $      0.89
                                                         ===========            ===========

Weighted average number of common shares and
  common share equivalents                                16,974,234             16,740,946
                                                         ===========            ===========

4.   DEFERRED EXPENSES:

     At December 31, 1996 and 1995 deferred expenses consist of:

                                                         1996       1995
                                                         ----       ----

Franchise fees                                         $  848       $506
Line of credit fees                                       779        216
Interest rate caps                                        149        261
Acquisition costs                                          21          3
                                                       ------       ----
                                                        1,797        986
Less accumulated amortization                             435        226
                                                       ------       ----

Deferred expenses, net                                 $1,362       $760
                                                       ======       ====


     During 1995, the Company entered into interest rate cap agreements to eliminate the exposures to increases in 90-day LIBOR over 7.25%, and therefore from exposures in interest rate increases under the collateralized line of credit over 8.50%, on $30,000, for the period May 30, 1995 through May 30, 1997.

5.   DUE TO BANKS:

     In October 1996, the Company amended and restated its line of credit with a group of four banks led by Wachovia Bank of North Carolina, N.A., and extended the term to November 1, 1998 (the "Amended Line"). The Company has collateralized the Amended Line with 28 of its Current Hotels, which provide borrowing availability (the "Line Availability") up to a maximum of $125,000. The Line Availability is calculated quarterly, and increases if cash flow attributable to the collateralized hotels increases and/or the Company adds additional hotels as collateral. The terms of the Amended Line limit borrowings for distributions, capital expenditures and working capital up to 17% of the Line Availability, and new hotel development of up to 50% of the Line Availability. Interest on borrowings is generally at LIBOR plus 1.75% and is payable quarterly in arrears. As of December 31, 1996 and 1995 the weighted average interest rate on the outstanding balance under the line of credit was 7.20% and 7.00%, respectively. A commitment fee of .0625% is also paid quarterly on the unused portion of the line of credit.

     The Amended Line restricts the use of proceeds to certain geographic areas with respect to future hotel acquisitions. It also requires maintenance of certain financial ratios including liquidity and net worth. The unused portion of the Line Availability was $46,916 at December 31, 1996.

     The Company's Articles of Incorporation limit its total amount of indebtedness to 45% of the purchase prices paid by the Company for its investments in hotel properties, as defined. As of December 31, 1996, the Company had additional borrowing capacity of approximately $99,000, assuming it invests all borrowings in additional hotels.

6.   CAPITAL STOCK:

     The Board of Directors is authorized to provide for the issuance of shares of Preferred Stock in one or more series, to establish the number of shares in each series and to fix the designation, powers, preferences and rights of each such series and the qualifications, limitations or restrictions thereof.

     Pursuant to the Partnership Agreement, the holders of limited partnership units have certain redemption rights (the "Redemption Rights") which enable them to cause the Partnership to redeem their units in the Partnership in exchange for shares of Common Stock on a one-for-one basis or, in certain circumstances, for cash. The number of shares issuable upon exercise of the Redemption Rights will be adjusted upon the occurrence of stock splits, mergers, consolidations or similar pro-rata share transactions, which otherwise would have the effect of diluting the ownership interests of the limited partners or the shareholders of WHI.

   WHI has issued 7,500 shares to each of its five initial independent directors which shares vest at a rate of 1,500 shares per year beginning on June 2, 1994. The unvested shares are subject to forfeiture if the director does not remain a director of WHI. Each director is entitled to vote and receive distributions paid on such shares prior to vesting.

7. STOCK OPTION PLAN:

   The Company has adopted the Winston Hotels Stock Incentive Plan (the "Plan") under which the Company may grant options to its employees for up to 5% of the amount of authorized and issued shares of Common Stock, excluding shares issued pursuant to the Plan. The Plan permits the grant of incentive or nonqualified stock options, stock appreciation rights, stock awards or performance shares to participants. Under the Plan, the exercise price of each option equals the market price of the Company's Common Stock on the date of grant and an option's maximum term is ten years. Options are granted upon approval of the Board of Directors and vest either after one year or 25% per year over four years.

   On January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" ("SFAS 123"). As permitted by SFAS 123, no compensation cost has been recognized for options granted under the Plan. Had the fair value method been used to determine compensation cost, the impact on the Company's net income and net income per share would not have been material.

   A summary of the status of the Plan as of December 31, 1996, 1995 and 1994, and changes during the years ending on those dates, is presented below:

                                                1996                               1995                             1994
                                       --------------------------        ---------------------------       -----------------------
                                                      Weighted                            Weighted                     Weighted
                                                      Average                             Average                      Average
                                       Shares      Exercise Price        Shares       Exercise Price       Shares   Exercise Price
                                       ------      --------------        ------       --------------       ------   --------------
Outstanding at beginning of year       376,000         $10.80            176,000           $10.16
Granted                                 25,000          12.88            200,000            11.36          176,000        $10.16
                                       -------         ------            -------           ------          -------        ------

Outstanding at end of year             401,000         $10.93            376,000           $10.80          176,000        $10.16
                                       =======         ======            =======           ======          =======        ======

Options exercisable at year-end        226,000                           176,000
                                       =======                           =======


   The following table summarizes information about the Plan at December 31, 1996:

                                                    Options                 Options
                         Exercise                 Outstanding             Exercisable                   Average Remaining
                           Prices                 at 12/31/96             at 12/31/96               Contractual Life (years)
                           ------                 -----------             -----------               ------------------------
                           $ 9.13                    25,000                   25,000                          8.0
                           $10.00                   101,000                  101,000                          7.4
                           $11.00                    50,000                   50,000                          7.4
                           $11.31                    50,000                   50,000                          8.8
                           $11.38                   150,000                                                   9.0
                           $12.88                    25,000                                                   9.8







8. COMMITMENTS:

   The Company has future lease commitments from the Lessee through 2006. Minimum future rental payments under these noncancelable operating leases are as follows:

                                                              Amount
                                                              ------
                  Year ended December 31:
                           1997                              $ 13,826
                           1998                                13,826
                           1999                                13,826
                           2000                                13,826
                           2001                                13,826
                           2002 and thereafter                 47,960
                                                             --------
                                                             $117,090
                                                             ========

   Under the terms of the Percentage Leases, the Lessee is obligated to pay the Company the greater of base rents or percentage rents. The Company earned minimum rents of $11,154, $7,853 and $2,583 for the years ended December 31, 1996, 1995 and the period from June 2, 1994 through December 31, 1994, respectively, and percentage rents of $15,457, $9,295 and $2,533 for the years ended December 31, 1996, 1995 and the period from June 2, 1994 through December 31, 1994, respectively. The percentage rents are based on percentages of gross room revenue and certain food and beverage revenues. The Lessee operates the hotel properties pursuant to franchise agreements, which require the payment of fees based on a percentage of hotel revenue. These fees are paid by the Lessee.

   Pursuant to the Percentage Leases, the Company reserves 5% of room revenues from the limited-service hotels, and 7% of gross room, food and beverage revenues from the full-service hotel to fund periodic improvements to the buildings and grounds, and the periodic replacement and refurbishment of furniture, fixtures and equipment.

  The Company has a contract to acquire a Homewood Suites hotel upon the completion of its development, which is expected to occur during the third quarter of 1997, for a purchase price approximating the development cost, which is estimated to be $8,600. Conditions to the Company's purchase obligation include its approval of the building specifications and completion of construction within certain cost limitations and by a specified delivery date. The developer has committed to acquire approximately $1,845 in newly issued Common Stock in connection with the acquisition.

                              WINSTON HOTELS, INC.
             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                             AS OF DECEMBER 31, 1996
                                ($ IN THOUSANDS)

                                           ---------------------------------------------------------------------------------

                                                                      Cost Capitalized               Gross Amounts
                                                                        Subsequent to                  Carried
                                                Initial Cost             Acquisition               at Close of Period
                                           ---------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------
                                                    Buildings and              Buildings and        Buildings and
Description               Encumbrances       Land   Improvements     Land      Improvements   Land   Improvements    Total
----------------------------------------------------------------------------------------------------------------------------
Hampton Inn
  Boone, NC                    *          $   264     $  2,750                    $   5    $   264  $  2,755       $  3,019
Hampton Inn
  Brunswick, GA                *              716        3,887                       56        716     3,943          4,659
Hampton Inn
  Cary, NC                     *              613        4,596                        2        613     4,598          5,211
Hampton Inn
  Charlotte, NC                *              833        3,609                                 833     3,609          4,442
Hampton Inn
  Chester, VA                  *              461        2,238                        7        461     2,245          2,706
Hampton Inn
  Duncanville, TX              *              480        2,689                      202        480     2,891          3,371
Hampton Inn
  Durham, NC                   *              634        4,582                       47        634     4,629          5,263
Hampton Inn & Suites
  Gwinnett, GA                 *              557        6,959                                 557     6,959          7,516
Hampton inn
  Hilton Head, SC              *              310        3,969                      266        310     4,235          4,545
Hampton Inn
  Jacksonville, NC             *              473        4,140                       13        473     4,153          4,626
Hampton Inn
  Perimeter , GA               *              914        6,293                                 914     6,293          7,207
Hampton Inn
  Raleigh, NC                  *              697        5,955                      621        697     6,576          7,273
Hampton Inn
  Southern Pines, NC           *              614        4,280                       17        614     4,297          4,911
Hampton Inn
  Southlake, GA                *              680        4,065                       27        680     4,092          4,772
Hampton Inn
  Wilmington, NC               *              460        3,208                       36        460     3,244          3,704
Comfort Inn
  Augusta, GA                  *              404        3,541                        7        404     3,548          3,952
Comfort Inn
  Charleston, SC               *              438        5,853                      354        438     6,207          6,645
Comfort Inn
  Chester, VA                  *              661        6,447                       10        661     6,457          7,118

                                   ------------------------------------------------------------------------
                                                                                             Life Upon
                                                                                               Which
                                    Accumulated      Net Book Value                       Depreciation in
-----------------------------      Depreciation     Land, Buildings                       Latest Income
                                  Buildings and          and            Date of            Statement is
Description                       Improvements       Improvements     Acquisition            Computed
-----------------------------------------------------------------------------------------------------------
Hampton Inn
  Boone, NC                             $  237         $  2,782          6/2/94                 30
Hampton Inn
  Brunswick, GA                            338            4,321          6/2/94                 30
Hampton Inn
  Cary, NC                                 396            4,815          6/2/94                 30
Hampton Inn
  Charlotte, NC                            311            4,131          6/2/94                 30
Hampton Inn
  Chester, VA                              155            2,551         11/29/94                30
Hampton Inn
  Duncanville, TX                           62            3,309          5/7/96                 30
Hampton Inn
  Durham, NC                               396            4,867          6/2/94                 30
Hampton Inn & Suites
  Gwinnett, GA                              97            7,419         7/18/96                 30
Hampton inn
  Hilton Head, SC                          287            4,258         11/29/94                30
Hampton Inn
  Jacksonville, NC                         357            4,269          6/2/94                 30
Hampton Inn
  Perimeter , GA                            87            7,120         7/19/96                 30
Hampton Inn
  Raleigh, NC                              335            6,938         5/18/95                 30
Hampton Inn
  Southern Pines, NC                       370            4,541          6/2/94                 30
Hampton Inn
  Southlake, GA                            351            4,421          6/2/94                 30
Hampton Inn
  Wilmington, NC                           278            3,426          6/2/94                 30
Comfort Inn
  Augusta, GA                              187            3,765         5/18/95                 30
Comfort Inn
  Charleston, SC                           317            6,328         5/18/95                 30
Comfort Inn
  Chester, VA                              448            6,670         11/29/94                30


(continued)

                                           ---------------------------------------------------------------------------------
                                                                      Cost Capitalized               Gross Amounts
                                                                        Subsequent to                   Carried
                                                Initial Cost             Acquisition               at Close of Period
                                           ---------------------------------------------------------------------------------
----------------------------------------------------------------------------------------------------------------------------
                                                    Buildings and              Buildings and        Buildings and
Description               Encumbrances       Land   Improvements     Land      Improvements   Land   Improvements    Total
----------------------------------------------------------------------------------------------------------------------------

Comfort Inn
  Clearwater, FL                              532        3,436                      396        532     3,832          4,364
Comfort Inn
  Durham, NC                   *              947        6,208                        9        947     6,217          7,164
Comfort Inn
  Fayetteville, NC             *            1,223        8,047                      363      1,223     8,410          9,633
Comfort Inn
  Greenville, SC                              871        3,551                       22        871     3,573          4,444
Comfort Suites
  London, KY                                  345        2,170                                 345     2,170          2,515
Comfort Inn
   Raleigh, NC                 *              459        4,075                       19        459     4,094          4,553
Comfort Inn
  Wilmington, NC               *              532        5,889                      226        532     6,115          6,647
Holiday Inn Express
  Abingdon, VA                 *              918        2,263                       36        918     2,299          3,217
Holiday Inn Select
  Dallas, TX                   *            1,060       13,615                      124      1,060    13,739         14,799
Homewood Suites
  Cary, NC                     *            1,010       12,367                               1,010    12,367         13,377
Homewood Suites
  Clear Lake, TX               *              879        5,978                                 879     5,978          6,857
Quality Suites
  Charleston, SC               *              912       11,224                        8        912    11,232         12,144
Courtyard by Marriott
  Wilmington, NC               *              742        5,907                                 742     5,907          6,649
                                          -------  -----------                   ------    -------  --------       --------
                                          $20,639  $   163,791                   $2,873    $20,639  $166,664       $187,303
                                          =======  ===========                   ======    =======  ========       ========

                                   ------------------------------------------------------------------------
                                                                                             Life Upon
                                                                                               Which
                                    Accumulated      Net Book Value                       Depreciation in
-----------------------------      Depreciation     Land, Buildings                       Latest Income
                                  Buildings and          and            Date of            Statement is
Description                       Improvements       Improvements     Acquisition            Computed
-----------------------------------------------------------------------------------------------------------
Comfort Inn
  Clearwater, FL                           187            4,177         5/18/95                 30
Comfort Inn
  Durham, NC                               431            6,733         11/29/94                30
Comfort Inn
  Fayetteville, NC                         577            9,056         11/29/94                30
Comfort Inn
  Greenville, SC                            78            4,366          5/6/96                 30
Comfort Suites
  London, KY                                49            2,466          5/7/96                 30
Comfort Inn
   Raleigh, NC                             329            4,224         8/16/94                 30
Comfort Inn
  Wilmington, NC                           522            6,125          6/2/94                 30
Holiday Inn Express
  Abingdon, VA                              38            3,179          5/7/96                 30
Holiday Inn Select
  Dallas, TX                               303           14,496          5/7/96                 30
Homewood Suites
  Cary, NC                                 206           13,171          7/9/96                 30
Homewood Suites
  Clear Lake, TX                            66            6,791         9/13/96                 30
Quality Suites
  Charleston, SC                           592           11,552         5/18/95                 30
Courtyard by Marriott
  Wilmington, NC                                          6,649         12/19/96                30
                                        ------         --------
                                        $8,387         $178,916
                                        ======         ========

* These properties serve as collateral for the $125,000 line of credit which, as of December 31, 1996, had an outstanding balance of $42,800.

                              WINSTON HOTELS, INC.
                              NOTES TO SCHEDULE III

                                                   1996          1995
                                                 --------      --------
(a)  Reconciliation of Real Estate:
     Balance at beginning of period              $116,133      $ 82,046
         Acquisitions during period                69,568        32,992
         Additions during period                    1,602         1,095
                                                 --------      --------
     Balance at end of period                    $187,303      $116,133
                                                 ========      ========
(b)  Reconciliation of Accumulated Depreciation:
     Balance at beginning of period              $  3,937      $    930
     Depreciation for period                        4,450         3,007
                                                 --------      --------
     Balance at end of period                    $  8,387      $  3,937
                                                 ========      ========

(c) The aggregate cost of land, buildings and furniture and equipment for federal income tax purposes is approximately $203,000.

(d) Refer to Notes 1 and 3 to the financial statements of Winston Hotels, Inc. for transactions with affiliates and the basis of the carrying value as reflected in the financial statements.

                        REPORT OF INDEPENDENT ACCOUNTANTS

The Shareholders
Winston Hospitality, Inc.

     We have audited the accompanying balance sheets of Winston Hospitality, Inc. as of December 31, 1996 and 1995 and the related statements of income, shareholders' equity and cash flows for the years ended December 31, 1996 and 1995 and the period June 2, 1994 through December 31, 1994. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Winston Hospitality, Inc. as of December 31, 1996 and 1995 and the results of its operations and its cash flows for the years ended December 31, 1996 and 1995 and the period June 2, 1994 through December 31, 1994, in conformity with generally accepted accounting principles.




                                               COOPERS & LYBRAND L.L.P.


Raleigh, North Carolina
March 5, 1997

                            WINSTON HOSPITALITY, INC.
                                 BALANCE SHEETS
                        AS OF DECEMBER 31, 1996 AND 1995
                   ($ IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                              1996           1995
                                                             ------         ------
                             ASSETS

Current assets:
  Cash and cash equivalents                                  $5,463         $2,249
  Accounts receivable:
    Trade                                                     1,166            836
    Lessor                                                    1,391          1,187
    Affiliates                                                   95             79
    Shareholders                                                 71
  Prepaid expenses and other assets                             220            117
                                                             ------         ------
          Total current assets                                8,406          4,468
                                                             ------         ------

Furniture, fixtures and equipment:
  Furniture and equipment                                       323            186
  Leasehold improvements                                        113            106
                                                             ------         ------
                                                                436            292
  Less accumulated depreciation and amortization                178             95
                                                             ------         ------
          Net furniture, fixtures and equipment                 258            197
                                                             ------         ------

                                                             $8,664         $4,665
                                                             ======         ======

               LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable - trade                                   $1,259         $  593
  Percentage lease payable to Lessor                          4,611          2,547
  Accounts payable - affiliates                                 146
  Accrued salaries and wages                                    874            607
  Accrued sales and occupancy taxes                             462            219
  Other current liabilities                                     618            214
                                                             ------         ------
          Total current liabilities                           7,970          4,180
                                                             ------         ------

Commitments (Note 3)

Shareholders' equity:
  Common stock, $.01 par value, 100 shares authorized,
    issued and outstanding                                        1              1
  Additional paid-in capital                                     49             49
  Retained earnings                                             644            435
                                                             ------         ------
          Total shareholders' equity                            694            485
                                                             ------         ------

                                                             $8,664         $4,665
                                                             ======         ======


    The accompanying notes are an integral part of the financial statements.

                            WINSTON HOSPITALITY, INC.
                              STATEMENTS OF INCOME
          FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995 AND THE PERIOD
                     JUNE 2, 1994 THROUGH DECEMBER 31, 1994
                                ($ IN THOUSANDS)

                                           1996            1995            1994
                                         -------         -------         -------
Revenue:
  Room revenue                           $58,956         $39,677         $12,474
  Food and beverage revenue                1,685             138              49
  Other revenue, net                       1,191             877             167
  Interest income                             93              85              13
                                         -------         -------         -------
          Total revenue                   61,925          40,777          12,703
                                         -------         -------         -------

Expenses:
  Property and operating expenses         21,550          14,124           4,755
  Property maintenance and repairs         3,181           1,909             607
  Food and beverage expense                1,281             189              23
  General and administrative               2,050           1,526             782
  Franchise costs                          5,361           3,565           1,107
  Management fees                          1,126             784              23
  Percentage lease payments               26,611          17,148           5,116
                                         -------         -------         -------
          Total expenses                  61,160          39,245          12,413
                                         -------         -------         -------

          Net income                     $   765         $ 1,532         $   290
                                         =======         =======         =======





    The accompanying notes are an integral part of the financial statements.

                            WINSTON HOSPITALITY, INC.
                       STATEMENTS OF SHAREHOLDERS' EQUITY
          FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995 AND THE PERIOD
                     JUNE 2, 1994 THROUGH DECEMBER 31, 1994
                                ($ IN THOUSANDS)

                                         Common Stock              Additional                       Total
                                   -----------------------          Paid-in           Retained   Shareholders'
                                   Shares          Dollars          Capital           Earnings      Equity
                                   ------          -------          -------           --------      ------

Issuance of shares                    100             $ 1             $ 49                         $    50
Net income                                                                              $  290         290
Distributions                                                                             (275)       (275)
                                      ---             ---             ----              ------     -------
Balances at December 31, 1994         100               1               49                  15          65

Net income                                                                               1,532       1,532
Distributions                                                                           (1,112)     (1,112)
                                      ---             ---             ----              ------     -------
Balances at December 31, 1995         100               1               49                 435         485

Net income                                                                                 765         765
Distributions                                                                             (556)       (556)
                                      ---             ---             ----              ------     -------

Balances at December 31, 1996         100             $ 1             $ 49              $  644     $   694
                                      ===             ===             ====              ======     =======




    The accompanying notes are an integral part of the financial statements.

                            WINSTON HOSPITALITY, INC.
                             STATEMENT OF CASH FLOWS
            FOR YEARS ENDED DECEMBER 31, 1996 AND 1995 AND THE PERIOD
                     JUNE 2, 1994 THROUGH DECEMBER 31, 1994
                                ($ IN THOUSANDS)

                                                                   1996          1995          1994
                                                                 -------       -------       -------
Cash flows from operating activities:
  Net income                                                     $   765       $ 1,532       $   290
  Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization                                   83            63            32
      Changes in assets and liabilities:
        Accounts receivable - trade                                 (330)         (310)         (526)
        Prepaid expenses and other assets                           (103)          (65)          (52)
        Accounts payable - trade                                     666           132           461
        Percentage lease payable to Lessor                         2,064         1,159         1,388
        Accrued expenses and other liabilities                       914            30         1,010
                                                                 -------       -------       -------
          Net cash provided by operating activities                4,059         2,541         2,603
                                                                 -------       -------       -------

Cash flows from investing activities:
  Purchases of furniture, fixtures and equipment                    (144)          (67)         (225)
  Advances to lessor, affiliates and shareholders                   (145)       (1,233)          (33)
                                                                 -------       -------       -------
          Net cash used in investing activities                     (289)       (1,300)         (258)
                                                                 -------       -------       -------

Cash flows from financing activities:
  Issuance of common stock                                                                        50
  Distributions to shareholders                                     (556)       (1,112)         (275)
                                                                 -------       -------       -------
          Net cash used in financing activities                     (556)       (1,112)         (225)
                                                                 -------       -------       -------

Net increase in cash and cash equivalents                          3,214           129         2,120
Cash and cash equivalents at beginning of the period               2,249         2,120
                                                                 -------       -------       -------

Cash and cash equivalents at end of period                       $ 5,463       $ 2,249       $ 2,120
                                                                 =======       =======       =======




    The accompanying notes are an integral part of the financial statements.

                            WINSTON HOSPITALITY, INC.
                          NOTE TO FINANCIAL STATEMENTS
                                ($ IN THOUSANDS)

1.   ORGANIZATION:

     Winston Hospitality, Inc. (the "Lessee") was formed to lease and operate hotels owned by WINN Limited Partnership (the "Partnership") and Winston Hotels, Inc. ("WHI") (collectively, the "Company"). Approximately 92.28% of the Partnership is owned by WHI. The two shareholders of the Lessee (Robert W. Winston, III and John B. Harris, Jr.) are also shareholders of WHI and/or partners in the Partnership. The Company owned sixteen hotels as of December 31, 1994, twenty-one hotels as of December 31, 1995, and thirty-one hotels as of December 31, 1996 (collectively, all thirty-one hotels are the "Current Hotels").

     Each hotel is separately leased by the Company to the Lessee under a Percentage Lease Agreement. These leases require minimum base rental payments to be made to the Company on a monthly basis and additional quarterly payments to be made based on a percentage of gross room revenue.

     Thirty of the 31 hotels are limited-service hotels and one is a full-service hotel. All 31 hotels are operated under franchise agreements with Promus Hotels, Inc., Choice Hotels International, Inc., Holiday Inns Franchising, Inc. and Marriott International, Inc. The cost of obtaining the franchise licenses is paid by the Company and the on-going franchise fees are paid by the Lessee.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     Revenue Recognition. Revenue is recognized as earned. Ongoing credit evaluations are performed and an allowance for potential credit losses is provided against the portion of accounts receivable which is estimated to be uncollectible.

     Cash Equivalents. All highly liquid investments with a maturity date of three months or less when purchased are considered to be cash equivalents. The Lessee places cash deposits with federally insured depository institutions. At December 31, 1996, bank account balances exceeded federal depository insurance limits by approximately $4,667.

     Fair Value of Financial Instruments. The Lessee's financial instruments consist of cash and cash equivalents whose carrying value approximates fair value because of their short maturity. The Lessee's remaining assets and liabilities are not considered financial instruments.

     Furniture, Fixtures and Equipment. Furniture and equipment are recorded at cost and are depreciated using the straight-line method over estimated useful lives of the assets of five and seven years. Leasehold improvements are being amortized using the straight-line method over the terms of the related leases. Upon disposition, both the asset and accumulated depreciation accounts are relieved and the related gain or loss is credited or charged to the income statement.

     Repairs and maintenance of hotel properties owned by the Company are paid by the Lessee and are charged to expense as incurred.

     Income Taxes. The Lessee has made an election under Subchapter S of the Internal Revenue Code of 1986, as amended. Any taxable income or loss is recognized by the shareholders and, therefore, no provision for income taxes has been provided in the accompanying financial statements.

   Reclassifications. Certain reclassifications have been made to the 1995 and 1994 financial statements to conform with the 1996 presentation. These reclassifications have no effect on net income or shareholders' equity as previously reported.

3. COMMITMENTS:

   Under the terms of the Percentage Lease Agreements, the Lessee has future lease commitments to the Company through 2006. Minimum future rental payments under these non-cancelable operating leases are as follows:

                                                                     Amount
                  Year ended December 31:
                           1997                                     $ 13,826
                           1998                                       13,826
                           1999                                       13,826
                           2000                                       13,826
                           2001                                       13,826
                           2002 and thereafter                        47,960
                                                                    --------
                                                                    $117,090
                                                                    ========

   The Lessee incurred minimum rents of $11,154, $7,853 and $2,583 as well as percentage rents of $15,457, $9,295 and $2,533 for the years ended December 31, 1996 and 1995 and the period June 2, 1994 through December 31, 1994, respectively.

   The Lessee has entered into separate contracts with unrelated parties for the management of ten of the hotels. The terms of these agreements provide for management fees to be paid based on predetermined formulas for a period of ten years through 2006. The contracts are cancelable under certain circumstances as outlined in the agreements.

   Various legal proceedings against the Lessee have arisen from time to time in the normal course of business. Management believes liabilities arising from these proceedings, if any, will have no material adverse effect on the financial positions or results of operations the Lessee .


4. DISTRIBUTIONS:

   Beginning with the year ended December 31, 1996, the shareholders have agreed to limit distributions by the Lessee to amounts necessary to pay their income taxes on the net income derived from the Lessee until such time as the tangible net worth of the Lessee reaches $4,000. Thereafter, they have agreed to invest at least 75% of their after-tax distributions of net income from the Lessee in Common Stock of the Company. The obligations to use distributions from the Lessee to purchase Common Stock cease (i) if the Company no longer qualifies as a REIT or, (ii) with respect to either shareholder, if they cease to be an officer or director of the Company or an officer or director of the Lessee.

5. PROFIT SHARING PLAN:

   On January 1, 1996, the Lessee adopted the Winston 401(k) Plan (the "Plan") for substantially all employees, except any highly compensated employee, as defined in the Plan, who have attained the age of 21 and completed one year of service. Under the plan, employees may contribute from 1% to 15% of compensation, subject to an annual maximum as determined under the Internal Revenue Code. The Lessee will make matching contributions of a specified percentage of the employee's contribution, currently 3% of the first 6% of the employee's contribution, and may make additional discretionary contributions.

                        REPORT OF INDEPENDENT ACCOUNTANTS

Board of Directors and Shareholders
Winston Hotels, Inc.

     We have audited the accompanying combined statement of income and capital deficiency, and cash flows of the Initial Hotels (described in Note 1) for the five months ended June 2, 1994. These combined financial statements are the responsibility of the Companys' management. Our responsibility is to express an opinion on these financial statements based on our audit.

     We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the combined results of the Initial Hotels' operations and their cash flows for the five months ended June 2, 1994, in conformity with generally accepted accounting principles.


                                               COOPERS & LYBRAND L.L.P.

Raleigh, North Carolina
September 21, 1994

                                 INITIAL HOTELS
               COMBINED STATEMENT OF INCOME AND CAPITAL DEFICIENCY
                     FOR THE FIVE MONTHS ENDED JUNE 2, 1994
                                ($ IN THOUSANDS)

Revenue:
  Room revenue                                                     $ 7,415
  Other revenue, net                                                   135
                                                                   -------
          Total revenue                                              7,550
                                                                   -------
Expenses:
  Property operating expenses                                        2,983
  Franchise costs                                                      646
  Repairs and maintenance                                              465
  Real estate and personal property taxes and insurance                328
  Management fees                                                      381
  Interest expense                                                   1,215
  Depreciation and amortization                                        973
                                                                   -------
          Total expenses                                             6,991
                                                                   -------
Income before minority interest                                        559
Minority interest                                                      357
                                                                   -------
          Net income                                                   202
Less distributions to shareholders                                     (23)
Capital deficiency at December 31, 1993                               (306)
                                                                   -------
Capital deficiency at June 2, 1994                                 $  (127)
                                                                   =======






    The accompanying notes are an integral part of the financial statements.

                                 INITIAL HOTELS
                        COMBINED STATEMENT OF CASH FLOWS
                     FOR THE FIVE MONTHS ENDED JUNE 2, 1994
                                ($ IN THOUSANDS)

Cash flows from operating activities:
  Net income                                                                $  202
  Adjustments to reconcile net income to net cash provided by operating activities:
      Minority interest                                                        357
      Depreciation and amortization                                            973
      Changes in assets and liabilities:
        Accounts receivable                                                   (153)
        Prepaid expenses and other assets                                       12
        Accounts payable, trade, accrued expenses and other liabilities        145
        Amounts due to affiliates                                              219
                                                                            ------
          Net cash provided by operating activities                          1,755
                                                                            ------
Cash flows used in investing activities:
  Additions to hotel properties                                               (313)
                                                                            ------
Cash flows from financing activities:
  Principal payments on long-term debt                                        (535)
  Advances from affiliates                                                      74
  Payments on advances from affiliates                                        (141)
  Distributions to shareholders                                                (23)
  Payments on capital lease obligations                                        (74)
                                                                            ------
          Net cash used in financing activities                               (699)
                                                                            ------
Net change in cash and cash equivalents                                        743
Cash and cash equivalents at beginning of period                               454
                                                                            ------
Cash and cash equivalents at end of period                                  $1,197
                                                                            ======

Supplemental disclosures -- cash paid for interest                          $1,215
                                                                            ======




    The accompanying notes are an integral part of the financial statements.

                                 INITIAL HOTELS
                     NOTES TO COMBINED FINANCIAL STATEMENTS
                                ($ IN THOUSANDS)

1.   ORGANIZATION AND BASIS OF PRESENTATION:

     The accompanying financial statements are a combination of the statements of operations, capital deficiency and cash flows of nine "sub-chapter S" corporations ("Corporations") presented on a historical basis through June 2, 1994, as discussed below. Collectively, the nine corporations owned 10 hotels, eight of which are located in North Carolina and two in Georgia. Nine of the hotels are operated under franchise agreements with one franchisor.

     The Corporations combined in these financial statements and their respective ownership prior to the transactions discussed below are as follows:

                                                             Ownership Interest
                                                            -------------------
                                                              Winston     Third
Corporation                                                 Affiliates    Party
-----------                                                 ----------    -----
WJS Associates - W/D, Inc.
  (name subsequently changes to Winston Hotels, Inc.)              33%      67%
WJS Associates-Boone, Inc.                                         40%      60%
WJS Associates-Brunswick, Inc.                                     25%      75%
WJS Associates-Cary, Inc.                                          25%      75%
WJS Associates-Southern Pines, Inc.                                25%      75%
WJS Associates-Jacksonville, Inc.                                  25%      75%
WJS Associates-Southlake, Inc.                                     25%      75%
WJS Associates-Charlotte 29, Inc.                                  25%      75%
Hotel I, Inc.                                                     100%      ---


     All significant intercompany balances and transactions have been eliminated. Ownership interest represented by third parties have been reflected as minority interest in order to reflect the net income (loss) and capital deficiency of the Winston Affiliates.

     During 1994, the Winston Affiliates organized a real estate investment trust ("REIT") whereby one of the existing Corporations, WJS Associates-W/D, Inc., became the REIT ("Winston Hotels, Inc."). The REIT conducted an initial public offering ("Offering") of its common stock, a portion of the proceeds of which were used to acquire one hotel property from WJS Associates-Cary, Inc. (via a merger) and a 93.4% general partnership interest in a limited partnership ("Partnership"). The Partnership acquired the remaining nine hotels from the remaining eight Corporations listed above. The REIT and the Partnership issued shares of stock in the REIT, units of Partnership interest in the Partnership and cash in exchange for the equity interest of the Winston Affiliates in the hotels. In order to present comparable results of operations and changes in cash flows of the hotel properties, the accompanying financial statements represent the historical results of operations and cash flows of the Initial Hotels through June 2, 1994 immediately prior to their acquisition by the REIT as of that date. Accordingly, the following non-recurring transactions have not been recognized in the accompanying combined financial statements:

     (1)  gain or loss on sale of assets to the REIT, and
     (2) compensation of $800 to an officer of eight of the Corporations in the form of $400 in cash, units in the Partnership redeemable for approximately 24,000 shares of common stock of the REIT and approximately 16,000 shares of common stock of the REIT.

     As stated above, WJS Associates-W/D, Inc. became the REIT and WJS Associates-Cary, Inc. was merged into WJS Associates-W/D, Inc. effective June 2, 1994. The remaining Corporations, having sold their only operating asset, plan to liquidate their remaining assets, satisfy their liabilities, make final distributions to their shareholders and terminate their existence.


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     Investment in Hotel Properties. The hotel properties are started at cost. Depreciation is computed using an accelerated method based upon the following estimated useful lives:

                                                                      Years
                                                                      -----
                  Buildings                                            31.5
                  Furniture and equipment                              5-10
                  Signs                                                15

     Maintenance and repairs. Maintenance and repairs are charged to operations as incurred; major renewals and betterments are capitalized. Upon the sale or disposition of a fixed asset, the asset and related accumulated depreciation are removed from the accounts, and the gain or loss is included in operations.

     Deferred Expenses. Deferred expenses primarily consist of franchise fees and deferred loan costs. Amortization is computed using the straight-line method based upon the terms of the franchise and loan agreements.

     Income Taxes. The Corporations have elected to be taxed as S Corporations and, accordingly, are not subject to federal or state income taxes.

     Revenue Recognition. Revenue is recognized as earned. On-going credit evaluations are performed and an allowance for potential credit losses is provided against the portion of accounts receivable which is estimated to be uncollectible.

3.   COMMITMENTS:

     Franchise costs represent the annual expense for franchise royalties, reservation and advertising services under the terms of hotel franchise agreements expiring at various dates through 2001. Fees are computed based upon percentages (generally 8%) of gross room revenues.

4.   RELATED PARTY TRANSACTIONS:

     Management services for the Corporations have been provided by related management entities owned by certain shareholders of the Corporations.

                                INDEX TO EXHIBITS

Exhibit     Description
-------     -----------


10.40 Credit Agreement, dated as of October 29, 1996, among Winston Hotels, Inc., WINN Limited Partnership, the banks listed therein, Wachovia Bank of North Carolina, N.A., as Collateral Agent and Wachovia Bank of Georgia, N.A., as Administrative Agent (the "Credit Agreement").

10.41 Promissory Note, dated October 29, 1996, from Winston Hotels, Inc. and WINN Limited Partnership to Branch Banking and Trust Company for the principal sum of $35,000,000 pursuant to the Credit Agreement.

10.42 Promissory Note, dated October 29, 1996, from Winston Hotels, Inc. and WINN Limited Partnership to Nationsbank, N.A. for the principal sum of $20,000,000 pursuant to the Credit Agreement.

10.43 Promissory Note, dated October 29, 1996, from Winston Hotels, Inc. and WINN Limited Partnership to Southtrust Bank of Alabama, N.A. for the principal sum of $20,000,000 pursuant to the Credit Agreement.

10.44 Promissory Note, dated October 29, 1996, from Winston Hotels, Inc. and WINN Limited Partnership to Wachovia Bank of North Carolina, N.A. for the principal sum of $50,000,000 pursuant to the Credit Agreement.

10.45 Form of Deed of Trust, Assignment of Rents, Security Agreement and Financing Statement used to secure certain obligations under the Credit Agreement (not including certain variations existing in the different states where the properties are located).

23          Consent of Independent Accountants

24          Powers of Attorney

27          Financial Data Schedule (for SEC use only)