Form 10-Q
period 1997-03-31
WINSTON HOTELS INC
filed 1997-05-13
CIK 920605

================================================================================


                       SECURITIES AND EXCHANGE COMMISSION


                              WASHINGTON, DC 20549



                                    FORM 10-Q



             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934



For the quarterly period ended March 31, 1997    Commission file number  0-23732




                              WINSTON HOTELS, INC.
             (Exact name of registrant as specified in its charter)


    NORTH CAROLINA                                       56-1872141
(State of incorporation)                    (I.R.S. Employer Identification No.)


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

                            Yes      X        No
                                 ---------        --------


The number of shares of Common Stock, $.01 par value, outstanding on May 6, 1997 was 15,819,580.


================================================================================

                              WINSTON HOTELS, INC.

                                      INDEX

                                                                                           Page
                                                                                           ----

PART I.   FINANCIAL INFORMATION

Item 1.   WINSTON HOTELS, INC. (unaudited)

                   Consolidated Balance Sheets - March 31, 1997 and
                   December 31, 1996                                                        3

                   Consolidated Statements of Income - For the three months ended
                   March 31, 1997 and 1996                                                  4

                   Consolidated Statements of Cash Flows - For the three months ended
                   March 31, 1997 and 1996                                                  5

                   Notes to consolidated financial statements                               6

          WINSTON HOSPITALITY, INC. (unaudited)

                   Balance Sheets - March 31, 1997 and December 31, 1996                    8

                   Statements of Income - For the three months ended
                   March 31, 1997 and 1996                                                  9

                   Statements of Cash Flows - For the three months ended
                   March 31, 1997 and 1996                                                 10

                   Note to financial statements                                            11

Item 2.   Management's Discussion and Analysis of Financial Condition and Results
          of Operations                                                                    12

PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                                                 16

          Signature Page                                                                   17



PART I - FINANCIAL INFORMATION

Item 1 - Financial Statements

                              WINSTON HOTELS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                ($ IN THOUSANDS)

                                     ASSETS

                                                                        March 31, 1997   December 31, 1996
                                                                        --------------   -----------------
Investment in hotel properties:
     Land                                                                   $ 20,664          $ 20,639
     Buildings and improvements                                              167,697           166,664
     Furniture and equipment                                                  17,305            15,749
                                                                            --------          --------
     Operating properties                                                    205,666           203,052
     Less accumulated depreciation                                            13,730            11,508
                                                                            --------          --------
                                                                             191,936           191,544
     Properties under development                                              7,072             5,138
                                                                            --------          --------
Net investment in hotel properties                                           199,008           196,682
Cash and cash equivalents                                                        305               234
Lease revenue receivable                                                       4,764             4,611
Deferred expenses, net                                                         1,267             1,362
Prepaid expenses and other assets                                                832               613
                                                                            --------          --------
                                                                            $206,176          $203,502
                                                                            ========          ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Due to banks                                                                $ 45,731          $ 42,800
Accounts payable and accrued expenses                                          1,462             1,799
Distributions payable                                                          4,613             4,352
Amounts due to Lessee                                                          2,438             1,391
Minority interest in Partnership                                              11,235            11,347

Shareholders' equity:
     Preferred stock, $.01 par value, 10,000,000 shares authorized, no shares issued and outstanding
     Common stock, $.01 par value, 50,000,000 shares authorized,
       15,819,580 and 15,799,580 shares issued and outstanding                   158               158
     Additional paid-in capital                                              145,416           145,216
     Unearned directors' compensation                                           (162)             (181)
     Deficit                                                                  (4,715)           (3,380)
                                                                            --------          --------
                                                                             140,697           141,813
                                                                            --------          --------
                                                                            $206,176          $203,502
                                                                            ========          ========

    The accompanying notes are an integral part of the financial statements.

                              WINSTON HOTELS, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                   ($ IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                 Three Months     Three Months
                                                     Ended            Ended
                                                March 31, 1997    March 31, 1996
                                                --------------    --------------
Revenue:
     Percentage lease revenue                     $     7,148      $     4,540
     Interest and other income                             30               16
                                                  -----------      -----------
                 Total revenue                          7,178            4,556
                                                  -----------      -----------

Expenses:
     Real estate taxes and property and
       casualty insurance                                 565              320
     General and administrative                           370              424
     Interest expense                                     815              674
     Depreciation                                       2,222            1,167
     Amortization                                          40               31
                                                  -----------      -----------
                 Total expenses                         4,012            2,616
                                                  -----------      -----------

                 Income before allocation to
                      minority interests                3,166            1,940

Income allocation to minority interest                    230               80
                                                  -----------      -----------
                 Net income applicable to
                      common shareholders         $     2,936      $     1,860
                                                  ===========      ===========

Net income per common share                       $      0.19      $      0.19
                                                  ===========      ===========

Distributions declared per common share           $      0.27      $      0.24
                                                  ===========      ===========

Weighted average number of common
     shares and common share equivalents           17,080,965       10,382,685
                                                  ===========      ===========

    The accompanying notes are an integral part of the financial statements.

                              WINSTON HOTELS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                ($ IN THOUSANDS)

                                                                                Three Months      Three Months
                                                                                    Ended             Ended
                                                                                March 31, 1997    March 31, 1996
                                                                                --------------    --------------
Cash flows from operating activities:
     Net income                                                                    $ 2,936          $ 1,860
     Adjustments to reconcile net income to net cash
       provided by operating activities:
           Minority Interest                                                           230               80
           Depreciation                                                              2,222            1,167
           Amortization of franchise fees                                               22               13
           Amortization recorded as interest expense                                   112               57
           Unearned compensation amortization                                           18               18
     Changes in assets and liabilities:
           Lease revenue receivable                                                   (153)            (480)
           Prepaid expenses and other assets                                          (219)            (187)
           Current liabilities                                                        (337)            (200)
                                                                                   -------          -------
                         Net cash provided by operating activities                   4,831            2,328
                                                                                   -------          -------

Cash flows from investing activities:
     Deferred acquisition costs                                                        (32)            (140)
     Prepaid acquisition costs                                                                       (1,062)
     Investment in hotel properties                                                 (3,501)          (1,117)
                                                                                   -------          -------
                        Net cash used in investing activities                       (3,533)          (2,319)
                                                                                   -------          -------

Cash flows from financing activities:
     Fees paid to increase and extend line of credit                                    (6)
     Net proceeds from issuance of stock                                               200
     Payment of distributions to common shareholders                                (4,029)          (2,668)
     Payment of distributions to minority interest                                    (323)            (117)
     Increase in line of credit borrowing                                            2,931              500
                                                                                   -------          -------
                      Net cash used in financing activities                         (1,227)          (2,285)
                                                                                   -------          -------

Net increase (decrease) in cash and cash equivalents                                    71           (2,276)

Cash and cash equivalents at beginning of period                                       234            2,496
                                                                                   -------          -------
Cash and cash equivalents at end of period                                         $   305          $   220
                                                                                   =======          =======

Supplemental disclosure:
           Cash paid for interest                                                  $   384          $   601

Summary of non-cash investing and financing activities:
     Investment in hotel properties payable                                        $ 2,327          $ 1,717
     Distributions declared but not paid                                             4,613            2,475
                                                                                   =======          =======

    The accompanying notes are an integral part of the financial statements.

                              WINSTON HOTELS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 ($ AMTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

1.       ORGANIZATION

         Winston Hotels, Inc. (the "Company") operates so as to qualify as a real estate investment trust ("REIT") for federal income tax purposes. The accompanying unaudited consolidated financial statements reflect, in the opinion of management, all adjustments necessary for a fair presentation of the interim financial statements. All such adjustments are of a normal and recurring nature. Due to the seasonality of the hotel business, the information for the three months ended March 31, 1997 and the information for the three months ended March 31, 1996 are not necessarily indicative of the results for a full year.

2.       PRO FORMA FINANCIAL INFORMATION

         This unaudited pro forma condensed statement of income of the Company is presented as if the June 1996 follow-on offering had occurred January 1, 1996 and the Company had acquired all 31 of the Current Hotels on the later of January 1, 1996 or the hotel opening date. This unaudited pro forma condensed statement of income is not necessarily indicative of what actual results of operations of the Company would have been assuming such transactions had been completed as of the dates described above, nor does it purport to represent the results of operations for future periods:

                                                                                          Pro Forma
                                                                                      Three Months Ended
                                                                                        March 31, 1996
                                                                                        --------------
                  Percentage lease and other revenue                                    $    6,419

                  Expenses:
                    Real estate taxes and property and casualty
                      insurance                                                                499
                    General and administrative                                                 442
                    Depreciation                                                             1,638
                    Amortization                                                                39
                    Interest expense                                                           662
                                                                                        ----------
                           Total expense                                                     3,280

                           Income before allocation to minority interest                     3,139
                  Income allocation to minority interest                                       204
                                                                                        ----------
                           Net income applicable to common shareholders                 $    2,935
                                                                                        ==========

                  Net income per common share                                           $     0.19
                                                                                        ==========

                  Weighted average number of common shares
                      and common shares equivalents                                     16,849,524
                                                                                        ==========


3.       SUBSEQUENT EVENTS:

         On April 30, 1997, the Company announced its intention to develop a 120-room Courtyard by Marriott hotel in Winston-Salem, North Carolina. Construction is tentatively expected to begin in the third quarter of 1997, and the hotel is tentatively scheduled to open during the third quarter of 1998.

         On May 1, 1997, the Company acquired a 215-room Comfort Suites hotel in Orlando, Florida for $11.5 million with borrowings under it's line of credit. The acquisition was accounted for by the purchase method of accounting.

                              WINSTON HOTELS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 ($ AMTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

4.       EARNINGS PER SHARE

         The Company will adopt Statement of Financial Accounting Standards
         (SFAS) No. 128, "Earnings Per Share," on December 31, 1997. SFAS No. 128 requires the Company to change its method of computing, presenting and disclosing earnings per share information. Upon adoption, all prior period data presented will be restated to conform to the provisions of SFAS No. 128.

         If the Company had adopted SFAS No. 128 for the period ended March 31, 1997, the following computation would have been used to arrive at basic income per common share and diluted income per common share that would have been presented on the consolidated statements of income:

                                                            Three Months       Three Months
                                                               Ended               Ended
                                                           March 31, 1997     March 31, 1996
                                                           --------------     --------------
Basic income per common share:
     Net income                                            $     2,936         $     1,860
                                                           -----------         -----------

     Weighted average shares:
        Common shares outstanding                           15,815,469           9,880,114
                                                           -----------         -----------
        Total shares                                        15,815,469           9,880,114
                                                           -----------         -----------

     Basic income per common share                         $      0.19         $      0.19
                                                           ===========         ===========

Diluted income per common share:
     Income before allocation to minority interest         $     3,166         $     1,940
                                                           ===========         ===========

     Weighted average shares:
        Common shares outstanding                           15,815,469           9,880,114
        Units with redemption rights                         1,265,496             433,956
        Stock options and advisory shares                       75,048              68,615
                                                           -----------         -----------
        Total shares                                        17,156,013          10,382,685
                                                           -----------         -----------

     Diluted income per common share                       $      0.18         $      0.19
                                                           ===========         ===========

                            WINSTON HOSPITALITY, INC.
                                 BALANCE SHEETS
                                ($ IN THOUSANDS)

                                     ASSETS

                                                                          March 31, 1997   December 31, 1996
                                                                          --------------   -----------------
Current assets:
     Cash and cash equivalents                                                $4,848         $5,463
     Accounts Receivable:
          Trade                                                                1,360          1,166
          Lessor                                                               2,438          1,391
          Affiliates                                                              36             95
          Shareholders                                                            71             71
     Prepaid expenses and other assets                                           185            220
                                                                              ------         ------
                                Total current assets                           8,938          8,406
                                                                              ------         ------

Furniture, fixtures and equipment
     Furniture and equipment                                                     361            323
     Leasehold improvements                                                      113            113
                                                                              ------         ------
                                                                                 474            436
     Less accumulated depreciation and amortization                              205            178
                                                                              ------         ------
                                Net furniture, fixtures and equipment            269            258
                                                                              ------         ------

                                                                              $9,207         $8,664
                                                                              ======         ======

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable - trade                                                 $1,245         $1,259
     Percentage lease payable to Lessor                                        4,764          4,611
     Accounts payable - affiliates                                                66            146
     Accrued salaries and wages                                                  712            874
     Accrued sales and occupancy taxes                                           613            462
     Other current liabilities                                                   869            618
                                                                              ------         ------
                                Total current liabilities                      8,269          7,970
                                                                              ------         ------

Shareholders' equity:
     Common stock, $0.01 par value, 100 shares authorized,
          issued and outstanding                                                   1              1
     Additional paid-in capital                                                   49             49
     Retained earnings                                                           888            644
                                                                              ------         ------
                                Total shareholders' equity                       938            694
                                                                              ------         ------

                                                                              $9,207         $8,664
                                                                              ======         ======

    The accompanying note is an integral part of the financial statements.

                            WINSTON HOSPITALITY, INC.
                              STATEMENTS OF INCOME
                                ($ IN THOUSANDS)

                                         Three Months        Three Months
                                             Ended              Ended
                                         March 31, 1997     March 31, 1996
                                         --------------     --------------
Revenue:
     Room revenue                             $16,325         $10,709
     Food and beverage revenue                    631              37
     Other revenue, net                           304             276
     Interest income                               22              19
                                              -------         -------
                 Total revenue                 17,282          11,041
                                              -------         -------

Expenses:
     Property and operating expenses            6,218           3,958
     Property maintenance and repairs             868             524
     Food and beverage expense                    455              62
     General and administrative                   594             484
     Franchise costs                            1,458             905
     Management fees                              297             316
     Percentage lease payments                  7,148           4,540
                                              -------         -------
                 Total expenses                17,038          10,789
                                              -------         -------

                 Net income                   $   244         $   252
                                              =======         =======


    The accompanying note is an integral part of the financial statements.

                            WINSTON HOSPITALITY, INC.
                            STATEMENTS OF CASH FLOWS
                                ($ IN THOUSANDS)

                                                                                  Three Months      Three Months
                                                                                      Ended            Ended
                                                                                  March 31, 1997   March 31, 1996
                                                                                  --------------   --------------
Cash flows from operating activities:
     Net income                                                                      $   244          $   252
     Adjustments to reconcile net income to net cash provided
        by operating activities:
           Depreciation                                                                   27               17
           Changes in assets and liabilities:
              Accounts receivable - trade                                               (194)            (130)
              Prepaid expenses and other assets                                           35               13
              Accounts payable - trade                                                   (14)             200
              Percentage lease payable to Lessor                                         153              480
              Accrued expenses and other liabilities                                     240              228
                                                                                     -------          -------
                       Net cash provided by operating activities                         491            1,060
                                                                                     -------          -------

Cash flows from investing activities:
     Purchases of furniture, fixtures and equipment                                      (38)              (9)
     Advances to lessor, affiliates and shareholders                                  (1,068)            (417)
                                                                                     -------          -------
                       Net cash used in investing activities                          (1,106)            (426)
                                                                                     -------          -------

Cash flows from financing activities:
     Distributions to shareholders                                                                        (50)
                                                                                     -------          -------
                       Net cash used in financing activities                                              (50)
                                                                                     -------          -------

Net increase (decrease) in cash and cash equivalents                                    (615)             584
Cash and cash equivalents at beginning of the period                                   5,463            2,249
                                                                                     -------          -------

Cash and cash equivalents at end of period                                           $ 4,848          $ 2,833
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

RECLASSIFICATIONS

Certain reclassifications have been made to the 1996 financial statements to conform with the 1997 presentation. These reclassifications have no effect on net income or shareholders' equity as previously reported.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS
         ($ AMOUNTS IN THOUSANDS)

OVERVIEW

Winston Hotels, Inc. (the "Company"), which consummated an underwritten initial public offering ("IPO") in June 1994 and follow-on offerings in May 1995 and in June 1996, operates as a REIT to invest in hotel properties and owned 31 hotels (the "Current Hotels") as of March 31, 1997. The Company owned sixteen hotels as of December 31, 1994 (the "1994 Hotels"), acquired five hotels in May 1995 (the "1995 Acquired Hotels") and acquired five hotels in May 1996, three hotels in July 1996, one hotel in September 1996 and one hotel in December 1996 (collectively, all ten are the "1996 Acquired Hotels"). Three of the 1996 Acquired Hotels opened in 1996, on February 29, June 27, and November 8 respectively (the "Newly Developed Hotels"). It currently leases the Current Hotels to Winston Hospitality, Inc. (the "Lessee") under Percentage Leases through which it receives its principal source of revenue. The Company acquired an additional limited-service hotel in May, 1997.

RESULTS OF OPERATIONS

For the three months ended March 31, 1997 and the comparable period for 1996, the differences in operating results are primarily attributable to the fact that the Company owned more hotels in 1997 than it did in 1996. The table below outlines the Company's investment in hotel properties for the periods ended March 31, 1997 and 1996.

                                             Properties Owned
                                   -----------------------------------
           Type of Hotel           March 31, 1997       March 31, 1996
           -------------           --------------       --------------
     Limited-service hotels                28                  21
     Extended-stay hotels                   2                   0
     Full-service hotels                    1                   0
                                           --                  --
     Total                                 31                  21
                                           ==                  ==

In order to present a more meaningful comparison of operations, in addition to the comparison of actual results of the Company and the Lessee for the three months ended March 31, 1997 versus actual results for the three months ended March 31, 1996, below is an analysis of the actual results of the Company for the three months ended March 31, 1997 versus pro forma results for the three months ended March 31, 1996 as if the 1996 follow-on offering and the 1996 acquisitions had occurred on the later of January 1, 1996 or the hotel opening date for the Newly Developed Hotel which opened on February 29, 1996.

THE COMPANY

ACTUAL - THREE MONTHS ENDED MARCH 31, 1997 VS ACTUAL -
THREE MONTHS ENDED MARCH 31, 1996

The Company had revenues of $7,178 in 1997, consisting of $7,148 of Percentage Lease revenues and $30 of interest and other income. Percentage Lease revenues increased by $2,608, or 57%, to $7,148 in 1997 from $4,540 in 1996. This increase was comprised of: (i) $130 due to the rent formulas of the Percentage Leases increasing rent payments by the Lessee by an average of 35% of the $243 in increased room revenues attributable to inflation, plus an average of 52% of $86 in increased room revenues, which were attributable primarily to higher rates, and (ii) $2,478 in increased lease revenues attributable to the 1996 Acquired Hotels.

Real estate taxes and property insurance costs incurred in 1997 were $565, an increase of $245 from $320 in 1996. This increase was primarily attributable to the 1996 Acquired Hotels that were not owned in the first quarter of 1996. General and administrative expenses decreased $54 to $370 in 1997 from $424 in 1996. The decrease was attributable to the capitalization of $68 of payroll costs related to the development projects during the first quarter of 1997 offset in part by an increase in costs attributable to the increase in size and activities of the Company in 1997. Interest expense increased by $141 to $815 in 1997 from $674 in 1996. The increase was attributable to: (i) $24 related to the increase in the weighted average interest rates from the first quarter of 1996 to the first quarter of 1997; (ii) $193 related to the increase in borrowings from the first quarter of 1996 to the first quarter of 1997; and (iii) $98 of amortization of line of credit fees and unused line of credit fees in connection with obtaining the $125 credit line in the fourth quarter of 1996. These increases were partially offset by $174 related to the capitalization of interest costs in connection with the development projects during the first quarter of 1997. Depreciation increased $1,055 to $2,222 in 1997 from $1,167 in 1996, primarily due to depreciation related to the 1996 Acquired Hotels and renovations completed during 1996 and 1997.

ACTUAL - THREE MONTHS ENDED MARCH 31, 1997 VS PRO FORMA -
THREE MONTHS ENDED MARCH 31, 1996

The Company had revenues of $7,178 for the three months ended March 31, 1997, consisting of $7,148 of Percentage Lease revenues and $30 of interest and other income. Percentage Lease revenues increased by $745, or 12%, to $7,148 in 1997 from $6,403 in 1996. This increase was comprised of: (i) $82 due to rent formulas of the Percentage Leases increasing pro forma rent payments by the Lessee by an average of 35% of the $233 in increased pro forma room revenues attributable to inflation; plus (ii) $718 in increased pro forma lease revenues attributable to the opening of three additional hotels; offset in part by (iii) $55 in net decreased pro forma lease revenues attributable to decreased occupancy at several of the stabilized hotels which were undergoing renovations.

Real estate taxes and property insurance costs incurred in 1997 were $565, an increase of $66 from $499 in 1996. The increase resulted from: (i) $36 attributable to the three newly developed hotels, only one of which was open for a portion of the quarter ended March 31, 1996; and (ii) $30 attributable primarily to increased property tax assessments and tax rates from 1996 to 1997. General and administrative expenses decreased $72 to $370 in 1997 from $442 in 1996. The decrease was primarily attributable to the capitalization of $68 of payroll costs related to the development projects during the first quarter of 1997. Interest expense increased by $153 to $815 in 1997 from $662 in 1996. The increase was primarily attributable to $327 of additional interest expense related to borrowings under the line of credit to fund acquisitions of the 1996 Acquired Hotels, offset by $174 related to the capitalization of interest costs in connection with the development projects during the first quarter of 1997. Depreciation increased $584 to $2,222 in 1997 from $1,638 in 1996 primarily due to additional depreciation on the 1996 Acquired Hotels and renovations completed during 1996 and 1997.

THE LESSEE

ACTUAL - THREE MONTHS ENDED MARCH 31, 1997  VS ACTUAL -
THREE MONTHS ENDED MARCH 31, 1996

The following table sets forth certain historical financial information for the Current Hotels for the periods indicated:

                                               Three Months Ended                   Three Months Ended
                                                  March 31, 1997                       March 31, 1996
                                        ------------------------------       ------------------------------
Revenue:
   Room revenue                         $       16,325          94.5%        $       10,709         97.0%
   Food and beverage revenue                       631           3.6%                    37          0.3%
   Other operating revenue, net                    304           1.8%                   276          2.5%
   Interest income                                  22           0.1%                    19          0.2%
                                        --------------- --------------       -------------- ---------------
         Total revenue                          17,282         100.0%                11,401        100.0%
                                        --------------- --------------       -------------- ---------------

Expenses:
   Property and operating expenses               6,218          36.0%                 3,958         35.8%
   Property maintenance and repairs                868           5.0%                   524          4.7%
   Food and beverage expense                       455           2.6%                    62          0.6%
   General and administrative                      594           3.4%                   484          4.4%
   Franchise costs                               1,458           8.4%                   905          8.2%
   Management fees                                 297           1.7%                   316          2.9%
   Percentage lease payments                     7,148          41.4%                 4,540         41.1%
                                        --------------- --------------       -------------- ---------------
         Total expenses                         17,038          98.5%                10,789         97.7%
                                        --------------- --------------       -------------- ---------------
         Net income                     $          244           1.5%        $          252          2.3%
                                        =============== ==============       ============== ===============


The Lessee had room revenues of $16,325 in 1997, up $5,616, or 52%, from $10,709 in 1996. The increase in room revenues was due to: (i) an increase in room revenues of $329, or 3%, for the 1994 Hotels and the 1995 Acquired Hotels, and
(ii) room revenues for the three months ended March 31, 1997 in the amount of $5,287 for the 1996 Acquired Hotels. Food and beverage revenue increased $594, to $631 in 1997 from $37 in 1996, primarily due to one of the 1996 Acquired Hotels being a full-service hotel.

The Lessee had total expenses in 1997 of $17,038, up $6,249 from $10,789 in 1996. This increase was primarily attributable to the operation of a greater number of hotels for the three months ended March 31, 1997 as compared with the same period of 1996. Food and beverage expense increased $393, to $455 in 1997 from $62 in 1996. This increase is primarily attributable to one of the 1996 Acquired Hotels being a full-service hotel. Management fees decreased to 1.7% of total revenues in 1997 from 2.9% of total revenues in 1996, primarily as a result of the higher proportion of hotels and total revenues under management by the Lessee in 1997 than 1996.

LIQUIDITY AND CAPITAL RESOURCES

The Company finances its operations from operating cash flow, which is principally derived from Percentage Leases. For the quarter ended March 31, 1997, cash flow provided by operating activities was $4,831 and funds from operation, which is equal to net income before minority interest plus depreciation, was $5,388. Under Federal income tax law provisions applicable to REITs, the Company is required to distribute at least 95% of its taxable income to maintain its tax status as a REIT. In 1997, the Company declared distributions of $4,613 to its shareholders. Because the Company's cash flow from operating activities is expected to exceed its taxable income due to depreciation and amortization expenses, the Company expects to be able to meet its distribution requirements out of cash flow from operating activities.

The Company's net cash used in investing activities for the quarter ended March 31, 1997 totaled $3,533, primarily related to renovation of three of the 1996 Acquired Hotels. Further, the Company anticipates spending an additional $5,500 during 1997 in connection with the refurbishment of its hotels. These expenditures are in addition to the reserve of 5% of room revenues for its limited-service hotels and 7% of room revenues and food and beverage revenues from its full-service hotels which the Company is required to set aside under its Percentage Leases for periodic capital improvements and the refurbishment and replacement of furniture, fixtures and equipment at its Current Hotels. In the quarter ended March 31, 1997, the Company set aside $874 for such reserves. These reserves are expected to be funded from operating cash flow, and possibly also from borrowings under the Company's line of credit, which sources are expected to be adequate to fund such capital requirements. These reserves are in addition to amounts spent on normal repairs and maintenance which have approximated 5.3% and 4.9% of room revenues in 1997 and 1996, respectively and are paid by the Lessee.

The Company's net cash used in financing activities in the quarter ended March 31, 1997 totaled $1,227, including $200 of net proceeds from the issuance of common stock in January 1997 related to the exercise of stock options and an increase of $2,931 in the line of credit borrowings, offset primarily by: (i) the payment of distributions to shareholders of $4,029 and (ii) the payment of distributions to minority interest of $323.

On October 29, 1996, the Company amended and restated its line of credit with a group of four banks led by Wachovia Bank of North Carolina, N.A., which increased its total line of credit to $125,000, and extended the term to November 1, 1998 (the "Amended Line"). The Company has collateralized the Amended Line, which will provide borrowing availability (the "Line Availability"), with 28 of its Current Hotels. The Line Availability, which amounted to $91,045 as of March 31, 1997, is calculated quarterly, and increases if cash flow attributable to the collateral hotels increases and/or the Company adds additional hotels as collateral. The terms of the Amended Line permit borrowings for distributions, capital expenditures and working capital of up to 17% of the Line Availability, and new hotel development of up to 50% of the Line Availability. The Amended Line bears interest generally at LIBOR plus 1.75%. The Company's Articles of Incorporation limit its total amount of indebtedness to 45% of the purchase prices paid by the Company for its investments in hotel properties, as defined. As of March 31, 1997, the Company had additional borrowing capacity under the debt limitation of approximately $97,000 assuming it invests all borrowings in additional hotels.

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

Under an arrangement with Promus Hotels, Inc. ("Promus") the Company has an agreement to acquire a 123-suites Homewood Suites hotel being developed by Promus in Richmond, Virginia. The Company expects to acquire this hotel upon its completion, which Promus estimates will occur during the third quarter of 1997, for a purchase price approximating Promus' development cost, estimated to be $8,600. Conditions to the Company's obligation to purchase include its approval of the building specifications and Promus' completion of construction within certain cost limitations and by a specified delivery date. Pursuant to the arrangement, Promus has agreed to invest $1,845 in the Company's Common Stock (at the then-current market price per share), in connection with the purchase of this hotel.

The Company has commenced development of a 137-suite Homewood Suites hotel near the Crabtree Valley Mall in Raleigh, North Carolina and a 112-suite Homewood Suites hotel in Alpharetta, Georgia. Total development costs are expected to approximate $13,000 and $10,000, respectively, for these projects with completion scheduled for late 1997. In addition, the Company plans to develop a 96-suite Homewood Suites hotel on a 3.9 acre site owned in Durham, North Carolina, a 112-suite Homewood Suites hotel on a 2.8 acre site in Lake Mary (north of Orlando), Florida and a 120-room Courtyard by Marriott hotel on a 3.0 acre site in Winston-Salem, N.C. Total development costs are expected to approximate $9,000, $10,000 and $8,000 respectively, for these projects. The first two of these development projects are tentatively expected to open during the first quarter of 1998, while the Winston-Salem project is tentatively expected to open during the third quarter of 1998. However, there is no assurance that such development will be undertaken, or if commenced, that it will be completed on schedule or on budget.

On May 1, 1997, the Company, through the Partnership, acquired a 215-room Comfort Suites hotel in Orlando, Florida for $11,500 with borrowings under its line of credit.

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

FORWARD LOOKING STATEMENTS

This report contains certain "forward looking" statements within the meaning of
Section 21E of the Securities Exchange Act of 1934, as amended, including, but not limited to, those paragraphs relating to development and acquisition of hotels in this section. These statements represent the Company's judgment and are subject to risks and uncertainties that could cause actual operating results to differ materially from those expressed or implied in the forward looking statements. Important factors that could cause actual results to differ include, but are not limited to the following (i) risk associated with the Company's acquisition of hotels with little or no operating history, including the risk that such hotels will not achieve the level of revenue assumed by the Company in calculating the respective Percentage Rent formula; (ii) development risk, including risk of construction delay, cost overruns, receipt of zoning, occupancy and other required governmental permits and authorizations and the incurrence of development costs in connection with projects that are not pursued through completion; and (iii) factors identified in the Company's filings with the Securities and Exchange Commission, including the factors listed in the Company's Registration Statement on Form S-3 filed with the Securities and Exchange Commission on April 25, 1996 and amended on May 31, 1996.

PART II - OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K.

                   (a)   Exhibits.

                         27.  Financial Data Schedule (For SEC use only)

                   (b)   Reports on Form 8-K.

                         No reports on Form 8-K were filed during the quarter ended March 31, 1997.

                                   SIGNATURES

       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        WINSTON HOTELS, INC.

Date May 13, 1997                       /s/ Philip R. Alfano
                                        ----------------------------------
                                        Philip R. Alfano
                                        Senior Vice President and
                                        Chief Financial Officer
                                        (Authorized Officer and Principal
                                        Financial Officer)

                              WINSTON HOTELS, INC.
                 FORM 10-Q for the quarter ended March 31, 1997

                                  EXHIBIT INDEX

Exhibit
Number                     Description of Exhibit
------                     ----------------------

27.                        Financial Data Schedule (For SEC use only).