Form 10-Q
period 1997-06-30
WINSTON HOTELS INC
filed 1997-08-08
CIK 920605

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549


                                    FORM 10-Q



             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended June 30, 1997     Commission file number  0-23732



                              WINSTON HOTELS, INC.
             (Exact name of registrant as specified in its charter)

     NORTH CAROLINA                                    56-1872141
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

         The number of shares of Common Stock, $.01 par value, outstanding on August 8, 1997 was 16,194,480.

================================================================================

                              WINSTON HOTELS, INC.
                                      INDEX

                                                                                                 Page
                                                                                                 ----
PART I.           FINANCIAL INFORMATION

Item 1.           WINSTON HOTELS, INC. (unaudited)

                           Consolidated Balance Sheets - June 30, 1997 and
                           December 31, 1996                                                       3

                           Consolidated Statements of Income - For the three
                           months ended June 30, 1997 and 1996 and the six
                           months ended June 30, 1997 and 1996                                     4

                           Consolidated Statements of Cash Flows - For the six months ended
                           June 30, 1997 and 1996                                                  5

                           Notes to consolidated financial statements                              6

                  WINSTON HOSPITALITY, INC.  (unaudited)

                           Balance Sheets - June 30, 1997 and December 31, 1996                    8

                           Statements of Income - For the three months ended June 30, 1997
                           and 1996 and the six months ended June 30, 1997 and 1996                9

                           Statements of Cash Flows - For the six months ended June 30, 1997
                           and 1996                                                               10

                           Note to financial statements                                           11


Item 2.           Management's Discussion and Analysis of Financial Condition and Results
                  of Operations                                                                   12

PART II.          OTHER INFORMATION

Item 4.           Submissions of Matters to a Vote of Security Holders                            18

Item 6.           Exhibits and Reports on Form 8-K                                                18

                  Signature Page                                                                  19

PART I - FINANCIAL INFORMATION
Item 1 - Financial Statements

                              WINSTON HOTELS, INC.
                           CONSOLIDATED BALANCE SHEETS
                                ($ IN THOUSANDS)

                                     ASSETS
                                                                          June 30, 1997    December 31, 1996
                                                                          -------------    -----------------
Investment in hotel properties:
     Land                                                                   $  22,021          $  20,639
     Buildings and improvements                                               178,603            166,664
     Furniture and equipment                                                   18,686             15,749
                                                                            ---------          ---------
     Operating properties                                                     219,310            203,052
     Less accumulated depreciation                                             16,078             11,508
                                                                            ---------          ---------
                                                                              203,232            191,544
     Properties under development                                              10,583              5,138
                                                                            ---------          ---------
Net investment in hotel properties                                            213,815            196,682
Cash and cash equivalents                                                         340                234
Lease revenue receivable                                                        7,154              4,611
Deferred expenses, net                                                          1,272              1,362
Prepaid expenses and other assets                                               1,522                613
                                                                            ---------          ---------
                                                                            $ 224,103          $ 203,502
                                                                            =========          =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Due to banks                                                                $  63,081          $  42,800
Accounts payable and accrued expenses                                           2,226              1,799
Distributions payable                                                           4,613              4,352
Amounts due to Lessee                                                           1,668              1,391
Minority interest in Partnership                                               11,274             11,347

Shareholders' equity:
     Preferred stock, $.01 par value, 10,000,000 shares authorized, no shares issued and outstanding
     Common stock, $.01 par value, 50,000,000 shares authorized,
       15,819,580 and 15,799,580 shares issued and outstanding                    158                158
     Additional paid-in capital                                               145,416            145,216
     Unearned directors' compensation                                            (144)              (181)
     Deficit                                                                   (4,189)            (3,380)
                                                                            ---------          ---------
                                                                              141,241            141,813
                                                                            ---------          ---------
                                                                            $ 224,103          $ 203,502
                                                                            =========          =========

    The accompanying notes are an integral part of the financial statements.

                              WINSTON HOTELS, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
                   ($ IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                       Three Months       Three Months        Six Months           Six Months
                                                          Ended               Ended             Ended                Ended
                                                      June 30, 1997       June 30, 1996      June 30, 1997       June 30, 1996
                                                      -------------       -------------      -------------       -------------
Revenue:
     Percentage lease revenue                         $     9,622         $     6,792         $    16,770         $    11,332
     Interest and other income                                 24                  21                  54                  37
                                                      -----------         -----------         -----------         -----------
              Total revenue                                 9,646               6,813              16,824              11,369
                                                      -----------         -----------         -----------         -----------

Expenses:
     Real estate taxes and property and
       casualty insurance                                     591                 375               1,156                 695
     General & administrative                                 492                 473                 862                 897
     Interest expense                                         996                 900               1,811               1,574
     Depreciation                                           2,348               1,442               4,570               2,609
     Amortization                                              41                  36                  81                  67
                                                      -----------         -----------         -----------         -----------
              Total expenses                                4,468               3,226               8,480               5,842
                                                      -----------         -----------         -----------         -----------

              Income before allocation to
                minority interest                           5,178               3,587               8,344               5,527

Income allocation to minority interest                        381                 150                 611                 230
                                                      -----------         -----------         -----------         -----------
              Net income applicable to common
                shareholders                          $     4,797         $     3,437         $     7,733         $     5,297
                                                      ===========         ===========         ===========         ===========

Net income per common share                           $      0.30         $      0.34         $      0.49         $      0.53
                                                      ===========         ===========         ===========         ===========

Cash distributions per share                          $      0.27         $     0.225         $      0.54         $     0.495
                                                      ===========         ===========         ===========         ===========

Weighted average number of common shares and
   common share equivalents                            17,085,076          10,672,165          17,082,921          10,526,428
                                                      ===========         ===========         ===========         ===========



    The accompanying notes are an integral part of the financial statements.

                              WINSTON HOTELS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                ($ IN THOUSANDS)


                                                                                   Six Months        Six Months
                                                                                     Ended              Ended
                                                                                  June 30, 1997     June 30, 1996
                                                                                  -------------     -------------
Cash flows from operating activities:
     Net income                                                                    $  7,733          $  5,297
     Adjustments to reconcile net income to net cash provided by operating activities:
           Minority Interest                                                            611               230
           Depreciation                                                               4,570             2,609
           Amortization of franchise fees                                                44                30
           Amortization recorded as interest expense                                    219               113
           Unearned compensation amortization                                            37                37
     Changes in assets and liabilities:
           Lease revenue receivable                                                  (2,543)           (2,616)
           Prepaid expenses and other assets                                           (909)              (22)
           Current liabilities                                                          427                31
                                                                                   --------          --------
                         Net cash provided by operating activities                   10,189             5,709
                                                                                   --------          --------

Cash flows from investing activities:
     Deferred acquisition costs                                                         (27)             (404)
     Prepaid acquisition costs                                                          (65)             (881)
     Investment in hotel properties                                                 (21,426)          (30,508)
                                                                                   --------          --------
                        Net cash used in investing activities                       (21,518)          (31,793)
                                                                                   --------          --------

Cash flows from financing activities:
     Fees paid in connection with the line of credit                                    (81)              (13)
     Net proceeds from issuance of stock                                                200            59,368
     Payment of distributions to common shareholders                                 (8,300)           (5,039)
     Payment of distributions to minority interest                                     (665)             (221)
     Increase in line of credit borrowing                                            20,281           (22,525)
                                                                                   --------          --------
                      Net cash used in financing activities                          11,435            31,570
                                                                                   --------          --------

Net increase (decrease) in cash and cash equivalents                                    106             5,486

Cash and cash equivalents at beginning of period                                        234             2,496
                                                                                   --------          --------
Cash and cash equivalents at end of period                                         $    340          $  7,982
                                                                                   ========          ========

Supplemental disclosure:
           Cash paid for interest, including amounts capitalized                   $  1,299          $  1,392

Summary of non-cash investing and financing activities:
     Investment in hotel properties payable                                        $  1,557          $  1,690
     Distributions declared but not paid                                              4,613             4,105
                                                                                   ========          ========



    The accompanying notes are an integral part of the financial statements.

                              WINSTON HOTELS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 ($ AMTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

1.       ORGANIZATION

         Winston Hotels, Inc. (the "Company") operates so as to qualify as a real estate investment trust ("REIT") for federal income tax purposes. The accompanying unaudited consolidated financial statements reflect, in the opinion of management, all adjustments necessary for a fair presentation of the interim financial statements. All such adjustments are of a normal and recurring nature. Due to the seasonality of the hotel business, the information for the three and six month periods ended June 30, 1997 and 1996 are not necessarily indicative of the results for a full year.

2.       ACQUISITIONS

         On May 1, 1997, the Company acquired a 215-room Comfort Suites hotel in Orlando, Florida for approximately $11.6 million with borrowings under its line of credit. The acquisition was accounted for by the purchase method of accounting and the results of operations for this hotel are included in the Consolidated Statements of Income for the period in which it was owned by the Company.

3.       PRO FORMA FINANCIAL INFORMATION

         These unaudited pro forma condensed statements of income of the Company are presented as if the June 1996 follow-on offering had occurred January 1, 1996 and the Company had acquired all 32 of the Current Hotels on the later of January 1, 1996 or the hotel opening date. These unaudited pro forma condensed statements of income are not necessarily indicative of what actual results of operations of the Company would have been assuming such transactions had been completed as of the dates described above, nor does it purport to represent the results of operations for future periods:

                                                                   Pro Forma            Pro Forma
                                                                Six Months Ended     Six Months Ended
                                                                 June 30, 1997        June 30, 1996
                                                                 -------------        -------------

         Percentage lease and other revenue                       $    17,546         $    15,694
                                                                  -----------         -----------

         Expenses:
           Real estate taxes and property and casualty
             insurance                                                  1,215               1,059
           General and administrative                                     867                 933
           Depreciation                                                 4,754               3,853
           Amortization                                                    84                  83
           Interest expense                                             2,086               1,778
                                                                  -----------         -----------
           Total expense                                                9,006               7,706
                                                                  -----------         -----------

            Income before allocation to minority interest               8,540               7,988
         Income allocation to minority interest                           633                 530
                                                                  -----------         -----------
           Net income applicable to common shareholders           $     7,907         $     7,458
                                                                  ===========         ===========

           Net income per common share                            $      0.50         $      0.48
                                                                  ===========         ===========

         Weighted average number of common shares
             and common share equivalents                          17,082,921          16,757,982
                                                                  ===========         ===========

                              WINSTON HOTELS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                 ($ AMTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


4.       SUBSEQUENT EVENTS:

         On July 14, 1997, the Company acquired two hotel properties for purchase prices totaling $16.7 million which included the assumption of debt and the issuance of 815,000 limited partnership units by WINN Limited Partnership. On July 17, 1997, the seller redeemed 374,900 of these limited partnership units in exchange for 374,900 newly issued shares of the Company's Common Stock. The acquisition was accounted for by the purchase method of accounting. On August 6, 1997, the Company purchased a 127-room Holiday Inn Express in Clearwater, Florida for approximately $6.4 million.

5.       EARNINGS PER SHARE

         The Company will adopt Statement of Financial Accounting Standards
         (SFAS) No. 128, "Earnings Per Share," on December 31, 1997. SFAS
         No. 128 requires the Company to change its method of computing, presenting and disclosing earnings per share information. Upon adoption, all prior period data presented will be restated to conform to the provisions of SFAS No. 128.

         If the Company had adopted SFAS No. 128 for the period ended June 30, 1997, the following computation would have been used to arrive at basic income per common share and diluted income per common share that would have been presented on the consolidated statements of income:


                                                                 Three Months    Three Months      Six Months       Six Months
                                                                    Ended           Ended            Ended            Ended
                                                                 June 30, 1997   June 30, 1996    June 30, 1997    June 30, 1996
                                                                 -------------   -------------    -------------    -------------
          Basic income per common share:
               Net income                                         $     4,797     $     3,437      $     7,733      $     5,297
                                                                  ===========     ===========      ===========      ===========

               Weighted average common
                  shares outstanding                               15,819,580      10,221,148       15,817,425       10,050,631
                                                                  ===========     ===========      ===========      ===========

               Basic income per common share                      $      0.30     $      0.34      $      0.49      $      0.53
                                                                  ===========     ===========      ===========      ===========

          Diluted income per common share:
               Income before allocation to minority interest      $     5,178     $     3,587      $     8,344      $     5,527
                                                                  ===========     ===========      ===========      ===========

               Weighted average shares:
                  Common shares outstanding                        15,819,580      10,221,148       15,817,425       10,050,631
                  Units with redemption rights                      1,265,496         433,956        1,265,496          433,956
                  Stock options and advisory shares                    61,293          79,609           66,529          112,518
                                                                  -----------     -----------      -----------      -----------
                  Total shares                                     17,146,369      10,734,713       17,149,450       10,597,105
                                                                  ===========     ===========      ===========      ===========

               Diluted income per common share                    $      0.30     $      0.33      $      0.49      $      0.52
                                                                  ===========     ===========      ===========      ===========

6.       RECENTLY ISSUED STATEMENTS OF FINANCIAL ACCOUNTING STANDARDS

         In June 1997, SFAS 130, "Reporting Comprehensive Income" and SFAS 131, "Disclosures about Segments of an Enterprise and Related Information" were issued and are effective for fiscal years beginning after December 15, 1997. The adoption of these standards is not expected to have a material impact on the financial statements of the Company.

                            WINSTON HOSPITALITY, INC.
                                 BALANCE SHEETS
                                ($ IN THOUSANDS)


                                     ASSETS
                                                                          June 30, 1997  December 31, 1996
                                                                          -------------  -----------------
Current assets:
     Cash and cash equivalents                                                $ 8,800         $5,463
     Accounts receivable:
          Trade                                                                 1,847          1,166
          Lessor                                                                1,668          1,391
          Affiliates                                                              101             95
          Shareholders                                                                            71
     Prepaid expenses and other assets                                            133            220
                                                                              -------         ------
                                Total current assets                           12,549          8,406
                                                                              -------         ------

Furniture, fixtures and equipment:
     Furniture and equipment                                                      380            323
     Leasehold improvements                                                       113            113
                                                                              -------         ------
                                                                                  493            436
     Less accumulated depreciation and amortization                               232            178
                                                                              -------         ------
                                Net furniture, fixtures and equipment             261            258
                                                                              -------         ------

                                                                              $12,810         $8,664
                                                                              =======         ======

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable - trade                                                 $ 1,501         $1,259
     Percentage lease payable to Lessor                                         7,154          4,611
     Accounts payable - affiliates                                                295            146
     Accrued salaries and wages                                                 1,068            874
     Accrued sales and occupancy taxes                                            687            462
     Other current liabilities                                                    821            618
                                                                              -------         ------
                                Total current liabilities                      11,526          7,970
                                                                              -------         ------

Shareholders' equity:
     Common stock, $0.01 par value, 100 shares authorized,
          issued and outstanding                                                    1              1
     Additional paid-in capital                                                    49             49
     Retained earnings                                                          1,234            644
                                                                              -------         ------
                                Total shareholders' equity                      1,284            694
                                                                              -------         ------

                                                                              $12,810         $8,664
                                                                              =======         ======


     The accompanying note is an integral part of the financial statements.

                            WINSTON HOSPITALITY, INC.
                              STATEMENTS OF INCOME
                                ($ IN THOUSANDS)



                                      Three Months   Three Months      Six Months      Six Months
                                         Ended           Ended           Ended           Ended
                                     June 30, 1997   June 30, 1996    June 30, 1997   June 30, 1996
                                     -------------   -------------    -------------   -------------
Revenue:
     Room                                $20,488         $14,718         $36,813         $25,427
     Food and beverage                       779             403           1,410             440
     Other revenue, net                      383             290             687             566
     Interest income                          43              30              65              49
                                         -------         -------         -------         -------
              Total revenue               21,693          15,441          38,975          26,482
                                         -------         -------         -------         -------

Expenses:
     Property operating expenses           7,047           5,003          13,265           8,961
     Repairs and maintenance                 967             801           1,835           1,325
     Food and beverage                       524             297             979             359
     General and administrative              566             512           1,160             996
     Franchise costs                       1,877           1,323           3,335           2,228
     Management fees                         352             377             649             693
     Percentage lease payments             9,622           6,792          16,770          11,332
                                         -------         -------         -------         -------
              Total expenses              20,955          15,105          37,993          25,894
                                         -------         -------         -------         -------

              Net income                 $   738         $   336         $   982         $   588
                                         =======         =======         =======         =======

     The accompanying note is an integral part of the financial statements.

                            WINSTON HOSPITALITY, INC.
                            STATEMENTS OF CASH FLOWS
                                ($ IN THOUSANDS)


                                                                                Six Months        Six Months
                                                                                   Ended             Ended
                                                                                June 30, 1997    June 30, 1996
                                                                                -------------    -------------
Cash flows from operating activities:
     Net income                                                                    $   982          $   588
     Adjustments to reconcile net income to net cash provided by operating activities:
           Depreciation                                                                 54               35
           Changes in assets and liabilities:
              Accounts receivable - trade                                             (681)            (716)
              Prepaid expenses and other assets                                         87               44
              Accounts payable - trade                                                 242              669
              Percentage lease payable to Lessor                                     2,543            2,616
              Accrued expenses and other liabilities                                   622            1,075
                                                                                   -------          -------
                       Net cash provided by operating activities                     3,849            4,311
                                                                                   -------          -------

Cash flows from investing activities:
     Purchases of furniture, fixtures and equipment                                    (57)             (59)
     Advances to lessor, affiliates and shareholders                                   (63)          (1,384)
                                                                                   -------          -------
                       Net cash used in investing activities                          (120)          (1,443)
                                                                                   -------          -------

Cash flows from financing activities:
     Distributions to shareholders                                                    (392)            (350)
                                                                                   -------          -------
                       Net cash used in financing activities                          (392)            (350)
                                                                                   -------          -------

Net increase (decrease) in cash and cash equivalents                                 3,337            2,518
Cash and cash equivalents at beginning of the period                                 5,463            2,249
                                                                                   -------          -------

Cash and cash equivalents at end of period                                         $ 8,800          $ 4,767
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

ITEM 2 -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS
          ($ AMOUNTS IN THOUSANDS)

OVERVIEW

Winston Hotels, Inc. (the "Company"), which consummated an underwritten initial public offering ("IPO") in June 1994 and follow-on offerings in May 1995 and in June 1996, operates as a REIT to invest in hotel properties and owned 32 hotels (the "Current Hotels") as of June 30, 1997. The Company owned sixteen hotels as of December 31, 1994 (the "1994 Hotels"), acquired five hotels in May 1995 (the "1995 Acquired Hotels"), acquired five hotels in May 1996, three hotels in July 1996, one hotel in September 1996, one hotel in December 1996 (collectively, all ten are the "1996 Acquired Hotels") and acquired one hotel in May 1997 (the "1997 Acquired Hotel"). Three of the 1996 Acquired Hotels opened in 1996, on February 29, June 27, and November 8 respectively (the "Newly Developed Hotels"). The Company currently leases the Current Hotels to Winston Hospitality, Inc. (the "Lessee") under Percentage Leases through which it receives its principal source of revenue.

RESULTS OF OPERATIONS

For the three and six month periods ended June 30, 1997 and 1996, the differences in operating results are primarily attributable to the fact that the Company owned more hotels in 1997 than it did in 1996. The table below outlines the Company's investment in hotel properties for the periods ended June 30, 1997 and 1996.

                                             Properties Owned
                                 -----------------------------------------
           Type of Hotel            June 30, 1997        June 30, 1996
           -------------            -------------        -------------
     Limited-service hotels                29                  21
     Extended-stay hotels                   2                   0
     Full-service hotels                    1                   0
                                           --                  --
     Total                                 32                  21
                                           ==                  ==

In order to present a more meaningful comparison of operations, in addition to the comparison of actual results of the Company and the Lessee for the three and six months ended June 30, 1997 versus actual results for the three and six months ended June 30, 1996, below is an analysis of the pro forma results of the Company for the three and six months ended June 30, 1997 versus pro forma results for the three and six months ended June 30, 1996 as if the 1996 follow-on offering and the 1996 and 1997 acquisitions had occurred on the later of January 1, 1996 or the hotel opening dates for the two Newly Developed Hotels which opened prior to June 30, 1996.

THE COMPANY

ACTUAL - THREE MONTHS ENDED JUNE 30, 1997 VS ACTUAL -
THREE MONTHS ENDED JUNE 30, 1996

The Company had revenues of $9,646 in 1997, consisting of $9,622 of Percentage Lease revenues and $24 of interest and other income. Percentage Lease revenues increased by $2,830, or 42%, to $9,622 in 1997 from $6,792 in 1996. This increase was comprised of: (i) $167 due to the rent formulas of the Percentage Leases increasing rent payments by the Lessee by an average of 35% of the $249 in increased room revenues attributable to inflation, plus an average of 78% of $102 in increased room revenues, which were attributable primarily to higher rates; (ii) $2,318 in increased lease revenues attributable to the 1996 Acquired Hotels; and (iii) $345 in increased lease revenues attributable to the 1997 Acquired Hotel.

Real estate taxes and property insurance costs incurred in 1997 were $591, an increase of $216 from $375 in 1996. This increase was primarily attributable to the greater number of hotels owned during the 1997 period than in the 1996 period. Interest expense increased by $96 to $996 in 1997 from $900 in 1996. The increase was attributable to: (i) $89 related to the increase in the weighted average interest rates from the second quarter of 1996 to the second quarter of 1997; (ii) $130 related to the increase in the weighted average level of borrowings from the second quarter of 1996 to the second quarter of 1997; and
(iii) $106 of increased amortization of line of credit fees and unused line of credit fees in connection the $125 million credit line which was obtained in the fourth quarter of 1996. These increases were offset by $229 of capitalized interest costs during the second quarter of 1997 in connection with the development projects. Depreciation increased $906 to $2,348 in 1997 from $1,442 in 1996, primarily due to depreciation related to the 1996 Acquired Hotels and the 1997 Acquired Hotel and renovations completed during 1996 and 1997.

PRO FORMA - THREE MONTHS ENDED JUNE 30, 1997 VS PRO FORMA -
THREE MONTHS ENDED JUNE 30, 1996

The Company had pro forma revenues of $9,817 for the three months ended June 30, 1997, consisting of $9,793 of pro forma Percentage Lease revenues and $24 of interest and other income. Pro forma Percentage Lease revenues increased by $959, or 11%, to $9,793 in 1997 from $8,834 in 1996. This increase was comprised of: (i) $392 due to rent formulas of the Percentage Leases increasing pro forma rent payments by the Lessee by an average of 36% of the $274 in increased pro forma room revenues attributable to inflation and 62% of the $475 in increased pro forma room revenues attributable primarily to higher rates; plus (ii) $696 in increased pro forma lease revenues attributable to the opening of three additional hotels; offset by (iii) $129 in decreased pro forma lease revenues, primarily attributable to decreased occupancy at several hotels which were undergoing renovations.

Pro forma real estate taxes and property insurance costs incurred in 1997 were $619, an increase of $78 from $541 in 1996. The increase resulted primarily from increases in property tax assessments from 1996 to 1997. Pro forma interest expense increased by $162 to $1,065 in 1997 from $903 in 1996, primarily due to additional borrowings related to two Newly Developed Hotels. Pro forma depreciation increased $361 to $2,440 in 1997 from $2,079 in 1996 primarily due to additional depreciation on two Newly Developed Hotels and renovations completed during 1996 and 1997.

ACTUAL - SIX MONTHS ENDED JUNE 30, 1997 VS ACTUAL -
SIX MONTHS ENDED JUNE 30, 1996

The Company had revenues of $16,824 in 1997, consisting of $16,770 of Percentage Lease revenues and $54 of interest and other income. Percentage Lease revenues increased by $5,438, or 48%, in 1997 from $11,332 in 1996. This increase was comprised of: (i) $297 due to the rent formulas of the Percentage Leases increasing rent payments by the Lessee by an average 35% of the $492 in increased room revenues attributable to inflation and by an average of 66% of the $188 in increased room revenues attributable primarily to higher rates; (ii) $4,796 for the 1996 Acquired Hotels; and (iii) $345 for the 1997 Acquired Hotel.

Real estate taxes and property insurance costs incurred in 1997 were $1,156, an increase of $461 from $695 in 1996. This increase was primarily attributable to the greater number of hotels owned during the 1997 period than in the 1996 period. General and administrative expenses decreased $35 to $862 in 1997 from $897 in 1996. The decrease was attributable to the capitalization of $107 of payroll costs related to the development projects during the first quarter of 1997 offset in part by an increase in costs attributable to the increase in size and activities of the Company in 1997. Interest expense increased by $237 to $1,811 in 1997 from $1,574 in 1996. The increase was attributable to: (i) $496 related to the increase in the weighted average level of borrowings from the second quarter of 1996 to the second quarter of 1997; and (ii) $172 of amortization of line of credit fees and unused line of credit fees in connection with the $125 million credit line which was obtained in the fourth quarter of 1996. These increases were partially offset by $404 of capitalized interest costs during the six months ended June 30, 1997 in connection with the development projects. Depreciation increased $1,961 to $4,570 in 1997 from $2,609 in 1996, primarily due to depreciation related to the 1996 Acquired Hotels and the 1997 Acquired Hotel and renovations completed during 1996 and 1997.

PRO FORMA - SIX MONTHS ENDED JUNE 30, 1997 VS PRO FORMA -
SIX MONTHS ENDED JUNE 30, 1996

The Company had pro forma revenues of $17,546 for the six months ended June 30, 1997, consisting of $17,492 of pro forma Percentage Lease revenues and $54 of interest and other income. Pro forma Percentage Lease revenues increased by $1,836, or 12%, to $17,492 in 1997 from $15,656 in 1996. This increase was comprised of: (i) $648 due to rent formulas of the Percentage Leases increasing pro forma rent payments by the Lessee by an average of 36% of the $525 in increased pro forma room revenues attributable to inflation and 67% of the $684 in increased pro forma room revenues attributable primarily to higher rates; plus (ii) $1,416 in increased pro forma lease revenues attributable to the opening of three additional hotels; offset by (iii) $228 in decreased pro forma lease revenues attributable to decreased occupancy at several hotels which were undergoing renovations.

Pro forma real estate taxes and property insurance costs incurred in 1997 were $1,215, an increase of $156 from $1,059 in 1996. This increase was attributable primarily to the Newly Developed Hotels. Pro forma general and administrative expenses decreased $66 to $867 in 1997 from $933 in 1996. The decrease was attributable to the capitalization of $107 of payroll costs related to the development projects during the six months ended June 30, 1997 offset in part by inflationary cost increases. Pro forma interest expense increased by $308 to $2,086 in 1997 from $1,778 in 1996. The increase was primarily attributable to additional borrowings related to the Newly Developed Hotels. Pro forma depreciation increased

$901 to $4,754 in 1997 from $3,853 in 1996 primarily due to additional depreciation on the Newly Developed Hotels and renovations completed during 1996 and 1997.


THE LESSEE

ACTUAL - THREE MONTHS ENDED JUNE 30, 1997 VS ACTUAL -
THREE MONTHS ENDED JUNE 30, 1996

The following table sets forth certain historical financial information for the periods indicated:

                                            Three Months Ended             Three Months Ended                   Change
                                              June 30, 1997                   June 30, 1996                 $            %
                                        ---------------------------    ----------------------------    ------------- -----------
Revenue:
   Room revenue                         $     20,488         94.4%     $     14,718         95.3%      $      5,770       39.2%
   Food and beverage revenue                     779          3.6%              403          2.6%               376       93.3%
   Other operating revenue, net                  383          1.8%              290          1.9%                93       32.1%
   Interest income                                43          0.2%               30          0.2%                13       43.3%
                                        ------------- -------------    ------------- --------------    ------------- -----------
         Total revenue                        21,693        100.0%           15,441        100.0%             6,252       40.5%
                                        ------------- -------------    ------------- --------------    ------------- -----------

Expenses:
   Property and operating expenses             7,047         32.5%            5,003         32.4%             2,044       40.9%
   Property maintenance and repairs              967          4.4%              801          5.2%               166       20.7%
   Food and beverage expense                     524          2.4%              297          1.9%               227       76.4%
   General and administrative                    566          2.6%              512          3.3%                54       10.5%
   Franchise costs                             1,877          8.7%            1,323          8.6%               554       41.9%
   Management fees                               352          1.6%              377          2.4%               (25)      (6.6%)
   Percentage lease payments                   9,622         44.4%            6,792         44.0%             2,830       41.7%
                                        ------------- -------------    ------------- --------------    ------------- -----------
         Total expenses                       20,955         96.6%           15,105         97.8%             5,850       38.7%
                                        ============= =============    ============= ==============    ============= ===========
         Net income                     $        738          3.4%     $        336          2.2%      $        402      119.6%
                                        ============= =============    ============= ==============    ============= ===========

The increase of $6,252 in total revenue and $5,850 in total expenses is primarily due to the operation of a greater number of hotels for the three months ended June 30, 1997 as compared with the same period of 1996.

The increase of $5,770 in room revenues was due to: (i) an increase in room revenues of $351, or 3%, for the 1994 Hotels and the 1995 Acquired Hotels; (ii) an increase in room revenues of $4,694 for the 1996 Acquired Hotels; and (iii) room revenues of $725 for the 1997 Acquired Hotel. Food and beverage revenue increased $376 primarily due to the acquisition of a full-service hotel in May 1996.

Property maintenance and repairs expense declined as a percentage of total revenue, in part because of the timing of certain costs which are expected to occur during the second half of the 1997 year, and in part because of the nature of certain fixed costs which generally do not vary as a percentage of revenues. Food and beverage expense increased $227 primarily due to the acquisition of a full-service hotel in May 1996. General and administrative expense declined as a percentage of total revenue, primarily because certain fixed costs do not vary as a percentage of revenues. Management fees decreased to 1.6% of total revenues in 1997 from 2.4% of total revenues in 1996, primarily as a result of a lower proportion of hotels and total revenues under third party management in 1997 than 1996.

The increase in net income was generally a result of: (i) the increase in profits from a higher volume of revenues; (ii) temporary savings from property maintenance and repairs which are expected to be incurred during the second half of 1997; (iii) economies relating to general and administrative expenses; and
(iv) a lesser portion of profitable operations under third party management in 1997 than in 1996.

ACTUAL - SIX MONTHS ENDED JUNE 30, 1997 VS ACTUAL -
SIX MONTHS ENDED JUNE 30, 1996

The following table sets forth certain historical financial information for the periods indicated:

                                             Six Months Ended               Six Months Ended                    Change
                                              June 30, 1997                   June 30, 1996                 $            %
                                        ---------------------------    ----------------------------    ------------- -----------
Revenue:
   Room revenue                         $     36,813         94.5%     $     25,427         96.0%      $     11,386       44.8%
   Food and beverage revenue                   1,410          3.6%              440          1.7%               970      220.5%
   Other operating revenue, net                  687          1.7%              566          2.1%               121       21.4%
   Interest income                                65          0.2%               49          0.2%                16       32.7%
                                        ------------- -------------    ------------- --------------    ------------- -----------
         Total revenue                        38,975        100.0%           26,482        100.0%            12,493       47.2%
                                        ------------- -------------    ------------- --------------    ------------- -----------

Expenses:
   Property and operating expenses            13,265         34.0%            8,961         33.8%             4,304       48.0%
   Property maintenance and repairs            1,835          4.7%            1,325          5.0%               510       38.5%
   Food and beverage expense                     979          2.5%              359          1.4%               620      172.7%
   General and administrative                  1,160          3.0%              996          3.8%               164       16.5%
   Franchise costs                             3,335          8.6%            2,228          8.4%             1,107       49.7%
   Management fees                               649          1.7%              693          2.6%               (44)      (6.3%)
   Percentage lease payments                  16,770         43.0%           11,332         42.8%             5,438       48.0%
                                        ------------- -------------    ------------- --------------    ------------- -----------
         Total expenses                       37,993         97.5%           25,894         97.8%            12,099       46.7%
                                        ------------- -------------    ------------- --------------    ------------- -----------
         Net income                      $       982          2.5%     $        588          2.2%      $        394       67.0%
                                        ============= =============    ============= ==============    ============= ===========

The increase of $12,493 in total revenue and $12,099 in total expenses is primarily due to the operation of a greater number of hotels for the six months ended June 30, 1997 as compared with the same period of 1996.

The increase of $11,386 in room revenues was due to: (i) an increase in room revenues of $680, or 3%, for the 1994 Hotels and the 1995 Acquired Hotels; (ii) an increase in room revenues of $9,981 for the 1996 Acquired Hotels; and (iii) room revenues of $725 for the 1997 Acquired Hotel. Food and beverage revenue increased $970 primarily due the acquisition of a full-service hotel in May 1996.

Property maintenance and repairs expense declined as a percentage of total revenue, in part because of the timing of certain costs which are expected to occur during the second half of the 1997 year, and in part because of the nature of certain fixed costs which generally do not vary as a percentage of revenues. Food and beverage expense increased $620 primarily due to the acquisition of a full-service hotel in May 1996. General and administrative expense declined as a percentage of total revenue, primarily because certain fixed costs do not vary as a percentage of revenues. Management fees decreased to 1.7% of total revenues in 1997 from 2.6% of total revenues in 1996, primarily as a result of the lower proportion of hotels and total revenues under third party management in 1997 than 1996.

The increase in net income was generally a result of: (i) the increase in profits from a higher volume of revenues; (ii) temporary savings from property maintenance and repairs which are expected to be incurred during the second half of 1997; (iii) economies relating to general and administrative expenses, and
(iv) a lesser portion of profitable operations under third party management in 1997 than in 1996, offset, in part, by (v) increases in food and beverage costs from the full-service hotel operation of one hotel.


LIQUIDITY AND CAPITAL RESOURCES

The Company finances its operations from operating cash flow, which is principally derived from Percentage Leases. For the six months ended June 30, 1997, cash flow provided by operating activities was $10,189 and funds from operations, which is equal to net income before minority interest plus depreciation, was $12,914. Under Federal income tax law provisions applicable to REITs, the Company is required to distribute at least 95% of its taxable income to maintain its tax status as a REIT. During the first six months of 1997, the Company declared distributions of $8,543 to its shareholders. Because the Company's cash flow from operating activities is expected to exceed its taxable income due to depreciation and amortization expenses, the Company expects to be able to meet its distribution requirements out of cash flow from operating activities.

The Company's net cash used in investing activities for the six months ended June 30, 1997 totaled $21,518, including $11,628 related to the acquisition of the 1997 Acquired Hotel, $4,353 for hotel renovations primarily of the 1996 Acquired Hotels, and $5,445 primarily for the development of four new extended-stay hotels. The Company is developing four new extended-stay hotels which are expected to cost approximately $42,000, of which approximately $10,400 has been expended as of June 30, 1997. The development of two of these hotels is expected to be completed late in 1997, and the remaining two during the first and second quarters of 1998. In addition, the Company has announced plans to commence the development of a limited-service hotel, which is expected to cost approximately $8 million and be completed during the second quarter of 1998. The Company acquired two additional limited-service hotels on July 14, 1997, for approximately $16.7 million, and acquired another limited-service hotel on August 6, 1997 for approximately $6.4 million (collectively, the "1997 Newly Acquired Hotels"). The Company plans to spend approximately $4 million to renovate these three hotels.

The Company also anticipates spending approximately $2.5 million during 1997 in connection with the refurbishment of its Current Hotels. These expenditures are in addition to the reserve of 5% of room revenues for its limited-service hotels and 7% of room revenues and food and beverage revenues from its full-service hotels which the Company is required to set aside under its Percentage Leases for periodic capital improvements and the refurbishment and replacement of furniture, fixtures and equipment at its Current Hotels. In the six months ended June 30, 1997, the Company set aside $1,954 for such reserves. These reserves are in addition to amounts spent on normal repairs and maintenance which have approximated 5.0% and 5.2% of room revenues for the six months ended June 30, 1997 and 1996, respectively, and are paid by the Lessee.

The Company's net cash used in financing activities in the quarter ended June 30, 1997 totaled $11,435, primarily attributable to an increase of $20,281 in the line of credit borrowings, offset by the payment of distributions to shareholders, of $8,300, and to minority interest, of $665. The Company financed the acquisition of the 1997 Newly Acquired Hotels with approximately $12.7 million in proceeds under its line of credit and with the issuance of 815,000 limited partnership units of WINN Limited Partnership.

The Company has collateralized a portion of its $125,000 line of credit with 28 of its Current Hotels. As of June 30, 1997 there is $95,070 available for borrowing ("Line Availability"), of which $63,081 is outstanding. The Line Availability is calculated quarterly, and increases if cash flow attributable to the collateral hotels increases and/or the Company adds additional hotels as collateral. The Company's Articles of Incorporation limit its total amount of indebtedness to 45% of the purchase prices paid by the Company for its investments in hotel properties, as defined. As of June 30, 1997, the Company had additional borrowing capacity under the debt limitation of approximately $80,000 assuming it invests all borrowings in additional hotels.

In June 1997, the Company entered into an interest rate cap agreement to eliminate its exposure to increases in 90-day LIBOR over 6.25%, and therefore from its exposure to interest rate increases over 8.00% under its Line of Credit, on a principal balance of $40 million for the period June 4, 1997 through June 4, 1998. The fee paid for this cap was $69 which will be amortized as additional interest expense over the term of the agreement.

Under an arrangement with Promus Hotels, Inc. ("Promus") the Company has an agreement to acquire a 123-suites Homewood Suites hotel being developed by Promus in Richmond, Virginia. The Company expects to acquire this hotel upon its completion, which Promus estimates will occur during the fourth quarter of 1997, for a purchase price approximating Promus' development cost, estimated to be $8,600. Conditions to the Company's obligation to purchase include its approval of the building specifications and Promus' completion of construction within certain cost limitations and by a specified delivery date. Pursuant to the arrangement, Promus has agreed to invest $1,845 in the Company's Common Stock (at the then-current market price per share), in connection with the purchase of this hotel.

The Company intends to acquire and develop additional hotel properties, including those described herein, that meet its investment criteria and is continually evaluating acquisition opportunities. It is expected that future hotel acquisitions and development will be financed, in whole or in part, from additional follow-on offerings, from borrowings under the line of credit, from joint venture agreements, and from the issuance of other debt or equity securities. There can be no assurances that the Company will acquire any additional hotels, or that any hotel development will be undertaken, or if commenced, that it will be completed on schedule or on budget. Further, there can be no assurances that the Company will be able to obtain any additional financing.

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

FORWARD LOOKING STATEMENTS

This report contains certain "forward looking" statements within the meaning of
Section 21E of the Securities Exchange Act of 1934, as amended, including, but not limited to, those paragraphs relating to development and acquisition of hotels in this section. These statements represent the Company's judgment and are subject to risks and uncertainties that could cause actual operating results to differ materially from those expressed or implied in the forward looking statements. Important factors that could cause actual results to differ include, but are not limited to the following (i) risks associated with the Company's acquisition of hotels with little or no operating history, including the risk that such hotels will not achieve the level of revenue assumed by the Company in calculating the respective Percentage Rent formula; (ii) development risks, including risk of construction delay, cost overruns, receipt of zoning, occupancy and other required governmental permits and authorizations and the incurrence of development costs in connection with projects that are not pursued through completion; and (iii) factors identified in the Company's filings with the Securities and Exchange Commission, including the factors listed in the Company's Registration Statement on Form S-3 filed with the Securities and Exchange Commission on April 25, 1996 and amended on May 31, 1996.

PART II - OTHER INFORMATION



Item 4.           Submission of Matters to a Vote of Security Holders

                  On May 13, 1997, the Annual Meeting of Shareholders was held and the following matters were submitted to the shareholders for a vote. There were 13,090,571 shares either present or evidenced by proxy. Set forth below is a brief description of the matters voted on and the number of votes cast for, against or withheld, as well as the number of abstentions and broker non-votes.

                  Election of Directors:

                                                                                        NUMBER OF
                                                                       VOTES AGAINST     BROKER
                         NAME                        VOTES FOR          OR WITHHELD     NON-VOTES        TOTALS
                         ----                        ---------          -----------     ---------        ------
                  Charles M. Winston                 13,060,768            29,803           0          13,090,571
                  Robert W. Winston                  13,060,868            29,703           0          13,090,571
                  James H. Winston                   13,060,868            29,703           0          13,090,571
                  Paul Fulton                        13,059,949            30,622           0          13,090,571
                  Thomas F. Darden                   13,060,768            29,803           0          13,090,571
                  Richard L. Daugherty               13,056,549            34,022           0          13,090,571
                  Edwin B. Borden                    13,060,868            29,703           0          13,090,571

                  Ratification of the accounting firm Coopers & Lybrand L.L.P. as external auditors:

                  Votes for:                                 13,029,524
                  Votes against or withheld:                     24,361
                  Votes abstained:                               36,686
                  Broker non-votes:                                   0
                                                             ----------
                  Total                                      13,090,571

Item 6.           Exhibits and Reports on Form 8-K.

                   (a)   Exhibits.

                         10.46 Redemption and Registration Rights Agreement, dated as of July 14, 1997 by and among Winn Limited Partnership, Winston Hotels, Inc., certain partnerships listed and certain partners or designees thereof listed therein.

                         10.47 Contribution and Exchange Agreement dated as of June, 1997 between BHI Limited Partnership and W. Spring Limited Partnership, as Contributor, and WINN Limited Partnership and Winston Hotels, Inc.

                         10.48 Reinstatement of Agreement and Purchase and Sale And Amendment, dated as of July 22, 1997 between WINN Limited Partnership and Park Hotel, Limited.

                         10.49 Agreement of Purchase and Sale dated as of March 25, 1997 between WINN Limited Partnership and Park Hotel, Limited.

                         10.50 Agreement of Purchase and Sale dated as of March 17, 1997 between WINN Limited Partnership and WHB Hotel Corp., Ltd.

                         27      Financial Data Schedule (For SEC use only)

                   (b)   Reports on Form 8-K.

                         No reports on Form 8-K were filed during the quarter
ended June 30, 1997.

                                   SIGNATURES


       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         WINSTON HOTELS, INC.



Date            August 8, 1997           /s/ Philip R. Alfano
         ----------------------------    ---------------------------------
                                         Philip R. Alfano
                                         Senior Vice President and
                                         Chief Financial Officer
                                         (Authorized Officer and Principal
                                           Financial Officer)

                              WINSTON HOTELS, INC.
                  FORM 10-Q for the quarter ended June 30, 1997

                                  EXHIBIT INDEX

Exhibit
Number                  Description of Exhibit
------                  ----------------------


   10.46 Redemption and Registration Rights Agreement, dated as of July 14, 1997 by and among Winn Limited Partnership, Winston Hotels, Inc., certain partnerships listed and certain partners or designees thereof listed therein.

   10.47 Contribution and Exchange Agreement dated as of June, 1997 between BHI Limited Partnership and W. Spring Limited Partnership, as Contributor, and WINN Limited Partnership and Winston Hotels, Inc.

   10.48 Reinstatement of Agreement and Purchase and Sale And Amendment, dated as of July 22, 1997 between WINN Limited Partnership and Park Hotel, Limited.

   10.49 Agreement of Purchase and Sale dated as of March 25, 1997 between WINN Limited Partnership and Park Hotel, Limited.

   10.50 Agreement of Purchase and Sale dated as of March 17, 1997 between WINN Limited Partnership and WHB Hotel Corp., Ltd.

   27                   Financial Data Schedule (For SEC use only)