Form 10-Q
period 1997-09-30
WINSTON HOTELS INC
filed 1997-11-14
CIK 920605

<PAGE 1>
                 SECURITIES AND EXCHANGE COMMISSION
                        WASHINGTON, DC 20549


                              FORM 10-Q


QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                        EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997

Commission file number  0-23732


                        WINSTON HOTELS, INC.
       (Exact name of registrant as specified in its charter)

   North Carolina                                   56-1624289
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

Yes  X    No   __


The number of shares of Common Stock, $.01 par value, outstanding on October 31, 1997 was 16,194,480.

<PAGE 2>

                        WINSTON HOTELS, INC.
                                INDEX



                                                                 Page
PART I.   FINANCIAL INFORMATION

Item 1.   WINSTON HOTELS, INC.

            Consolidated Balance Sheets - September 30, 1997
            (unaudited) and December 31, 1996                      3

            Unaudited Consolidated Statements of Income - For the
            three and nine months ended September 30, 1997 and
 	      1996                                                   4

            Unaudited Consolidated Statements of Cash Flows - For
            the nine months ended September 30, 1997 and 1996      5

            Notes to consolidated financial statements (unaudited) 6

          WINSTON HOSPITALITY, INC.

            Balance Sheets - September 30, 1997 (unaudited) and
            December 31, 1996                                      9

            Unaudited Statements of Income - For the three and
            nine months ended September 30, 1997 and 1996         10

            Unaudited Statements of Cash Flows - For the nine
            months ended September 30, 1997 and 1996              11

            Notes to financial statements (unaudited)             12

Item 2.   Management's Discussion and Analysis of Financial
	    Condition and Results of Operations                     13

PART II.  OTHER INFORMATION

Item 2.   Changes in Securities                                   21

Item 5.   Other Information                                       21

Item 6.   Exhibits and Reports on Form 8-K                        21

          Signature Page                                          23

<PAGE 3>

                        WINSTON HOTELS, INC.
                     CONSOLIDATED BALANCE SHEETS
             ($ in thousands, except per share amounts)

                                 ASSETS

                                        September 30,  December 31,
                                            1997           1996
                                        -------------  ------------
                                         (unaudited)
Investment in hotel properties:
   Land                                 $      26,089  $     20,639
   Buildings and improvements                 212,978       166,664
   Furniture and equipment                     20,276        15,749
                                        -------------  ------------
   Operating properties                       259,343       203,052
   Less accumulated depreciation               18,690        11,508
                                        -------------  ------------
                                              240,653       191,544
   Properties under development                17,232         5,138
                                        -------------  ------------
Net investment in hotel properties	          257,885       196,682
Cash and cash equivalents                         792           234
Lease revenue receivable                        7,596         4,611
Deferred expenses, net                          1,401         1,362
Prepaid expenses and other assets               1,204           613
                                        -------------  ------------
        Total assets                    $     268,878  $    203,502
                                        =============  ============

          LIABILITIES AND SHAREHOLDERS' EQUITY

Due to banks                            $      24,481  $     42,800
Accounts payable and accrued expenses           2,847         1,799
Distributions payable                           5,216         4,352
Amounts due to Lessee                             836         1,391
Minority interest in Partnership               16,112        11,347
                                        -------------  ------------
        Total liabilities                      49,492        61,689

Shareholders' equity:
   Preferred stock, $.01 par value,
   10,000,000 shares authorized,
   3,000,000 and 0 shares issued and
   outstanding (liquidation preference
   of $75,366)                                     30		      -
   Common stock, $.01 par value,
   50,000,000 shares authorized,
   16,194,480 and 15,799,580 shares
   issued and outstanding                         162           158
   Additional paid-in capital                 223,358       145,216
   Unearned directors' compensation              (125)         (181)
   Deficit                                     (4,039)       (3,380)
                                        -------------  ------------
        Total shareholders' equity            219,386       141,813
                                        -------------  ------------
        Total liabilities and
          shareholders' equity          $     268,878  $    203,502
                                        =============  ============


The accompanying notes are an integral part of the financial statements.

<PAGE 4>

                        WINSTON HOTELS, INC.
             UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
             ($ in thousands, except per share amounts)

                              Three       Three       Nine       Nine
                              Months      Months     Months     Months
                              Ended       Ended       Ended      Ended
                            Sept. 30,   Sept. 30,   Sept. 30,  Sept. 30,
                               1997        1996       1997       1996
                            ---------   ---------   ---------  ---------
Revenue:
  Percentage lease revenue  $  10,328   $   8,389   $  27,098  $  19,721
  Interest and other income        78          46         132         84
                            ---------   ---------   ---------  ---------
    Total revenue              10,406       8,435      27,230     19,805
                            ---------   ---------   ---------  ---------

Expenses:
  Real estate taxes and
   property and casualty
   insurance                      670         408       1,826      1,102
  General & administrative        723         385       1,585      1,283
  Interest expense                977         452       2,788      2,026
  Depreciation                  2,612       2,063       7,182      4,672
  Amortization                     45          40         127        108
                            ---------   ---------   ---------  ---------
    Total expenses              5,027       3,348      13,508      9,191
                            ---------   ---------   ---------  ---------

    Income before allocation
     to minority interest       5,379       5,087      13,722     10,614

Income allocation to
  minority interest               490         337       1,100        567
                            ---------   ---------   ---------  ---------

    Net income                  4,889       4,750      12,622     10,047

Preferred share distribution      366           -         366          -
                            ---------   ---------   ---------  ---------

    Net income applicable to
     common shareholders    $   4,523   $   4,750   $  12,256  $  10,047
                            =========   =========   =========  =========

Net income per common share $    0.28   $    0.30   $    0.77  $    0.84
                            =========   =========   =========  =========

Weighted average number of
 common shares and common
 share equivalents         17,800,169  16,947,610  17,324,704 12,695,440
                           ==========  ==========  ========== ==========

Distributions per share:
  Common                    $    0.27  $    0.255  $     0.81 $     0.75
                           ==========  ==========  ========== ==========
  Preferred                 $    0.12  $        -  $     0.12 $        -
                           ==========  ==========  ========== ==========

The accompanying notes are an integral part of the financial statements.

<PAGE 5>

                        WINSTON HOTELS, INC.
           UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          ($ in thousands)

                                           Nine Months     Nine Months
                                              Ended           Ended
                                         Sept. 30, 1997  Sept. 30, 1996
                                         --------------  --------------
Cash flows from operating activities:
  Net income                             $       12,622  $       10,047
  Adjustments to reconcile net income
   to net cash provided by operating
   activities:
      Minority Interest                           1,100             567
      Depreciation                                7,182           4,672
      Amortization recorded as interest
       expense                                      316             164
      Amortization of franchise fees                 71              52
      Unearned compensation amortization             56              56
Changes in assets and liabilities:
      Lease revenue receivable                   (2,985)         (3,729)
      Prepaid expenses and other assets            (591)           (187)
      Accounts payable and accrued
       expenses                                     683            (166)
                                         --------------  --------------
          Net cash provided by operating
           activities                            18,454          11,476
                                         --------------  --------------


Cash flows used in investing activities:
  Franchise fees paid                              (337)           (502)
  Deferred acquisition costs                          2            (421)
  Investment in hotel properties                (57,653)        (62,805)
                                         --------------  --------------
          Net cash used in investing
           activities	                        (57,988)        (63,728)
                                         --------------  --------------

Cash flows provided by financing activities:
  Purchase of interest rate cap agreements          (69)              -
  Fees paid to increase and extend the
   line of credit                                   (21)            (23)
  Net proceeds from issuance of common stock        200          60,623
  Net proceeds from issuance of preferred
   stock                                         71,866               -
  Payment of distributions to common
   shareholders                                 (12,417)         (9,033)
  Payment of distributions to minority
   interest                                      (1,148)           (332)
  Net decrease in line of credit borrowings     (18,319)         (1,400)
                                         --------------  --------------
          Net cash provided by financing
           activities                            40,092          49,835
                                         --------------  --------------

Net increase/(decrease) in cash and cash
 equivalents                                        558          (2,417)

Cash and cash equivalents at beginning
 of period                                          234           2,496
                                         --------------  --------------

Cash and cash equivalents at end of
 period                                  $          792  $           79
                                         ==============  ==============

Supplemental disclosure:
      Cash paid for interest             $        2,809  $        1,823
                                         ==============  ==============

Summary of  non-cash investing and
financing activities:
     Investment in hotel properties
      payable   	                       $          703  $        1,736
     Distributions declared but not
      yet paid                                    5,216           4,340
     Issuance of partnership units in
      connection with the acquisition of
      hotel properties                           11,287           8,900
     Amounts included in accounts payable
      and accrued expenses related to the
      September 1997 stock offering                 363               -
     Adjustment to minority interest due to
      follow-on offerings and issuance of
      partnership units in connection with
      the acquisition of hotel properties         1,675           1,495


The accompanying notes are an integral part of the financial statements.

<PAGE 6>
                        WINSTON HOTELS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                             (UNAUDITED)
             ($ in thousands, except per share amounts)

1.ORGANIZATION
  ------------

  Winston Hotels, Inc. (the "Company") operates so as to qualify as a real estate investment trust ("REIT") for federal income tax purposes. The accompanying unaudited consolidated financial statements reflect, in the opinion of management, all adjustments necessary for a fair presentation of the interim financial statements. All such adjustments are of a normal and recurring nature. Due to the seasonality of the hotel business, the information for the three and nine month periods ended September 30, 1997 and 1996 are not necessarily indicative of the results for a full year.

2.ACQUISITIONS
  ------------

  On July 14, 1997, the Company acquired two hotel properties for purchase prices totaling approximately $16,700 which included a cash payment of approximately $6,300 and the issuance of 815,000 limited partnership units by WINN Limited Partnership. The properties purchased were the 202-room Courtyard by Marriott-Brookhollow in Houston, TX and the 126-room Hampton Inn in West Springfield, MA. On July 17, 1997, the seller redeemed 374,900 of these limited partnership units, valued at $4,799, in exchange for 374,900 newly issued shares of the Company's Common Stock, valued at $4,799.

  On August 6, 1997, the Company purchased a 127-room Holiday Inn Express in Clearwater, FL for approximately $6,400 in cash.

  On September 30, 1997, the Company acquired two hotel properties in Ann Arbor, MI for purchase prices totaling approximately $15,100 in cash. These properties include the 160-room Courtyard by Marriott and the 110-room Fairfield Inn hotels.

3.PRO FORMA FINANCIAL INFORMATION
  -------------------------------

  These unaudited pro forma condensed statements of income of the Company are presented as if the June 1996 Common Stock and September 1997 Preferred Stock follow-on offerings had occurred January 1, 1996 and the Company had acquired all 37 of the current hotels on the later of January 1, 1996 or the hotel opening date. These unaudited pro forma condensed statements of income are not necessarily indicative of what actual results of operations of the Company would have been assuming such transactions had been completed as of the dates described above, nor does it purport to represent the results of operations for future periods:


<PAGE 7>

                        WINSTON HOTELS, INC.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
                             (UNAUDITED)
             ($ in thousands, except per share amounts)


                                  Pro Forma             Pro Forma
                               Nine Months Ended     Nine Months Ended
                                 Sept. 30, 1997        Sept. 30, 1996
                               -----------------     -----------------
Percentage lease and other
 revenue                       $          32,033     $          29,270
                               -----------------     -----------------

Expenses:
 Real estate taxes and property
  and casualty insurance                   2,181                 1,755
 General and administrative                1,620                 1,362
 Interest expense                            550                   260
 Depreciation                              8,006                 7,172
 Amortization                                145                   145
                               -----------------     -----------------
 Total expense                            12,502                10,694
                               -----------------     -----------------

 Income before allocation to
  minority interest                       19,531                18,576
Income allocation to minority
  interest                                 1,924                 1,722
                               -----------------     -----------------
 Net income                               17,607                16,854
 Preferred share distribution              5,203                 5,203
                               -----------------     -----------------

 Net income applicable to common
  shareholders                 $          12,404     $          11,651
                               =================     =================


 Net income per common share   $            0.82     $            0.78
                               =================     =================

 Weighted average number of
  common shares and common share
  equivalents          	              17,458,621            17,207,820

                               =================     =================


4.PREFERRED STOCK
  ---------------

  On September 11, 1997, the Company issued 3,000,000 shares of 9.25% Series A Cumulative Preferred Stock ($25 liquidation preference per share plus unpaid cumulative distributions).
  Except in the event of certain occurrences, the preferred shares are not redeemable prior to September 28, 2001. The Company used the net proceeds from the offering of approximately $72,000 to pay down most of the then outstanding debt under its line of credit, and thereby created additional borrowing capacity to finance the acquisition and development of additional hotel properties. As of September 30, 1997, distributions have been accrued for the portion of the quarter the Preferred Stock was outstanding. These distributions will be paid, together with the fourth quarter distributions, in January 1998.

5.SUBSEQUENT EVENTS
  -----------------

  On October 29, 1997, the Company purchased a 156-room Hampton Inn in White Plains, New York (the "White Plains hotel") for approximately $12,500 in cash.

<PAGE 8>

                        WINSTON HOTELS, INC.
       NOTES TO CONSOLIDATED FINANCIAL STATEMENTS - continued
                             (UNAUDITED)
             ($ in thousands, except per share amounts)

  On October 29, 1997, Winston Hospitality, Inc. (the "Lessee") entered into an agreement with CapStar Hotel Company ("CapStar") under which a subsidiary of CapStar would acquire the rights to leases for the Current Hotels, the White Plains hotel, and five hotels currently under development by the Company. Conditional upon the closing of this agreement, which is anticipated to occur during 1997, and in exchange for certain other undertakings by CapStar, the Company intends to extend the term of the Percentage Leases to 15 years from the date of closing.

6.EARNINGS PER SHARE
  ------------------

  The  Company will adopt Statement of Financial Accounting Standards
  (SFAS) No. 128, "Earnings Per Share," on December 31, 1997. SFAS No. 128 requires the Company to change its method of computing, presenting and disclosing earnings per share information. Upon adoption, all prior period data presented will be restated to conform to the provisions of SFAS No. 128.

  If the Company had adopted SFAS No. 128 for the period ended September 30, 1997, the following computation would have been used to arrive at basic income per common share and diluted income per common share that would have been presented on the consolidated statements of income:


                                   Three      Three      Nine       Nine
                                   Months     Months     Months     Months
                                   Ended      Ended      Ended      Ended
                                   Sept.      Sept.      Sept.      Sept.
                                   30, 1997   30, 1996   30, 1997   30, 1996
                                   --------   --------   --------   --------
  Basic income per common share:
    Net income                     $  4,889   $  4,750   $ 12,622   $ 10,047
     Less preferred stock
       dividends                       (366)        -        (366)         -
                                   --------   --------   --------   --------

     Income available to common
       shareholders                $  4,523   $  4,750   $ 12,256   $ 10,047
                                   ========   ========   ========   ========

     Weighted average common
       shares outstanding        16,129,280 15,688,415 15,922,592 11,951,787
                                 ========== ========== ========== ==========

     Basic income per common
         share                     $   0.28   $   0.30   $   0.77   $   0.84
                                   ========   ========   ========   ========

  Diluted income per common share:
     Net income                    $  4,889   $  4,750   $ 12,622   $ 10,047
     Plus income allocation to
      minority interest                 490        337      1,100        567
     Less preferred stock
       dividends                       (366)         -       (366)         -
                                   --------   --------   --------   --------
     Income available to common
       shareholders and minority
       interest                    $  5,013   $  5,087   $ 13,356   $ 10,614
                                   ========   ========   ========   ========

     Weighted average shares:
       Common shares outstanding 16,129,280 15,688,415 15,922,592 11,951,787
       Units with redemption
        rights                    1,670,889  1,124,217  1,402,112    665,722
       Stock options                 78,294    134,978     70,397     77,931
                                 ---------- ---------- ---------- ----------
       Total shares              17,878,463 16,947,610 17,395,101 12,695,440
                                 ========== ========== ========== ==========

     Diluted income per common
       share                       $   0.28   $   0.30   $   0.77   $   0.84
                                   ========   ========   ========   ========

<PAGE 9>

                      WINSTON HOSPITALITY, INC.
                           BALANCE SHEETS
             ($ in thousands, except per share amounts)

                                 ASSETS
                                         September 30,    December 31,
                                            1997            1996
                                         -------------    ------------
                                         (unaudited)
Current assets:
  Cash and cash equivalents              $       9,720    $      5,463
  Accounts receivable:
    Trade                                        2,147           1,166
    Lessor                                         836           1,391
    Affiliates                                     100              95
    Shareholders                                     -              71
  Prepaid expenses and other assets                274             220
                                         -------------    ------------
          Total current assets                  13,077           8,406
                                         -------------    ------------

Furniture, fixtures and equipment:
  Furniture and equipment                          395             323
  Leasehold improvements                           113             113
                                         -------------    ------------
                                                   508             436
  Less accumulated depreciation and
   amortization                                    239             178
                                         -------------    ------------
          Net furniture, fixtures
           and equipment                           269             258
                                         -------------    ------------
          Total assets                   $      13,346    $      8,664
                                         =============    ============

                  LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable:
    Trade                                $       1,417     $    1,259
    Affiliates                                       -            146
    Shareholders                                   208              -
  Percentage lease payable to Lessor             7,596          4,611
  Accrued salaries and wages                       954            874
  Accrued sales and occupancy taxes                736            462
  Other current liabilities                        841            618
                                         -------------    ------------
          Total current liabilities             11,752          7,970

Shareholders' equity:
  Common stock, $.01 par value, 100 shares
   authorized, issued and outstanding                1               1
  Additional paid-in capital                        49              49
  Retained earnings                              1,544             644
                                         -------------    ------------
          Total shareholders' equity             1,594             694
                                         -------------    ------------
          Total liabilities and
           shareholders' equity          $      13,346    $      8,664
                                         =============    ============


The accompanying notes are an integral part of the financial statements.

<PAGE 10>

                      WINSTON HOSPITALITY, INC.
                   UNAUDITED STATEMENTS OF INCOME
                          ($ in thousands)

                              Three       Three       Nine       Nine
                              Months     Months      Months     Months
                              Ended       Ended      Ended      Ended
                            Sept. 30,   Sept. 30,  Sept. 30,  Sept. 30,
                               1997       1996        1997       1996
                            ---------   ---------  ---------  ---------
Revenue:
  Room                      $  22,098   $  17,702  $  58,911  $  43,129
  Food and beverage               713         584      2,123      1,024
  Other, net                      492         323      1,179        889
  Interest income                  64          26        129         75
                            ---------   ---------  ---------  ---------
     Total revenue             23,367      18,635     62,342     45,117
                            ---------   ---------  ---------  ---------

Expenses:
  Property operating            7,999       6,223     21,264     15,184
  Repairs and maintenance         988         934      2,823      2,259
  Food and beverage               533         437      1,512        796
  General and administrative      700         475      1,860      1,471
  Franchise costs               2,041       1,537      5,376      3,765
  Management fees                 260         283        909        976
  Percentage lease payments    10,328       8,389     27,098     19,721
                            ---------   ---------  ---------  ---------
     Total expenses            22,849      18,278     60,842     44,172
                            ---------   ---------  ---------  ---------

     Net income             $     518   $     357  $   1,500  $     945
                            =========   =========  =========  =========




















The accompanying notes are an integral part of the financial statements.

<PAGE 11>
                      WINSTON HOSPITALITY, INC.
                 UNAUDITED STATEMENTS OF CASH FLOWS
                          ($ in thousands)


                                           Nine Months     Nine Months
                                              Ended           Ended
                                         Sept. 30, 1997  Sept. 30, 1996
                                         --------------  --------------
Cash flows from operating activities:
  Net income                             $        1,500  $          945
  Adjustments to reconcile net income to
   net cash provided by operating
   activities:
     Depreciation                                    61              60
     Changes in assets and liabilities:
       Accounts receivable - trade                 (981)         (1,378)
       Prepaid expenses and other assets            (54)           (112)
       Accounts payable - trade                     158             591
       Percentage lease payable to Lessor         2,985           3,729
       Accrued expenses and other
        liabilities                                 577             891
                                         --------------  --------------
          Net cash provided by operating
           activities                             4,246           4,726
                                         --------------  --------------

Cash flows provided by (used in) investing
 activities:
  Purchases of furniture, fixture and
   equipment                                        (72)            (94)
  Advances from/(to) lessor, affiliates
   and shareholders                                 683          (2,037)
                                         --------------  --------------
          Net cash provided by (used in)
           investing activities                     611          (2,131)
                                         --------------  --------------

Cash flows used in financing activities:
  Distributions to shareholders                    (600)           (485)
                                         --------------  --------------
          Net cash used in financing
           activities                              (600)           (485)
                                         --------------  --------------

Net increase in cash and cash equivalents         4,257           2,110
Cash and cash equivalents at beginning
 of period                                        5,463           2,249
                                         --------------  --------------

Cash and cash equivalents at end of
 period                                  $        9,720  $        4,359
                                         ==============  ==============












The accompanying notes are an integral part of the financial statements.

<PAGE 12>
                      WINSTON HOSPITALITY, INC.
                    NOTES TO FINANCIAL STATEMENTS
                             (UNAUDITED)
                          ($ in thousands)

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

SUBSEQUENT EVENTS
On October 29, 1997, Winston Hospitality, Inc. (the "Lessee") signed agreements with CapStar Hotel Company ("CapStar"), a Washington, D.C. -based public company which owns and operates full-service hotels, under which a subsidiary of CapStar would acquire the rights to leases with the Company and certain furniture, fixtures and equipment and other assets, for approximately $10,000 in cash and $24,000 in one of CapStar's operating partnership units. Pursuant to the terms of the agreements, substantially all of the Lessee's employees would be offered positions with CapStar. Management contracts for the 10 hotels currently managed by third parties would be assumed by CapStar, as would operations for the remaining Current Hotels, one hotel which was acquired by the Company in October 1997, and five hotels currently under development by the Company. In connection with the transactions, the Lessee anticipates incurring approximately $1,550 in costs, primarily related to the transfer of franchise rights, termination of certain employees and legal, advisory and other fees. In addition, the Lessee would be at risk for the eventual collection of accounts receivable and the liquidation of other current assets as of the date of closing.


<PAGE 13>
ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS
        ($ in thousands, except per share amounts)

OVERVIEW

Winston Hotels, Inc. (the "Company"), which consummated an underwritten initial public offering in June, 1994, follow-on offerings of Common Stock in May 1995 and in June 1996, and of
Preferred Stock in September 1997, operates as a REIT to invest in hotel properties and owned 37 hotels (the "Current Hotels") as of
September 30, 1997. The Company owned twenty-one hotels as of December 31, 1995 (the "1995 Hotels"), acquired five hotels in May 1996, three hotels in July 1996, one hotel in September 1996, one hotel in December 1996 (collectively, all ten are the "1996 Acquired Hotels") and acquired one hotel in May 1997, two hotels in July 1997, one hotel in August 1997 and two hotels in September 1997 (collectively, all six are the "1997 Acquired Hotels"). Three of the 1996 Acquired Hotels opened in 1996, on February 29, June 27 and November 8 respectively (the "Newly Developed Hotels"). The Company currently leases the Current Hotels to Winston Hospitality, Inc., (the "Lessee") under percentage lease agreements (the "Percentage Leases") through which it receives its principal source of revenue. On October 29, 1997 the Lessee entered into an agreement with CapStar Hotel Company ("CapStar") under which a subsidiary of CapStar would acquire the rights to leases for the Current Hotels, one hotel acquired in October, 1997, and five hotels currently under development by the Company. Conditional upon the closing of this agreement, which is anticipated to occur during 1997, and in exchange for certain other undertakings by CapStar, the Company intends to extend the term of the Percentage Leases to 15 years from the date of closing.

RESULTS OF OPERATIONS

For the three and nine months ended September 30, 1997 and 1996, the differences in operating results are primarily attributable to the fact that the Company owned more hotels in 1997 than it did in 1996. The table below outlines the Company's number of hotel properties owned as of September 30, 1997 and 1996:

                                    Properties Owned
                         ------------------------------------------
   Type of Hotel         September 30, 1997      September 30, 1996
  ---------------        ------------------      -------------------
  Limited Service Hotels         34                       27
  Extended Stay Hotels            2                        2
  Full Service Hotels             1                        1
                                 ---                      ---
  Total                          37                       30


In order to present a more meaningful comparison of operations, in addition to the comparison of actual results of the Company and the Lessee for the three and nine months ended September 30, 1997 versus actual results for the three and nine months ended September 30, 1996, below is an analysis of the pro forma results for the Company for the three and nine months ended September 30, 1997 versus pro forma results for the three and nine months ended September 30, 1996 as if the follow-on offerings and, the 1996 and the 1997 acquisitions had occurred on the later of January 1, 1996 or the hotel opening dates for the two Newly Developed Hotels which opened prior to September 30, 1996.




<PAGE 14>

THE COMPANY

ACTUAL - THREE MONTHS ENDED SEPTEMBER 30, 1997 VS ACTUAL - THREE
----------------------------------------------------------------
MONTHS ENDED SEPTEMBER 30, 1996
-------------------------------

The Company had revenues of $10,406 in 1997, consisting of $10,328 of Percentage Lease revenues and $78 of interest and other income. Percentage Lease revenues increased by $1,939, or 23%, in 1997 from $8,389 in 1996. This increase was comprised of: (i) $142 due to the rent formulas of the Percentage Leases increasing rent payments by the Lessee by an average of 35% of the $194 in increased room revenues attributable to inflation and by an average 65% of the $114 in increased room revenues attributable primarily to higher rates; plus (ii) $719 for the 1996 Acquired Hotels; and (iii) $1,292 for the 1997 Acquired Hotels; offset in-part by (iv) a net decrease of $214 in lease revenues, primarily attributable to changes in occupancy at several hotels which were undergoing renovations.

Real estate taxes and property and casualty insurance costs incurred in 1997 were $670, an increase of $262 from $408 in 1996. This increase was primarily attributable to the greater number of hotels owned during the 1997 period than in the 1996 period. General and administrative expenses increased $338 to $723 in 1997 from $385 in 1996. This increase was primarily attributable to approximately $225 in one-time costs incurred with both listing our Common Stock on the New York Stock Exchange and changes in the financial management staff, as well as additional overhead costs related to increased activities  of  the Company in 1997.  Interest expense  increased  by
$525 to $977 in 1997 from $452 in 1996. This increase was attributable to: (i) $74 related to the increase in weighted average interest rates from the third quarter of 1996 to the third quarter of 1997; (ii) $675 related to the increase in the weighted average level of borrowings from the third quarter of 1996 to the third quarter of 1997; and (iii) $68 of increased amortization of line of credit fees and unused line of credit fees in connection with the $125,000 line of credit which was obtained in the fourth quarter of 1996. These increases were offset by an increase of $292 of capitalized interest costs during the third quarter of 1997 in connection with the Company's development projects. Depreciation increased $549 to $2,612 in 1997 from $2,063 in 1996, primarily due to depreciation related to the 1996 Acquired Hotels, the 1997 Acquired Hotels and renovations completed during 1996 and 1997.

PRO FORMA - THREE MONTHS ENDED SEPTEMBER 30, 1997 VS PRO FORMA -
----------------------------------------------------------------
THREE MONTHS ENDED SEPTEMBER 30, 1996
-------------------------------------

The Company had pro forma revenues of $11,414 for the three months ended September 30, 1997, consisting of $11,330 of pro forma
Percentage Lease revenues and $84 of pro forma interest and other income. Pro forma Percentage Lease revenues increased by $664, or 6%, to $11,330 in 1997 from $10,666 in 1996. This increase was primarily comprised of: (i) $476 due to the rent formulas of the Percentage Leases increasing pro forma rent payments by the Lessee by an average of 37% of the $256 in increased pro forma revenues attributable to inflation and 68% of the $560 in increased pro forma room revenues attributable primarily to higher rates, plus (ii) $436 in increased pro forma lease revenues attributable to the opening of the Newly Developed Hotels; offset in part by (iii) a net decrease of $248 in pro forma lease revenues, primarily attributable to changes in occupancy at several hotels which were undergoing renovations.


Pro forma real estate taxes and property and casualty insurance costs incurred in 1997 were $736, an increase of $142 from $594 in 1996. This increase was attributable primarily to the Newly Developed Hotels. General and administrative expenses increased $327 to $730 in 1997 from $403 in 1996. This

<PAGE 15>

increase was primarily attributable to approximately $225 in one-time costs incurred in connection with both listing our Common Stock on the New York Stock Exchange and changes in the financial management staff, as well as additional overhead costs related to increased activities of the Company in 1997. Interest expense increased $87 to $170 in 1997 from $83 in 1996. The increase was attributable to the increase in the Company's line of credit from $50,000 to $125,000 in October, 1996. Depreciation increased $172 to $2,779 in 1997 from $2,607 in 1996. This was attributable primarily to the Newly Developed Hotels.

ACTUAL - NINE MONTHS ENDED SEPTEMBER 30, 1997 VS ACTUAL - NINE
--------------------------------------------------------------
MONTHS ENDED SEPTEMBER 30, 1996
-------------------------------

The Company had revenues of $27,230, in 1997, consisting of $27,098 of Percentage Lease revenues and $132 of interest and other income. Percentage Lease revenues increased by $7,377, or 37%, in 1997 from $19,721 in 1996. This increase was comprised of: (i) $598 due to rent formulas of the Percentage Leases increasing rent payments by the Lessee by an average of 35% of the $590 in increased room revenues attributable to inflation and by an average 66% of the $595 in increased room revenues attributable primarily to higher rates; plus (ii) $5,515 for the 1996 Acquired Hotels; and (iii) $1,637 for the 1997 Acquired Hotels; offset in-part by (iv) a net decrease of $373 in lease revenues, primarily attributable to changes in occupancy at several hotels which were undergoing renovations.

Real estate taxes and property and casualty insurance costs incurred in 1997 were $1,826, an increase of $724 from $1,102 in 1996. This increase was primarily attributable to the greater number of hotels owned during the 1997 period than in the 1996 period. General and administrative expenses increased $302 to $1,585 in 1997 from $1,283 in 1996. This increase was primarily attributable to approximately $225 in one-time costs incurred with both listing our Common Stock on the New York Stock Exchange and changes in the financial management staff, as well as additional overhead costs related to increased activities of the Company in 1997. Interest expense increased by $762 to $2,788 in 1997 from $2,026 in 1996. This increase was attributable to: (i) $84 related to the increase in weighted average interest rates from the third quarter of 1996 to the third quarter of 1997; (ii) $1,105 related to the increase in the weighted average level of borrowings from the third quarter of 1996 to the third quarter of 1997; and (iii) $269 of increased amortization of line of credit fees and unused line of credit fees in connection with the $125,000 line of credit which was obtained in the fourth quarter of 1996. These increases were offset by $696 of capitalized interest costs during the third quarter of 1997 in connection with the Company's development projects. Depreciation increased $2,510 to $7,182 in 1997 from $4,672 in 1996, primarily due to depreciation related to the 1996 Acquired Hotels, the 1997 Acquired Hotels and renovations completed during 1996 and 1997.

PRO FORMA - NINE MONTHS ENDED SEPTEMBER 30, 1997 VS PRO FORMA - NINE
--------------------------------------------------------------------
MONTHS ENDED SEPTEMBER 30, 1996
-------------------------------

The Company had pro forma revenues of $32,033 for the nine months ended September 30, 1997, consisting of $31,808 of pro forma
Percentage Lease revenues and $225 of pro forma interest and other income. Pro forma Percentage Lease revenues increased by $2,752, or 9%, to $31,808 in 1997 from $29,056 in 1996. This increase was primarily composed of: (i) $1,432 due to rent formulas of the Percentage Leases increasing pro forma rent payments by the Lessee by an average of 36% of the $741 in increased pro forma room revenues attributable to inflation and 68% of the $1,712 in increased pro forma room revenues attributable primarily to higher rates; plus (ii) $1,847 in increased pro forma lease revenues attributable to the opening of the Newly Developed Hotels; offset in part by (iii) a net


<PAGE 16>

decrease of $527 in pro forma lease revenues attributable to changes in occupancy at several hotels which were undergoing renovations.

Pro forma real estate taxes and property and casualty insurance costs incurred in 1997 were $2,181, an increase of $426 from $1,755 in 1996. This increase was attributable primarily to the Newly Developed Hotels. Pro forma general and administrative expenses increased $258 to $1,620 in 1997 from $1,362 in 1996. This increase is primarily attributable to approximately $225 in one-time costs incurred in connection with listing our Common Stock on the New York Stock Exchange and changes in the financial management staff. Interest expense increased $290 to $550 in 1997 from $260 in 1996. The increase was attributable to the increase in the Company's line of credit from $50,000 to $125,000 in October, 1996. Deprecation increased $834 to $8,006 in 1997 from $7,172 in 1996. This increase was primarily attributable to the Newly Developed Hotels.

THE LESSEE

ACTUAL  -  THREE MONTHS ENDED SEPTEMBER 30, 1997 VS ACTUAL - THREE
------------------------------------------------------------------
MONTHS ENDED SEPTEMBER 30, 1996
-------------------------------

The   following   table  sets  forth  certain  historical   financial
information for the periods indicated:


                           Three Months      Three Months
                              Ended             Ended            Change
                          September 30,     September 30,
                               1997              1996           $       %
                          --------------    --------------    -------------
Revenue:
  Room                    $22,098  94.5%    $17,702  95.0%    $4,396  24.8%
  Food and beverage           713   3.1%        584   3.1%       129  22.1%
  Other, net                  492   2.1%        323   1.7%       169  52.3%
  Interest income              64   0.3%         26   0.2%        38 146.2%
                          --------------    --------------    -------------
    Total revenue          23,367 100.0%     18,635 100.0%     4,732  25.4%
                          --------------    --------------    -------------

Expenses:
  Property operating
   expenses                 7,999  34.2%      6,223  33.4%     1,776  28.5%
  Repairs and maintenance     988   4.2%        934   5.0%        54   5.8%
  Food and beverage           533   2.3%        437   2.3%        96  22.0%
  General and administrative  700   3.0%        475   2.6%       225  47.4%
  Franchise costs           2,041   8.8%      1,537   8.3%       504  32.8%
  Management fees             260   1.1%        283   1.5%       (23) (8.1%)
  Percentage lease
   payments                10,328  44.2%      8,389  45.0%     1,939   23.1%
                          --------------    --------------    --------------
    Total expenses         22,849  97.8%     18,278  98.1%     4,571   25.0%
                          --------------    --------------    --------------
    Net income            $   518   2.2%    $   357   1.9%    $  161   45.1%
                          ==============    ==============    ==============

The increase of $4,732 in total revenue and $4,571 in total expenses is primarily due to the operation of a greater number of hotels for the three months ended September 30, 1997 as compared with the same period of 1996.

The increase of $4,396 in room revenues was due to: (i) a decrease in room revenues of $2 for the 1995 Hotels; (ii) an increase in room revenues of $1,626 for the 1996 Acquired Hotels (including $1,055 for the Newly Developed Hotels); and (iii) room revenues of $2,772 for the 1997 Acquired Hotels.

<PAGE 17>


Repairs and maintenance expense declined as a percentage of total revenue, in part because of the timing of certain costs which are expected to occur during the fourth quarter of 1997, and in part because of the nature of certain fixed costs which generally do not vary as a percentage of revenues. Management fees decreased to 1.1% of total revenues in 1997 from 1.5% of total revenues in 1996, as a result of a lower proportion of hotels and total revenues under third party management in 1997 than 1996 and also as a result of lower profits from hotels under management in 1997 than 1996.

The increase in net income was generally a result of: (i) the increase in profits from a higher volume of revenues; (ii) temporary savings from repairs and maintenance expenses which are expected to be incurred during the fourth quarter of 1997; and (iii) a lesser portion of profitable operations under third party management in 1997 than in 1996.

ACTUAL - NINE MONTHS ENDED SEPTEMBER 30, 1997 VS ACTUAL - NINE MONTHS ENDED SEPTEMBER 30, 1996

The   following   table  sets  forth  certain  historical   financial
information for the periods indicated:


                           Nine Months        Nine Months
                              Ended             Ended            Change
                          September 30,     September 30,
                               1997              1996           $       %
                          --------------    --------------    --------------
Revenue:
  Room                    $58,911  94.5%    $43,129  95.6%    $15,782  36.6%
  Food and beverage         2,123   3.4%      1,024   2.3%      1,099 107.3%
  Other, net                1,179   1.9%        889   2.0%        290  32.6%
  Interest income             129   0.2%         75   0.1%         54  72.0%
                          --------------    --------------    --------------
    Total revenue          62,342 100.0%     45,117 100.0%     17,225  38.2%
                          --------------    --------------    --------------


Expenses:
  Property operating
   expenses                21,264  34.1%     15,184  33.7%      6,080  40.0%
  Repairs and maintenance   2,823   4.5%      2,259   5.0%        564  25.0%
  Food and beverage         1,512   2.4%        796   1.8%        716  89.9%
  General and
   administrative           1,860   3.0%      1,471   3.2%        389  26.4%
  Franchise costs           5,376   8.6%      3,765   8.3%      1,611  42.8%
  Management fees             909   1.5%        976   2.2%        (67) (6.9%)
  Percentage lease
   payments                27,098  43.5%     19,721  43.7%      7,377  37.4%
                          --------------    --------------    --------------
    Total expenses         60,842  97.6%     44,172  97.9%     16,670  37.7%
                          --------------    --------------    --------------
    Net income            $ 1,500   2.4%    $   945   2.1%    $   555  58.7%
                          ==============    ==============    ==============


The increase of $17,225 in total revenue and $16,670 in total expenses is primarily due to the operation of a greater number of hotels for the nine months ended September 30, 1997 as compared with the same period of 1996.

The increase of $15,782 in room revenues was due to: (i) an increase in room revenues of $678, for the 1995 Hotels; (ii) an increase in room revenues of $11,606 for the 1996 Acquired Hotels (including $4,901 from the Newly Developed Hotels); and (iii) room revenues of $3,498 for the 1997 Acquired Hotels. Food and beverage revenue increased $1,099 primarily due to the acquisition of a full service hotel in May 1996.


<PAGE 18>


Repairs and maintenance expense declined as a percentage of total revenue, in part because of the timing of certain costs which are expected to occur during the fourth quarter of 1997, and in part because of the nature of certain fixed costs which generally do not vary as a percentage of revenues. Food and beverage expense increased $716 primarily due to the acquisition of a full-service hotel in May 1996. General and administrative expense declined as a percentage of total revenue, primarily because certain fixed costs do not vary as a percentage of revenues. Management fees decreased to 1.5% of total revenues in 1997 from 2.2% of total revenues in 1996, primarily as a result of a lower proportion of hotels and total revenues under third party management in 1997 than 1996.

The increase in net income was generally a result of: (i) the increase in profits from a higher volume of revenues; (ii) temporary savings from repairs and maintenance expenses which are expected to be incurred during the fourth quarter of 1997; (iii) economies noted above relating to general and administrative expenses; and (iv) a lesser portion of profitable operations under third party management in 1997 than in 1996; offset in part by (v) increases in food and beverage costs from the full-service hotel operation of one hotel that was acquired in May 1996.

LIQUIDITY AND CAPITAL RESOURCES

The Company finances its operations from operating cash flow, which is principally derived from Percentage Leases. For the nine months ended September 30, 1997, cash flow provided by operating activities was $18,454 and funds from operations, which is equal to net income before minority interest, plus depreciation, less preferred dividends, was $20,538. Under Federal income tax law provisions applicable to REITs, the Company is required to distribute at least 95% of its taxable income to maintain its tax status as a REIT.
During the first nine months of 1997, the Company declared distributions of $14,076 to its common shareholders and $366 to its preferred shareholders. Because the Company's cash flow from operating activities is expected to exceed its taxable income due to depreciation and amortization expenses, the Company expects to be able to meet its distribution requirements out of cash flow from operating activities.

The Company's net cash used in investing activities for the nine months ended September 30, 1997 totaled $57,988, including $39,750 related to the acquisition of the 1997 Acquired Hotels, $6,676 for hotel renovations primarily of the 1996 Acquired Hotels, and $11,227 for the development of four new extended-stay hotels and one limited-service hotel, which are expected to cost approximately $50,000. The development of these hotels is expected to be completed during the first and second quarters of 1998. The total cost of the 1997 Acquired Hotels was $50,182 including $39,750 in cash and $10,432 in WINN Limited Partnership units.

The Company plans to spend approximately $8,500 to renovate certain of its recently acquired Current Hotels during the next twelve months. These expenditures are in addition to the reserve of 5% of room revenues for its limited-service hotels and 7% of room revenues and food and beverage revenues from its full-service hotels which the Company is required to set aside under its Percentage Leases for periodic capital improvements and the refurbishment and replacement of furniture, fixtures and equipment at its Current Hotels. In the nine months ended September 30, 1997, the Company set aside $3,130 for such reserves. These reserves are in addition to amounts spent on normal repairs and maintenance which have approximated 4.8% and 5.2% of room revenues for the nine months ended September 30, 1997 and 1996, respectively, and are paid by the Lessee.

The Company's net cash provided by financing activities for the nine months ended September 30, 1997 totaled $40,092, primarily attributable to net proceeds from the issuance of Preferred Stock of

<PAGE 19>

$71,866, offset by a net decrease of $18,319 in the line of credit borrowings, the payment of distributions to shareholders of $12,417, and to minority interest of $1,148.

The Company has collateralized a portion of its $125,000 line of credit with 28 of its Current Hotels. As of September 30, 1997 there was $94,447 available for borrowing ("Line Availability"), of which $24,481 was outstanding. The Line Availability is calculated quarterly, and increases if cash flow attributable to the collateral hotels increases and/or the Company adds additional hotels as collateral. The Company's Articles of Incorporation limit its total amount of indebtedness to 45% of the purchase prices paid by the Company for its investments in hotel properties, as defined. As of September 30, 1997, the Company had additional borrowing capacity under the debt limitation of approximately $190,000 assuming it invests all borrowings in additional hotels.

Under an arrangement with Promus Hotels, Inc. ("Promus") the Company has an agreement to acquire a 123-suite Homewood Suites hotel being developed by Promus in Richmond, Virginia. The Company expects to acquire this hotel upon its completion, which Promus estimates will occur during the first quarter of 1998, for a purchase price approximating Promus' development cost, estimated to be $8,600. Conditions to the Company's obligation to purchase include its approval of the building specifications and Promus' completion of construction within certain cost limitations and by a specified delivery date. Pursuant to the arrangement, Promus has agreed to invest $1,845 in the Company's Common Stock (at the then-current market price per share), in connection with the purchase of this hotel.

The Company intends to acquire and develop additional hotel properties, including those described herein, that meet its investment criteria and is continually evaluating acquisition opportunities. It is expected that future hotel acquisitions and development will be financed, in whole or in part, from additional follow-on offerings, from borrowings under the line of credit, from joint venture agreements, and/or from the issuance of other debt or equity securities. There can be no assurances that the Company will acquire any additional hotels, or that any hotel development will be undertaken, or if commenced, that it will be completed on schedule or on budget. Further, there can be no assurances that the Company will be able to obtain any additional financing.

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

FORWARD LOOKING STATEMENTS

This report contains certain "forward looking" statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, including, but not limited to, those paragraphs relating to development and acquisition of hotels in this section. These statements represent the Company's judgment and are subject to risks and uncertainties that could cause actual operating results to differ materially from those expressed or implied in the forward looking statements. Important factors that could cause actual results to differ include, but are not limited to the following (i) risks associated with the Company's acquisition of hotels with little or no operating history, including the risk that such hotels will not achieve the level of revenue assumed by the Company in calculating the respective Percentage Rent formula; (ii) development risks, including risk of construction delay, cost overruns,




<PAGE 20>

receipt of zoning, occupancy and other required governmental permits and authorizations and the incurrence of development costs in connection with projects that are not pursued through completion; and (iii) factors identified in the Company's filings with the Securities and Exchange Commission, including the factors listed in the Company's Registration Statement on Form S-3 filed with the Securities and Exchange Commission on August 1, 1997.





<PAGE 21>

PART II - OTHER INFORMATION

Item 2.        Changes in Securities

          On September 11, 1997, the Company issued 3,000,000 shares of 9.25% Series A Cumulative Preferred Stock ($25 liquidation preference per share plus cumulative unpaid distributions). The Series A Preferred Stock will, with respect to dividend rights and rights upon liquidation, dissolution or winding up of the Company, rank (i) senior to all classes or series of Common Stock of the Company, and to all equity securities ranking junior to the Series A Preferred Stock with respect to dividend rights or rights upon liquidation, dissolution or winding up of the Company;
          (ii) on a parity with all equity securities issued by the Company the terms of which specifically provide that such equity securities rank on a parity with the Series A Preferred Stock with respect to dividend rights or rights upon liquidation, dissolution or winding up of the Company; and (iii) junior to all existing and future indebtedness of the Company. The term "equity securities" does not include convertible debt securities, which will rank senior to the Series A Preferred Stock prior to conversion.

Item 5.   Other Information

          On August 19, 1997, the Company announced that Philip R. Alfano would resign as Chief Financial Officer of the Company to pursue personal interests. Mr. Alfano's resignation became effective October 3, 1997. The Company is currently in the process of searching for a new Chief Financial Officer.

          On October 9, 1997, the Company announced the appointment of Brent V. West to the newly created position of Controller. Mr. West assumes the day-to-day responsibility of overseeing all of the financial operations of the REIT.

          On October 14, 1997, the Company announced that David C. Sullivan, Executive Vice President and Chief Operating Officer of Promus Hotel Corporation, has been appointed to the Company's Board of Directors. Mr. Sullivan will serve, effective January 1, 1998, after his retirement from Promus Hotel Corporation.



Item 6.        Exhibits and Reports on Form 8-K.


               27.1 Financial Data Schedule (For SEC use only)

             (b)       Reports on Form 8-K.

               (1) The  Company filed a report on Form 8-K dated July
                   11, 1997 reporting the Second Amended and Restated Agreement of Limited Partnership of WINN Limited Partnership, of which the Company currently is the Sole General Partner, became effective. A copy of the Second Amended Agreement was attached as Exhibit 4.1.

<PAGE 22>

               (2) The Company filed a report on Form 8-K dated September 8, 1997 reporting the public offering of 3,000,000 shares of the Company's 9.25% Series A Cumulative Preferred Stock, par value $.01 per share. Certain items of the Form 8-K were incorporated by reference into the Company's Registration Statement on Form S-3.


<PAGE 23>
                             SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    WINSTON HOTELS, INC.



Date   November 14, 1996            /s/Robert W. Winston, III
    ----------------------          --------------------------------
                                    Robert W. Winston, III
                                    Chief Executive Officer
                                    and President




Date   November 14, 1997            /s/ Brent V. West
    ----------------------          --------------------------------
                                    Brent V. West
                                    Controller (Principal Financial
                                     Officer)




<PAGE 24>

                        WINSTON HOTELS, INC.
         FORM 10-Q for the quarter ended September 30, 1997

                            EXHIBIT INDEX

Exhibit
Number    Description of Exhibit

27.1      Financial Data Schedule (For SEC use only)