Form 10-K405
period 1997-12-31
WINSTON HOTELS INC
filed 1998-03-27
CIK 920605

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1997

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


          Securities registered pursuant to Section 12(b) of the Act:

                     Common Stock, $0.01 par value per share
                   Preferred Stock, $0.01 par value per share
                                (Title of Class)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes [X}   No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. [X]

     The aggregate market value of the registrant's Common Stock at March 18, 1998, held by those persons deemed by the registrant to be non-affiliates was approximately $205,762,000.

     As of March 18, 1998, there were 16,194,480 shares of the registrant's Common Stock, $0.01 par value per share, outstanding.


                       DOCUMENTS INCORPORATED BY REFERENCE

Document                                                  Where Incorporated
--------                                                  ------------------
1. Proxy Statement for Annual Meeting of                  Part III
   Shareholders to be held on May 5, 1998

================================================================================

                              WINSTON HOTELS, INC.

                             Form 10-K Annual Report


                                      INDEX

                                                                           Page
                                                                           ----
PART I.

     ITEM 1.   BUSINESS                                                       3

     ITEM 2.   PROPERTIES                                                     9

     ITEM 3.   LEGAL PROCEEDINGS                                             15

     ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS           15

PART II.

     ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
               STOCKHOLDER MATTERS                                           15

     ITEM 6.   SELECTED FINANCIAL DATA                                       17

     ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS                           20

     ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK     24

     ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                   24

     ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
               ACCOUNTING AND FINANCIAL DISCLOSURE                           25

PART III.

     ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT            25

     ITEM 11.  EXECUTIVE COMPENSATION                                        25

     ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
               MANAGEMENT                                                    25

     ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                25

PART IV.

     ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
               FORM 8-K                                                      26

SIGNATURES

PART I.

ITEM 1.  BUSINESS

GENERAL DEVELOPMENT OF BUSINESS

   Winston Hotels, Inc. ("WHI") is an equity real estate investment trust ("REIT") organized on June 2, 1994, that through WINN Limited Partnership (the "Partnership") owns 38 hotels (the "Current Hotels") having an aggregate of 5,124 rooms as of December 31, 1997. WHI currently owns a 90.15% partnership interest in the Partnership and is its sole general partner. References to the "Company" herein refer to WHI and the Partnership, unless otherwise indicated or unless the context requires otherwise.

   In 1994, the Company completed an initial public offering of Common Stock (the "Common Stock") and used the majority of the offering proceeds to acquire one hotel property and a 93.96% general partnership interest in the Partnership. The Partnership used a substantial portion of the proceeds from the Company to acquire nine hotel properties (together with the hotel acquired by the Company, the "Initial Hotels"). During 1994, the Company acquired six additional hotels (the "1994 Acquired Hotels") utilizing proceeds from the initial public offering and borrowings under its line of credit. In 1995, the Company completed a second public offering (the "Follow-on Offering") and used the proceeds to purchase five additional hotels on May 18, 1995 ( the "1995 Acquired Hotels"). In 1996, the Company completed an additional follow-on offering and used the proceeds to:
(i) fund a portion of the purchase price of five of the ten hotel properties acquired in 1996 (collectively the ten hotels are the "1996 Acquired Hotels");
(ii) repay certain indebtedness of the Company; (iii) pay franchise fees, financing costs and closing costs related to the 1996 Acquired Hotels; and (iv) pay certain costs of capital improvements to the 1996 Acquired Hotels. In 1997, the Company completed an offering of 3,000,000 shares of 9.25% Series A Cumulative Preferred Stock ($25 liquidation preference per share) and used the net proceeds of approximately $71,500,000 to pay down existing debt. During 1997, the Company also acquired seven additional hotel properties (the "1997 Acquired Hotels") utilizing borrowings under its line of credit.

   Under the REIT qualification requirements of the Internal Revenue Code, REITs generally must lease their hotels to third party operators. Therefore, the Company and the Partnership lease the Current Hotels to CapStar Winston Company, L.L.C. (the "Lessee") pursuant to leases that provide for rent payments based, in part, on revenues from the Current Hotels (the "Percentage Leases"). Under the terms of the Percentage Leases, the Lessee is obligated to pay the Company the greater of base rent or percentage rent ("Percentage Rent"). The Percentage Leases are designed to allow the Company to participate in the growth in revenues at the Current Hotels by providing that a portion (ranging from 62% to 70%) of each Current Hotel's room revenues in excess of specified amounts will be paid to the Partnership or the Company as Percentage Rent. The Lessee operates 28 of the Current Hotels and Interstate Management and Investment Corporation ("IMIC") and Promus Hotels, Inc. ("Promus"), operate nine hotels and one hotel, respectively, under management agreements with the Lessee.

   Prior to November 17, 1997, the Current Hotels were leased pursuant to the Percentage Leases to Winston Hospitality, Inc. On November 17, 1997 and November 24, 1997, CapStar Management Company, L.P. purchased substantially all of the assets and assumed certain liabilities of Winston Hospitality, Inc., including the Current Hotels' leases. CapStar Management Company, L.P. is an affiliate of CapStar Hotel Company ("CapStar"), a public company. Concurrent with the transaction, the leases were assigned to the Lessee, also an affiliate of CapStar.

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

   Internal Growth Strategy. The Company participates in any increased room revenue from the Current Hotels through Percentage Leases. The Company believes that internal growth, through increases in Percentage Rent has and, in the future, may result from: (i) continued sales and marketing programs by the Lessee; (ii) completion of a refurbishment plan for certain of the Current Hotels; (iii) maintaining hotel franchises with demonstrated market acceptance and national reservation systems; and (iv) continuation of the industry-wide trend of increasing average daily room rate ("ADR") and revenue per available room ("REVPAR").

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

   Acquisition Strategy. The Company intends to acquire additional hotel properties with strong, national franchise affiliations in the mid-scale and lower upscale market segments, or hotel properties with the potential to obtain such franchise affiliations. In particular, the Company will consider acquiring limited-service hotels such as Hampton Inn, Comfort Inn, and Fairfield Inn hotels; full-service hotels such as Hilton Garden and Courtyard by Marriott hotels; and limited-service extended-stay hotel properties such as Homewood Suites, Hampton Inn and Suites and Residence Inn hotels (see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Forward Looking Statements").

   The Company intends to consider investments in hotel properties that meet one or more of the following criteria: (i) properties in locations with relatively high demand for rooms, a relatively low supply of hotel properties and barriers to easy entry into the hotel business, such as a scarcity of suitable sites or zoning restrictions; (ii) poorly managed properties in a deteriorated physical condition with the potential to increase performance after renovations and under quality management; (iii) properties in attractive locations that the Company believes could benefit significantly by changing franchises to a brand the Company believes will strengthen the acquired hotel's competitive position, including properties that would require complete renovation to qualify for a new franchise; and (iv) successful hotels available at favorable prices. The Company believes the relationship with CapStar will provide additional potential investment opportunities, opportunities the Company may not otherwise have had.

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

   In considering development opportunities, the Board of Directors will review the availability and pricing of existing hotels for sale in the area that meet its acquisition criteria, the availability of sites suitable for development, the costs and risks of developing and the availability of financing, as well as any other factors the Board of Directors deems relevant. Each Winston Affiliate (Charles Winston, Robert W. Winston, III, his wife Tracy Winston and trusts for the benefit of their minor children, Winston Hospitality, Inc., and any other affiliate of Charles Winston or Robert W. Winston, III are collectively referred to herein as the "Winston Affiliates") serving on the Company's or Winston Hospitality, Inc.'s Board of Directors has agreed that so long as he is on the board or is an officer of the Company or of Winston Hospitality, Inc., neither he nor his affiliates will develop or own interests in hotel properties except through the Company, or own more than five percent of any other publicly held hotel company.

   As of December 31, 1997 the Company had five hotel properties under development. The following table sets forth certain information for each project (see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Forward Looking Statements").

    HOTEL AND LOCATION       ROOMS   DEVELOPMENT COSTS (APPX.)   COMPLETION DATE
    ------------------       -----   -------------------------   ---------------
Homewood Suites
   Crabtree Valley
   Raleigh, NC                 137        $ 13,000                 Early 1998
Homewood Suites
   Alpharetta, GA              112          10,000                 Early 1998
Homewood Suites
   Lake Mary, FL               112          10,000                 Mid  1998
Homewood Suites
   Durham, NC                   96           9,000                 Late 1998
Courtyard by Marriott
   Winston-Salem, NC           120           8,000                 Late 1998


   Operations and Property Management. The Lessee currently operates 28 of the Current Hotels, IMIC manages nine of the Current Hotels and Promus manages one of the Current Hotels (collectively the "Property Managers") pursuant to management agreements with the Lessee with respect to each of such hotels. The Lessee and the Property Managers seek to increase revenues at the Current Hotels by using established systems to manage the Current Hotels for marketing, rate achievement, expense management, physical facility maintenance, human resources, accounting and internal auditing. Managers are trained in all aspects of hotel operations, with particular emphasis placed on customer service. Managers are trained in negotiation of prices with corporate and other clients and to be responsive to marketing requirements in their particular markets. The Lessee and the Property Managers employ a mix of marketing techniques designed for each specific Current Hotel, which include individual toll-free lines, cross-marketing of the Current Hotels' billboards and direct marketing, as well as taking advantage of national advertising by the franchisors of the Current Hotels.

   The Lessee leases the Current Hotels pursuant to the Percentage Leases. Under the Percentage Leases, the Lessee generally is required to perform all operational and management functions necessary to operate the Current Hotels. Such functions include accounting, periodic reporting, ordering supplies, advertising and marketing, maid service, laundry and maintenance. The Lessee is entitled to all profits and cash flow from the Current Hotels after payment of rent under the Percentage Leases and other operating expenses, including, in the case of the ten Current Hotels managed by the Property Managers, the management fee payable to the Property Managers. The Lessee, its affiliates and the Property Managers may manage other hotel properties in addition to hotels owned by the Company, however, the Lessee and its affiliates may not build or develop a hotel or motel within five miles of a leased Company hotel.

   Washington, D.C.-based CapStar owns and manages upscale, full-service hotels and resorts throughout the U.S. and Canada under such internationally known brands as Hilton, Sheraton, Marriott, Embassy Suites, Westin, Renaissance and Doubletree. Including one hotel under contract, as of February 2, 1998, CapStar's hotel portfolio comprised 54 owned hotels with 14,503 rooms, 40 leased hotels with 5,687 rooms and 27 managed hotels with 4,631 rooms, for a total of 121 properties with 24,821 rooms. On March 16, 1998, CapStar and American General Hospitality Corporation announced that they had signed an agreement to merge as equals. Under the terms of the agreement, CapStar will spin off its hotel operations and management business to its current shareholders as a new C-corporation to be called MeriStar Hotels and Resorts, Inc. CapStar will subsequently merge into American General Hospitality Corporation which will be named MeriStar Hospitality Corporation. The transaction is subject to approval by both CapStar's and American General Hospitality Corporation's shareholders.

   IMIC, a hotel development and management company, operates nine of the Current Hotels under separate management agreements with the Lessee. Each year, the Lessee pays IMIC a base management fee for each Current Hotel managed by IMIC based on a percentage of the budgeted gross operating profit for that year with incentive amounts based on actual gross operating profits if they exceed budgeted amounts. IMIC has agreed that each year it will spend a specified percentage of the gross revenues of each Current Hotel managed by IMIC on repairs and maintenance of the hotel. The Lessee has retained the right to control the expenditure of funds budgeted for capital and non-routine items, including, at its discretion, approving plans and selecting and overseeing contractors and other vendors. IMIC currently operates 24 hotels in five states, including 18 limited-service hotels and six full-service, convention or resort hotels.

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

Investments by Shareholders of Former Lessee

   As noted earlier, in November 1997, CapStar purchased substantially all of the assets and assumed certain liabilities of Winston Hospitality, Inc., including the Current Hotels' leases. In connection with the transaction, Robert
W. Winston, III and John B. Harris, Jr., shareholders of Winston Hospitality, Inc. owning 90% and 10% respectively, entered into an agreement to use their best efforts to purchase an aggregate of 400,000 shares of the Company's Common Stock, par value $0.01 per share, prior to November 24, 1999. If such investment is not made prior to this date, the Company has the right to require Messrs. Winston and Harris to purchase the number of shares equal to the difference of 400,000 less the aggregate number of shares purchased by them during such two-year period.

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

   Of the Current Hotels, three of the franchise licenses expire in 1999, two expire in 2006, four expire in 2008, two expire in 2009, two expire in 2010, three expire in 2011, two expire in 2012, one expires in 2013, two expire in 2016 and 17 expire in 2017. The franchise agreements provide for termination at the franchisor's option upon the occurrence of certain events, including the Lessee's failure to pay royalties and fees or perform its other covenants under the license agreement, bankruptcy, abandonment of the franchise, commission of a felony, assignment of the license without the consent of the franchisor, or failure to comply with applicable law in the operation of the relevant Current Hotel. The Lessee is entitled to terminate the franchise license only by giving at least 12 months' notice and paying a specified amount of liquidated damages. The license agreements will not renew automatically upon expiration. The Lessee is responsible for making all payments under the franchise agreements to the franchisors. Under the franchise agreements, the Lessee pays a franchise fee of an aggregate of between 3% and 5% of room revenues, plus additional fees that amount to between 3% and 4% of room revenues from the Current Hotels.

   Prior to the sale of assets by Winston Hospitality, Inc., the Company served as guarantor of certain obligations of Winston Hospitality, Inc. under three franchise agreements between Winston Hospitality, Inc. and Holiday Inn. Although the Lessee entered into new 18-month franchise agreements for the operation of the three Holiday Inn hotels, Winston Hospitality, Inc. and the Company remain obligated to Holiday Inn for certain liquidated damages in the event of a termination of the Holiday Inn franchise agreements prior to the expiration of the 18-month term. The Lessee and its affiliates shall indemnify the Company and Winston Hospitality, Inc. for certain obligations arising from the Lessee's or its affiliates' failure to satisfy certain conditions in its franchise agreements with Holiday Inn.

Competition

   The hotel industry is highly competitive. The Current Hotels compete with other hotel properties in their geographic markets. Many of the Company's competitors have greater marketing and financial resources than the Company, the Lessee, and the Property Managers. Several of the Current Hotels are located in areas in which they may compete with other Current Hotels for business. The Company competes for acquisition opportunities with entities that have greater financial resources than the Company. These entities may generally be able to accept more risk than the Company can prudently manage, including risks with respect to the creditworthiness of a hotel operator.

Employees

   The Company had 21 employees as of February 28, 1998.

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

   Phase I environmental site assessments ("ESAs") were obtained on all of the Initial Hotels prior to the initial public offering and prior to the acquisition of all hotels acquired since the initial public offering. The Phase I ESAs were intended to identify potential sources of contamination for which the Current Hotels may be responsible and to assess the status of environmental regulatory compliance. The Phase I ESAs included historical reviews of the Current Hotels, reviews of certain public records, preliminary investigations of the sites and surrounding properties, screening for the presence of asbestos, PCBs and underground storage tanks, and the preparation and issuance of a written report. The Phase I ESAs did not include invasive procedures, such as soil sampling or ground water analysis. The Phase I ESA reports have not revealed any environmental condition, liability or compliance concern that the Company believes would have a material adverse effect on the Company's business, assets or results of operations, nor is the Company aware of any such condition, liability or compliance concern. Nevertheless, it is possible that these reports do not reveal all environmental conditions, liabilities or compliance concerns or that there are material environmental conditions, liabilities or compliance concerns that arose at a Current Hotel after the related Phase I ESA report was completed of which the Company is unaware. Moreover, no assurances can be given that (i) future laws, ordinances or regulations will not impose any material environmental liability, or (ii) the current environmental condition of the Current Hotels will not be affected by the condition of the properties in the vicinity of the Current Hotels (such as the presence of leaking underground storage tanks) or by third parties unrelated to the Company.

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

Tax Status

   The Company elected to be taxed as a REIT under Sections 856-860 of the Internal Revenue Code of 1986, as amended (the "Code"), effective for its short taxable year ended December 31, 1994. The Company believes that it qualifies for taxation as a REIT, and with certain exceptions, the Company will not be subject to tax at the corporate level on its taxable income that is distributed to the shareholders of the Company. A REIT is subject to a number of organizational and operational requirements, including a requirement that it currently distribute at least 95% of its annual taxable income. Failure to qualify as a REIT will render the Company subject to federal income tax (including any applicable minimum tax) on its taxable income at regular corporate rates and distributions to the shareholders in any such year will not be deductible by the Company. Although the Company does not intend to request a ruling from the Internal Revenue Service (the "Service") as to its REIT status, the Company has obtained the opinion of its legal counsel that the Company qualifies as a REIT, which opinion is based on certain assumptions and representations and is not binding on the Service or any court. Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain state and local taxes on its income and properties.

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

Executive Officers of the Registrant

         The following table lists the executive officers of the Company:

                 NAME           AGE                          POSITION
                 ----           ---                          --------
 Charles M. Winston              68         Chairman of the Board of Directors
 Robert W. Winston, III          36         Chief Executive Officer, President  and Secretary
 James D. Rosenberg              44         Chief Financial Officer and Chief Operating Officer
 Kenneth R. Crockett             41         Executive Vice President of Development
 Joseph V. Green                 47         Executive Vice President - Acquisitions and Finance


   CHARLES M. WINSTON. Charles Winston, age 68, has served as Chairman of the Board of Directors since March 15, 1994. Mr. Winston is a native of North Carolina and a graduate of the University of North Carolina at Chapel Hill with an A.B. degree. He was Chairman of the Board of WJS Management, Inc., the former operator of nine of the hotels acquired by the Company at the time of the initial public offering (the "Initial Hotels"), and a principal executive officer of several corporations, which developed eight of the Initial Hotels and two additional hotels purchased by the Company in 1996, positions he had held since 1987. Mr. Winston has more than 35 years of experience in developing and operating full service restaurants. Mr. Winston also serves on the board of directors of BB&T Corporation. Mr. Winston is Robert Winston's father and James Winston's brother.

   ROBERT W. WINSTON, III. Robert Winston, age 36, has served as Chief Executive Officer, President and Director of the Company since March 15, 1994.
Mr. Winston has also served as Secretary for the periods from March 1994 through May 1995 and from October 1997 until the present. Mr. Winston is a native of North Carolina and a graduate of the University of North Carolina at Chapel Hill with a B.A. degree in economics. From 1988 to 1991 he was employed by Hampton Inns Corporation where he was involved in the management of several hotels. In 1991, Mr. Winston founded a hotel management company and purchased the Hampton Inn in Wilmington, North Carolina. He managed that hotel from 1991 until the closing of the initial public offering in June 1994. Mr. Winston developed, directly or through affiliated entities, three hotels purchased by the Company in 1996. Mr. Winston is Charles Winston's son and James Winston's nephew.

   JAMES D. ROSENBERG. Mr. Rosenberg has served as Chief Operating Officer and Chief Financial Officer since January 5, 1998. Mr. Rosenberg is a CPA and a graduate of Presbyterian College and received an MBA from the University of South Carolina. Prior to joining the Company, Mr. Rosenberg held the position of Senior Vice President with Holiday Inn Worldwide since 1994 where he was responsible for managing 85 hotels in seven countries. Prior to joining the Holiday Inn organization, Mr. Rosenberg was a partner in Sage Hospitality Resources and served as Executive Vice President and Chief Financial Officer of the Denver-based hospitality firm. From 1989 to 1993, Mr. Rosenberg served as Chief Operating Officer of Crossroads Hospitality, a division of Pittsburgh-based Interstate Hotel Corporation. Mr. Rosenberg started his career with Price Waterhouse, L.L.P.

   KENNETH R. CROCKETT. Mr. Crockett was appointed Senior Vice President of Development of the Company in September 1995 and Executive Vice President of Development in January 1998. Mr. Crockett is a graduate of the University of North Carolina at Chapel Hill with a B.S. degree in Business Administration. Prior to joining the Company, Mr. Crockett was an Associate Partner for project development in commercial real estate at Capital Associates, a real estate development firm located in the Raleigh, North Carolina area. From 1984 to 1986, Mr. Crockett worked for the Oberlin Company where he was responsible for the development and operation of nine limited-service hotels. Prior to 1984, Mr. Crockett worked for several different financial institutions.

   JOSEPH V. GREEN. Mr. Green assumed the responsibilities of Executive Vice President - Acquisitions and Finance effective January 1, 1998, after having advised Winston Hospitality, Inc. on matters regarding hotel acquisitions and finance since 1993, including the initial public offering of Winston Hotels, Inc. Mr. Green is a graduate of East Carolina University, was awarded his J.D. degree from Wake Forest University School of Law and received a Master of Laws in Taxation from Georgetown University.

ITEM 2.  PROPERTIES

     The following table sets forth certain unaudited pro forma information with respect to the Current Hotels:

-----------------------------------------------------------------------------------------------------------------------------------
                                                         1997                                         1996
-----------------------------------------------------------------------------------------------------------------------------------
                                              Room                             Lease        Room                             Lease
                                      #     Revenues             Occupancy    Revenues    Revenues            Occupancy    Revenues
                                    Rooms    ($000)      ADR         %         ($000)      ($000)      ADR        %          ($000)
-----------------------------------------------------------------------------------------------------------------------------------
Hampton Inns
     Boone, NC                         95   $ 1,819     64.17     81.77%      $   751     $ 1,662    $58.70    81.4%       $   660
     Brunswick, GA                    128     2,092     56.96     79.14%          849       2,090     54.77    82.1%           862
     Cary, NC                         130     2,592     64.16     85.15%        1,230       2,453     60.22    85.6%         1,149
     Charlotte, NC                    125     2,695     70.53     83.75%        1,288       2,542     65.13    85.3%         1,201
     Chester, VA                       66     1,360     68.02     83.02%          607       1,369     64.78    87.5%           620
     Duncanville, TX                  119     1,425     47.76     68.68%          527       1,304     46.13    64.7%           443
     Durham, NC                       137     2,921     69.50     84.03%        1,358       2,868     63.09    90.7%         1,350
     Gwinnett (Hampton Inn
        & Suites), GA                 135     2,696     72.99     74.60%        1,373         994     80.37    53.6%           436
     Hilton Head, SC                  125     2,062     65.16     69.90%          786       1,965     59.53    72.7%           743
     Jacksonville, NC                 120     1,955     53.62     83.24%          816       2,029     50.89    90.8%           881
     Perimeter, GA                    131     2,610     77.39     70.54%        1,343       2,173     76.75    70.4%         1,123
     Raleigh, NC                      141     2,936     66.60     85.65%        1,411       2,731     62.60    84.5%         1,292
     Southern Pines, NC               126     1,887     53.72     76.39%          749       1,919     55.66    74.7%           783
     Southlake, GA                    124     2,107     63.77     72.99%          854       2,465     67.15    80.9%         1,105
     W. Springfield, MA               126     2,291     70.74     70.42%          994       2,290     67.59    73.5%           994
     White Plains, NY                 156     4,000     91.18     77.04%        1,908       2,799     75.62    65.2%         1,092
     Wilmington, NC                   118     2,304     67.30     79.49%        1,001       2,376     63.67    86.4%         1,060
Comfort Inns
     Augusta, GA                      123     1,462     50.47     64.53%          517       1,447     48.06    66.9%           519
     Charleston, SC                   128     2,426     68.21     76.13%        1,138       2,084     60.48    73.5%           925
     Chester, VA                      123     2,131     67.09     70.76%          985       2,335     64.40    80.5%         1,136
     Clearwater/St. Petersburg, FL    120     1,739     51.76     76.70%          644       1,439     48.64    67.4%           462
     Durham, NC                       138     2,887     70.64     81.14%        1,429       2,717     65.52    82.1%         1,337
     Fayetteville, NC                 176     2,487     52.24     74.10%        1,179       2,641     52.43    78.2%         1,300
     Greenville, SC                   190     1,540     49.90     44.43%          385       1,987     48.70    58.4%           644
     London (Comfort Suites), KY       62       900     54.14     73.50%          374         983     53.65    80.7%           432
     Orlando (Comfort Suites), FL     215     4,117     59.89     87.60%        1,908       3,617     53.13    86.5%         1,527
     Raleigh, NC                      149     1,646     49.85     60.72%          569       1,985     50.75    71.7%           792
     Wilmington, NC                   146     2,470     59.45     77.98%        1,081       2,561     58.15    82.4%         1,156
Holiday Inns
     Abingdon (Holiday Inn
        Express), VA                   81     1,292     58.38     75.11%          607       1,246     52.92    80.4%           580
     Clearwater (Holiday Inn
        Express), FL                  127     2,229     58.73     81.88%          966       2,116     55.01    82.7%           887
     Dallas (Holiday Inn
        Select), TX                   244     4,695     73.48     71.75%        2,263       4,794     68.99    77.8%         2,350
Courtyard by Marriott
     Ann Arbor, MI                    160     3,951     81.47     82.83%        1,846       3,594     77.96    78.9%         1,603
     Houston, TX                      202     3,489     74.20     63.78%        1,596       3,224     65.80    66.3%         1,411
     Wilmington, NC                   128     2,377     72.32     70.34%          978         188     56.01    48.5%            60
Homewood Suites
     Cary, NC                         140     3,448     80.03     84.31%        2,221       3,342     76.78    85.0%         2,155
     Clear Lake, TX                    92     2,514     93.26     80.29%        1,163       2,250     90.46    73.9%           979

Quality Suites - Charleston, SC       168     3,860     78.09     80.62%        1,753       3,919     76.69    83.1%         1,817
Fairfield Inn - Ann Arbor, MI         110     1,811     61.97     72.58%          687       1,706     58.90    71.9%           616
-----------------------------------------------------------------------------------------------------------------------------------
  TOTAL                             5,124   $93,223     66.24     75.24%      $42,134     $86,204    $62.07    77.1%       $38,482
-----------------------------------------------------------------------------------------------------------------------------------

THE CURRENT HOTELS

1. Hampton Inn -- 208 Linville Road, Boone, North Carolina. This five-story, interior corridor hotel is located on an approximately 2.1 acre site near the Blue Ridge Parkway in the northwestern part of North Carolina's Appalachian Mountains and is within 15 minutes from snow skiing slopes. Appalachian State University, a part of the University of North Carolina system, is located in Boone. In addition to other amenities, the hotel has an indoor pool and jacuzzi. The hotel was acquired contemporaneously with the IPO.

2. Hampton Inn -- 112 Tourist Drive, Brunswick, Georgia. This three-story, interior and exterior corridor hotel is located on an approximately 2.9 acre site just off Interstate 95. Brunswick and the nearby Golden Isles feature beaches on the Atlantic Ocean as well as historic areas. The property also is near an outlet shopping center and several restaurants. In addition to other amenities, the hotel has a fitness center and outdoor swimming pool. The hotel was acquired contemporaneously with the IPO.

3. Hampton Inn -- 201 Asheville Avenue, Cary, North Carolina. This five-story, interior corridor hotel is located on an approximately 2.2 acre site at the interchange of US-1 and US-64, major area thoroughfares. In addition to other amenities, the hotel has an outdoor pool and a fitness center. Cary is located between Raleigh and Durham, adjacent to North Carolina's Research Triangle Park and the Raleigh-Durham International Airport. Raleigh is one of three cities, along with Durham and Chapel Hill, that comprise the Research Triangle. The hotel was acquired contemporaneously with the IPO.

4. Hampton Inn -- U.S. Highway 29, Charlotte, North Carolina. This six-story, interior corridor hotel is located on an approximately 2.1 acre site off Interstate 85. The hotel is located in Charlotte, the largest metropolitan area in the Carolinas. The hotel is close to the Charlotte Motor Speedway, the University of North Carolina at Charlotte, and the University Hospital. The hotel has an outdoor pool and two hospitality suites. The hotel was acquired contemporaneously with the IPO.

5. Hampton Inn -- 12610 Chestnut Hill Road, Chester (Richmond), Virginia. This two-story, interior corridor hotel was opened on April 15, 1994 and is located on an approximately 5.1 acre site near Interstate 95 and Route 10 (approximately 15 miles south of Richmond). The hotel is located near major components of the tobacco operations of Phillip Morris USA and major industrial and technical centers for DuPont and Allied. Amenities include a daily complimentary continental breakfast, on site guest laundry facilities and a jogging path. In connection with the acquisition of this hotel, the Company also acquired a free-standing restaurant, which is on an adjacent parcel of land and which is subject to a pre-existing lease. The property was acquired in November, 1994.

6. Hampton Inn -- 4154 Preferred Place, Duncanville (Dallas), Texas. This two-story, exterior corridor hotel is located on an approximately 2.5 acre site near Interstate 20 and LBJ Freeway, the Texas Rangers Baseball Stadium and Six Flags Over Texas. The property offers a complimentary continental breakfast, outdoor pool and a meeting room. The property was acquired in May 1996.

7. Hampton Inn -- 1816 Hillandale Road, Durham, North Carolina. This five-story, interior corridor hotel is located on an approximately 2.0 acre site near Duke University, Duke University Medical Center and downtown Durham. The Research Triangle Park, a regional research and development center just south of Durham, is a major area employer. The property was substantially renovated and changed from a Comfort Inn to a Hampton Inn in 1991. The hotel has an outdoor pool and a conference room. The hotel was acquired contemporaneously with the IPO.

8. Hampton Inn & Suites -- 1725 Pineland Road, Duluth, Georgia. This four-story, interior corridor hotel is located on an approximately 2.5 acre site near Interstate 85 in suburban Atlanta. Located nearby are Gwinnett Mall, Lake Lanier, Stone Mountain and Chateau Elan. The property offers a complimentary full-service breakfast and social hour. Other amenities include a meeting room, fully equipped business center and outdoor swimming pool. The property was acquired in July 1996.

9. Hampton Inn -- One Airport Road, Hilton Head, South Carolina. This two-story, interior corridor hotel is located on an approximately 5.0 acre site near Highway 278, the airport and several golf and tennis facilities. The Hilton Head area is home for several major sporting events, including the MCI Heritage Golf Tournament and the Family Circle Tennis Tournament. Among other amenities, the hotel has an outdoor pool and a health spa, and a complimentary continental breakfast is served daily. The property was acquired in November 1994.

10. Hampton Inn -- 474 Western Boulevard, Jacksonville, North Carolina. This two-story, exterior corridor hotel is located on an approximately 3.1 acre site near Camp Lejeune Marine Corps Base. Camp Lejeune, a major U.S. Marine base accounts for a substantial amount of its business. Among other amenities, the property has an outdoor pool. The hotel was acquired contemporaneously with the IPO.

11. Hampton Inn -- 769 Hammond Drive, Atlanta, Georgia. This four-story, interior corridor hotel is located on an approximately 1.6 acre site near Interstate 285 and Georgia 400 in the Perimeter Center Area. The property offers a complimentary continental breakfast, a meeting room and an exercise room. Other amenities include an outdoor swimming pool and 25-inch televisions in every room. The property was acquired in July 1996.

12. Hampton Inn -- 6209 Glenwood Avenue, Raleigh, North Carolina. This four-story, interior corridor hotel is located on an approximately 1.8 acre site near the Beltline, Interstate 40, the Crabtree Valley Mall and the Raleigh-Durham International Airport, to which the hotel offers free airport transportation. Amenities at the hotel include three meeting rooms, complimentary continental breakfast, manager's cocktail reception, and a health spa that is equipped with an outdoor pool, sauna and workout room. The property was acquired contemporaneously with the 1995 follow-on offering.

13. Hampton Inn -- 1675 U.S. Highway 1, Southern Pines, North Carolina. This two-story, exterior corridor hotel is located on an approximately 4.2 acre site near Pinehurst and other golfing attractions, including the World Golf Hall of Fame. In addition to its agriculture and manufacturing industries, the Southern Pines area attracts tourists because of the approximately 30 golf courses in the area. Tourism, which is primarily golf related, is an important part of the area's economy. The hotel seeks to capitalize on area golfing attractions by organizing golf tours for large numbers of visitors. The hotel has two small conference rooms. The hotel was acquired contemporaneously with the IPO.

14. Hampton Inn -- 1533 Southlake Parkway, Morrow, Georgia. This five-story, interior corridor hotel is located on an approximately 2.5 acre site off of Interstate 75 near South Lake Mall in suburban Atlanta. The hotel features southern garden landscaping, a fountain lobby and an outdoor pool. The hotel was acquired contemporaneously with the IPO.

15. Hampton Inn -- 1011 Riverdale Street, West Springfield, Massachusetts. This four-story, interior corridor hotel is located on an approximately 2.5 acre site near Interstate 91 at 1011 Riverdale Street, just a few miles from downtown West Springfield, the Basketball Hall of Fame, and Riverside Amusement Park. Hotel amenities include free continental breakfast, an outdoor pool, free in-room movies, and facsimile service. The property was acquired in July 1997.

16. Hampton Inn -- 200 Tarrytown Road, Route 119, Elmsford, New York. This seven-story, interior corridor hotel is located on an approximately 4.0 acre site off I-287 at exit #1 (Route 119.) The hotel is 17 miles north of New York City and is centrally located to Westchester County's major corporate headquarters such as AT&T, Bayer, Ciba, Coca Cola, Fuju, Hitachi, IBM, KLM, NYNEX, PepsiCo, and the area's many corporate parks. Amenities include a sunken lobby/breakfast area, a fitness center, and an outdoor pool with lounging deck. The property was acquired in October 1997.

17. Hampton Inn -- 567 Market Street, Wilmington, North Carolina. This two-story, exterior corridor hotel is located on an approximately 2.9 acre site approximately six miles from Wrightsville Beach, North Carolina. Wilmington is a resort area with light manufacturing and distribution businesses. The hotel offers a complimentary continental breakfast daily and provides an outdoor pool, hospitality suite, and access to an offsite health club. The hotel was acquired contemporaneously with the IPO.

18. Comfort Inn -- 629 Frontage Road, Augusta, Georgia. This five-story, interior corridor hotel is located on an approximately 2.3 acre site near Interstate 20, the Bobby Jones Expressway, Fort Gordon and The Augusta National Golf Course, home of the Masters Tournament. The property offers complimentary continental breakfast daily and other amenities including an outdoor pool and whirlpool, a meeting room and a fully equipped fitness center. The property was acquired in May 1995.

19. Comfort Inn -- 144 Bee Street, Charleston, South Carolina. This seven-story, interior corridor hotel is located on an approximately 1.0 acre site, which overlooks the Ashley River, and is near US 17 and Charleston's historic district, several full-service marinas and a medical complex, which consists of several area hospitals. Amenities include an outdoor swimming pool and a meeting room. The property was acquired in May 1995.

20. Comfort Inn -- 2100 West Hundred Street, Chester (Richmond), Virginia. This five-story, interior corridor hotel is located on an approximately 3.0 acre site near Interstate 95 and Route 10 (approximately 15 miles south of Richmond), several major industrial corporations and several historic attractions, including the Confederate White House and Civil War battlefields. Amenities include an outdoor pool, health spa, meeting room and a complimentary continental breakfast. The property was acquired in November 1994.

21. Comfort Inn -- 3580 Ulmerton Road, Clearwater/St. Petersburg, Florida. This three-story, interior corridor hotel is located on an approximately 2.8 acre site near Interstate 75, Busch Gardens amusement park, golf courses, restaurants, shopping, and many gulf coast beaches and is on Tampa Bay. Among other amenities, the hotel has an outdoor pool and a whirlpool, which are in a central courtyard surrounded on all sides by the hotel, and a complimentary continental breakfast is served each day. The Company also owns a free-standing restaurant, which is on an adjacent parcel of land and which is subject to a pre-existing lease. The property was acquired in May 1995.

22. Comfort Inn -- 3508 Mount Moriah Road, Durham/Chapel Hill, North Carolina. This four-story, interior corridor hotel is located on an approximately 4.5 acre site near the intersection of Interstate 40 and US 15-501 between Durham and Chapel Hill, which puts it in close proximity to Duke University, the University of North Carolina at Chapel Hill and a number of restaurants and shopping opportunities. The hotel received the Choice Hotels "Gold Award" in 1992, 1993 and 1994. Amenities include an outdoor pool and an exercise room with a sauna and whirlpool. The property was acquired in November 1994.

23. Comfort Inn -- 1922 Skibbo Road, Fayetteville, North Carolina. This four-story, interior-corridor hotel is located on an approximately 3.3 acre site near Interstate 95 and in the heart of a large trade center in North Carolina. Both Fort Bragg and Pope Air Force Base are nearby. Amenities include an outdoor pool, health spa, 25-inch televisions and a complimentary continental breakfast. The property was acquired in November 1994.

24. Comfort Inn -- 540 North Pleasantburg Drive, Greenville, South Carolina. This two-story, exterior corridor hotel is located on an approximately 3.0 acre site near Interstate 385, the BMW assembly plant, and Michelin's North American headquarters in the Greenville-Spartanburg Metropolitan area. The property offers a complimentary full-service breakfast and meeting room. Other amenities include an outdoor swimming pool, game room and sports bar. The property was acquired in May 1996.

25. Comfort Suites -- 1918 West 192 Bypass, London, Kentucky. This three-story interior corridor hotel is located on an approximately 1.0 acre site near Interstate 75, Daniel Boone National Forest and Rockcastle River with whitewater sports attractions and bass fishing. The property offers a complimentary continental breakfast, meeting room and indoor swimming pool. The property was acquired in May 1996.

26. Comfort Suites -- 9350 Turkey Lake Road, Orlando, Florida. This three-story, interior corridor hotel is located on an approximately 7.0 acre site conveniently located close to Interstate 4 and Florida Turnpike at the International Drive area off Sand Lake Road. Nearby attractions include Universal Studios, Sea World, Walt Disney World, and Orange County Convention Center. Hotel amenities include a tropically landscaped courtyard completed with a heated pool, kiddie pool, jacuzzi, playground, Pool Side Bar & Grille serving food and beverages daily, free shuttle to Universal Studios, Sea World, and Wet & Wild, and complimentary continental breakfast which is served every day. The property was acquired in May 1997.

27. Comfort Inn -- 2910 Capital Boulevard, Raleigh, North Carolina. This four-story, interior corridor hotel is located on an approximately 2.7 acre site and is located near the Raleigh Beltline Highway, the State Capitol, Governor's mansion and North Carolina State University. Amenities include an outdoor pool and exercise area. The property was acquired in August 1994.

28. Comfort Inn -- 151 South College Road, Wilmington, North Carolina. This six-story, interior corridor hotel is located on an approximately 2.6 acre site near the end of Interstate 40. The hotel is near the University of North Carolina at Wilmington. The hotel features a complimentary continental breakfast, outdoor pool, social hour and access to a nearby fitness center. The hotel was acquired contemporaneously with the IPO.

29. Holiday Inn Express -- 940 East Main Street, Abingdon, Virginia. This three-story, interior corridor hotel is located on an approximately 1.2 acre site near Interstate 81 near Abingdon's Historic District and the Barter Theater (State Theater of Virginia). The property offers a complimentary continental breakfast and other amenities including an outdoor pool and meeting room. The property was acquired in May 1996.

30. Holiday Inn Express -- 13625 Icot Boulevard, Clearwater, Florida. This three-story, interior corridor hotel is located on an approximately 2.4 acre site near Interstate 75, Busch Gardens amusement park, golf courses, restaurants, shopping, and many gulf and coast beaches in the Tampa Bay area, and is just minutes from St. Petersburg. Among other amenities, the hotel has an outdoor pool and whirlpool, and complimentary continental breakfast is served daily. The property was acquired in August 1997.

31. Holiday Inn Select -- 11350 LBJ Freeway, Garland, Texas. This property consists of one five-story building and two three-story buildings, all with interior corridors located on an approximately 6.5 acre site in suburban Dallas. The property offers an approximate 9,800 square foot conference center, four other meeting rooms and a 50-person auditorium. Other amenities include a full-service restaurant, nightclub, outdoor swimming pool and executive fitness club. The property was acquired in May 1996.

32. Courtyard by Marriott -- 3205 Boardwalk, Ann Arbor, Michigan. This four-story, interior corridor hotel is located on an approximately 4.0 acre site just off Interstate 94 and is adjacent to the Company's Fairfield Inn. Area attractions include Briarwood Mall, Downtown Ann Arbor, University of Michigan, and the Henry Ford Museum. Amenities include complimentary in-room coffee service, valet service, non-smoking and handicap equipped rooms, and remote controlled cable TV with free premium movie channel. The property was acquired in September 1997.

33. Courtyard by Marriott -- 2504 N. Loop West, Houston, Texas. This three-story, interior corridor hotel is located on an approximately 3.9 acre site directly off Loop 610 and Highway 290. It is easily accessible to all major thoroughfares around the city, and is only minutes from Downtown and the Galleria area. Amenities include an outdoor pool and jacuzzi in a beautiful courtyard setting, an exercise room, coffee makers, irons, and ironing boards. The property was acquired in July 1997.

34. Courtyard by Marriott -- 151 Van Campen Boulevard, Wilmington, North Carolina. This two-story, interior corridor hotel is located on an approximately
3.5 acre site near Wrightsville Beach and Revolutionary and Civil War historical sites. The property offers two large meeting rooms, full service breakfast and a lobby lounge. Other amenities include an outdoor swimming pool and a jacuzzi. The property was acquired in December 1996.

35. Homewood Suites -- 100 MacAlyson Court, Cary, North Carolina. This four-story, interior corridor hotel is located on an approximately 9.1 acre site with a covered bridge entrance and a wooded setting near Research Triangle Park. The property offers a complimentary full-service breakfast, a business center, and a 1200 square foot meeting room. Other amenities include fully-equipped kitchens, a fitness room, an outdoor swimming pool and a sport court. The property was acquired in July 1996.

36. Homewood Suites -- 401 Bay Area Boulevard, Clearlake, Texas. This three-story, interior corridor hotel is located on an approximately 2.6 acre site near NASA's Johnson Space Center and Rockwell's Space Operations Center. The property offers a complimentary full service breakfast, an executive business center and a fitness facility. Other amenities include fully-equipped in room kitchens, an outdoor swimming pool and a sport court. The property was acquired in September 1996.

37. Quality Suites -- 5225 North Arco Lane, Charleston, South Carolina. This five-story, interior corridor hotel is located on an approximately 3.8 acre site just off Interstate 26 near Charleston's International Airport and only a few miles away from Charleston's Historic District. The hotel has 168 two room suites designed around a five-story atrium. The property offers a complimentary cooked-to-order breakfast, manager's cocktail reception, meeting room and outdoor pool and health spa. The property was acquired in May 1995.

38. Fairfield Inn -- 3285 Boardwalk, Ann Arbor, Michigan. This four-story, interior corridor hotel is located on an approximately 2.5 acre site. Nearby attractions include Bearwood Mall and the University of Michigan. Amenities include a heated indoor pool and whirlpool, free continental breakfast, and free HBO and ESPN. The property was acquired in September 1997.

THE PERCENTAGE LEASES

   In order for the Company to qualify as a REIT, neither the Company nor the Partnership can operate hotels. Therefore, the Company and the Partnership lease the Current Hotels for terms of 15 years pursuant to Percentage Leases, which provide for rent equal to the greater of Base Rent or Percentage Rent. The Percentage Leases for the Current Hotels contain the provisions described below. The Company intends that future leases with respect to its hotel property investments will contain substantially similar provisions, although the Company's Board of Directors may, in its discretion, alter any of these provisions with respect to any particular lease, depending on the purchase price paid, economic conditions and other factors deemed relevant at the time.

   Percentage Lease Terms. Each Percentage Lease for the Current Hotels has a non-cancelable term of 15 years beginning November 1997, subject to earlier termination upon the occurrence of certain contingencies described in the Percentage Lease.

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

   Maintenance and Modifications. Under the Percentage Leases, the Company is required to maintain the underground utilities and the structural elements of the improvements, including exterior walls (excluding plate glass) and the roof of such Current Hotel. In addition, the Percentage Leases obligate the Company to fund periodic capital improvements (in addition to maintenance of underground utilities and structural elements) to the buildings and grounds comprising their respective Current Hotels, and the periodic repair, replacement and refurbishment of furniture, fixtures and equipment in their respective Current Hotels, up to an amount equal to 5% of room revenues for limited-service hotels, and 7% of room revenues and food and beverage revenue for the full-service hotel. These obligations will be carried forward to the extent that the Lessee has not expended such amounts, and any unexpended amounts will remain the property of the Company upon termination of the Percentage Leases. Except for capital improvements and maintenance of structural elements and underground utilities, the Lessee will be required, at its expense, to maintain the Current Hotels in good order and repair, except for ordinary wear and tear, and to make non-structural, foreseen and unforeseen, and ordinary and extraordinary repairs which may be necessary and appropriate to keep the Current Hotels in good order and repair.

   The Lessee is not obligated to bear the cost of capital improvements to the Current Hotels. With the consent of the Company, however, the Lessee, at its expense, may make non-capital and capital additions, modifications or improvements to the Current Hotels, provided that such action does not significantly alter the character or purposes of the Current Hotels or significantly detract from the value or operating efficiencies of the Current Hotels. All such alterations, replacements and improvements shall be subject to all the terms and provisions of the Percentage Leases and will become the property of the Company upon termination of the Percentage Leases. The Company owns or will own substantially all personal property (other than inventory, linens, and other nondepreciable personal property) not affixed to, or deemed a part of, the real estate or improvements thereon comprising their respective Current Hotels, except to the extent that ownership of such personal property would cause the rents under the Percentage Leases not to qualify as "rents from real property" for REIT income test purposes.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1997.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

   On August 11, 1997, Common Stock shares in the Company began trading on the New York Stock Exchange ("NYSE") under the symbol "WXH." Prior to this date, the Common Stock was traded on the Nasdaq National Market under the symbol "WINN." As of March 18, 1998, the Company had approximately 16,000 common shareholders based on the number of shareholders of record and an estimate of the number of participants represented by security position listings. The following table sets forth, for the indicated periods, the high and low closing prices for the Common Stock as traded on the Nasdaq National Market or the NYSE, as applicable, and the cash distributions declared per share:

                                       PRICE RANGE
                                    ----------------      CASH DISTRIBUTIONS
                                    HIGH         LOW      DECLARED PER SHARE
                                    ----         ---      ------------------
1997
First Quarter                      $14.00      $12.875         $0.27
Second Quarter                      15.063      12.125          0.27
Third Quarter                       14.625      13.063          0.27
Fourth Quarter                      14.375      13.00           0.27

1996
First Quarter                      $13.375     $11.688         $0.24
Second Quarter                      13.00       10.875          0.255
Third Quarter                       13.125      11.00           0.255
Fourth Quarter                      13.625      11.875          0.255


   Although the declaration of distributions is within the discretion of the Board of Directors and depends on the Company's results of operations, cash available for distribution, the financial condition of the Company, tax considerations (including those related to REITs) and other factors considered important by the Board of Directors, the Company's policy is to make regular quarterly distributions to its shareholders. The Company's ability to make distributions will depend on the receipt of the distributions from the Partnership. The Company intends to cause the Partnership to distribute to its partners substantially all of the Partnership's cash available for distribution.

RECENT SALES OF UNREGISTERED SECURITIES

   In the year ended December 31, 1997, the Company issued the following securities which were not registered pursuant to the Securities Act of 1933, as amended:

   On July 14, 1997, the Partnership issued 815,000 Partnership Units to BHI Limited Partnership and West Springfield Limited Partnership in partial consideration for the acquisition by the Company of the Courtyard by Marriott-Brookhollow in Houston, Texas, and the Hampton Inn in West Springfield, Massachusetts. On July 17, 1997, 374,900 of those Partnership Units were converted into Company Common Stock.

   On September 9, 1997, the Partnership issued 63,797 Partnership Units to Hubbard Realty of Winston-Salem, Inc. in total consideration for the acquisition by the Company of the land parcel for the Company's Courtyard by Marriott under development in Winston-Salem, North Carolina.

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

ITEM 6.  SELECTED FINANCIAL DATA

The following table sets forth selected financial information for the Company, Winston Hospitality, Inc., the Lessee and the Initial Hotels for the years ended December 31, 1997, 1996 1995 and for the period June 2, 1994 (date of inception) through December 31, 1994 and selected historical balance sheet data as of December 31, 1997, 1996, 1995 and 1994. This information should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and notes thereto included elsewhere in this report.

                              WINSTON HOTELS, INC.
                  Selected Historical Financial And Other Data
              For The Years Ended December 31, 1997, 1996 And 1995
    And The Period June 2, 1994 (Date Of Inception) Through December 31, 1994
                    (In Thousands, Except Per Share Amounts)

                                                                       1997             1996            1995           1994
                                                                       ----             ----            ----           ----
STATEMENTS OF INCOME:
Revenue:
     Percentage lease revenue                                        $  35,868       $  26,611       $  17,148       $  5,116
     Interest and other income                                             234              97             442             92
                                                                     ---------       ---------       ---------       --------
         Total revenue                                                  36,102          26,708          17,590          5,208
                                                                     ---------       ---------       ---------       --------
Expenses:
     Real estate and personal property taxes and casualty
          insurance                                                      2,702           1,647           1,054            362
     General and administrative                                          2,021           1,985           1,208            339
     Interest expense                                                    3,066           2,665           2,555            218
     Depreciation                                                       10,064           6,476           3,854          1,176
     Amortization                                                          176             147             117             49
                                                                     ---------       ---------       ---------       --------
         Total expenses                                                 18,029          12,920           8,788          2,144
                                                                     ---------       ---------       ---------       --------
         Income before allocation to minority interest                  18,073          13,788           8,802          3,064
     Income allocation to minority interest                              1,329             786             417            187
                                                                     ---------       ---------       ---------       --------
         Net income                                                     16,744          13,002           8,385          2,877
         Preferred stock distribution                                    2,100            --              --
                                                                     ---------       ---------        ---------      --------
     Net income available to common shareholders                     $  14,644       $  13,002       $   8,385       $  2,877
                                                                     =========       =========       =========       ========
Earnings per share:
     Net income per common share                                     $    0.92       $    1.01       $    0.96       $   0.42
                                                                     =========       =========       =========       ========
     Net income per common share assuming dilution                   $    0.91       $    1.00       $    0.96       $   0.42
                                                                     =========       =========       =========       ========
     Weighted average number of common shares                           15,990          12,922           8,715          6,775
     Weighted average number of common shares assuming dilution
                                                                        17,555          13,768           9,167          7,211

Distributions per common share                                       $    1.08       $   1.005       $    0.93       $   0.48

BALANCE SHEET DATA:
Cash and cash equivalents                                            $     164       $     234       $   2,496       $  1,114
Investment in hotel properties                                         279,485         196,682         121,886         85,917
Total assets                                                           287,827         203,502         123,969         88,114
Total debt                                                              44,081          42,800          34,000         28,600
Shareholders' equity                                                   217,490         141,813          80,872         53,705

OTHER DATA:
Lessee room revenue                                                  $  79,526       $  58,956       $  39,677       $ 12,474
Funds from operations                                                   26,037          20,581          12,656          4,240
Cash available for distribution                                         21,809          17,557          11,185          3,866
Cash provided by (used in):
     operating activities                                               27,811          18,729          12,628          3,417
     investing activities                                              (82,349)        (74,614)        (36,059)       (85,973)
     financing activities                                               54,468          53,623          24,813         83,670


                            WINSTON HOSPITALITY, INC.
                       Selected Historical Financial Data
               For The Ten-months Ended October 31, 1997 And 1996
                 And The Years Ended December 31, 1996 And 1995
    And The Period June 2, 1994 (Date Of Inception) Through December 31, 1994
                                 (in thousands)

                                       TEN MONTHS ENDED             YEARS ENDED
                                          OCTOBER 31,               DECEMBER 31,        PERIOD JUNE 2,
                                     --------------------      --------------------      1994 THROUGH
                                       1997        1996         1996         1995      DECEMBER 31, 1994
                                       ----        ----         ----         ----      -----------------
                                                 (unaudited)
Room revenue                         $67,145      $49,633      $58,956      $39,677        $12,474
Other revenue                          3,944        2,390        2,969        1,100            229
                                     -------      -------      -------      -------        -------
     Total revenue                    71,089       52,023       61,925       40,777         12,703
                                     -------      -------      -------      -------        -------
Property and operating expenses       38,292       27,965       34,549       22,097          7,297
Percentage lease payments             30,980       22,800       26,611       17,148          5,116
                                     -------      -------      -------      -------        -------
     Total expenses                   69,272       50,765       61,160       39,245         12,413
                                     -------      -------      -------      -------        -------
     Net income                      $ 1,817      $ 1,258      $   765      $ 1,532        $   290
                                     =======      =======      =======      =======        =======



                         CAPSTAR WINSTON COMPANY, L.L.C.
                       Selected Historical Financial Data
               For The Period October 15, 1997 (Date Of Inception)
                            Through December 31, 1997
                                 (in thousands)

Room revenue                                                       $ 8,197
Other revenue                                                          846
                                                                   -------
     Total revenue                                                   9,043
                                                                   -------

Rooms expense                                                        2,158
Percentage lease expense                                             3,242
Other expenses                                                       3,704
                                                                   -------
     Total expenses                                                  9,104
                                                                   -------
         Net loss                                                  $   (61)
                                                                   =======


                             COMBINED INITIAL HOTELS
                       Selected Historical Financial Data
                     For The Five Months Ended June 2, 1994
                      And The Year Ended December 31, 1993
                                 (in thousands)

                                                     1994         1993
                                                     ----         ----
Revenue:
   Room revenue                                     $7,415      $17,125
   Other, net                                          135          348
                                                    ------      -------
      Total revenue                                  7,550       17,473
                                                    ------      -------

Expenses:
   Property operating expenses                       2,983        7,008
   Franchise costs                                     646        1,507
   Repairs and maintenance                             465          844
   Real estate and personal property taxes and
     insurance                                         328          711
   Management fees                                     381          882
   Interest expense                                  1,215        2,892
   Depreciation and amortization                       973        2,249
                                                    ------      -------
         Total expenses                              6,991       16,093
                                                    ------      -------
   Income before minority interest                     559        1,380
   Minority interest                                   357          833
                                                    ------      -------
         Net income                                 $  202      $   547
                                                    ======      =======


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS ($ in thousands)

   The Company, which consummated an underwritten initial public offering ("IPO") in June 1994, follow-on Common Stock offerings in May 1995 and in June 1996, and a Preferred Stock offering in September 1997, operates as a REIT to invest in hotel properties. The Company owned 16 hotels as of December 31, 1994 (the "1994 Hotels"), purchased five hotels in May 1995 (the "1995 Acquired Hotels"), acquired 10 hotels in 1996 (the "1996 Acquired Hotels") and acquired seven hotels in 1997 (the "1997 Acquired Hotels"). It currently leases all 38 Current Hotels to CapStar Winston Company, L.L.C. (the "Lessee") under Percentage Leases through which it receives its principal source of revenue.

   Prior to November 17, 1997, the Current Hotels were leased pursuant to the Percentage Leases to Winston Hospitality, Inc. On November 17, 1997 and November 24, 1997, CapStar Management Company, L.P. purchased substantially all of the assets and assumed certain liabilities of Winston Hospitality, Inc., including the Current Hotels' leases. CapStar Management Company, L.P. is an affiliate of CapStar Hotel Company ("CapStar"). Concurrent with the transaction, the leases were assigned to the Lessee, and the terms of the leases were extended to 15 years from the date of the transaction.

   Washington, D.C.-based CapStar owns and manages upscale, full-service hotels and resorts throughout the U.S. and Canada under such internationally known brands as Hilton, Sheraton, Marriott, Embassy Suites, Westin, Renaissance and Doubletree. Including one hotel under contract, as of February 2, 1998, CapStar's hotel portfolio comprised 54 owned hotels with 14,503 rooms, 40 leased hotels with 5,687 rooms, and 27 managed hotels with 4,631 rooms, for a total of 121 properties with 24,821 rooms.

RESULTS OF OPERATIONS

   For the periods ended December 31, 1997, 1996 and 1995, the differences in operating results are primarily attributable to the Company owning more hotels in 1997 than it did in 1996 and 1995. The table below outlines the Company's hotel properties owned as of December 31, 1997, 1996 and 1995:

                                December 31, 1997                December 31, 1996                 December 31, 1995
                           --------------------------      -----------------------------      ----------------------------
                           Acquisitions    Properties      Acquisitions       Properties      Acquisitions      Properties
                              during        owned at          during           owned at          during          owned at
Type of Hotel                the year       year end          the year         year end         the period       year end
-------------              ------------    ----------      ------------       ----------      ------------      ----------
Limited-service hotels           7             35                7                28                5               21
Extended-stay hotels             -              2                2                 2                -                -
Full-service hotels              -              1                1                 1                -                -
                                --             --               --                --               --               --
                                 7             38               10                31                5               21
                                ==             ==               ==                ==                =               ==


   In order to present a more meaningful comparison of operations, the following comparisons are presented:

   THE COMPANY:
   - actual operating results for the year ended December 31, 1997 versus actual operating results for the year ended December 31, 1996;

   - actual operating results for the year ended December 31, 1996 versus actual operating results for the year ended December 31, 1995;

   - pro forma operating results for the year ended December 31, 1997 versus pro forma operating results for the year ended December 31, 1996, as if the follow-on Common Stock offerings, the Preferred Stock offering and the 1997 and 1996 acquisitions occurred on the later of January 1, 1996 or the hotel opening date;

   - pro forma operating results for the year ended December 31, 1996 versus pro forma operating results for the year ended December 31, 1995, as if the follow-on Common Stock offerings and the 1996 and 1995 acquisitions occurred on the later of January 1, 1995 or the hotel opening date.

   WINSTON HOSPITALITY, INC.:
   - actual operating results for the ten months ended October 31, 1997 versus actual operating results for the ten months ended October 31, 1996

   - actual operating results for the year ended December 31, 1996 versus actual operating results for the year ended December 31, 1995.

   CAPSTAR WINSTON COMPANY, L.L.C.:
   - actual operating results for the period from October 15, 1997 (date of inception) through December 31, 1997.

THE COMPANY

ACTUAL - YEAR ENDED DECEMBER 31, 1997  VERSUS
ACTUAL - YEAR ENDED DECEMBER 31, 1996

   The Company had revenues of $36,102 in 1997, consisting of $35,868 of Percentage Lease revenues and $234 of interest and other income. Percentage Lease revenues increased by $9,257, or 35%, in 1997 from $26,611 in 1996. This increase was attributable to (i) $3,639 related to the 1997 Acquired Hotels;
(ii) $4,889 related to the 1996 Acquired Hotels owned for the entire 12-month period in 1997; and (iii) an increase of $729 in lease revenues generated from hotels acquired prior to 1996.

   Real estate taxes and property insurance costs incurred in 1997 were $2,702, an increase of $1,055 from $1,647 in 1996. This increase was primarily attributable to the 1997 Acquired Hotels and the 1996 Acquired Hotels that were owned for the entire 12-month period in 1997. General and administrative expenses increased $36 to $2,021 in 1997 from $1,985 in 1996. This increase was attributable to additional overhead costs related to increased activities of the Company in 1997 and approximately $265 in one-time costs incurred in 1997 with both listing the Company's Common Stock on the NYSE and changes in the financial management staff. These increases were partly offset by the increase in internal time of the development and construction department devoted to development projects and a non-recurring charge of $317 incurred in 1996 related to the termination of a potential business combination. Interest expense increased by $401 to $3,066 in 1997 from $2,665 in 1996. The increase was attributable to (i) $28 related to the increase in weighted average interest rates from 1996 to 1997; (ii) $1,133 related to the increase in weighted average borrowings from 1996 to 1997; and (iii) $377 of increased amortization on line of credit fees and unused line of credit fees in connection with the $125,000 line of credit which was obtained in the fourth quarter of 1996. These increases were offset in part by a $1,137 increase in capitalized interest costs from 1996 to 1997. Depreciation increased $3,588 to $10,064 in 1997 from $6,476 in 1996, primarily due to additional depreciation related to the 1997 Acquired Hotels, the 1996 Acquired Hotels and renovations completed during 1996 and 1997.

ACTUAL - YEAR ENDED DECEMBER 31, 1996 VERSUS
ACTUAL - YEAR ENDED DECEMBER 31, 1995

   The Company had revenues of $26,708 in 1996, consisting of $26,611 of Percentage Lease revenues and $97 of interest and other income. Percentage Lease revenues increased by $9,463, or 55%, in 1996 from $17,148 in 1995. This increase was attributable to (i) $5,460 related to the 1996 Acquired Hotels;
(ii) $2,286 related to the 1995 Acquired Hotels owned for the entire 12-month period in 1996; and (iii) an increase of $1,717 in lease revenues generated from the 1994 Hotels.

   Real estate taxes and property insurance costs incurred in 1996 were $1,647, an increase of $593 from $1,054 in 1995. This increase was primarily attributable to the 1995 Acquired Hotels that were owned for the entire 12-month period in 1996 and the 1996 Acquired Hotels. General and administrative expenses increased $777 to $1,985 in 1996 from $1,208 in 1995. The increase was attributable to (i) costs related to the increase in size and activities of the Company in 1996 over 1995; (ii) the Company becoming self-administered in 1996 and incurring costs associated therewith, offset in part by savings from costs not incurred under its previous advisory agreement; (iii) inflationary cost increases; and (iv) a non-recurring charge of $317 in 1996 related to the termination of potential business combinations. Interest expense increased by $110 to $2,665 in 1996 from $2,555 in 1995, primarily due to an increase in weighted average outstanding borrowings in 1996 from 1995. Depreciation increased $2,622 to $6,476 in 1996 from $3,854 in 1995, primarily due to depreciation related to the 1996 Acquired Hotels, the 1995 Acquired Hotels and renovations completed during 1995 and 1996.

PRO FORMA - YEAR ENDED DECEMBER 31, 1997  VERSUS
PRO FORMA - YEAR ENDED DECEMBER 31, 1996

   The Company had pro forma revenues of $42,462 for the year ended December 31, 1997, consisting of $42,134 of pro forma Percentage Lease revenues and $328 of pro forma interest and other income. Pro forma Percentage Lease revenues increased by $3,652, or 9%, to $42,134 in 1997 from $38,482 in 1996. Of this increase, $1,578 was attributable to an increase in room rates in 1997 from 1996 and $2,074 was attributable to the opening of three hotel properties in 1996.

   Pro forma real estate taxes and property insurance costs incurred in 1997 were $3,072, an increase of $544 from $2,528 in 1996. This increase was primarily attributable to three hotel properties which opened during 1996 (the "Newly Developed Hotels") and an increase in property tax values in 1997. Pro forma general and administrative expenses decreased $27 to $2,056 in 1997 from $2,083 in 1996. The decrease was attributable to a non-recurring charge of $317 in 1996 related to the termination of potential business combinations, offset in part by a non-recurring charge of $265 in 1997 related to listing the Company's Common Stock on the NYSE and changes in the financial management staff. Pro forma depreciation increased $1,411 to $10,920 in 1997 from $9,509 in 1996 primarily due to depreciation of the Newly Developed Hotels and renovations completed during 1996 and 1997.

PRO FORMA YEAR ENDED DECEMBER 31, 1996  VERSUS
PRO FORMA YEAR ENDED DECEMBER 31, 1995

   The Company had pro forma revenues of $30,501 for the year ended December 31, 1996, consisting of $30,404 of pro forma Percentage Lease revenues and $97 of pro forma interest and other income. Pro forma Percentage Lease revenues increased by $4,900, or 19%, to $30,404 in 1996 from $25,504 in 1995. Of this increase, $2,446 was attributable an increase in room rates in 1996 from 1995 and $2,454 was attributable to the Newly Developed Hotels.

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

WINSTON HOSPITALITY, INC.

ACTUAL - TEN MONTHS ENDED OCTOBER 31, 1997 VERSUS
ACTUAL - TEN MONTHS ENDED OCTOBER 31, 1996

   Total revenues increased $19,066, or 37% to $71,089 from $52,023. This increase was primarily attributable to an increase in room revenues of $17,512, or 35% to $67,145 from $49,633. The increase in room revenues included: (i) an increase of $5,220 for the 1997 Acquired Hotels; (ii) an increase of $11,275 for the 1996 Acquired Hotels; and (iii) an increase of $1,017 for the hotels acquired prior to 1996. Food and beverage revenue totaled $2,419 in 1997 compared to $1,240 in 1996, an increase of $1,179. This increase was attributable primarily to the fact that the one full-service hotel was operated for less than six of 10 months in 1996 versus 10 months in 1997.

   Winston Hospitality, Inc. had total expenses in 1997 of $69,272, up $18,507 from $50,765 in 1996. The increase was attributable primarily to the operation of a greater number of hotels for the 10 months ended October 31, 1997 as compared with the same period of 1996.

   In addition, the net income of Winston Hospitality, Inc. was positively impacted during the 10 months ended October 31, 1997, when compared with the 10 months ended October 31, 1996, by the following conditions: (i) an increase in the average daily rate from 1996; (ii) a short-term management contract for the full-service hotel in Garland, Texas in 1996; and (iii) the unseasonably cold weather experienced during the first quarter of 1996.

ACTUAL - YEAR ENDED DECEMBER 31, 1996 VERSUS
ACTUAL - YEAR ENDED DECEMBER 31, 1995

   Total revenues increased $21,148, or 52% to $61,925 in 1996 from $40,777 in 1995. This increase is primarily attributable to an increase in room revenues of $19,279, or 49% to $58,956 in 1996, from $39,677 in 1995. The increase in room revenues was due to: (i) an increase of $11,360 for the 1996 Acquired Hotels;
(ii) an increase of $5,089 for the 1995 Acquired Hotels; and (iii) an increase of $2,830 for the 1994 Hotels. Food and beverage revenue increased $1,547 to $1,685 in 1996 from $138 in 1995, primarily due to one of the 1996 Acquired Hotels being a full-service hotel.

   Winston Hospitality, Inc. had total expenses in 1996 of $61,160, up $21,915 from $39,245 in 1995. This increase was primarily attributable to the operation of a greater number of hotels for the 12 months ended December 31, 1996 as compared with the same period of 1995.

   In addition, the net income of Winston Hospitality, Inc. was negatively impacted during the 12 months ended December 31, 1996 by the following conditions: (i) the unseasonably cold weather experienced during the first quarter of 1996; (ii) renovations at several hotels; (iii) start-up general and administrative costs incurred in connection with managing the 1996 Acquired Hotels; and (iv) a short-term management contract for the full-service hotel in Garland, Texas.

CAPSTAR WINSTON COMPANY, L.L.C.

   During November 1997, CapStar Management Company, L.P. purchased substantially all of the assets and assumed certain liabilities of Winston Hospitality, Inc., including the Current Hotels' leases. Concurrent with the purchase, CapStar Management Company, L.P. contributed/assigned the assets purchased and liabilities assumed in the transaction to the Lessee.

   Since the Lessee was not operating prior to the purchase transaction, no comparative data is available for CapStar Winston Company, L.L.C., and thus no management discussion and analysis will be included herein.

LIQUIDITY AND CAPITAL RESOURCES

   The Company finances its operations from operating cash flow, which is principally derived from Percentage Leases. For the year ended December 31, 1997, cash flow provided by operating activities was $27,811 and funds from operations, which is equal to net income before minority interest and non-recurring costs, plus depreciation, less preferred share distributions, was $26,037. Under Federal income tax law provisions applicable to REITs, the Company is required to distribute at least 95% of its taxable income to maintain its tax status as a REIT. In 1997, the Company declared distributions of $21,032 to its shareholders. Because the Company's cash flow from operating activities is expected to exceed its taxable income due to depreciation and amortization expenses, the Company expects to be able to meet its distribution requirements out of cash flow from operating activities.

   The Company's net cash used in investing activities for the year ended December 31, 1997 totaled $82,349, primarily relating to the purchase of the 1997 Acquired Hotels and renovation of the 1996 Acquired Hotels. Further, the Company anticipates spending an additional $4,100 in 1998 in connection with the renovation of its Current Hotels. These expenditures are in addition to reserves of 5% of room revenues for its limited-service hotels and 7% of room revenues and food and beverage revenues from its full service hotel which the Company is required to set aside under its Percentage Leases for periodic capital improvements and the refurbishment and replacement of furniture, fixtures and equipment at its Current Hotels. In the year ended December 31, 1997, the Company set aside $4,229 for such reserves. These reserves are expected to be funded from operating cash flow, and possibly from borrowings under the Company's line of credit, which sources are expected to be adequate to fund such capital requirements. These reserves are in addition to amounts spent on normal repairs and maintenance which have approximated 5.2% and 5.4% of room revenues in 1997 and 1996, respectively, and are paid by the lessee.

   The Company's net cash provided by financing activities in the year ended December 31, 1996 totaled $54,468, including $71,506 of net proceeds from a Preferred Stock offering in September 1997, offset in part by the payment of distributions to shareholders of $16,789 and the payment of distributions to the Partnership's minority interest of $1,645.

   On October 29, 1996, the Company amended and restated its line of credit with a group of four banks led by Wachovia Bank of North Carolina, N.A., which increased its total line of credit to $125,000, and extended the term to November 1, 1998 (the "Amended Line"). The Company has collateralized the Amended Line with 28 of its Current Hotels. The Amended Line bears interest generally at LIBOR plus 1.75%. The Company's Articles of Incorporation limit its total amount of indebtedness to 45% of the investments in hotel properties at cost, as defined in the Articles. In connection with the 1998 Annual Meeting of Shareholders, the Board of Directors has recommended and the shareholders will vote on a proposal to delete the debt limitation contained in the Articles of Incorporation in favor of a Board policy.

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

   Under an arrangement with Promus Hotels, Inc. ("Promus"), as amended, the Company has a purchase agreement to acquire a Homewood Suites hotel being developed by Promus in Richmond, Virginia, has an option to purchase a limited number of additional Promus-developed Homewood Suites hotels (which are as yet unidentified) that Promus is obligated to offer the Company in the future, and will require its lessee to retain Promus to manage the hotels acquired from Promus. In addition to offering the Company the right to acquire a limited number of hotels, Promus has agreed to invest up to $15,000 in the Company's Common Stock (at the then-current market price per share), at the rate of $12.5 per room, as the Company acquires hotels from Promus. The Company has agreed to use its best efforts to spend up to $100,000 toward the acquisition or development of Promus-brand hotels, including the Homewood Suites hotel in Richmond, any hotels acquired in the future from Promus under the arrangement, and the five development hotels described below. In

September 1996, pursuant to the terms of this arrangement and in connection with the Company's purchase of the Homewood Suites in Clear Lake, Texas, Promus invested approximately $1,500 for approximately 136,000 newly issued shares of Company Common Stock.

   The Company expects to acquire the 123-suite Homewood Suites in Richmond, Virginia upon its completion, which Promus estimates will occur during the second quarter of 1998, for a purchase price approximating Promus' development cost, estimated to be $8,600. Conditions to the Company's obligation to purchase include its approval of the building specifications and Promus' completion of construction within certain cost limitations and by a specified delivery date. Promus has committed to purchase $1,845 in newly issued Company Common Stock at closing.

   The Company had five hotel properties under development as of December 31, 1997. The following table sets forth certain information for each project (see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Forward Looking Statements").

                                                                     EXPECTED
    HOTEL AND LOCATION       ROOMS   DEVELOPMENT COSTS (APPX.)   COMPLETION DATE
    ------------------       -----   -------------------------   ---------------
Homewood Suites
   Crabtree Valley
   Raleigh, NC                 137         $13,000                 Early 1998
Homewood Suites
   Alpharetta, GA              112          10,000                 Early 1998
Homewood Suites
   Lake Mary, FL               112          10,000                 Mid 1998
Homewood Suites
   Durham, NC                   96           9,000                 Late 1998
Courtyard by Marriott
   Winston-Salem, NC           120           8,000                 Late 1998


SEASONALITY

   The Company's operations historically have been seasonal in nature, reflecting higher REVPAR during the second and third quarters. This seasonality and the structure of the Percentage Leases, which provide for a higher percentage of room revenues above the minimum equal quarterly levels to be paid as Percentage Rent, can be expected to cause fluctuations in the Company's quarterly lease revenue under the Percentage Leases.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   Not applicable.

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

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   Information on the Company's directors is incorporated by reference from pages 4 and 5, "Proposal 1 - Election of Directors", in the Company's Proxy Statement to be filed with respect to the Annual Meeting of Shareholders to be held May 5, 1998. Information on the Company's executive officers is included under the caption "Executive Officers of the Registrant" on page 8 of this report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

   This information is incorporated by reference from pages 7 through 10, "Executive Compensation", in the Company's Proxy Statement to be filed with respect to the Annual Meeting of Shareholders to be held May 5, 1998.

ITEM 12. SHARE OWNERSHIP OF MANAGEMENT AND CERTAIN BENEFICIAL OWNERS

   This information is incorporated by reference from pages 2 through 4, "Share Ownership of Management and Certain Beneficial Owners", in the Company's Proxy Statement to be filed with respect to the Annual Meeting of Shareholders to be held May 5, 1998.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   This information is incorporated by reference from pages 12 and 13, "Certain Relationships and Related Transactions", in the Company's Proxy Statement to be filed with respect to the Annual Meeting of Shareholders to be held May 5, 1998.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) FINANCIAL STATEMENTS AND SCHEDULES. The financial statements and schedules listed below are included in this report.


Financial Statements and Schedules                                                                          Form 10-K Page
----------------------------------                                                                          --------------
WINSTON HOTELS, INC.:

Report of Independent Accountants                                                                                 34
Consolidated Balance Sheets as of December 31, 1997 and 1996                                                      35
Consolidated Statements of Income for the years ended December 31, 1997, 1996 and 1995                            36
Consolidated Statements of Shareholders' Equity for the years ended December 31,
   1997, 1996 and 1995                                                                                            37
Consolidated Statements of Cash Flows for the years ended December 31,
   1997, 1996 and 1995                                                                                            38
Notes to Consolidated Financial Statements                                                                        39
Schedule III - Real Estate and Accumulated Depreciation as of December 31, 1997                                   46
Notes to Schedule III                                                                                             48

WINSTON HOSPITALITY, INC.:

Report of Independent Accountants                                                                                 49
Balance Sheets as of October 31, 1997 and December 31, 1996                                                       50
Statements of Income for the ten-month periods ended October 31, 1997 and 1996 (unaudited)
   and the years ended December 31, 1996 and 1995                                                                 51
Statements of Shareholders' Equity for the period ended October 31, 1997 and
   the years ended December 31, 1996 and 1995                                                                     52
Statements of Cash Flows for the ten-month periods ended October 31, 1997 and 1996  (unaudited)
   and the years ended December 31, 1996 and 1995                                                                 53
Notes to Financial Statements                                                                                     54

CAPSTAR WINSTON COMPANY, L.L.C.:

Report of Independent Accountants                                                                                 56
Balance Sheet as of December 31, 1997                                                                             57
Statement of Operations for the period October 15, 1997 (date of inception) through
   December 31, 1997                                                                                              58
Statement of Member's Capital for the period October 15, 1997 (date of inception)
   through December 31, 1997                                                                                      59
Statement of Cash Flows for the period October 15, 1997 (date of inception) through
   December 31, 1997                                                                                              60
Notes to Financial Statements                                                                                     61


(b) REPORTS ON FORM 8-K. One report on Form 8-K was filed during the fourth quarter of 1997: On December 10, 1997, the Company filed a report on Form 8-K that disclosed effective November 17, 1997 and November 24, 1997, the Company entered into and consummated agreements with CapStar and certain CapStar affiliates providing for, among other things, the amendment of the Current Hotels' leases and the future leases of eight of the Company's hotels which are currently in various stages of planning and development to CapStar Winston Company, L.L.C., a subsidiary of CapStar. The report also disclosed that CapStar agreed to guarantee the obligations of the new lessee up to $20 million, that the shareholders of Winston Hospitality, Inc., the former lessee, agreed to make certain investments in the Company, and that the Company, the Partnership and Wachovia Bank, N.A., as Administrative Agent, amended the Credit Agreement dated October 29, 1996.

(c) EXHIBITS. The exhibits required by Item 601 of Regulation S-K are listed below. Management contracts or compensatory plans are filed as Exhibits 10.8, 10.41 and 10.57.

Exhibit            Description
-------            -----------

3.1(1)       Amended and Restated Articles of Incorporation

3.2(2) Articles of Amendment to the Amended and Restated Articles of Incorporation effective June 14, 1995

3.3 Articles of Amendment to the Amended and Restated Articles of Incorporation effective September 10, 1997

3.4(1)       Amended and Restated Bylaws

4.1(1)       Specimen certificate for Common Stock, $0.01 par value per share

4.2(10)      Form of Stock Certificate for 9.25% Series A Cumulative Preferred
             Stock

4.3 Amended and Restated Articles of Incorporation as amended (see Exhibits 3.1, 3.2 and 3.3)

4.4          Amended and Restated Bylaws (see Exhibit 3.4)

10.1(1) First Amended and Restated Agreement of Limited Partnership of WINN Limited Partnership

10.2(8) Second Amended and Restated Agreement of Limited Partnership of WINN Limited Partnership

10.3(10) Amendment No. 1 dated September 11, 1997 to Second Amended and Restated Agreement of Limited Partnership of WINN Limited Partnership

10.4 Amendment No. 2 dated December 31, 1997 to Second Amended and Restated Agreement of Limited Partnership of WINN Limited Partnership

10.5(3)      Form of Percentage Leases

10.6(11) First Amendment to Lease dated November 17, 1997 between WINN Limited Partnership and CapStar Winston Company, L.L.C.

10.7(11) First Amendment to Lease dated November 24, 1997 between WINN Limited Partnership and CapStar Winston Company, L.L.C.

10.8(1)      Winston Hotels, Inc. Directors' Stock Incentive Plan

10.9(3) Management Agreement between Winston Hospitality, Inc. and Interstate Management & Investment Corp. for the Hampton Inn Raleigh, North Carolina

10.10(3) Management Agreement between Winston Hospitality, Inc. and Interstate Management & Investment Corp. for the Hampton Inn Hilton Head, South Carolina

10.11(3) Management Agreement between Winston Hospitality, Inc. and Interstate Management & Investment Corp. for the Hampton Inn Chester (Richmond), Virginia

10.12(3) Management Agreement between Winston Hospitality, Inc. and Interstate Management & Investment Corp. for the Comfort Inn Fayetteville, North Carolina

10.13(3) Management Agreement between Winston Hospitality, Inc. and Interstate Management & Investment Corp. for the Comfort Inn-Durham/Chapel Hill, North Carolina

10.14(3) Management Agreement between Winston Hospitality, Inc. and Interstate Management & Investment Corp. for the Comfort Inn-Charleston, South Carolina

10.15(3) Management Agreement between Winston Hospitality, Inc. and Interstate Management & Investment Corp. for the Comfort Inn Chester (Richmond), Virginia

10.16(3) Management Agreement between Winston Hospitality, Inc. and Interstate Management & Investment Corp. for the Comfort Inn Augusta, Georgia

10.17(3) Management Agreement between Winston Hospitality, Inc. and Interstate Management & Investment Corp. for the Quality Suites Charleston, South Carolina

10.18(3)     Limitation of Future Hotel Ownership and Development Agreement

10.19(4) Percentage Lease among Winston Hospitality, Inc., Winston Hotels, Inc. and WINN Limited Partnership for the Hampton Inn-Raleigh, North Carolina

10.20(4) Percentage Lease among Winston Hospitality, Inc., Winston Hotels, Inc. and WINN Limited Partnership for the Comfort Inn-Charleston, South Carolina

10.21(4) Percentage Lease among Winston Hospitality, Inc., Winston Hotels, Inc. and WINN Limited Partnership for the Comfort
             Inn-Clearwater/St. Petersburg, Florida

10.22(4) Percentage Lease among Winston Hospitality, Inc., Winston Hotels, Inc. and WINN Limited Partnership for the Comfort Inn-Augusta, Georgia

10.23(4) Percentage Lease among Winston Hospitality, Inc., Winston Hotels, Inc. and WINN Limited Partnership for the Quality
             Suites-Charleston, South Carolina

10.24(5) Memorandum of Understanding, dated March 15, 1996, among Winston Hotels, Inc., Winston Hospitality, Inc. and Promus Hotels, Inc.

10.25(5) Stock Purchase Agreement, dated April 24, 1996, between Promus Hotels, Inc. and Winston Hotels, Inc.

10.26(5) Agreement of Purchase and Sale, dated April 24, 1996, between WINN Limited Partnership and Promus Hotels, Inc. relating to three hotel properties being developed by Promus Hotels, Inc.

10.27(5) Agreement of Purchase and Sale, dated April 24, 1996, relating to a hotel property located in Clear Lake, Texas.

10.28(5) Option to Purchase Additional Hotels, dated April 24, 1996, between WINN Limited Partnership and Promus Hotels, Inc.

10.29(5) Agreement of Purchase and Sale, dated February 1, 1996, among WINN Limited Partnership, Dallas Lodging Associates, Inc., A.B. Lodging Associates, Inc., London Lodging Associates and Duncanville Lodging Associates I, Ltd.

10.30(5) Management Agreement, dated April 25, 1996, between Winston Hospitality, Inc. and Impac Hotel Group, Inc.

10.31(5) Agreement of Purchase and Sale, dated April 24, 1996, between WINN Limited Partnership and Cary Suites, Inc.

10.32(5) Agreement of Purchase and Sale, dated April 24, 1996, between WINN Limited Partnership and RWW, Inc.

10.33(5) Agreement of Purchase and Sale, dated April 24, 1996, between WINN Limited Partnership and WJS Associates.

10.34(5) Agreement of Purchase and Sale, dated April 24, 1996, between WINN Limited Partnership and Hotel II, Incorporated.

10.35(5) Sales Contract, dated March 31, 1996, among WINN Limited Partnership, Louis Bowie and Title Company of North Carolina.

10.36(5) Sales Contract, dated February 9, 1996, among WINN Limited Partnership, Russell Parman, Ruby Parman and Title Company of North Carolina.

10.37(6) Amendment No. 1 to Stock Purchase Agreement, dated as of August 7, 1996, by and between Promus Hotels, Inc. and Winston Hotels, Inc. amending the Stock Purchase Agreement, dated April 24, 1996, by and between Promus Hotels, Inc. and Winston Hotels, Inc.

10.38(6) Amendment to Agreement of Purchase and Sale, dated as of August 7, 1996, by and between WINN Limited Partnership and Promus Hotels, Inc., amending the Agreement of Purchase and Sale, dated April 24, 1996, by and between WINN Limited Partnership and Promus Hotels, Inc. relating to three hotel properties being developed by Promus Hotels, Inc.

10.39(6) Amendments to Agreement of Purchase and Sale, dated May 21, 1996 and August 7, 1996, by and between WINN Limited Partnership and Promus Hotels, Inc. amending the Agreement of Purchase and Sale, dated April 24, 1996, by and between WINN Limited Partnership and Promus Hotels, Inc., relating to a hotel property being developed in Clear Lake, Texas.

10.40(6) First Amendment to Option to Purchase Additional Hotels, dated as of August 7, 1996, by and between Promus Hotels, Inc. and WINN Limited Partnership, amending the Option to Purchase Additional Hotels, dated April 24, 1996, by and between WINN Limited Partnership and Promus Hotels, Inc.

10.41(6) Winston Hotels, Inc. Stock Incentive Plan, as amended and restated on May 28, 1996.

10.42(7) Credit Agreement, dated as of October 29, 1996, among Winston Hotels, Inc., WINN Limited Partnership, the banks listed therein, Wachovia Bank of North Carolina, N.A., as Collateral Agent and Wachovia Bank of Georgia, N.A., as Administrative Agent (the "Credit Agreement").

10.43(7) Promissory Note, dated October 29, 1996, from Winston Hotels, Inc. and WINN Limited Partnership to Branch Banking and Trust Company for the principal sum of $35,000,000 pursuant to the Credit Agreement.

10.44(7) Promissory Note, dated October 29, 1996, from Winston Hotels, Inc. and WINN Limited Partnership to Nationsbank, N.A. for the principal sum of $20,000,000 pursuant to the Credit Agreement.

10.45(7) Promissory Note, dated October 29, 1996, from Winston Hotels, Inc. and WINN Limited Partnership to Southtrust Bank of Alabama, N.A. for the principal sum of $20,000,000 pursuant to the Credit Agreement.

10.46(7) Promissory Note, dated October 29, 1996, from Winston Hotels, Inc. and WINN Limited Partnership to Wachovia Bank of North Carolina, N.A. for the principal sum of $50,000,000 pursuant to the Credit Agreement.

10.47(7) Form of Deed of Trust, Assignment of Rents, Security Agreement and Financing Statement used to secure certain obligations under the Credit Agreement (not including certain variations existing in the different states where the properties are located).

10.48(9) Redemption and Registration Rights Agreement, dated as of July 14, 1997 by and among WINN Limited Partnership, Winston Hotels, Inc., certain partnerships listed and certain partners or designees thereof listed therein.

10.49(9) Contribution and Exchange Agreement dated as of June 1997 between BHI Limited Partnership and W. Spring Limited Partnership, as Contributor, and WINN Limited Partnership and Winston Hotels, Inc.

10.50(9) Reinstatement of Agreement of Purchase and Sale and Amendment, dated as of July 22, 1997 between WINN Limited Partnership and Park Hotel, Limited.

10.51(9) Agreement of Purchase and Sale dated as of March 25, 1997 between WINN Limited Partnership and Park Hotel, Limited.

10.52(9) Agreement of Purchase and Sale dated as of March 17, 1997 between WINN Limited Partnership and WHB Hotel Corp., Ltd.

10.53(11)    Letter Agreement dated November 17, 1997 between WINN Limited
             Partnership and CapStar Winston Company, L.L.C.

10.54(11)    Guaranty dated November 17, 1997 between CapStar Hotel Company,
             WINN Limited Partnership and Winston Hotels, Inc.

10.55(11)    Investment Agreement dated November 17, 1997 between Winston
             Hotels, Inc., Robert W. Winston, III and John B. Harris, Jr.

10.56(11)    First Amendment to Credit Agreement dated November 17, 1997 between
             Winston Hotels, Inc., WINN Limited Partnership, Wachovia Bank,
             N.A., Branch Banking and Trust Company, NationsBank, N.A., and
             SouthTrust Bank, N.A.

10.57        Employment Agreement, dated July 31, 1997, by and between Kenneth
             R. Crockett and Winston Hotels, Inc.

23           Consent of Independent Accountants.

24           Powers of Attorney.

27.1 Financial Data Schedule to the Company's Form 10-K for the year ended December 31, 1997.

27.2 Restated Financial Data Schedule to the Company's Form 10-Q as filed with the Securities and Exchange Commission on November 14, 1997 due to the change in the earnings per share calculation as a result of the adoption of Statement of Financial Accounting Standards No. 128, "Earnings Per Share," on December 31, 1997.

27.3 Restated Financial Data Schedule to the Company's Form 10-Q as filed with the Securities and Exchange Commission on August 8, 1997, due to the change in the earnings per share calculation as a result of the adoption of Statement of Financial Accounting Standards No. 128, "Earnings Per Share," on December 31, 1997.

27.4 Restated Financial Data Schedule to the Company's Form 10-Q as filed with the Securities and Exchange Commission on May 13, 1997, due to the change in the earnings per share calculation as a result of the adoption of Statement of Financial Accounting Standards No. 128, "Earnings Per Share," on December 31, 1997.

27.5 Restated Financial Data Schedule to the Company's Form 10-K as filed with the Securities and Exchange Commission on March 27, 1997, due to the change in the earnings per share calculation as a result of the adoption of Statement of Financial Accounting Standards No. 128, "Earnings Per Share," on December 31, 1997.

27.6 Restated Financial Data Schedule to the Company's Form 10-Q as filed with the Securities and Exchange Commission on November 12, 1996, due to the change in the earnings per share calculation as a result of the adoption of Statement of Financial Accounting Standards No. 128, "Earnings Per Share," on December 31, 1997.

27.7 Restated Financial Data Schedule to the Company's Form 10-Q as filed with the Securities and Exchange Commission on August 14, 1996, due to the change in the earnings per share calculation as a result of the adoption of Statement of Financial Accounting Standards No. 128, "Earnings Per Share," on December 31, 1997.

27.8 Restated Financial Data Schedule to the Company's Form 10-Q as filed with the Securities and Exchange Commission on May 14, 1996, due to the change in the earnings per share calculation as a result of the adoption of Statement of Financial Accounting Standards No. 128, "Earnings Per Share," on December 31, 1997.


(1) Exhibits to the Company's Registration Statement on Form S-11 as filed with the Securities and Exchange Commission (Registration No. 33-76602) effective May 25, 1994 and incorporated herein by reference.

(2) Exhibit to the Company's Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on August 11, 1995 and incorporated herein by reference.

(3) Exhibits to the Company's Registration Statement on Form S-11 as filed with the Securities and Exchange Commission (Registration No. 33-91230) effective May 11, 1995 and incorporated herein by reference.

(4) Exhibits to the Company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 15, 1996 and incorporated herein by reference.

(5) Exhibits to the Company's Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on May 14, 1996 and incorporated herein by reference.

(6) Exhibits to the Company's Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on August 14, 1996 and incorporated herein by reference.

(7) Exhibits to the Company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 27, 1997 and incorporated herein by reference.

(8) Exhibit to the Company's report on Form 8-K as filed with the Securities and Exchange Commission on July 24, 1997 and incorporated herein by reference.

(9) Exhibits to the Company's Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on August 8, 1997 and incorporated herein by reference.

(10) Exhibits to the Company's report on Form 8-K as filed with the Securities and Exchange Commission on September 15, 1997 and incorporated herein by reference.

(11) Exhibits to the Company's report on Form 8-K as filed with the Securities and Exchange Commission on December 10, 1997 and incorporated herein by reference.

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

                                       Date:  March 27, 1998


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                    Title                               Date
---------                    -----                               ----

*   Charles M. Winston       Chairman of the Board of Directors  March 27, 1998
---------------------------
Charles M. Winston

/s/ Robert W. Winston, III   Chief Executive Officer,            March 27, 1998
---------------------------  President, Director and Secretary
Robert W. Winston, III       (Principal Executive Officer)


/s/ James D. Rosenberg       Chief Operating Officer and Chief   March 27, 1998
---------------------------  Financial Officer
James D. Rosenberg

/s/ Brent V. West            Vice President and Controller       March 27, 1998
---------------------------
Brent V. West

*   Edwin B. Borden          Director                            March 27, 1998
---------------------------
Edwin B. Borden

*   Thomas F. Darden, II     Director                            March 27, 1998
---------------------------
Thomas F. Darden, II

*   Richard L. Daugherty     Director                            March 27, 1998
---------------------------
Richard L. Daugherty

*   Paul Fulton              Director                            March 27, 1998
---------------------------
Paul Fulton

*   James H. Winston         Director                            March 27, 1998
---------------------------
James H. Winston

*   David C. Sullivan        Director                            March 27, 1998
---------------------------
David C. Sullivan


*By /s/ Robert W. Winston, III
    ----------------------------------------
    Robert W. Winston, III, Attorney-in-Fact

*By /s/ James D. Rosenberg
    ----------------------------------------
    James D. Rosenberg, Attorney-in-Fact


                        REPORT OF INDEPENDENT ACCOUNTANTS

The Board of Directors and Shareholders
Winston Hotels, Inc.

   We have audited the accompanying consolidated balance sheets of Winston Hotels, Inc. as of December 31, 1997 and 1996, and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1997. Our audits also included the financial statement schedule of Winston Hotels, Inc. as listed on the index and included in this Form 10-K. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits.

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

   In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Winston Hotels, Inc. as of December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.


                                                     COOPERS & LYBRAND L.L.P.

Raleigh, North Carolina
January 11, 1998

                              WINSTON HOTELS, INC.
                           CONSOLIDATED BALANCE SHEETS
                        As Of December 31, 1997 And 1996
                   ($ in thousands, except per share amounts)


                                     ASSETS
                                                                                          1997            1996
                                                                                          ----            ----
Investment in hotel properties:
     Land                                                                              $  27,504       $  20,639
     Buildings and improvements                                                          224,535         166,664
     Furniture and equipment                                                              22,528          15,749
                                                                                       ---------       ---------
     Operating properties                                                                274,567         203,052
     Less accumulated depreciation                                                        21,572          11,508
                                                                                       ---------       ---------
                                                                                         252,995         191,544
     Properties under development                                                         26,490           5,138
                                                                                       ---------       ---------
          Net investment in hotel properties                                             279,485         196,682
Corporate FF&E, net                                                                           23            --
Cash and cash equivalents                                                                    164             234
Lease revenue receivable                                                                   5,682           4,611
Deferred expenses, net                                                                     1,403           1,362
Prepaid expenses and other assets                                                          1,070             613
                                                                                       ---------       ---------

                     Total assets                                                      $ 287,827       $ 203,502
                                                                                       =========       =========


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Due to banks                                                                           $  44,081       $  42,800
Accounts payable and accrued expenses                                                      3,527           3,190
Distributions payable                                                                      6,950           4,352
Minority interest in Partnership                                                          15,779          11,347
                                                                                       ---------       ---------
                     Total liabilities                                                    70,337          61,689
                                                                                       ---------       ---------

Commitments (Note 10)

Shareholders' equity:
     Preferred stock, $.01 par value, 10,000,000 shares authorized,
       3,000,000 and 0 shares issued and outstanding (liquidation
       preference of $77,100)                                                                 30            --
     Common stock, $.01 par value, 50,000,000 shares authorized,
       16,194,480 and 15,799,580 shares issued and outstanding                               162             158
     Additional paid-in capital                                                          223,427         145,216
     Unearned directors' compensation                                                       (106)           (181)
     Distributions in excess of earnings                                                  (6,023)         (3,380)
                                                                                       ---------       ---------
                     Total shareholders' equity                                          217,490         141,813
                                                                                       ---------       ---------

                     Total liabilities and shareholders' equity                        $ 287,827       $ 203,502
                                                                                       =========       =========





    The accompanying notes are an integral part of the financial statements.

                              WINSTON HOTELS, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
              For The Years Ended December 31, 1997, 1996 And 1995
                    (in thousands, except per share amounts)

                                                        1997         1996        1995
                                                        ----         ----        ----
Revenue:
     Percentage lease revenue                          $35,868     $26,611     $17,148
     Interest and other income                             234          97         442
                                                       -------     -------     -------
         Total revenue                                  36,102      26,708      17,590
                                                       -------     -------     -------

Expenses:
     Real estate taxes and property and casualty
       insurance                                         2,702       1,647       1,054
     General and administrative                          2,021       1,985       1,208
     Interest                                            3,066       2,665       2,555
     Depreciation                                       10,064       6,476       3,854
     Amortization                                          176         147         117
                                                       -------     -------     -------
         Total expenses                                 18,029      12,920       8,788
                                                       -------     -------     -------
         Income before allocation to minority
           interest                                     18,073      13,788       8,802
Income allocation to minority interest                   1,329         786         417
                                                       -------     -------     -------

         Net income                                     16,744      13,002       8,385
Preferred stock distribution                             2,100        --          --
                                                       -------     -------     -------

Net income applicable to common
  shareholders                                         $14,644     $13,002     $ 8,385
                                                       =======     =======     =======

Earnings per share:
     Net income per common share                       $  0.92     $  1.01     $  0.96
                                                       =======     =======     =======
     Net income per common share assuming
       dilution                                        $  0.91     $  1.00     $  0.96
                                                       =======     =======     =======
     Weighted average number of common shares           15,990      12,922       8,715
                                                       =======     =======     =======
     Weighted average number of common shares
       assuming dilution                                17,555      13,768       9,167
                                                       =======     =======     =======





    The accompanying notes are an integral part of the financial statements.

                              WINSTON HOTELS, INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
              For The Years Ended December 31, 1997, 1996 And 1995
                    (in thousands, except per share amounts)



                                                                                              UNEARNED   DISTRIBU-
                                             COMMON STOCK     PREFERRED STOCK   ADDITIONAL   DIRECTORS'  TIONS IN         TOTAL
                                            ---------------   ---------------    PAID-IN      COMPEN-    EXCESS OF     SHAREHOLDERS'
                                            SHARES  DOLLARS   SHARES   DOLLARS   CAPITAL       SATION    EARNINGS        EQUITY
                                            ------  -------   ------   -------   --------    ----------  ---------     ---------
Balances at December 31, 1994               6,775     $ 68      --       $--     $ 55,805     $(331)     $ (1,837)     $  53,705

Issuance of shares                          3,105       31      --        --       27,183      --            --           27,214
Distributions ($0.93 per share)              --        --       --        --         --        --          (8,507)        (8,507)
Unearned compensation amortization           --        --       --        --         --          75          --               75
Net income                                   --        --       --        --         --        --           8,385          8,385
                                           ------     ----     -----     ---     --------     -----      --------      ---------
Balances at December 31, 1995               9,880       99      --        --       82,988      (256)       (1,959)        80,872

Issuance of shares                          5,919       59      --        --       60,532      --            --           60,591
Adjustment to minority interest              --        --       --        --        1,696      --            --            1,696
Distributions ($1.005 per share)             --        --       --        --         --        --         (14,423)       (14,423)
Unearned compensation amortization           --        --       --        --         --          75          --               75
Net income                                   --        --       --        --         --        --          13,002         13,002
                                           ------     ----     -----     ---     --------     -----      --------      ---------
Balances at December 31, 1996              15,799      158      --        --      145,216      (181)       (3,380)       141,813

Issuance of shares                            395        4     3,000      30       76,451      --            --           76,485
Adjustment to minority interest              --        --       --        --        1,760      --            --            1,760
Distributions ($1.08 per common share)       --        --       --        --         --        --         (17,287)       (17,287)
Distributions ($0.70 per preferred           --        --       --        --         --        --          (2,100)        (2,100)
     share)
Unearned compensation amortization           --        --       --        --         --          75          --               75
Net income                                   --        --       --        --         --        --          16,744         16,744
                                           ------     ----     -----     ---     --------     -----      --------      ---------
Balances at December 31, 1997              16,194     $162     3,000     $30     $223,427     $(106)     $ (6,023)     $ 217,490
                                           ======     ====     =====     ===     ========     =====      ========      =========




    The accompanying notes are an integral part of the financial statements.

                              WINSTON HOTELS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              For The Years Ended December 31, 1997, 1996 And 1995
                                ($ in thousands)

                                                                         1997          1996          1995
                                                                         ----          ----          ----
Cash flows from operating activities:
   Net income                                                         $ 16,744      $ 13,002      $  8,385
      Adjustments to reconcile net income to net cash provided by operating activities:
         Minority interest                                               1,329           786           417
         Depreciation                                                   10,064         6,476         3,854
         Amortization                                                      516           321           196
         Unearned compensation amortization                                 75            75            75
      Changes in assets and liabilities:
         Lease revenue receivable                                       (1,071)       (2,064)       (1,159)
         Prepaid expenses and other assets                                (457)         (168)          (88)
         Accounts payable and accrued expenses                             611           301           948
                                                                      --------      --------      --------
                  Net cash provided by operating activities             27,811        18,729        12,628
                                                                      --------      --------      --------

Cash flows from investing activities:
   Franchise fees paid                                                    (408)         (565)         (216)
   Deferred acquisition costs                                              (64)          (18)          (77)
   Investment in hotel properties                                      (81,877)      (74,031)      (35,766)
                                                                      --------      --------      --------
                  Net cash used in investing activities                (82,349)      (74,614)      (36,059)
                                                                      --------      --------      --------

Cash flows from financing activities:
   Purchase of interest rate cap agreements                                (69)         --            (261)
   Fees paid to increase and extend the line of credit                     (16)         (563)         (130)
   Net proceeds from issuance of common stock                              200        59,091        27,443
   Net proceeds from issuance of preferred stock                        71,506          --            --
   Payment of distributions to common shareholders                     (16,789)      (13,062)       (7,261)
   Payment of distributions to minority interest                        (1,645)         (643)         (378)
   Net increase in line of credit borrowing                              1,281         8,800         5,400
                                                                      --------      --------      --------
                   Net cash provided by financing activities            54,468        53,623        24,813
                                                                      --------      --------      --------

Net increase (decrease) in cash and cash equivalents                       (70)       (2,262)        1,382

Cash and cash equivalents at beginning of period                           234         2,496         1,114
                                                                      --------      --------      --------
Cash and cash equivalents at end of period                            $    164      $    234      $  2,496
                                                                      ========      ========      ========

Supplemental disclosure:
         Cash paid for interest                                       $  4,044      $  2,158      $  2,517
                                                                      ========      ========      ========

Summary of non-cash investing and financing activities:
   Investment in hotel properties payable                             $  1,134      $  1,315      $  1,187
   Distributions declared but not paid                                   6,950         4,352         2,785
   Issuance of shares in exchange for hotel properties/minority
     interest units                                                      4,799         1,500          --
   Issuance of units in exchange for hotel properties                   11,287         9,555          --
   Adjustment to minority interest due to follow-on offerings and issuance of partnership units in connection with the
     acquisition of hotel properties                                     1,760         1,696          --



    The accompanying notes are an integral part of the financial statements.

                              WINSTON HOTELS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ($ in thousands, except per share amounts)

1.   ORGANIZATION:

   Winston Hotels, Inc. ("WHI") operates so as to qualify as a real estate investment trust ("REIT") for federal income tax purposes. During 1994, WHI completed an initial public offering ("IPO") of $0.01 par value common stock ("Common Stock"), utilizing the majority of the proceeds to acquire one hotel and a general partnership interest (as the sole general partner) in WINN Limited Partnership (the "Partnership"). The Partnership used a substantial portion of the proceeds to acquire nine hotel properties (collectively the ten hotels are the "Initial Hotels"). The Initial Hotels were acquired from affiliates of WHI (the "Winston Affiliates"). WHI and the Partnership (collectively the "Company") began operations as a REIT on June 2, 1994.

   During 1995 and 1996, WHI completed follow-on Common Stock offerings, as well as a Preferred Stock offering in September 1997, and invested the net proceeds from these offerings in the Partnership. The Partnership utilized the proceeds to acquire 28 additional hotel properties (see Note 3). As of December 31, 1997, WHI's ownership in the Partnership was 90.15% (see Note 6). As of December 31, 1997, the Company owned 38 hotel properties (the "Current Hotels"), primarily in the Southeast region of the United States. The Current Hotels are leased, pursuant to separate percentage operating lease agreements (the "Percentage Leases"), to CapStar Winston Company, L.L.C. (the "Lessee"), an affiliate of CapStar Hotel Company ("CapStar").

   Prior to November 17, 1997, the Current Hotels were leased pursuant to the Percentage Leases to Winston Hospitality, Inc. On November 17, 1997 and November 24, 1997, CapStar Management Company, L.P. purchased substantially all of the assets and assumed certain liabilities of Winston Hospitality, Inc., including the Current Hotels' leases. CapStar Management Company, L.P. is an affiliate of CapStar. Concurrent with the transaction, the leases were assigned to the Lessee and the terms of the leases were extended to 15 years from the date of the transaction.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

   Principles of Consolidation. The consolidated financial statements include the accounts of WHI and the Partnership. All significant inter-company balances and transactions have been eliminated.

   Investment in Hotel Properties. Hotel properties are recorded at cost and are depreciated using the straight-line method over estimated useful lives of the assets of 5 and 30 years for furniture and equipment, and buildings and improvements, respectively. Upon disposition, both the assets and accumulated depreciation accounts are relieved and the related gain or loss is credited or charged to the income statement. Repairs and maintenance of hotel properties are paid by the Lessee.

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

   Minority Interest in Partnership. Certain hotel properties have been acquired, in part, by the Partnership, through the issuance of limited partnership units of the Partnership. The equity interest in the Partnership created by these transactions represents the Company's minority interest liability. The Company's minority interest is: (i) increased or decreased by its pro-rata share of the net income or net loss, respectively, of the Partnership;
(ii) decreased by distributions; and (iii) adjusted to equal the net equity of the Partnership multiplied by the limited partners' ownership percentage immediately after each issuance of units of the Partnership through an adjustment to additional paid-in capital.

   Earnings Per Share. The Company adopted Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS No. 128") on December 31, 1997 (see Note 7). SFAS No. 128 requires the Company to change its method of computing, presenting and disclosing earnings per share information. The Company is now required to show both net income per common share and net income per common share assuming dilution. Net income per common share is computed by dividing net income applicable to common shareholders by the weighted-average number of common shares outstanding during the period. Net income per common share assuming dilution is computed by dividing income before allocation to minority interest by the weighted average number of common shares assuming dilution during the period. Weighted average number of common shares assuming dilution includes common shares and dilutive common share equivalents, primarily redeemable limited partnership units (see Note 6) and stock options.

   Distributions. The ability to pay regular quarterly distributions is dependent upon receipt of distributions from the Partnership, which in turn are dependent upon the results of operations of the Partnership's properties.

   Income Taxes. The Company qualifies as a REIT under Section 856 to 860 of the Internal Revenue Code and therefore no provision for federal income taxes has been reflected in the financial statements.

   Earnings and profits, which determine the taxability of distributions to shareholders, differ from net income reported for financial reporting purposes due to the differences for federal tax purposes in the estimated useful lives used to compute depreciation and the carrying value (basis) of the investment in hotel properties. Additionally, certain costs associated with the IPO are treated differently for federal tax purposes than for financial reporting purposes. At December 31, 1997, the net tax basis of the Company's assets and liabilities was approximately $14,200 less than the amounts reported in the accompanying consolidated financial statements.

   For federal income tax purposes, 1997 distributions amounted to $1.08 per common share, four percent of which is considered a return of capital.

   Fair Value of Financial Instruments. The value of interest rate cap agreements fluctuates with interest rates. As of December 31, 1997 and 1996, interest rates related to the contract period were below the contract rates, and therefore these contracts were estimated to have nominal current fair value as of that date. Due to banks consists of a line of credit which reprices periodically to allow for the fair value to equal the carrying value. The Company's remaining assets and liabilities are not considered financial instruments.

   Concentration of Credit Risk. The Company places cash deposits at federally insured depository institutions. At December 31, 1997, bank account balances exceeded federal depository insurance limits by approximately $52.

   Reclassifications. Certain reclassifications have been made to the 1995 and 1996 financial statements to conform with the 1997 presentation. These reclassifications have no effect on net income or shareholders' equity previously reported.

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

   Adoption of New Accounting Pronouncements. The Company will adopt Statement of Financial Standards No. 130 "Reporting Comprehensive Income" ("SFAS No. 130") for its 1998 fiscal year. SFAS No. 130 requires the Company to display an amount representing the total comprehensive income for the period in a financial statement which is displayed with the same prominence as other financial statements. Upon adoption, all prior period data presented will be restated to conform to the provisions of SFAS No. 130. This statement is not expected to have a material impact on the Company's financial statements.

   The Company will adopt Statement of Financial Standards No. 131 "Disclosures about Segments of an Enterprise and Related Information" ("SFAS No. 131") for its 1998 fiscal year. SFAS No. 131 requires the Company to report selected information about operating segments in its financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. This statement is not expected to have a material impact on the Company's financial statements.

3.    HOTEL PROPERTIES:

   The Company owned 38 hotels, consisting of 5,124 rooms, as of December 31, 1997. The Company's acquisition of hotel properties for the years 1997, 1996 and 1995 are summarized as follows:

                                          NUMBER OF              NUMBER OF
    YEAR           PURCHASE COST      HOTEL PROPERTIES         ROOMS/SUITES
    ----           -------------      ----------------         ------------
    1995             $ 33,107                  5                    680
    1996*              73,200                 10                  1,322
    1997               62,625                  7                  1,096
                     --------                 --                  -----

    Total            $168,932                 22                  3,098
                     ========                 ==                  =====

   * Includes $38,313 paid to Winston Affiliates for the acquisition of four hotels with 534 rooms/suites.

   The Partnership issued 722,024 limited partnership units in connection with the acquisition of three hotels acquired in 1996 from Winston Affiliates. These affiliates agreed to reduce the purchase prices for the hotels by returning up to $9,555 of units, in the event the Company's aggregate yield, as defined, from these hotels in the first 12 months of ownership was less than 13%. At December 31, 1997, the Company's aggregate yield, as defined, from these hotels in the first 12 months of ownership was 13.8%, thus none of the units were returned.

   All acquisitions were accounted for by the purchase method of accounting and results of operations for these hotels are included in the Consolidated Statements of Income for the period in which they were owned by the Company. The following unaudited pro forma financial information assumes the acquisitions were acquired as of the later of January 1, 1996 or their date of opening, and the 1996 follow-on Common Stock and the 1997 Preferred Stock offerings took place on January 1, 1996:

                                                                             Pro forma for the
                                                                          year ended December 31,
                                                                        ----------------------------
                                                                           1997              1996
                                                                           -----             ----

        Percentage lease and other revenue                              $    42,462      $    38,754
                                                                        -----------      -----------
        Expenses:
           Real estate taxes and property and
            casualty insurance                                                3,072            2,528
           General and administrative                                         2,056            2,083
           Depreciation                                                      10,920            9,509
           Amortization                                                         195              195
           Interest expense                                                     727              385
                                                                        -----------      -----------
             Total expense                                                   16,970           14,700
                                                                        -----------      -----------
             Income before allocation to minority interest                   25,492           24,054
        Income allocation to minority interest                                2,005            2,044
        Preferred stock distribution                                          6,938            6,938
                                                                        -----------      -----------
             Net income applicable to common shareholders               $    16,549      $    15,072
                                                                        ===========      ===========

        Net income per common share                                     $      1.03      $      0.95
                                                                        ===========      ===========

        Net income per common share assuming dilution                   $      1.03      $      0.95
                                                                        ===========      ===========

        Weighted average number of common shares                         15,990,096       15,789,332
                                                                        ===========      ===========

        Weighted average number of common shares assuming dilution       18,034,235       15,821,949
                                                                        ===========      ===========

   The 1996 weighted average number of common shares assuming dilution does not include the conversion of partnership units, as they were anti-dilutive.

4.   DEFERRED EXPENSES:

   At December 31, 1997 and 1996 deferred expenses consist of:

                                                              1997        1996
                                                              ----        ----
       Franchise fees                                        $1,254     $  848
       Line of credit fees                                      658        779
       Interest rate caps                                        69        149
       Acquisition costs                                         86         21
                                                             ------     ------
                                                              2,067      1,797
       Less accumulated amortization                            664        435
                                                             ------     ------
       Deferred expenses, net                                $1,403     $1,362
                                                             ======     ======

   During 1995, the Company entered into interest rate cap agreements to eliminate the exposures to increases in 90-day LIBOR over 7.25%, and therefore from exposures in interest rate increases under the collateralized line of credit over 8.50%, on $30,000, for the period May 30, 1995 through May 30, 1997. During 1997, the Company entered into interest rate cap agreements to eliminate the exposure to increases in 90-day LIBOR over 6.25%, and therefore from its exposure to interest rate increases over 8.00% under its line of credit, on a principal balance of $40 million for the period June 4, 1997, through June 4, 1998.

5.  DUE TO BANKS:

   In October 1996, the Company amended and restated its line of credit with a group of four banks led by Wachovia Bank of North Carolina, N.A., and extended the term to November 1, 1998 (the "Amended Line"). The Company has collateralized the Amended Line with 28 of its Current Hotels, which provide borrowing availability up to a maximum of $125,000. Interest on borrowings is generally at LIBOR plus 1.75% and is payable quarterly in arrears. As of December 31, 1997 and 1996 the weighted average interest rate on the outstanding balance under the line of credit was 7.55% and 7.20%, respectively. A commitment fee of 0.0625% is also paid quarterly on the unused portion of the line of credit. During the years ended December 31, 1997, 1996 and 1995, the Company capitalized interest of $1,284, $148 and $0, respectively, related to hotels under development.

   The Amended Line requires approval of the use of proceeds to certain geographic areas with respect to future hotel acquisitions. It also requires maintenance of certain financial ratios including liquidity and net worth.

   The Company's Articles of Incorporation limit its total amount of indebtedness to 45% of the purchase prices paid by the Company for its investments in hotel properties, as defined.

6.   CAPITAL STOCK:

   On September 11, 1997, the Company issued 3,000,000 shares of 9.25% Series A Cumulative Preferred Stock ($25 liquidation preference per share plus unpaid cumulative distributions). Except in the event of certain occurrences, the preferred shares are not redeemable prior to September 28, 2001. The Company used the net proceeds from the offering of approximately $71,500 to pay down most of the then outstanding debt under its line of credit, and thereby created additional borrowing capacity to finance the acquisition and development of additional hotel properties.

   Pursuant to the Partnership Agreement, the holders of limited partnership units have certain redemption rights (the "Redemption Rights") which enable them to cause the Partnership to redeem their units in the Partnership in exchange for shares of Common Stock on a one-for-one basis or, in certain circumstances, for cash. The number of shares issuable upon exercise of the Redemption Rights will be adjusted upon the occurrence of stock splits, mergers, consolidations or similar pro-rata share transactions, which otherwise would have the effect of diluting the ownership interests of the limited partners or the shareholders of WHI. As of December 31, 1997, the Partnership had 17,963,873 units outstanding, of which 16,194,480 units were held by WHI.

   WHI has issued 7,500 shares to each of its five initial independent directors which shares vest at a rate of 1,500 shares per year beginning on June 2, 1994. The unvested shares are subject to forfeiture if the director does not remain a director of WHI. Each director is entitled to vote and receive distributions paid on such shares prior to vesting.

7.  EARNINGS PER SHARE:

   The Company adopted Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share," on December 31, 1997. SFAS No. 128 requires the Company to change its method of computing, presenting and disclosing earnings per share information. All prior period data presented has been restated to conform to the provisions of SFAS No. 128.

   The following is a reconciliation of the net income applicable to common shareholders used in the net income per common share calculation to the income before allocation to minority interest used in the net income per common share - assuming dilution:


                                                               YEAR ENDED DECEMBER 31,
                                                    ------------------------------------------
                                                        1997            1996            1995
                                                        ----            ----            ----
Net income                                          $  16,744       $  13,002       $    8,385
Less: preferred shares distribution                     2,100              --              --
                                                    ----------      ----------      ----------
Net income applicable to common shareholders           14,644          13,002            8,385
Plus: income allocation to minority interest            1,329             786              417
                                                    ----------      ----------      ----------
Net income assuming dilution                        $  15,973       $  13,788       $    8,802
                                                    =========       =========       ==========

    The following is a reconciliation of the weighted average shares used in net income per common share to the weighted average shares used in the net income per common share - assuming dilution:

                                                              YEAR ENDED DECEMBER 31,
                                                    ---------------------------------------
                                                        1997          1996           1995
                                                    ----------     ----------     ---------
Weighted average number of common shares            15,990,096     12,921,552     8,714,676
Units with redemption rights                         1,493,306        813,831       433,956
Stock options                                           71,376         32,617        18,860
                                                    ----------     ----------     ---------
Weighted average number of common shares
  assuming dilution                                 17,554,778     13,768,000     9,167,492
                                                    ==========     ==========     =========

8.  STOCK OPTION PLAN:

   The Company has adopted the Winston Hotels, Inc. Stock Incentive Plan (the "Plan") under which the Company may grant options to its employees for 700,000 shares plus 5% of the amount of authorized and issued shares of Common Stock exceeding 14,000,000, excluding shares issued pursuant to the Plan. Incentive stock options under the Plan may not exceed 350,000 without shareholder approval. The Plan permits the grant of incentive or nonqualified stock options, stock appreciation rights, stock awards or performance shares to participants. Under the Plan, the exercise price of each option equals the market price of the Company's Common Stock on the date of grant and an option's maximum term is ten years. Options are granted upon approval of the Board of Directors and generally contain vesting requirements over a period of years.

   On January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" ("SFAS 123"). As permitted by SFAS 123, no compensation cost has been recognized for options granted under the Plan. Had the fair value method been used to determine compensation cost, the impact on the Company's net income and net income per share would not have been material. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants in 1997, 1996 and 1995: dividend yield of 8%; expected volatility of 20%; risk-free interest rate of 6%; and an expected life of five years for all options.

   A summary of the status of the Plan as of December 31, 1997, 1996 and 1995, and changes during the years ended on those dates, is presented below:

                                              1997                           1996                            1995
                                  -----------------------------  -----------------------------   -----------------------------
                                                  WEIGHTED                        WEIGHTED                       WEIGHTED
                                                   AVERAGE                        AVERAGE                         AVERAGE
                                     SHARES    EXERCISE PRICE       SHARES     EXERCISE PRICE       SHARES     EXERCISE PRICE
                                     ------    --------------       ------     --------------       ------     --------------
Outstanding at beginning of year     401,000       $   10.93       376,000      $   10.80          176,000      $   10.16
Granted                               55,000           13.88        25,000          12.88          200,000          11.36
Exercised                            (20,000)          10.00          --             --               --            --
                                     -------       ---------       -------      ---------          -------      ---------

Outstanding at end of year           436,000       $   11.34       401,000      $   10.93          376,000      $   10.80
                                     =======       =========       =======      =========          =======      =========

Options exercisable at year-end      264,750                       226,000                         176,000
                                     =======                       =======                         =======


   The following table summarizes information about the Stock Plan at December 31, 1997:

                      OPTIONS            OPTIONS
    EXERCISE        OUTSTANDING        EXERCISABLE          AVERAGE REMAINING
     PRICES         AT 12/31/97        AT 12/31/97      CONTRACTUAL LIFE (YEARS)
     ------         -----------        -----------      ------------------------
     $9.13             25,000            25,000                0.5
     $10.00            28,000            28,000                6.4
     $10.00            53,000            53,000                0.4
     $11.00            50,000            50,000                6.4
     $11.31            50,000            50,000                7.8
     $11.38            90,000            22,500                8.0
     $11.38            60,000            30,000                0.5
     $12.88            25,000             6,250                8.8
     $13.88            55,000                --                9.8

9.  SUBSEQUENT EVENTS:

   On January 30, 1998, the Company announced its intention to purchase three Hilton Garden Inn hotels in a transaction totaling approximately $38,000 in cash. The full-service hotels, which are still under construction but scheduled for completion in the first quarter of 1998, are located in Albany, New York, Alpharetta, Georgia, and Raleigh-Durham, North Carolina. On March 3, 1998, the Company purchased a 168-suite Residence Inn by Marriott in Phoenix, Arizona for $15,900 in cash. On March 10, 1998, the Company announced the opening of a 137-suite Homewood Suites in Raleigh, North Carolina. The hotel was internally developed at a cost of approximately $13,000.

10.  COMMITMENTS:

   The Company has future lease commitments from the Lessee through 2012. Minimum future rental payments under these non-cancelable operating leases are as follows:


                                                                 AMOUNT
                                                                --------
     Year ended December 31:
              1998                                              $ 18,179
              1999                                                18,179
              2000                                                18,179
              2001                                                18,179
              2002                                                18,179
              2003 and thereafter                                180,278
                                                                --------
                 Total                                          $271,173
                                                                ========

   Under the terms of the Percentage Leases, the Lessee is obligated to pay the Company the greater of base rents or percentage rents. The Company earned minimum rents of $15,519, $11,154, and $7,853 for the years ended December 31, 1997, 1996, and 1995, respectively, and percentage rents of $20,349, $15,457, and $9,295 for the years ended December 31, 1997, 1996, and 1995, respectively. The percentage rents are based on percentages of gross room revenue and certain food and beverage revenues. CapStar has guaranteed amounts due and payable to the Company under the leases up to $20,000. The Lessee operates the hotel properties pursuant to franchise agreements, which require the payment of fees based on a percentage of hotel revenue. These fees are paid by the Lessee.

   Pursuant to the Percentage Leases, the Company reserves 5% of room revenues from the limited-service hotels, and 7% of gross room, food and beverage revenues from the full-service hotel to fund periodic improvements to the buildings and grounds, and the periodic replacement and refurbishment of furniture, fixtures and equipment.

   The Company has a contract to acquire a Homewood Suites hotel upon the completion of its development, which is expected to occur during the second quarter of 1998, for a purchase price approximating the development cost, which is estimated to be $8,600. Conditions to the Company's purchase obligation include its approval of the building specifications and completion of construction within certain cost limitations and by a specified delivery date. The developer has committed to acquire approximately $1,845 in newly issued Company Common Stock in connection with the acquisition.

11.  QUARTERLY FINANCIAL DATA (UNAUDITED):

   Summarized unaudited quarterly results of operations for the years ended December 31, 1997 and 1996 are as follows:

1997
-----                                        FIRST      SECOND      THIRD        FOURTH
                                            ------      ------      -------      ------
Total revenue                               $7,178      $9,646      $10,406      $8,872
Total expenses                               4,012       4,468        5,027       4,522
                                            ------      ------      -------      ------
Income before minority interest              3,166       5,178        5,379       4,350
Income allocation to minority interest         230         381          490         228
                                            ------      ------      -------      ------
Income after minority interest               2,936       4,797        4,889       4,122
Preferred share distribution                  --          --            366       1,734
                                            ------      ------      -------      ------
Net income applicable to common
  shareholders                              $2,936      $4,797      $ 4,523      $2,388
                                            ======      ======      =======      ======

Earnings per share:
       Net income per common share          $ 0.19      $ 0.30      $  0.28      $ 0.15
                                            ======      ======      =======      ======
       Net income per common share
         assuming dilution                  $ 0.18      $ 0.30      $  0.28      $ 0.15
                                            ======      ======      =======      ======

1996
-----                                        FIRST      SECOND      THIRD        FOURTH
                                            ------      ------      -------      ------
Total revenue                               $4,556      $6,813      $ 8,435      $6,904
Total expenses                               2,616       3,226        3,348       3,730
                                            ------      ------      -------      ------
Income before minority interest              1,940       3,587        5,087       3,174
Income allocation to minority interest          80         150          337         219
                                            ------      ------      -------      ------
Income after minority interest               1,860       3,437        4,750       2,955
Preferred share distribution                  --          --           --          --
                                            ------      ------      -------      ------
Net income applicable to common
  shareholders                              $1,860      $3,437      $ 4,750      $2,955
                                            ======      ======      =======      ======

Earnings per share:
       Net income per common share          $ 0.19      $ 0.34      $  0.30      $ 0.18
                                            ======      ======      =======      ======
       Net income per common share
         assuming dilution                  $ 0.18      $ 0.34      $  0.30      $ 0.18
                                            ======      ======      =======      ======


                              WINSTON HOTELS, INC.
             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                             As Of December 31, 1997
                                ($ in thousands)

                                     --------------------------------------------------------------------------------
                                                                Cost Capitalized             Gross Amounts
                                                                 Subsequent to                  Carried
                                          Initial Cost            Acquisition              at Close of Period
---------------------------------------------------------------------------------------------------------------------
                                                 Buildings             Buildings               Buildings
                                                    and                   and                     and
Description            Encumbrances    Land    Improvements   Land   Improvements    Land    Improvements    Total
---------------------------------------------------------------------------------------------------------------------
Hampton Inn
  Boone, NC                 *        $    264  $     2,750    $ --   $        22    $  264   $     2,772    $  3,036
Hampton Inn
  Brunswick, GA             *             716        3,887      --            58       716         3,945       4,661
Hampton Inn
  Cary, NC                  *             613        4,596      --            22       613         4,618       5,231
Hampton Inn
  Charlotte, NC             *             833        3,609      --             1       833         3,610       4,443
Hampton Inn
  Chester, VA               *             461        2,238      --             9       461         2,247       2,708
Hampton Inn
  Duncanville, TX           *             480        2,689      25           296       505         2,985       3,490
Hampton Inn
  Durham, NC                *             634        4,582      --           111       634         4,693       5,327
Hampton Inn & Suites
  Gwinnett, GA              *             557        6,959      --           (16)      557         6,943       7,500
Hampton inn
  Hilton Head, SC           *             310        3,969      --           277       310         4,246       4,556
Hampton Inn
  Jacksonville, NC          *             473        4,140      --            13       473         4,153       4,626
Hampton Inn
  Perimeter , GA            *             914        6,293      --            47       914         6,340       7,254
Hampton Inn
  Raleigh, NC               *             697        5,955      --           622       697         6,577       7,274
Hampton Inn
  Southern Pines, NC        *             614        4,280      --            17       614         4,297       4,911
Hampton Inn
  Southlake, GA             *             680        4,065      --            33       680         4,098       4,778
Hampton Inn
  W. Springfield, MA                      916        5,253      --            --       916         5,253       6,169
Hampton Inn
  White Plains, NY                      1,382       10,763      --            --     1,382        10,763      12,145
Hampton Inn
  Wilmington, NC            *             460        3,208       2            37       462         3,245       3,707
Comfort Inn
  Augusta, GA               *             404        3,541      --            31       404         3,572       3,976
Comfort Inn
  Charleston, SC            *             438        5,853      --           502       438         6,355       6,793
Comfort Inn
  Chester, VA               *             661        6,447      --            11       661         6,458       7,119
Comfort Inn
  Clearwater, FL                          532        3,436      --           409       532         3,845       4,377

                       ----------------------------------------------------------
                                                                      Life Upon
                                                                         Which
                         Accumulated      Net Book                   Depreciation
                        Depreciation     Value Land,                   in Latest
                          Buildings      Buildings                      Income
                            and             and           Date of    Statement is
Description             Improvements    Improvements    Acquisition    Computed
---------------------------------------------------------------------------------
Hampton Inn
  Boone, NC             $        329   $      2,707      6/2/94         30
Hampton Inn
  Brunswick, GA                  469          4,192      6/2/94         30
Hampton Inn
  Cary, NC                       549          4,682      6/2/94         30
Hampton Inn
  Charlotte, NC                  431          4,012      6/2/94         30
Hampton Inn
  Chester, VA                    230          2,478     11/29/94        30
Hampton Inn
  Duncanville, TX                161          3,329      5/7/96         30
Hampton Inn
  Durham, NC                     552          4,775      6/2/94         30
Hampton Inn & Suites
  Gwinnett, GA                   329          7,171      7/18/96        30
Hampton inn
  Hilton Head, SC                428          4,128     11/29/94        30
Hampton Inn
  Jacksonville, NC               495          4,131      6/2/94         30
Hampton Inn
  Perimeter , GA                 298          6,956      7/19/96        30
Hampton Inn
  Raleigh, NC                    554          6,720      5/18/95        30
Hampton Inn
  Southern Pines, NC             513          4,398      6/2/94         30
Hampton Inn
  Southlake, GA                  488          4,290      6/2/94         30
Hampton Inn
  W. Springfield, MA              87          6,082      7/14/97        30
Hampton Inn
  White Plains, NY                60         12,085     10/29/97        30
Hampton Inn
  Wilmington, NC                 387          3,320      6/2/94         30
Comfort Inn
  Augusta, GA                    305          3,671      5/18/95        30
Comfort Inn
  Charleston, SC                 526          6,267      5/18/95        30
Comfort Inn
  Chester, VA                    663          6,456     11/29/94        30
Comfort Inn
  Clearwater, FL                 315          4,062      5/18/95        30

                                     --------------------------------------------------------------------------------
                                                                Cost Capitalized             Gross Amounts
                                                                 Subsequent to                  Carried
                                          Initial Cost            Acquisition              at Close of Period
---------------------------------------------------------------------------------------------------------------------
                                                 Buildings             Buildings               Buildings
                                                    and                   and                     and
Description            Encumbrances    Land    Improvements   Land   Improvements    Land    Improvements    Total
---------------------------------------------------------------------------------------------------------------------
Comfort Inn
  Durham, NC                *             947        6,208      --            30       947         6,238       7,185
Comfort Inn
  Fayetteville, NC          *           1,223        8,047      --           363     1,223         8,410       9,633
Comfort Inn
  Greenville, SC                          871        3,551      --           942       871         4,493       5,364
Comfort Suites
  London, KY                              345        2,170      --           213       345         2,383       2,728
Comfort Inn
  Raleigh, NC               *             459        4,075       8           267       467         4,342       4,809
Comfort Inn
  Wilmington, NC            *             532        5,889      --           232       532         6,121       6,653
Comfort Suites
  Orlando, FL                           1,357       10,180      --            --     1,357        10,180      11,537
Holiday Inn Express
  Abingdon, VA              *             918        2,263      --           254       918         2,517       3,435
Holiday Inn Express
  Clearwater, FL                          510        5,854      --            --       510         5,854       6,364
Holiday Inn Select
  Dallas, TX                *           1,060       13,615      --         1,094     1,060        14,709      15,769
Homewood Suites
  Cary, NC                  *           1,010       12,367       9           (9)     1,019        12,358      13,377
Homewood Suites
  Clear Lake, TX            *             879        5,978      --            11       879         5,989       6,868
Fairfield Inn
  Ann Arbor, MI                           543        3,744      --            --       543         3,744       4,287
Quality Suites
  Charleston, SC            *             912       11,224      --            43       912        11,267      12,179
Courtyard by Marriott
  Ann Arbor, MI                           902        9,850      --            --       902         9,850      10,752
Courtyard by Marriott
  Houston, TX                           1,211        9,154      --            --     1,211         9,154      10,365
Courtyard by Marriott
  Wilmington, NC            *             742        5,907      --             4       742         5,911       6,653
                                     --------  -----------    ----   -----------    ------   -----------    --------
                                     $ 27,460  $   218,589    $ 44   $     5,946    $27,504  $   224,535    $252,039
                                     ========  ===========    ====   ===========    =======  ===========    ========

                       ----------------------------------------------------------
                                                                      Life Upon
                                                                         Which
                         Accumulated      Net Book                   Depreciation
                        Depreciation     Value Land,                   in Latest
                          Buildings      Buildings                      Income
                             and            and           Date of    Statement is
Description             Improvements    Improvements    Acquisition    Computed
---------------------------------------------------------------------------------
Comfort Inn
  Durham, NC                     639          6,546     11/29/94        30
Comfort Inn
  Fayetteville, NC               857          8,776     11/29/94        30
Comfort Inn
  Greenville, SC                 219          5,145      5/6/96         30
Comfort Suites
  London, KY                     124          2,604      5/7/96         30
Comfort Inn
  Raleigh, NC                    467          4,342      8/16/94        30
Comfort Inn
  Wilmington, NC                 726          5,927      6/2/94         30
Comfort Suites
  Orlando, FL                    225         11,312      5/1/97         30
Holiday Inn Express
  Abingdon, VA                   102          3,333      5/7/96         30
Holiday Inn Express
  Clearwater, FL                  81          6,283      8/6/97         30
Holiday Inn Select
  Dallas, TX                     779         14,990      5/7/96         30
Homewood Suites
  Cary, NC                       618         12,759      7/9/96         30
Homewood Suites
  Clear Lake, TX                 266          6,602      9/13/96        30
Fairfield Inn
  Ann Arbor, MI                   31          4,256      9/30/97        30
Quality Suites
  Charleston, SC                 967         11,212      5/18/95        30
Courtyard by Marriott
  Ann Arbor, MI                   82         10,670      9/30/97        30
Courtyard by Marriott
  Houston, TX                    152         10,213      7/14/97        30
Courtyard by Marriott
  Wilmington, NC                 196          6,457     12/19/96        30
                        ------------   ------------
                        $     14,700   $    237,339
                        ============   ============


* These properties serve as collateral for the $125,000 line of credit which, as of December 31, 1997, had an outstanding balance of $44,081.

                              WINSTON HOTELS, INC.
                              NOTES TO SCHEDULE III

                                                             1997            1996
                                                             ----            ----
(a)  Reconciliation of Real Estate:
     Balance at beginning of period                       $187,303         $116,133
         Acquisitions during period                         61,619           69,568
         Additions during period                             3,117            1,602
                                                          --------         --------
     Balance at end of period                             $252,039         $187,303
                                                          ========         ========

(b)  Reconciliation of Accumulated Depreciation:
     Balance at beginning of period                          8,387         $  3,937
     Depreciation for period                                 6,313            4,450
                                                          --------         --------
     Balance at end of period                             $ 14,700         $  8,387
                                                          ========         ========

(c) The aggregate cost of land, buildings and furniture and equipment for federal income tax purposes is approximately $270,000.

(d) Refer to Notes 1 and 3 to the financial statements of Winston Hotels, Inc. for transactions with affiliates.

                        REPORT OF INDEPENDENT ACCOUNTANTS

The Shareholders
Winston Hospitality, Inc.

   We have audited the accompanying balance sheets of Winston Hospitality, Inc. as of October 31, 1997 and December 31, 1996 and the related statements of income, shareholders' equity and cash flows for the 10 months ended October 31, 1997 and the years ended December 31, 1996 and 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

   In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Winston Hospitality, Inc. as of October 31, 1997 and December 31, 1996 and the results of its operations and its cash flows for the 10 months ended October 31, 1997 and the years ended December 31, 1996 and 1995, in conformity with generally accepted accounting principles.




                                                    COOPERS & LYBRAND L.L.P.

Raleigh, North Carolina
February 6, 1998

                            WINSTON HOSPITALITY, INC.
                                 BALANCE SHEETS
                  As Of October 31, 1997 And December 31, 1996
                   ($ in thousands, except per share amounts)


                                     ASSETS
                                                                 1997          1996
                                                                 ----          ----
Current assets:
     Cash and cash equivalents                                  $ 6,926      $5,463
     Accounts receivable:
         Trade                                                    2,303       1,166
         Lessor                                                     768       1,391
         Affiliates                                                 125          95
         Shareholders                                              --            71
     Prepaid expenses and other assets                              182         220
                                                                -------      ------
                  Total current assets                           10,304       8,406
                                                                -------      ------

Furniture, fixtures and equipment:
     Furniture and equipment                                        399         323
     Leasehold improvements                                         113         113
                                                                -------      ------
                                                                    512         436
     Less accumulated depreciation and amortization                 245         178
                                                                -------      ------
                  Net furniture, fixtures and equipment             267         258
                                                                -------      ------

                                                                $10,571      $8,664
                                                                =======      ======


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable - trade                                   $ 1,918      $1,259
     Percentage lease payable to Lessor                           3,882       4,611
     Accounts payable - affiliates                                 --           146
     Accrued salaries and wages                                   1,204         874
     Accrued sales and occupancy taxes                              814         462
     Other current liabilities                                      842         618
                                                                -------      ------
                  Total current liabilities                       8,660       7,970
                                                                -------      ------

Commitments (Note 3)

Shareholders' equity:
     Common stock, $.01 par value, 100 shares authorized,
         issued and outstanding                                       1           1
     Additional paid-in capital                                      49          49
     Retained earnings                                            1,861         644
                                                                -------      ------
                  Total shareholders' equity                      1,911         694
                                                                -------      ------

                                                                $10,571      $8,664
                                                                =======      ======





    The accompanying notes are an integral part of the financial statements.

                            WINSTON HOSPITALITY, INC.
                              STATEMENTS OF INCOME
             For The Ten Months Ended October 31, 1997 And 1996 And
                   The Years Ended December 31, 1996 And 1995
                                ($ in thousands)

                                                TEN MONTHS               YEARS ENDED
                                             ENDED OCTOBER 31,          DECEMBER 31,
                                           --------------------      --------------------
                                             1997         1996         1996         1995
                                             ----         ----         ----         ----
                                                      (unaudited)
Revenue:
     Room                                  $67,145      $49,633      $58,956      $39,677
     Food and beverage                       2,419        1,240        1,685          138
     Other operating, net                    1,373        1,068        1,191          877
     Interest income                           152           82           93           85
                                           -------      -------      -------      -------
         Total revenue                      71,089       52,023       61,925       40,777
                                           -------      -------      -------      -------
Expenses:
     Property and operating                 24,112       17,388       21,550       14,124
     Property repairs and maintenance        3,193        2,614        3,181        1,909
     Food and beverage                       1,715          924        1,281          189
     General and administrative              2,090        1,603        2,050        1,526
     Franchise costs                         6,167        4,327        5,361        3,565
     Management fees                         1,015        1,109        1,126          784
     Percentage lease payments              30,980       22,800       26,611       17,148
                                           -------      -------      -------      -------
         Total expenses                     69,272       50,765       61,160       39,245
                                           -------      -------      -------      -------
         Net income                        $ 1,817      $ 1,258      $   765      $ 1,532
                                           =======      =======      =======      =======






    The accompanying notes are an integral part of the financial statements.

                            WINSTON HOSPITALITY, INC.
                       STATEMENTS OF SHAREHOLDERS' EQUITY
                   For The Ten Months Ended October 31, 1997,
                 And The Years Ended December 31, 1996 And 1995
                                ($ in thousands)

                                   COMMON STOCK   ADDITIONAL                    TOTAL
                                 ----------------   PAID-IN    RETAINED     SHAREHOLDERS'
                                 SHARES   DOLLARS   CAPITAL    EARNINGS        EQUITY
                                 ------   -------  ---------   --------     -------------
Balances at December 31, 1994      100      $1      $49        $    15       $    65

Net income                           -       -        -          1,532         1,532
Distributions                        -       -        -         (1,112)       (1,112)
                                   ---      --      ---        -------       -------
Balances at December 31, 1995      100       1       49            435           485

Net income                           -       -        -            765           765
Distributions                        -       -        -           (556)         (556)
                                   ---      --      ---        -------       -------
Balances at December 31, 1996      100       1       49            644           694

Net income                           -       -        -          1,817         1,817
Distributions                        -       -        -           (600)         (600)
                                   ---      --      ---        -------       -------
Balances at October 31, 1997       100       1       49          1,861         1,911
                                   ===      ==      ===        =======       =======




    The accompanying notes are an integral part of the financial statements.

                            WINSTON HOSPITALITY, INC.
                             STATEMENT OF CASH FLOWS
               For The Ten Months Ended October 31, 1997 And 1996
                 And The Years Ended December 31, 1996 And 1995
                                ($ in thousands)


                                                                      TEN MONTHS                  YEARS ENDED
                                                                   ENDED OCTOBER 31,              DECEMBER 31,
                                                                 ---------------------       ----------------------
                                                                   1997          1996          1996         1995
                                                                   ----          ----          ----         ----
                                                                             (unaudited)
Cash flows from operating activities:
     Net income                                                  $ 1,817       $ 1,258       $   765       $ 1,532
     Adjustments to reconcile net income to net cash
     provided by operating activities:
         Depreciation and amortization                                67            65            83            63
         Changes in assets and liabilities:
              Accounts receivable - trade                         (1,137)       (1,525)         (330)         (310)
              Prepaid expenses and other assets                       38          (137)         (103)          (65)
              Accounts payable - trade                               659           547           666           132
              Percentage lease payable to Lessor                    (729)          532         2,064         1,159
              Accrued expenses and other liabilities                 906         1,045           914            30
                                                                 -------       -------       -------       -------
                  Net cash provided by operating activities
                                                                   1,621         1,785         4,059         2,541
                                                                 -------       -------       -------       -------

Cash flows from investing activities:
     Purchases of furniture, fixtures and equipment                  (76)         (107)         (144)          (67)
     Repayments from (advances to) Lessor, affiliates and
       shareholders, net                                             518          (265)         (145)       (1,233)
                                                                 -------       -------       -------       -------
                  Net cash provided by (used in) investing
                    activities                                       442          (372)         (289)       (1,300)
                                                                 -------       -------       -------       -------

Cash flows from financing activities:
     Distributions to shareholders                                  (600)         (485)         (556)       (1,112)
                                                                 -------       -------       -------       -------
                  Net cash used in financing activities             (600)         (485)         (556)       (1,112)
                                                                 -------       -------       -------       -------

Net increase in cash and cash equivalents                          1,463           928         3,214           129
Cash and cash equivalents at beginning of the period               5,463         2,249         2,249         2,120
                                                                 -------       -------       -------       -------

Cash and cash equivalents at end of the period                   $ 6,926       $ 3,177       $ 5,463       $ 2,249
                                                                 =======       =======       =======       =======




    The accompanying notes are an integral part of the financial statements.

                            WINSTON HOSPITALITY, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                ($ in thousands)

1.   ORGANIZATION:

   Winston Hospitality, Inc. ("Hospitality") was formed to lease and operate hotels owned by WINN Limited Partnership (the "Partnership") and Winston Hotels, Inc. ("WHI") (collectively, the "Company"). Approximately 90.15% of the Partnership is owned by WHI. The two shareholders of Hospitality (Robert W. Winston, III and John B. Harris, Jr.) are also shareholders of WHI and/or partners in the Partnership. The Company owned 21 hotels as of December 31, 1995, 31 hotels as of December 31, 1996 and 38 hotels as of October 31, 1997 (collectively, all 38 hotels are the "Current Hotels").

   Each hotel was separately leased by the Company to Hospitality under a Percentage Lease Agreement. These leases required minimum base rental payments to be made to the Company on a monthly basis and additional quarterly payments to be made based on a percentage of gross room revenue and certain food and beverage revenues.

   Thirty-seven of the 38 hotels are limited-service hotels and one is a full-service hotel. All 38 hotels are operated under franchise agreements with Promus Hotels, Inc., Choice Hotels International, Inc., Holiday Inns Franchising, Inc. and Marriott International, Inc. The cost of obtaining the franchise licenses was paid by the Company and the on-going franchise fees were paid by Hospitality.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

   Revenue Recognition. Revenue is recognized as earned. Ongoing credit evaluations are performed and an allowance for potential credit losses is provided against the portion of accounts receivable which is estimated to be uncollectible.

   Cash Equivalents. All highly liquid investments with a maturity date of three months or less when purchased are considered to be cash equivalents. Hospitality places cash deposits with federally insured depository institutions. At October 31, 1997, bank account balances exceeded federal depository insurance limits by approximately $6,252.

   Fair Value of Financial Instruments. Hospitality's financial instruments consist of cash and cash equivalents whose carrying value approximates fair value because of their short maturity. Hospitality's remaining assets and liabilities are not considered financial instruments.

   Furniture, Fixtures and Equipment. Furniture and equipment are recorded at cost and are depreciated using the straight-line method over estimated useful lives of the assets of five and seven years. Leasehold improvements are being amortized using the straight-line method over the terms of the related leases. Upon disposition, both the asset and accumulated depreciation accounts are relieved and the related gain or loss is credited or charged to the income statement. Repairs and maintenance of hotel properties owned by the Company are paid by Hospitality and are charged to expense as incurred.

   Income Taxes. Hospitality has made an election under Subchapter S of the Internal Revenue Code of 1986, as amended. Any taxable income or loss is recognized by the shareholders and, therefore, no provision for income taxes has been provided in the accompanying financial statements.

   Reclassifications. Certain reclassifications have been made to the 1996 and 1995 financial statements to conform with the 1997 presentation. These reclassifications have no effect on net income or shareholders' equity as previously reported.

   Unaudited October 31, 1996 operating results. Operating results for the 10 months ended October 31, 1996, presented for comparison purposes, are unaudited. The unaudited financial statements for the period ended October 31, 1996 reflect, in the opinion of management, all adjustments necessary for a fair presentation of the financial statements. All such adjustments are normal and recurring in nature.

3.   COMMITMENTS:

   Under the terms of the Percentage Lease Agreements, Hospitality had future lease commitments to the Company through 2006. As disclosed in Note 6 below, all Percentage Leases were sold as of November 24, 1997.

   Hospitality incurred minimum rents of $13,535, $11,154 and $7,853 as well as percentage rents of $17,445, $15,457 and $9,295 for the ten months ended October 31, 1997 and the years ended December 31, 1996 and 1995, respectively.

   Hospitality had entered into separate contracts with unrelated parties for the management of 10 of the hotels. The terms of these agreements provided for management fees to be paid based on predetermined formulas for a period of ten years through 2006. The contracts were cancelable under certain circumstances as outlined in the agreements. As disclosed in Note 6 below, all such contracts were sold as of November 24, 1997.

   Various legal proceedings against Hospitality have arisen from time to time in the normal course of business. Management believes liabilities arising from these proceedings, if any, will have no material adverse effect on the financial positions or results of operations of Hospitality.

4.   DISTRIBUTIONS:

   Beginning with the year ended December 31, 1996, the shareholders agreed to limit distributions by Hospitality to amounts necessary to pay their income taxes on the net income derived from Hospitality until such time as the tangible net worth of Hospitality reached $4,000. Thereafter, they agreed to invest at least 75% of their after-tax distributions of net income from Hospitality in Common Stock of the Company. These agreements terminated effective November 24, 1997, due to the sale of the leases to CapStar.

5.   PROFIT SHARING PLAN:

   On January 1, 1996, Hospitality adopted the Winston 401(k) Plan (the
"Plan") for substantially all employees, except any highly compensated employee, as defined in the Plan, who had attained the age of 21 and completed one year of service. Under the Plan, employees were able to contribute from 1% to 15% of compensation, subject to an annual maximum as determined under the Internal Revenue Code. Hospitality made matching contributions of a specified percentage of the employee's contribution. Hospitality contributed $54, $50 (unaudited) and $61 during the 10-month periods ended October 31, 1997 and 1996, and the year ended December 31, 1996, respectively.

6.   SUBSEQUENT EVENT:

   On November 24, 1997, Hospitality completed the sale of substantially all of its assets and all 38 existing Percentage Leases to CapStar Management Company, L.P. ("CMC") for total consideration of $34,000. The $34,000 sale price consisted of $10,000 in cash and 674,236 CMC Partnership Units.

                        REPORT OF INDEPENDENT ACCOUNTANTS

The Members
CapStar Winston Company, L.L.C.:

   We have audited the accompanying balance sheet of CapStar Winston Company, L.L.C. (the "Company") as of December 31, 1997 and the related statements of operations, members' capital, and cash flows for the period from October 15, 1997 (date of inception) through December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

   In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CapStar Winston Company, L.L.C. as of December 31, 1997, and the results of its operations and its cash flows for the period from October 15, 1997 (date of inception) through December 31, 1997, in conformity with generally accepted accounting principles.

                                                     KPMG Peat Marwick LLP


Washington, D.C.
February 20, 1998

                         CAPSTAR WINSTON COMPANY, L.L.C.
                                  BALANCE SHEET
                             As Of December 31, 1997
                                ($ in thousands)

                                     ASSETS

Current assets:
     Cash and cash equivalents                                                $ 3,393
     Accounts receivable                                                        1,614
     Due from Winston Hospitality, Inc.                                         1,636
     Due from CapStar Management Company, L.P.                                    385
     Deposits and other assets                                                    197
                                                                              -------
                  Total current assets                                          7,225
                                                                              -------

Furniture, fixtures and equipment, net of accumulated depreciation of $5          241
Intangible assets, net of accumulated amortization of $93                      34,088
Deferred franchise costs, net of accumulated amortization of $7                   601
                                                                              -------

                                                                              $42,155
                                                                              =======


                        LIABILITIES AND MEMBERS' CAPITAL

Current liabilities:
     Accounts payable                                                         $ 1,459
     Accrued expenses                                                           2,920
     Percentage lease payable to Winston Hotels, Inc.                           5,682
     Advance deposits                                                             135
                                                                              -------
                  Total current liabilities                                    10,196
                                                                              -------

Commitments (Note 6)

Members' capital                                                               31,959
                                                                              -------

                                                                              $42,155
                                                                              =======




                 See accompanying notes to financial statements.

                         CAPSTAR WINSTON COMPANY, L.L.C.
                             STATEMENT OF OPERATIONS
 For The Period October 15, 1997 (Date Of Inception) Through December 31, 1997
                                ($ in thousands)

Revenue:
     Rooms                                                    $ 8,197
     Food and beverage                                            462
     Telephone and other operating departments                    384
                                                              -------
              Total revenue                                     9,043
                                                              -------

Operating costs and expenses:
     Rooms                                                      2,158
     Food and beverage                                            308
     Telephone and other operating departments                    211
Undistributed expenses:
     Lease expense                                              3,242
     Administrative and general                                 1,069
     Sales and marketing                                          415
     Franchise fees                                               595
     Repairs and maintenance                                      515
     Energy                                                       431
     Other                                                         55
     Depreciation and amortization                                105
                                                              -------
              Total expenses                                    9,104
                                                              -------

Net loss                                                      $   (61)
                                                              =======





                 See accompanying notes to financial statements.

                        CAPSTAR WINSTON COMPANY, L.L.C.
                         STATEMENT OF MEMBERS' CAPITAL
 For The Period October 15, 1997 (Date Of Inception) Through December 31, 1997
                                ($ in thousands)


                                               CapStar Management         EquiStar Acquisition
                                                  Company, L.P.                Corporation                    Total
                                             ------------------------    ------------------------    ------------------------
Member contributions made since
  October 15, 1997 (date of inception)       $               32,020      $                   --      $               32,020

Net loss                                                        (60)                         (1)                        (61)
                                             ------------------------    ------------------------    -----------------------

Balance, December 31, 1997                   $               31,960      $                   (1)     $               31,959
                                             ========================    ========================    ========================




                 See accompanying notes to financial statements.

                        CAPSTAR WINSTON COMPANY, L.L.C.
                            STATEMENT OF CASH FLOWS
 For The Period October 15, 1997 (Date Of Inception) Through December 31, 1997
                                ($ in thousands)

Cash flows from operating activities:
     Net loss                                                                 $    (61)
     Adjustments to reconcile net loss to net cash provided by operating activities:
         Depreciation and amortization                                             105
         Decrease in accounts receivable                                           235
         Increase in due from Winston Hospitality, Inc.                         (1,636)
         Increase in due from CapStar Management Company, L.P.                    (635)
         Increase in deposits and other assets                                    (135)
         Increase in accounts payable and accrued expenses                       4,063
         Increase in percentage lease payable to Winston Hotels, Inc.            1,463
         Increase in advance deposits                                               26
                                                                              --------
Net cash provided by operating activities                                        3,425
                                                                              --------

Cash flows from investing activities:
     Additions of furniture, fixtures and equipment                                 (3)
     Additions to intangible assets                                               (100)
                                                                              --------
Net cash used in investing activities                                             (103)
                                                                              --------

Cash flows from financing activities - contributions by members                     71
                                                                              --------

Net increase in cash and cash equivalents                                        3,393
Cash and cash equivalents at beginning of period                                  --
                                                                              --------

Cash and cash equivalents at end of period                                    $  3,393
                                                                              ========

Supplemental Disclosure of Cash Flow information:

     Assets contributed (liabilities assigned) to the Company by CapStar
       Management Company, L.P.:
           Accounts receivable                                                $  1,849
           Deposits and other assets                                                62
           Furniture, fixtures and equipment                                       243
           Intangible assets                                                    34,081
           Deferred franchise costs                                                608
           Accounts payable and accrued expenses                                  (316)
           Percentage lease payable to Winston Hotels, Inc.                     (4,219)
           Advance deposits                                                       (109)
           Due to CapStar Management Company, L.P.                                (250)
                                                                              --------

     Non-cash financing activity - contribution by member                       31,949
                                                                              ========



                 See accompanying notes to financial statements.

                         CAPSTAR WINSTON COMPANY, L.L.C.
                          NOTES TO FINANCIAL STATEMENTS
                                December 31, 1997
                                ($ in thousands)

1.    ORGANIZATION:

   CapStar Winston Company, L.L.C. (the "Company") was formed on October 15, 1997, pursuant to a limited liability company agreement ("Agreement"), subject to the Limited Liability Act of the State of Delaware, between CapStar Management Company, L.P. (CMC) and EquiStar Acquisition Corporation, both wholly-owned subsidiaries of CapStar Hotel Company, to lease and operate certain hotels owned by WINN Limited Partnership and Winton Hotels, Inc. (collectively, "Winston").

   During November 1997, CMC purchased substantially all of the assets and assumed certain liabilities of Winston Hospitality, Inc. ("WHI"), including 38 hotel leases, certain operating assets and liabilities, and goodwill and other intangible assets. Concurrent with the purchase, CMC contributed/assigned the assets purchased and liabilities assumed in the transaction to the Company.

   Thirty-five of the hotels are limited-service hotels, two are extended-stay and one is a full-service hotel. The hotels, which contain 5,124 rooms, are operated under various franchise agreements, and are located in Florida, Georgia, Kentucky, Massachusetts, Michigan, New York, North Carolina, South Carolina, Texas and Virginia.

2.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

   Members' Capital and Allocation of Profits and Losses. As defined in the Agreement, CMC has a 99% interest and EquiStar has a 1% interest in the Company. In general, the allocation of income and losses and contributions and distributions are made to the members in proportion to their respective ownership interest.

   Cash Equivalents. The Company considers all highly liquid instruments with original maturities of three months or less to be cash equivalents.

   Furniture, Fixtures and Equipment. Furniture, fixtures and equipment are recorded at cost or fair market value in the case of assets contributed and are depreciated using the straight-line method over estimated useful lives of five to seven years.

   Deferred Franchise Costs. Franchise costs are deferred and are amortized on a straight-line basis over the terms of the franchise agreements, which range from 18 months to 20 years.

   Intangible Assets. Lease contracts represent the estimated present value of net cash flows expected to be received from the leases acquired by CMC and contributed to the Company. Lease contracts are amortized on a straight-line basis over 30 years.

   Goodwill represents the excess of the cost over the net tangible and identifiable intangible assets acquired by CMC and contributed to the Company. Goodwill is amortized on a straight-line basis over 40 years.

   The Company reviews intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Recoverability is measured by comparing the carrying amount of the intangible assets to the projected future cash flows of the Company. If such assets are considered to be impaired, the impairment to be recognized is the amount by which the carrying amount of the intangible assets exceed the Company's net discounted cash flows.

   Revenue. Revenue is earned through the operation of the hotels and is recognized when earned.

   Income Taxes. No provision has been made for income taxes since any such liability is the liability of the individual members.

   Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

3.    INTANGIBLE ASSETS:

   Intangible assets consist of the following at December 31, 1997:

                  Lease contracts                    $  6,576
                  Goodwill                             27,605
                                                     --------
                                                       34,181
                  Less: accumulated amortization          (93)
                                                     --------
                  Balance, December 31, 1997         $ 34,088
                                                     ========

4.    MANAGEMENT AGREEMENTS:

   The Company manages 28 of the 38 hotels leased and has entered into separate contracts with third parties to manage 10 of the hotels. The terms of these third-party management agreements provide for management fees to be paid on a monthly basis based on budgeted gross operating profit, as defined in the agreements, with year end adjustments for actual operating results. The terms of nine of the management agreements extend to 2006 and one extends to 2012. The agreements are cancelable before expiration under certain circumstances. Management fees incurred during 1997 were $17 and are recorded as other expenses.

5.    TRANSACTIONS WITH RELATED PARTIES:

   The Company advances amounts to CMC and receives amounts from CMC in the normal course of business. At December 31, 1997 the CMC owed the Company a net amount of $385.

6.    COMMITMENTS:

   Each of the hotels is leased under a separate lease agreement. These leases were collectively amended on November 24, 1997 and extend through November 30, 2012. The leases require monthly minimum base rental payments to Winston and additional quarterly payments of percentage rent, as described below. The leases are non-cancelable except upon the sale of a hotel by Winston, and Winston is required to make a termination payment to the Company, as defined in the lease agreements, upon cancellation of a lease. CapStar Hotel Company has guaranteed amounts due and payable by the Company under the leases up to $20,000.
Minimum future base rental payments under these non-cancelable operating leases are as follows:

               Year ended December 31:

                  1998                               $ 18,179
                  1999                                 18,179
                  2000                                 18,179
                  2001                                 18,179
                  2002                                 18,179
                  2003 and thereafter                 180,278
                                                     --------

                           Total                     $271,173
                                                     ========

   Percentage rent for each hotel consists of minimum percentage rent and excess percentage rent, if any. Minimum percentage rent is calculated based primarily on the amount of room revenue up to a predetermined threshold per the lease. The percentage, which differs by hotel, is multiplied by this amount to calculate minimum percentage rent. These percentages range from 25% to 50%. Excess percentage rent is calculated based primarily on the amount of any room revenue in excess of the predetermined threshold mentioned above. The percentage, which differs by hotel, is multiplied by this amount to calculate excess percentage rent. These percentages range from 62% to 70%. The Company incurred base rents and minimum percentage rents of $2,731, and excess percentage rents of $511 during 1997.

7.   DUE FROM WHI:

   Due from WHI represents amounts received by WHI on behalf of the Company and amounts paid by the Company on behalf of WHI. Management believes the amounts due from WHI will be repaid in March 1998.

8.   BUSINESS CONCENTRATION:

   As mentioned in Note 1, all of the Company's leased hotels are owned by Winston. Therefore, the Company's financial position and results of operations would be adversely and materially impacted if Winston sells the hotels and terminates the leases. Management believes that Winston has no intention of or cause for terminating the hotel leases.

                               INDEX TO EXHIBITS

Exhibit            Description
-------            -----------

3.1(1)       Amended and Restated Articles of Incorporation

3.2(2) Articles of Amendment to the Amended and Restated Articles of Incorporation effective June 14, 1995

3.3 Articles of Amendment to the Amended and Restated Articles of Incorporation effective September 10, 1997

3.4(1)       Amended and Restated Bylaws

4.1(1)       Specimen certificate for Common Stock, $0.01 par value per share

4.2(10)      Form of Stock Certificate for 9.25% Series A Cumulative Preferred
             Stock

4.3 Amended and Restated Articles of Incorporation as amended (see Exhibits 3.1, 3.2 and 3.3)

4.4          Amended and Restated Bylaws (see Exhibit 3.4)

10.1(1) First Amended and Restated Agreement of Limited Partnership of WINN Limited Partnership

10.2(8) Second Amended and Restated Agreement of Limited Partnership of WINN Limited Partnership

10.3(10) Amendment No. 1 dated September 11, 1997 to Second Amended and Restated Agreement of Limited Partnership of WINN Limited Partnership

10.4 Amendment No. 2 dated December 31, 1997 to Second Amended and Restated Agreement of Limited Partnership of WINN Limited Partnership

10.5(3)      Form of Percentage Leases

10.6(11) First Amendment to Lease dated November 17, 1997 between WINN Limited Partnership and CapStar Winston Company, L.L.C.

10.7(11) First Amendment to Lease dated November 24, 1997 between WINN Limited Partnership and CapStar Winston Company, L.L.C.

10.8(1)      Winston Hotels, Inc. Directors' Stock Incentive Plan

10.9(3) Management Agreement between Winston Hospitality, Inc. and Interstate Management & Investment Corp. for the Hampton Inn Raleigh, North Carolina

10.10(3) Management Agreement between Winston Hospitality, Inc. and Interstate Management & Investment Corp. for the Hampton Inn Hilton Head, South Carolina

10.11(3) Management Agreement between Winston Hospitality, Inc. and Interstate Management & Investment Corp. for the Hampton Inn Chester (Richmond), Virginia

10.12(3) Management Agreement between Winston Hospitality, Inc. and Interstate Management & Investment Corp. for the Comfort Inn Fayetteville, North Carolina

10.13(3) Management Agreement between Winston Hospitality, Inc. and Interstate Management & Investment Corp. for the Comfort Inn-Durham/Chapel Hill, North Carolina

10.14(3) Management Agreement between Winston Hospitality, Inc. and Interstate Management &

             Investment Corp. for the Comfort Inn-Charleston, South Carolina

10.15(3) Management Agreement between Winston Hospitality, Inc. and Interstate Management & Investment Corp. for the Comfort Inn Chester (Richmond), Virginia

10.16(3) Management Agreement between Winston Hospitality, Inc. and Interstate Management & Investment Corp. for the Comfort Inn Augusta, Georgia

10.17(3) Management Agreement between Winston Hospitality, Inc. and Interstate Management & Investment Corp. for the Quality Suites Charleston, South Carolina

10.18(3)     Limitation of Future Hotel Ownership and Development Agreement

10.19(4) Percentage Lease among Winston Hospitality, Inc., Winston Hotels, Inc. and WINN Limited Partnership for the Hampton Inn-Raleigh, North Carolina

10.20(4) Percentage Lease among Winston Hospitality, Inc., Winston Hotels, Inc. and WINN Limited Partnership for the Comfort Inn-Charleston, South Carolina

10.21(4) Percentage Lease among Winston Hospitality, Inc., Winston Hotels, Inc. and WINN Limited Partnership for the Comfort
             Inn-Clearwater/St. Petersburg, Florida

10.22(4) Percentage Lease among Winston Hospitality, Inc., Winston Hotels, Inc. and WINN Limited Partnership for the Comfort Inn-Augusta, Georgia

10.23(4) Percentage Lease among Winston Hospitality, Inc., Winston Hotels, Inc. and WINN Limited Partnership for the Quality
             Suites-Charleston, South Carolina

10.24(5) Memorandum of Understanding, dated March 15, 1996, among Winston Hotels, Inc., Winston Hospitality, Inc. and Promus Hotels, Inc.

10.25(5) Stock Purchase Agreement, dated April 24, 1996, between Promus Hotels, Inc. and Winston Hotels, Inc.

10.26(5) Agreement of Purchase and Sale, dated April 24, 1996, between WINN Limited Partnership and Promus Hotels, Inc. relating to three hotel properties being developed by Promus Hotels, Inc.

10.27(5) Agreement of Purchase and Sale, dated April 24, 1996, relating to a hotel property located in Clear Lake, Texas.

10.28(5) Option to Purchase Additional Hotels, dated April 24, 1996, between WINN Limited Partnership and Promus Hotels, Inc.

10.29(5) Agreement of Purchase and Sale, dated February 1, 1996, among WINN Limited Partnership, Dallas Lodging Associates, Inc., A.B. Lodging Associates, Inc., London Lodging Associates and Duncanville Lodging Associates I, Ltd.

10.30(5) Management Agreement, dated April 25, 1996, between Winston Hospitality, Inc. and Impac Hotel Group, Inc.

10.31(5) Agreement of Purchase and Sale, dated April 24, 1996, between WINN Limited Partnership and Cary Suites, Inc.

10.32(5) Agreement of Purchase and Sale, dated April 24, 1996, between WINN Limited Partnership and RWW, Inc.

10.33(5) Agreement of Purchase and Sale, dated April 24, 1996, between WINN Limited Partnership and WJS Associates.

10.34(5) Agreement of Purchase and Sale, dated April 24, 1996, between WINN Limited Partnership and Hotel II, Incorporated.

10.35(5) Sales Contract, dated March 31, 1996, among WINN Limited Partnership, Louis Bowie and Title Company of North Carolina.

10.36(5) Sales Contract, dated February 9, 1996, among WINN Limited Partnership, Russell Parman, Ruby Parman and Title Company of North Carolina.

10.37(6) Amendment No. 1 to Stock Purchase Agreement, dated as of August 7, 1996, by and between Promus Hotels, Inc. and Winston Hotels, Inc. amending the Stock Purchase Agreement, dated April 24, 1996, by and between Promus Hotels, Inc. and Winston Hotels, Inc.

10.38(6) Amendment to Agreement of Purchase and Sale, dated as of August 7, 1996, by and between WINN Limited Partnership and Promus Hotels, Inc., amending the Agreement of Purchase and Sale, dated April 24, 1996, by and between WINN Limited Partnership and Promus Hotels, Inc. relating to three hotel properties being developed by Promus Hotels, Inc.

10.39(6) Amendments to Agreement of Purchase and Sale, dated May 21, 1996 and August 7, 1996, by and between WINN Limited Partnership and Promus Hotels, Inc. amending the Agreement of Purchase and Sale, dated April 24, 1996, by and between WINN Limited Partnership and Promus Hotels, Inc., relating to a hotel property being developed in Clear Lake, Texas.

10.40(6) First Amendment to Option to Purchase Additional Hotels, dated as of August 7, 1996, by and between Promus Hotels, Inc. and WINN Limited Partnership, amending the Option to Purchase Additional Hotels, dated April 24, 1996, by and between WINN Limited Partnership and Promus Hotels, Inc.

10.41(6) Winston Hotels, Inc. Stock Incentive Plan, as amended and restated on May 28, 1996.

10.42(7) Credit Agreement, dated as of October 29, 1996, among Winston Hotels, Inc., WINN Limited Partnership, the banks listed therein, Wachovia Bank of North Carolina, N.A., as Collateral Agent and Wachovia Bank of Georgia, N.A., as Administrative Agent (the "Credit Agreement").

10.43(7) Promissory Note, dated October 29, 1996, from Winston Hotels, Inc. and WINN Limited Partnership to Branch Banking and Trust Company for the principal sum of $35,000,000 pursuant to the Credit Agreement.

10.44(7) Promissory Note, dated October 29, 1996, from Winston Hotels, Inc. and WINN Limited Partnership to Nationsbank, N.A. for the principal sum of $20,000,000 pursuant to the Credit Agreement.

10.45(7) Promissory Note, dated October 29, 1996, from Winston Hotels, Inc. and WINN Limited Partnership to Southtrust Bank of Alabama, N.A. for the principal sum of $20,000,000 pursuant to the Credit Agreement.

10.46(7) Promissory Note, dated October 29, 1996, from Winston Hotels, Inc. and WINN Limited Partnership to Wachovia Bank of North Carolina, N.A. for the principal sum of $50,000,000 pursuant to the Credit Agreement.

10.47(7) Form of Deed of Trust, Assignment of Rents, Security Agreement and Financing Statement used to secure certain obligations under the Credit Agreement (not including certain variations existing in the different states where the properties are located).

10.48(9) Redemption and Registration Rights Agreement, dated as of July 14, 1997 by and among WINN Limited Partnership, Winston Hotels, Inc., certain partnerships listed and certain partners or designees thereof listed therein.

10.49(9) Contribution and Exchange Agreement dated as of June 1997 between BHI Limited Partnership and W. Spring Limited Partnership, as Contributor, and WINN Limited Partnership and Winston Hotels, Inc.

10.50(9) Reinstatement of Agreement of Purchase and Sale and Amendment, dated as of July 22, 1997 between WINN Limited Partnership and Park Hotel, Limited.

10.51(9) Agreement of Purchase and Sale dated as of March 25, 1997 between WINN Limited Partnership and Park Hotel, Limited.

10.52(9) Agreement of Purchase and Sale dated as of March 17, 1997 between WINN Limited Partnership and WHB Hotel Corp., Ltd.

10.53(11)    Letter Agreement dated November 17, 1997 between WINN Limited
             Partnership and CapStar Winston Company, L.L.C.

10.54(11)    Guaranty dated November 17, 1997 between CapStar Hotel Company,
             WINN Limited Partnership and Winston Hotels, Inc.

10.55(11)    Investment Agreement dated November 17, 1997 between Winston
             Hotels, Inc., Robert W. Winston, III and John B. Harris, Jr.

10.56(11)    First Amendment to Credit Agreement dated November 17, 1997 between
             Winston Hotels, Inc., WINN Limited Partnership, Wachovia Bank,
             N.A., Branch Banking and Trust Company, NationsBank, N.A., and
             SouthTrust Bank, N.A.

10.57        Employment Agreement, dated July 31, 1997, by and between Kenneth
             R. Crockett and Winston Hotels, Inc.

23           Consent of Independent Accountants.

24           Powers of Attorney.

27.1 Financial Data Schedule to the Company's Form 10-K for the year ended December 31, 1997.

27.2 Restated Financial Data Schedule to the Company's Form 10-Q as filed with the Securities and Exchange Commission on November 14, 1997 due to the change in the earnings per share calculation as a result of the adoption of Statement of Financial Accounting Standards No. 128, "Earnings Per Share," on December 31, 1997.

27.3 Restated Financial Data Schedule to the Company's Form 10-Q as filed with the Securities and Exchange Commission on August 8, 1997, due to the change in the earnings per share calculation as a result of the adoption of Statement of Financial Accounting Standards No. 128, "Earnings Per Share," on December 31, 1997.

27.4 Restated Financial Data Schedule to the Company's Form 10-Q as filed with the Securities and Exchange Commission on May 13, 1997, due to the change in the earnings per share calculation as a result of the adoption of Statement of Financial Accounting Standards No. 128, "Earnings Per Share," on December 31, 1997.

27.5 Restated Financial Data Schedule to the Company's Form 10-K as filed with the Securities and Exchange Commission on March 27, 1997, due to the change in the earnings per share calculation as a result of the adoption of Statement of Financial Accounting Standards No. 128, "Earnings Per Share," on December 31, 1997.

27.6 Restated Financial Data Schedule to the Company's Form 10-Q as filed with the Securities and Exchange Commission on November 12, 1996, due to the change in the earnings per share calculation as a result of the adoption of Statement of Financial Accounting Standards No. 128, "Earnings Per Share," on December 31, 1997.

27.7 Restated Financial Data Schedule to the Company's Form 10-Q as filed with the Securities and Exchange Commission on August 14, 1996, due to the change in the earnings per share calculation as a result of the adoption of Statement of Financial Accounting Standards No. 128, "Earnings Per Share," on December 31, 1997.

27.8 Restated Financial Data Schedule to the Company's Form 10-Q as filed with the Securities and Exchange Commission on May 14, 1996, due to the change in the earnings per share calculation as a result of the adoption of Statement of Financial Accounting Standards No. 128, "Earnings Per Share," on December 31, 1997.


(1) Exhibits to the Company's Registration Statement on Form S-11 as filed with the Securities and Exchange Commission (Registration No. 33-76602) effective May 25, 1994 and incorporated herein by reference.

(2) Exhibit to the Company's Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on August 11, 1995 and incorporated herein by reference.

(3) Exhibits to the Company's Registration Statement on Form S-11 as filed with the Securities and Exchange Commission (Registration No. 33-91230) effective May 11, 1995 and incorporated herein by reference.

(4) Exhibits to the Company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 15, 1996 and incorporated herein by reference.

(5) Exhibits to the Company's Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on May 14, 1996 and incorporated herein by reference.

(6) Exhibits to the Company's Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on August 14, 1996 and incorporated herein by reference.

(7) Exhibits to the Company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 27, 1997 and incorporated herein by reference.

(8) Exhibit to the Company's report on Form 8-K as filed with the Securities and Exchange Commission on July 24, 1997 and incorporated herein by reference.

(9) Exhibits to the Company's Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on August 8, 1997 and incorporated herein by reference.

(10) Exhibits to the Company's report on Form 8-K as filed with the Securities and Exchange Commission on September 15, 1997 and incorporated herein by reference.

(11) Exhibits to the Company's report on Form 8-K as filed with the Securities and Exchange Commission on December 10, 1997 and incorporated herein by reference.