Form 10-K405/A
period 1997-12-31
WINSTON HOTELS INC
filed 1998-04-01
CIK 920605

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K/A
                               (Amendment No. 1)

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

Exhibit            Description
-------            -----------

3.1(1)       Amended and Restated Articles of Incorporation

3.2(2) Articles of Amendment to the Amended and Restated Articles of Incorporation effective June 14, 1995

3.3(12) Articles of Amendment to the Amended and Restated Articles of Incorporation effective September 10, 1997

3.4(1)       Amended and Restated Bylaws

4.1(1)       Specimen certificate for Common Stock, $0.01 par value per share

4.2(10)      Form of Stock Certificate for 9.25% Series A Cumulative Preferred
             Stock

4.3(12) Amended and Restated Articles of Incorporation as amended (see Exhibits 3.1, 3.2 and 3.3)

4.4          Amended and Restated Bylaws (see Exhibit 3.4)

10.1(1) First Amended and Restated Agreement of Limited Partnership of WINN Limited Partnership

10.2(8) Second Amended and Restated Agreement of Limited Partnership of WINN Limited Partnership

10.3(10) Amendment No. 1 dated September 11, 1997 to Second Amended and Restated Agreement of Limited Partnership of WINN Limited Partnership

10.4(12) Amendment No. 2 dated December 31, 1997 to Second Amended and Restated Agreement of Limited Partnership of WINN Limited Partnership

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

10.57(12)    Employment Agreement, dated July 31, 1997, by and between Kenneth
             R. Crockett and Winston Hotels, Inc.

23.1(12)     Consent of Independent Accountants (Coopers & Lybrand LLP).

23.2         Accountants' Consent (KPMG Peat Marwick, LLP).

24(12)       Powers of Attorney.

27.1(12) Financial Data Schedule to the Company's Form 10-K for the year ended December 31, 1997.

27.2(12) Restated Financial Data Schedule to the Company's Form 10-Q as filed with the Securities and Exchange Commission on November 14, 1997 due to the change in the earnings per share calculation as a result of the adoption of Statement of Financial Accounting Standards No. 128, "Earnings Per Share," on December 31, 1997.

27.3(12) Restated Financial Data Schedule to the Company's Form 10-Q as filed with the Securities and

             Exchange Commission on August 8, 1997, due to the change in the earnings per share calculation as a result of the adoption of Statement of Financial Accounting Standards No. 128, "Earnings Per Share," on December 31, 1997.

27.4(12) Restated Financial Data Schedule to the Company's Form 10-Q as filed with the Securities and Exchange Commission on May 13, 1997, due to the change in the earnings per share calculation as a result of the adoption of Statement of Financial Accounting Standards No. 128, "Earnings Per Share," on December 31, 1997.

27.5(12) Restated Financial Data Schedule to the Company's Form 10-K as filed with the Securities and Exchange Commission on March 27, 1997, due to the change in the earnings per share calculation as a result of the adoption of Statement of Financial Accounting Standards No. 128, "Earnings Per Share," on December 31, 1997.

27.6(12) Restated Financial Data Schedule to the Company's Form 10-Q as filed with the Securities and Exchange Commission on November 12, 1996, due to the change in the earnings per share calculation as a result of the adoption of Statement of Financial Accounting Standards No. 128, "Earnings Per Share," on December 31, 1997.

27.7(12) Restated Financial Data Schedule to the Company's Form 10-Q as filed with the Securities and Exchange Commission on August 14, 1996, due to the change in the earnings per share calculation as a result of the adoption of Statement of Financial Accounting Standards No. 128, "Earnings Per Share," on December 31, 1997.

27.8(12) Restated Financial Data Schedule to the Company's Form 10-Q as filed with the Securities and Exchange Commission on May 14, 1996, due to the change in the earnings per share calculation as a result of the adoption of Statement of Financial Accounting Standards No. 128, "Earnings Per Share," on December 31, 1997.


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

(12) Exhibits to the Company's report on Form 10-K as filed with the Securities and Exchange Commission on March 27, 1998 and incorporated herein by reference.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to the Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       WINSTON HOTELS, INC.

                                       By: /s/ Robert W. Winston, III
                                           -------------------------------------
                                           Robert W. Winston, III
                                           Chief Executive Officer and President

                                       Date:  April 1, 1998

                               INDEX TO EXHIBITS

Exhibit            Description
-------            -----------

3.1(1)       Amended and Restated Articles of Incorporation

3.2(2) Articles of Amendment to the Amended and Restated Articles of Incorporation effective June 14, 1995

3.3(12) Articles of Amendment to the Amended and Restated Articles of Incorporation effective September 10, 1997

3.4(1)       Amended and Restated Bylaws

4.1(1)       Specimen certificate for Common Stock, $0.01 par value per share

4.2(10)      Form of Stock Certificate for 9.25% Series A Cumulative Preferred
             Stock

4.3(12) Amended and Restated Articles of Incorporation as amended (see Exhibits 3.1, 3.2 and 3.3)

4.4          Amended and Restated Bylaws (see Exhibit 3.4)

10.1(1) First Amended and Restated Agreement of Limited Partnership of WINN Limited Partnership

10.2(8) Second Amended and Restated Agreement of Limited Partnership of WINN Limited Partnership

10.3(10) Amendment No. 1 dated September 11, 1997 to Second Amended and Restated Agreement of Limited Partnership of WINN Limited Partnership

10.4(12) Amendment No. 2 dated December 31, 1997 to Second Amended and Restated Agreement of Limited Partnership of WINN Limited Partnership

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

10.57(12)    Employment Agreement, dated July 31, 1997, by and between Kenneth
             R. Crockett and Winston Hotels, Inc.

23.1(12)     Consent of Independent Accountants (Coopers & Lybrand LLP).

23.2         Accountants' Consent (KPMG Peat Marwick, LLP).

24(12)       Powers of Attorney.

27.1(12) Financial Data Schedule to the Company's Form 10-K for the year ended December 31, 1997.

27.2(12) Restated Financial Data Schedule to the Company's Form 10-Q as filed with the Securities and Exchange Commission on November 14, 1997 due to the change in the earnings per share calculation as a result of the adoption of Statement of Financial Accounting Standards No. 128, "Earnings Per Share," on December 31, 1997.

27.3(12) Restated Financial Data Schedule to the Company's Form 10-Q as filed with the Securities and Exchange Commission on August 8, 1997, due to the change in the earnings per share calculation as a result of the adoption of Statement of Financial Accounting Standards No. 128, "Earnings Per Share," on December 31, 1997.

27.4(12) Restated Financial Data Schedule to the Company's Form 10-Q as filed with the Securities and Exchange Commission on May 13, 1997, due to the change in the earnings per share calculation as a result of the adoption of Statement of Financial Accounting Standards No. 128, "Earnings Per Share," on December 31, 1997.

27.5(12) Restated Financial Data Schedule to the Company's Form 10-K as filed with the Securities and Exchange Commission on March 27, 1997, due to the change in the earnings per share calculation as a result of the adoption of Statement of Financial Accounting Standards No. 128, "Earnings Per Share," on December 31, 1997.

27.6(12) Restated Financial Data Schedule to the Company's Form 10-Q as filed with the Securities and Exchange Commission on November 12, 1996, due to the change in the earnings per share calculation as a result of the adoption of Statement of Financial Accounting Standards No. 128, "Earnings Per Share," on December 31, 1997.

27.7(12) Restated Financial Data Schedule to the Company's Form 10-Q as filed with the Securities and Exchange Commission on August 14, 1996, due to the change in the earnings per share calculation as a result of the adoption of Statement of Financial Accounting Standards No. 128, "Earnings Per Share," on December 31, 1997.

27.8(12) Restated Financial Data Schedule to the Company's Form 10-Q as filed with the Securities and Exchange Commission on May 14, 1996, due to the change in the earnings per share calculation as a result of the adoption of Statement of Financial Accounting Standards No. 128, "Earnings Per Share," on December 31, 1997.


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

(12) Exhibits to the Company's report on Form 10-K as filed with the Securities and Exchange Commission on March 27, 1998 and incorporated herein by reference.