Form 10-Q
period 1998-03-31
WINSTON HOTELS INC
filed 1998-05-15
CIK 920605

------------------------------------------------------------------

<PAGE 1>
                SECURITIES AND EXCHANGE COMMISSION

                     Washington, DC  20549

                             FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended March 31, 1998

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


      The registrant became subject to the filing requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934 on
May 24, 1994.

      The number of shares of Common Stock, $.01 par value, outstanding on April 30, 1998 was 16,298,980.

--------------------------------------------------------------------



<PAGE 2>

                          WINSTON HOTELS, INC.
                                Index
                                                                  Page
PART I.   FINANCIAL INFORMATION

Item 1.   WINSTON HOTELS, INC.
          --------------------

          Consolidated Balance Sheets as of March 31, 1998
           (unaudited) and December 31, 1997                       3

          Unaudited Consolidated Statementss of Income for the
           three months ended March 31, 1998 and 1997              4

          Unaudited Consolidated Statements of Cash Flows for
           the three months ended March 31, 1998 and 1997          5

          Notes to Consolidated Financial Statements               6

          CAPSTAR WINSTON COMPANY, L.L.C.
          -------------------------------

          Balance Sheets as of March 31, 1998 (unaudited) and
           December 31, 1997                                       8

          Unaudited Statement of Income for the three months
           ended March 31, 1998                                    9

          Unaudited Statement of Cash Flows for the three
           months ended March 31, 1998                            10

          Note to Financial Statements                            11

          WINSTON HOSPITALITY, INC.
          -------------------------

          Unaudited Statement of Income for the three months
           ended March 31, 1997                                   12

          Unaudited Statement of Cash Flows for the three months
           ended March 31, 1997                                   13

          Note to Financial Statements                            14

Item 2.   Management's Discussion and Analysis of Financial
           Condition and Results of Ooperations                   15

PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                        19

          Signature Page                                          20


<PAGE 3>

                         WINSTON HOTELS, INC.
                     CONSOLIDATED BALANCE SHEETS
             ($ in thousands, except per share amounts)

                              ASSETS
                                           March 31, 1998    December 31, 1997
                                           ---------------   ---------------
                                            (unaudited)
Investment in hotel properties:
   Land                                    $        31,993   $        27,504
   Buildings and improvements                      259,571           224,535
   Furniture and equipment                          26,658            22,528
                                           ---------------   ---------------
   Operating properties                            318,222           274,567
   Less accumulated depreciation                   (24,726)          (21,572)
                                           ---------------   ---------------
                                                   293,496           252,995
   Properties under development                     21,377            26,490
                                           ---------------   ---------------
Net investment in hotel properties                 314,873           279,485
Corporate FF&E, net                                    139                23
Cash and cash equivalents                            1,041               164
Lease revenue receivable                             6,910             5,682
Deferred expenses, net                               1,596             1,403
Prepaid expenses and other assets                    2,505             1,070
                                            --------------    --------------
     Total Assets                           $      327,064    $      287,827
                                            ==============    ==============

                LIABILITIES AND SHAREHOLDERS' EQUITY
Due to banks                                $       86,881    $       44,081
Accounts payable and accrued expenses                1,700             3,527
Distributions payable                                6,605             6,950
Minority interest in Partnership                    15,259            15,779
                                             -------------    --------------
     Total liabilities                             110,445            70,337
                                             -------------    --------------
Shareholders'equity:
   Preferred stock, $.01 par value, 10,000
    shares authorized, 3,000 shares issued
    and outstanding (liquidation preference of
    $76,734 and $77,100)                                30                30
   Common stock, $.01 par value, 50,000 shares
    authorized, 16,299 and 16,194 shares issued
    and outstanding                                    163               162
   Additional paid-in capital                      224,598           223,427
   Unearned compensation                              (391)             (106)
   Distributions in excess of earnings              (7,781)           (6,023)
                                             -------------   ---------------
     Total shareholders' equity                    216,619           217,490
                                             -------------   ---------------
     Total liabilities and shareholders'
      equity                                 $     327,064   $       287,827
                                             =============   ===============

   The accompanying notes are an integral part of the financial statements.

<PAGE 4>
                         WINSTON HOTELS, INC.

               UNAUDITED CONSOLIDATED STATEMENTSS OF INCOME
                 (in thousands, except per share amounts)


                                              Three Months    Three Months
                                                 Ended           Ended
                                             March 31, 1998   March 31,1997
                                             --------------   --------------

Revenue:
   Percentage lease revenue                  $      10,073   $         7,148
   Interest and other income                            49                30
                                             --------------  ---------------
     Total revenue                                  10,122             7,178
                                             --------------  ---------------

Expenses:
   Real estate taxes and property and
    casualty insurance                                 979               565
   General and administrative                          599               370
   Interest                                            625               815
   Depreciation                                      3,158             2,222
   Amortization                                         87                40
                                             --------------  ---------------
     Total expenses                                  5,448             4,012
                                             --------------  ---------------


     Income before allocation to
      minority interest                              4,674             3,166
Income allocation to minority interest                 297               230
                                             --------------  ---------------


     Net income                                      4,377             2,936
Preferred stock distribution                         1,734                --
                                             --------------  ---------------
        Net income applicable to common
             shareholders                    $       2,643   $         2,936
                                             ==============  ===============
Earnings per share:
   Net income per common share               $        0.16   $          0.19
                                             ==============  ===============

   Net income per common share assuming
    dilution                                 $        0.16   $          0.18
                                             ==============  ===============
   Weighted average number of common
    shares                                          16,224            15,815
                                             ==============  ===============
   Weighted average number of common shares
    assuming dilution                               18,042            17,154
                                             ==============  ===============



  The accompanying notes are an integral part of the financial statements.


<PAGE 5>
                         WINSTON HOTELS, INC.

             UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           ($ in thousands)

                                              Three Months    Three Months
                                                 Ended           Ended
                                             March 31, 1998   March 31,1997
                                             --------------   --------------
Cash flows from operating activities:
   Net income                                $       4,377    $       2,936
   Adjustments to reconcile net income to
    net cashprovided by operating activities:
      Minority interest                                297              230
      Depreciation                                   3,158            2,222
      Amortization of franchise fees                    30               22
      Amortization recorded as interest expense         91              112
      Unearned compensation amortization                57               18
   Changes in assets and liabilities:
      Lease revenue receivable                      (1,228)            (153)
      Prepaid expenses and other assets                 38             (219)
      Current liabilities                           (1,827)            (337)
                                             --------------   --------------
         Net cash provided by operating
          activities                                 4,993            4,831
                                             --------------   --------------
Cash flows from investing activities:
   Deferred acquisition costs                         (100)             (32)
   Prepaid acquisition costs                        (1,548)              --
   Investment in hotel properties                  (39,250)          (3,501)
   Sale of land parcel                                 445               --
                                             --------------   --------------
         Net cash used in investing
          activities                               (40,453)          (3,533)
                                             --------------   --------------

Cash flows from financing activities:
   Fees paid to increase and extend line of
    credit                                              --               (6)
   Net proceeds from issuance of stock                 485              200
   Payment of distributions to shareholders         (6,478)          (4,029)
   Payment of distributions to minority interest      (470)            (323)
   Increase in line of credit borrowing             42,800            2,931
                                             --------------   --------------
         Net cash provide by (used in) financing
          activities                                36,337           (1,227)
                                             --------------   --------------

Net increase in cash and cash equivalents              877               71
Cash and cash equivalents at beginning of period       164              234
                                             --------------   --------------
Cash and cash equivalents at end of period   $       1,041    $         305
                                             ==============   ==============

Supplemental disclosure:
         Cash paid for interest              $         780    $         384
                                             ==============   ==============

Summary of non-cash investing and financing
  activities:
   Investment in hotel properties payable    $           8    $       2,327
   Distributions declared but not paid               6,605            4,613
   Conversion of partnership units for
    common shares                                      152               --
   Deferred equity compensation                        339               --
   Minority interest payable adjustment due
    to the exercise of stock options and
    conversion of partnership units for
    common shares                                      196               --
                                             ==============   ==============


  The accompanying notes are an integral part of the financial statements.



<PAGE 6>
                           WINSTON HOTELS, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              ($ amts in thousands, except per share amounts)

1.   ORGANIZATION
     ------------
     Winston Hotels, Inc. (the "Company") operates so as to qualify as a real estate investment trust ("REIT") for federal income tax purposes. The accompanying unaudited consolidated financial statements reflect, in the opinion of management, all adjustments necessary for a fair presentation of the interim financial statements. All such adjustments are of a normal and recurring nature. Due to the seasonality of the hotel business, the information for the three months ended March 31, 1998 and the information for the three months ended March 31, 1997 are is not necessarily indicative of the results for a full year.

2.   ACQUISITIONS AND DEVELOPMENT
     ----------------------------

     On March 3, 1998, the Company acquired the 168-suite Residence Inn by Marriott in Phoenix, Arizona for $15,700 in cash. On March 17, 1998, the Company purchased the newly-built 164-room Hilton Garden Inn in Alpharetta, Georgia for $13,500 in cash. In addition, on March 10, 1998, the Company announced the opening of its first internally-developed hotel, a 137-suite Homewood Suites hotel in Raleigh, North Carolina. The cost of the hotel was approximately $12,000.

3.   PRO FORMA FINANCIAL INFORMATION
     -------------------------------

     This unaudited pro forma condensed statement of income of the Company is presented as if the September 1997 Preferred Stock offering had occurred January 1, 1997 and the Company had acquired all 41 of the hotels owned as of March 31, 1998 on the later of January 1, 1997, or the hotel opening date for the two newly developed hotels which opened in March 1998. This unaudited pro forma condensed statement of income is not necessarily indicative of what actual results of operations of the Company would have been assuming such transactions had been completed as of the dates described above, nor does it purport to represent the results of operations for future periods:

                                                   Pro Forma for the
                                                Quarter Ended March 31,
                                                -----------------------
                                                  1998             1997
                                                  ----             ----
    Percentage lease and other revenue       $      10,695    $      10,250
                                             --------------   --------------

    Expenses:
    Real estate taxes and property and casualty
     insurance                                       1,001              830
      General and administrative                       601              390
      Depreciation                                   3,243            2,863
      Amortization                                      87               50
      Interest expense                                 786              729
                                             --------------   --------------
        Total expense                                5,718            4,862
                                             --------------   --------------
        Income before allocation to
         minority interest                           4,977            5,388
                                             --------------   --------------

    Income allocation to minority interest             319              441
    Preferred stock distribution                     1,734            1,734
                                             --------------   --------------
        Net income applicable to common
         shareholders                        $       2,924    $       3,213
                                             --------------   --------------
    Net income per common share              $        0.18    $        0.20
                                             ==============   ==============
    Net income per common share assuming
     dilution                                $        0.18    $        0.20
                                             ==============   ==============
    Weighted average number of common shares        16,224           15,815
                                             ==============   ==============
    Weighted average number of common shares
     assuming dilution                              18,042           17,969
                                             ==============   ==============
<PAGE 7>

                           WINSTON HOTELS, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               ($ amts in thousands, except per share amounts)


4.   EARNINGS PER SHARE
     ------------------

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

     The following is a reconciliation of the net income applicable to common shareholders used in the net income per common share calculation to the income before allocation to minority interest used in the net income per common share - assuming dilution:

                                                Quarter ended March 31,
                                              ---------------------------
                                                   1998         1997
                                              ------------   ------------
       Net income                             $      4,377   $     2,936
       Less: preferred shares distribution           1,734            --
                                              ------------   ------------
       Net income applicable to common
        shareholders                                 2,643         2,936
       Plus: income allocation to minority
        interest                                       297           230
                                              ------------   ------------
       Net income assuming dilution           $      2,940   $     3,166
                                              ============   ============

     The following is a reconciliation of the weighted average shares used in net income per common share to the weighted average shares used in the net income per common share - assuming dilution:

                                                Quarter ended March 31,
                                              ---------------------------
                                                   1998         1997
                                              ------------   ------------
      Weighted average number of common
       shares                                       16,224         15,815
      Units with redemption rights                   1,769          1,265
      Stock options                                     49             73
                                              ------------   ------------
      Weighted average number of common shares
       assuming dilution                            18,042         17,154
                                              ============   ============

5.   SUBSEQUENT EVENTS:
     -----------------

     On April 21, 1998, the Company purchased the 171-room Holiday Inn in Tinton Falls, New Jersey for approximately $5,700 in cash. On May 5, 1998, the Company opened the 112-suite Homewood Suites hotel in Lake Mary, Florida which represents an investment of approximately $10,000. On May 8, 1998, the Company purchased the 155-room Hilton Garden Inn hotel in Albany, New York for approximately $12,800 in cash.


6.   ADOPTION OF NEW ACCOUNTING PRONOUNCEMENTS:
     -----------------------------------------

     The Company adopted Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" ("SFAS 130") effective January 1, 1998. SFAS 130 requires the Company to display an amount representing the total comprehensive income for the period in a financial statement which is displayed with the same prominence as other financial statements. The Company does not have any items representing comprehensive income and therefore has not presented a Statement of Comprehensive Income in the accompanying financial statements.

     The Company will adopt Statement of Financial Accounting Standards No. 131 "Disclosure about Segments of an Enterprise and Related Information" ("SFAS 131") effective December 31, 1998. SFAS 131 requires the Company to report selected information about operating segments in its financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. This statement is not expected to have a material impact on the Company's financial statements.


<PAGE 8>

                      CAPSTAR WINSTON COMPANY, L.L.C.
                              BALANCE SHEET
                             ($ in thousands)

                              ASSETS
                                           March 31, 1998    December 31, 1997
                                           ---------------   -----------------
                                            (unaudited)
Current assets:
   Cash and cash equivalents               $        6,198    $          3,393
   Accounts receivable                              2,527               1,614
   Due from Winston Hospitality, Inc.                 526               1,636
   Due from CapStar Management Company, L.P.          456                 385
   Deposits and other assets                          206                 197
                                           ---------------   -----------------
       Total current assets                         9,913               7,225
                                           ---------------   -----------------

Furniture, fixtures and equipment, net of
 accumulated depreciation of $17 and $5               289                 241
Intangible assets, net of accumulated
 amortization of $321 and $93                      33,915              34,088
Deferred franchise costs, net of
 accumulated amortization of $24 and $7               585                 601
                                           ---------------   -----------------
                                           $       44,702    $         42,155
                                           ===============   =================

                     LIABILITIES AND MEMBERS' CAPITAL
Current liabilities:
   Accounts payable                        $        1,688    $          1,459
   Accrued expenses                                 3,196               2,920
   Percentage lease payable to
    Winston Hotels, Inc.                            6,910               5,682
   Advance deposits                                   174                 135
                                           ---------------   -----------------
       Total current liabilities                   11,968              10,196
                                           ---------------   -----------------

Members' capital                                   32,734              31,959
                                           ---------------   -----------------
                                           $       44,702    $         42,155
                                           ===============   =================
















                   See accompanying notes to financial statements.


<PAGE 9>

                        CAPSTAR WINSTON COMPANY, L.L.C.
                       UNAUDITED STATEMENT OF OPERATIONS
                      For the quarter ended March 31, 1998
                                ($ in thousands)

Revenue:
   Rooms                                                 $   22,573
   Food and beverage                                            901
   Telephone and other operating departments                  1,170
                                                         -----------
       Total revenue                                         24,644
                                                         -----------

Operating costs and expenses:
   Rooms                                                      4,904
   Food and beverage                                            683
   Telephone and other operating departments                    473
Undistributed expenses:
   Lease expense                                             10,073
   Administrative and general                                 2,482
   Sales and marketing                                          826
   Franchise fees                                             1,608
   Repairs and maintenance                                    1,222
   Energy                                                       895
   Other                                                        446
   Depreciation and amortization                                257
                                                         -----------
       Total expenses                                        23,869
                                                         -----------
Net income                                               $      775
                                                         ===========



















           See accompanying notes to financial statements.

<PAGE 10>
                   CAPSTAR WINSTON COMPANY, L.L.C.
                  UNAUDITED STATEMENT OF CASH FLOWS
                 For the quarter ended March 31, 1998
                          ($ in thousands)

Cash flows from operating activities:
   Net income                                            $      775
   Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization                             257
      Increase in accounts receivable                          (913)
      Decrease in due from Winston Hospitality, Inc.          1,110
      Increase in due from CapStar Management Company, L.P.     (71)
      Increase in deposits and other assets                      (9)
      Increase in accounts payable and accrued expenses         505
      Increase in percentage lease payable to Winston
       Hotels, Inc.                                           1,228
      Increase in advance deposits                               39
                                                         -----------
Net cash provided by operating activities                     2,921
                                                         -----------
Cash flows from investing activities:
   Additions of furniture, fixtures and equipment               (76)
   Proceeds from sale of fixed assets                            16
   Additions to intangible assets                               (56)
                                                         -----------
Net cash used in investing activities                          (116)
                                                         -----------
Net increase in cash and cash equivalents                     2,805
Cash and cash equivalents at beginning of period              3,393
                                                         -----------
Cash and cash equivalents at end of period               $    6,198
                                                         ===========


















            See accompanying notes to financial statements.

<PAGE 11>
                     CAPSTAR WINSTON COMPANY, L.L.C.
                      NOTES TO FINANCIAL STATEMENTS


The accompanying unaudited financial statements reflect, in the opinion of management, all adjustments necessary for a fair presentation of the interim financial statements. All such adjustments are of a normal and recurring nature.

During November 1997, CapStar Management Company ("CMC") and CapStar Hotel Company purchased substantially all of the assets and assumed certain liabilities of Winston Hospitality, Inc., including 38 hotel leases, certain operating assets and liabilities, and goodwill and other intangible assets. Concurrent with the purchase, CMC contributed/assigned the assets purchased and liabilities assumed in the transaction to CapStar Winston Company, L.L.C. (the "Lessee" ).


<PAGE 12>
                        WINSTON HOSPITALITY, INC.
                      UNAUDITED STATEMENT OF INCOME
                           ($ in thousands)

                                                        Three Months
                                                            Ended
                                                        March 31, 1997
                                                        --------------
Revenue:
   Room revenue                                            $ 16,325
   Food and beverage revenue                                    631
   Other revenue, net                                           304
   Interest income                                               22
                                                         -----------
       Total revenue                                         17,282
                                                         -----------
Expenses:
   Property and operating expenses                            6,218
   Property maintenance and repairs                             868
   Food and beverage expense                                    455
   General and administrative                                   594
   Franchise costs                                            1,458
   Management fees                                              297
   Percentage lease payments                                  7,148
                                                         -----------
       Total expenses                                        17,038
                                                         -----------
       Net income                                        $      244
                                                         ===========


 The accompanying note is an integral part of the financial statements.


<PAGE 13>
                   WINSTON HOSPITALITY, INC.
               UNAUDITED STATEMENT OF CASH FLOWS
                        ($ in thousands)
                                                        Three Months
                                                            Ended
                                                        March 31, 1997
                                                        --------------
Cash flows from operating activities:
   Net income                                            $      244
   Adjustments to reconcile net income to net
    cash provided by operating activities:
       Depreciation                                              27
       Changes in assets and liabilities:
         Accounts receivable - trade                            194)
         Prepaid expenses and other assets                       35
         Accounts payable - trade                               (14)
         Percentage lease payable to Lessor                     153
         Accrued expenses and other liabilities                 240
                                                         -----------
            Net cash provided by operating activities           491
                                                         -----------

Cash flows from investing activities:
   Purchases of furniture, fixtures and equipment               (38)
   Advances to lessor, affiliates and shareholders           (1,068)
                                                         -----------
            Net cash used in investing activities            (1,106)
                                                         -----------

Net decrease in cash and cash equivalents                      (615)
Cash and cash equivalents at beginning of the period          5,463
                                                         -----------
Cash and cash equivalents at end of period               $    4,848
                                                         ===========




 The accompanying note is an integral part of the financial statements.



<PAGE 14>
                     WINSTON HOSPITALITY, INC.
                   NOTE TO FINANCIAL STATEMENTS



The accompanying unaudited financial statements reflect, in the opinion of management, all adjustments necessary for a fair presentation of the interim financial statements. All such adjustments are of a normal and recurring nature.

During November 1997, CapStar Management Company ("CMC") and CapStar Hotel Company purchased substantially all of the assets and assumed certain liabilities of Winston Hospitality, Inc., including 38 hotel leases, certain operating assets and liabilities, and goodwill and other intangible assets. Concurrent with the purchase, CMC contributed/assigned the assets purchased and liabilities assumed in the transaction to CapStar Winston Company, L.L.C. (the "Lessee" ).



<PAGE 15>
Item 2 -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS
          ($ amounts in thousands)

OVERVIEW

Winston Hotels, Inc. (the "Company"), which consummated an underwritten initial public offering ("IPO") in June 1994, follow-on Common Stock offerings in May 1995 and in June 1996, and a Preferred Stock offering in September 1997, operates as a REIT to invest in hotel properties. The Company owned 41 hotels (the "Current Hotels") as of March 31, 1998. The Company owned 16 hotels as of December 31, 1994 (the "1994 Hotels"), purchased five hotels in May 1995 (the "1995 Acquired Hotels"), acquired 10 hotels in 1996 (the "1996 Acquired Hotels"), acquired seven hotels in 1997 (the "1997 Acquired Hotels") and acquired two hotels and opened one internally developed hotel in the first quarter of 1998 (the "1998 Hotels"). It currently leases all 41 Current Hotels to CapStar Winston Company, L.L.C. (the "Lessee") under Percentage Leases through which it receives its principal source of revenue. The Company acquired one additional full-service hotel in April 1998, on additional extended-stay hotel in May 1998 and one additional full-service hotel in May 1998.

RESULTS OF OPERATIONS

For the three months ended March 31, 1998 and the comparable period for 1997, the differences in operating results are primarily attributable to the fact that the Company owned more hotels in 1998 than it did in 1997. The table below outlines the Company's investment in hotel properties for the periods ended March 31, 1998 and 1997.

                                        First Quarter 1998
                                       --------------------
                                  Acquisitions      Properties
                                     during          owned at
Type of Hotel                     the quarter        March 31
-------------                     -----------       -----------
Limited-service hotels                 --                35
Extended-stay hotels                    2                 4
Full-service hotels                     1                 2
                                       --                --
Total                                   3                41
                                       ==                ==

                                        First Quarter 1997
                                       --------------------
                                  Acquisitions      Properties
                                     during          owned at
Type of Hotel                     the quarter        March 31
-------------                     -----------       -----------
Limited-service hotels                 --                28
Extended-stay hotels                   --                 2
Full-service hotels                    --                 1
                                       --                --
Total                                  --                31
                                       ==                ==

In order to present a more meaningful comparison of operations, in addition to the comparison of actual results of the Company and the Lessee for the three months ended March 31, 1998 versus actual results for the three months ended March 31, 1997, below also is an analysis of the pro forma results of the Company for the three months ended March 31, 1998 versus pro forma results for the three months ended March 31, 1997 as if the 1997 Preferred Stock offering and the 1997 and 1998 acquisitions had occurred on the later of January 1, 1997, or the hotel opening date for the two newly developed hotels which opened in March 1998.

THE COMPANY

ACTUAL - THREE MONTHS ENDED MARCH 31, 1998 VS ACTUAL - THREE
MONTHS ENDED MARCH 31, 1997

The Company had revenues of $10,122 in 1998, consisting of $10,073 of Percentage Lease revenues and $49 of interest and other income. Percentage Lease revenues increased by $2,925 to $10,073 in 1998 from $7,148 in 1997. This increase was comprised of: (i) $483 due to the 1998 Hotels, (ii) $2,245 due to the 1997 Acquired Hotels owned for the entire three-month period in 1998, and (iii) an increase of $197 in lease revenues generated from hotels acquired prior to 1997.

Real estate taxes and property insurance costs incurred in 1998 were $979, an increase of $414 from $565 in 1997. This increase was primarily attributable to the 1997 Acquired Hotels that were not owned in the first quarter of 1997, the 1998 Hotels, as well as increased property tax assessments and tax rates from 1997 to 1998. General and administrative expenses increased $229 to $599 in 1998 from $370 in 1997. The increase was attributable to the increase in size and activities of the Company in 1998. Interest expense decreased by $190 to $625 in 1998 from $815 in 1997. Although the weighted average outstanding debt balance increased from 1997 to 1998, from $45,023 to $58,682, capitalized interest costs related to development and renovation projects increased from $174 to $640, resulting in a lower interest expense in 1998. Interest rates remained constant between the two quarters. Depreciation increased $936 to $3,158 in 1998 from $2,222 in 1997, primarily due to depreciation related to the 1997 Acquired Hotels, the 1998 Hotels and renovations completed during 1997 and 1998.

<PAGE 16>

PRO FORMA - THREE MONTHS ENDED MARCH 31, 1998 VS PRO FORMA -
THREE MONTHS ENDED MARCH 31, 1997

The Company had revenues of $10,695 for the three months ended March 31, 1998, consisting of $10,646 of Percentage Lease revenues and $49 of interest and other income. Percentage Lease revenues increased by $470 to $10,646 in 1998 from $10,176 in 1997. Of this increase, $305 was primarily attributable to an increase in room rates in 1998 from 1997 and $165 was attributable to the opening of two hotels in 1998.

Real estate taxes and property insurance costs incurred in 1998 were $1,001, an increase of $171 from $830 in 1997. The increase was due primarily to increased property tax assessments and tax rates from 1997 to 1998 as well as additional taxes paid due to the opening of two hotels in 1998. General and administrative expenses increased $211 to $601 in 1998 from $390 in 1997. The increase was primarily attributable to payroll costs associated with the increase in headcount from 1997 to 1998. Interest expense increased by $57 to $786 in 1998 from $729 in 1997. The increase was attributable to $561 of additional interest expense related primarily to borrowings under the line of credit to fund acquisitions of the 1997 Acquired Hotels and 1998 Hotels, offset by both the capitalization of additional interest costs, totaling $467, in connection with the development and certain renovation projects during the respective periods, as well as a reduction in line of credit fees totaling $37. Depreciation increased $380 to $3,243 in 1998 from $2,863 in 1997 primarily due to renovations and other capital expenditures during 1997 and 1998.

THE LESSEE

ACTUAL - THREE MONTHS ENDED MARCH 31, 1998 VS ACTUAL - THREE
MONTHS ENDED MARCH 31, 1997

The following table sets forth certain historical financial information for the Current Hotels for the periods indicated:


                                            Three Months Ended
                                              March 31, 1998
                                            ------------------
Revenue:
   Rooms                                    $    22,573   91.6%
   Food and beverage                                901    3.7%
   Telephone and other operating departments      1,170    4.7%
                                            -----------  ------
       Total revenue                             24,644  100.0%
                                            -----------  ------
Operating costs and expenses:
   Rooms                                          4,904   19.9%
   Food and beverage                                682    2.8%
   Telephone and other operating departments        473    1.9%
Undistributed expenses:
   Lease                                         10,073   40.9%
   Administrative and general                     2,482   10.1%
   Sales and marketing                              826    3.4%
   Franchise fees                                 1,609    6.5%
   Repairs and maintenance                        1,222    5.0%
   Energy                                           895    3.6%
   Other                                            446    1.8%
   Depreciation and amortization                    257    1.0%
                                            -----------  ------
       Total expenses                            23,869   96.9%
                                            -----------  ------
       Net income                           $       775    3.1%
                                            ===========  ======

                                            Three Months Ended
                                              March 31, 1997
                                            ------------------
Revenue:
   Rooms                                    $    16,325   92.3%
   Food and beverage                                624    3.5%
   Telephone and other operating departments        742    4.2%
                                            -----------  ------
       Total revenue                             17,691  100.0%
                                            -----------  ------
Operating costs and expenses:
   Rooms                                          3,431   19.4%
   Food and beverage                                445    2.5%
   Telephone and other operating departments        404    2.3%
Undistributed expenses:
   Lease                                          7,148   40.4%
   Administrative and general                     2,234   12.6%
   Sales and marketing                              662    3.7%
   Franchise fees                                 1,118    6.3%
   Repairs and maintenance                          915    5.2%
   Energy                                           695    3.9%
   Other                                            368    2.1%
   Depreciation and amortization                     27    0.2%
                                            -----------  ------
       Total expenses                            17,447   98.6%
                                            -----------  ------
       Net income                           $       244    1.4%
                                            ===========  ======

During November 1997, CapStar Management Company ("CMC") and CapStar Hotel Company purchased substantially all of the assets and assumed certain liabilities of Winston Hospitality, Inc., including 38 hotel leases, certain operating assets and liabilities, and goodwill and other intangible assets. Concurrent with the purchase, CMC contributed/assigned the assets purchased and liabilities assumed in the transaction to CapStar Winston Company, L.L.C. (the "Lessee").


<PAGE 17>
Since the Lessee was not operating prior to the purchase transaction, no comparative data is available for the period January 1, 1997 through March 31, 1997. However, for purposes of this management discussion and analysis, the financial information of the Lessee for the three months ended March 31, 1998 will be compared with the financial information of Winston Hospitality, Inc. for the three months ended March 31, 1997. The Winston Hospitality financial information for the three months ended March 31, 1997 contained in the table above has been reclassified and grouped according to the Lessee format in order to facilitate an accurate comparison of the data.

The Lessee had room revenues of $22,573 in 1998, up $6,248 from $16,325 in 1997. The increase in room revenues was due to an increase in room revenues of (i) $490 for the 1994 Hotels, the 1995 Acquired Hotels and the 1996 Acquired Hotels, (ii) $5,102 for the 1997 Acquired Hotels, and (iii) $656 for the 1998 Hotels.
Food and beverage revenue increased $277, to $901 in 1998 from $624 in 1997, primarily due to the 1997 Acquired Hotels and 1998 Hotels. Telephone and other operating departments revenue increased $428 to $1,170 in 1998 from $742 in 1997, primarily due to an increase in revenue associated with long distance phone calls and in-room movies.

The Lessee had total expenses in 1998 of $23,869, up $6,422 from $17,447 in 1997. The increase, as shown above, in all expense categories except depreciation and amortization expense, were primarily attributable to the operation of a greater number of hotels for the three months ended March 31, 1998 as compared with the same period of 1997. Although administrative and general expenses increased in 1998 from 1997, these expenses decreased as a percentage of total revenue from 1997 to 1998 as a result of efficiencies developed within the management company, making the incremental cost per hotel less expensive. Depreciation and amortization expense increased due to amortization being charged in 1998 as a result of goodwill and other intangible assets arising out of the purchase of Winston Hospitality, Inc. by CMC and CapStar Hotel Company.

Liquidity and Capital Resources

The Company finances its operations from operating cash flow, which is principally derived from Percentage Leases. For the quarter ended March 31, 1998, cash flow provided by operating activities was $4,993 and funds from operation, which is equal to net income before minority interest plus depreciation, less preferred dividends, was $6,098. Under Federal income tax law provisions applicable to REITs, the Company is required to distribute at least 95% of its taxable income to maintain its tax status as a REIT. In the quarter ended March 31, 1998, the Company declared distributions of $6,605 to its shareholders. Because the Company's cash flow from operating activities is expected to exceed its taxable income due to depreciation and amortization expenses, the Company expects to be able to meet its distribution requirements out of cash flow from operating activities.

The Company's net cash used in investing activities for the three months ended March 31, 1998 totaled $40,453, including $29,232 related to the acquisition of the 1998 Hotels, $2,877 for hotel renovations and $7,141 for the development of six new extended-stay hotels and one limited-service hotel, which are expected to cost approximately $71,000. The total cost of the 1998 Hotels was $40,898, including $11,666 related to the development of the Homewood Suites hotel in Raleigh, N.C.

The Company plans to spend approximately $7,000 to renovate certain of its Current Hotels during the next twelve months.
These expenditures are in addition to the reserve of 5% of room revenues for its limited-service hotels and 7% of room revenues and food and beverage revenues from its full-service hotels which the Company is required to set aside under its Percentage Leases for periodic capital improvements and the refurbishment and replacement of furniture, fixtures and equipment at its Current Hotels. In the three months ended March 31, 1998, the Company set aside $1,190 for such reserves. These reserves are in addition to amounts spent on normal repairs and maintenance which have approximated 5.4% and 5.3% of room revenues for the three months ended March 31, 1998 and 1997, respectively, and are paid by the Lessee.

The Company's net cash provided by financing activities during the quarter ended March 31, 1998 totaled $36,337, including an increase of $42,800 in the line of credit borrowings and $485 of net proceeds from the issuance of common stock related to the exercise of stock options, offset by the payment of distributions to shareholders of $6,478 and the payment of distributions to minority interest holders of $470.

The Company has collateralized a portion of its $125,000 line of credit with 28 of its Current Hotels amounting to $96,401 as of March 31, 1998. This amount is calculated quarterly, and increases if cash flow attributable to the collateral hotels increases and/or the Company adds additional hotels as collateral. The total additional, non-collateralized line availablity accessible to the Company as of March 31, 1998 was $28,599. The Company's Articles of Incorporation limit its total

<PAGE 18>
amount of indebtedness to 45% of the purchase prices paid by the Company for its investments in hotel properties, as defined. As of March 31, 1998, the Company had additional borrowing capacity under the debt limitation of approximately $126,000 assuming it invests all borrowings in additional hotels.

Under an arrangement with Promus Hotels, Inc. ("Promus") the Company has an agreement to acquire a 123-suite Homewood Suites hotel being developed by Promus in Richmond, Virginia. The Company expects to acquire this hotel upon its completion, which Promus estimates will occur during the second quarter of 1998, for a purchase price approximating Promus' development cost, estimated to be $8,600. Conditions to the Company's obligation to purchase include its approval of the building specifications and Promus' completion of construction within certain cost limitations and by a specified delivery date. Pursuant to the arrangement, Promus has agreed to invest $1,845 in the Company's Common Stock (at the then-current market price per share), in connection with the purchase of this hotel.

The Company intends to acquire and develop additional hotel properties, including those described above, that meet its investment criteria and is continually evaluating acquisition opportunities. It is expected that future hotel acquisitions will be financed, in whole or in part, from additional follow-on offerings, from borrowings under the line of credit, from joint venture agreements, and/or from the issuance of other debt or equity securities. There can be no assurances that the Company will acquire any additional hotels, or that any hotel development will be undertaken, or if commenced, that it will be completed on schedule or on budget. Further, there can be no assurances that the Company will be able to obtain any additional financing.

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


<PAGE 19>

PART II - OTHER INFORMATION


Item 6.        Exhibits and Reports on Form 8-K.

               (a) Exhibits.

                   27. Financial Data Schedule (For SEC use only)

               (b) Reports on Form 8-K.

                   No reports on Form 8-K were filed during the quarter ended March 31, 1998.



<PAGE 20>
                           SIGNATURES


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    WINSTON HOTELS, INC.



Date        May 15, 1998              /s/ James D. Rosenberg
    ----------------------          ----------------------------
                                    James D. Rosenberg
                                    Chief Financial Officer and
                                      Chief Operating Officer
                                  (Authorized officer and Principal
                                      Financial Officer)











<PAGE 21>
                             WINSTON HOTELS, INC.
                   FORM 10-Q for the quarter ended March 31, 1998
                                EXHIBIT INDEX
Exhibit
Number              Description of Exhibit
--------                ----------------------

27.            Financial Data Schedule (For SEC use only).