Form 10-Q
period 1998-06-30
WINSTON HOTELS INC
filed 1998-08-14
CIK 920605

<PAGE 1>


                 SECURITIES AND EXCHANGE COMMISSION

                        Washington, DC  20549


                              FORM 10-Q



       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended June 30, 1998 Commission file number
0-23732



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


The number of shares of Common Stock, $.01 par value, outstanding on July 31, 1998 was 16,313,980.





<PAGE 2>
                        WINSTON HOTELS, INC.
                                Index
                                                                Page
PART I.   FINANCIAL INFORMATION

Item 1.   WINSTON HOTELS, INC.

               Consolidated Balance Sheets as of June 30, 1998
               (unaudited) and December 31, 1997                   3

               Unaudited Consolidated Statements of Operations
               for the three and six months ended June 30,
               1998 and 1997                                       4

               Unaudited Consolidated Statements of Cash Flows
               for the six months ended June 30, 1998 and 1997     5

               Notes to Consolidated Financial Statements          6

          CAPSTAR WINSTON COMPANY, L.L.C.

               Balance Sheets as of June 30, 1998 (unaudited)
               and December 31, 1997                              10

               Unaudited Statements of Income for the three and
               six months ended June 30, 1998                     11

               Unaudited Statement of Cash Flows for the six
               months ended June 30, 1998                         12

               Notes to Financial Statements                      13

          WINSTON HOSPITALITY, INC.

               Unaudited Statements of Income for the three and
               six months ended June 30, 1997                     14

               Unaudited Statement of Cash Flows for the six months
               ended June 30, 1997                                15

               Notes to Financial Statements                      16

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                     17

PART II.  OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders     25

Item 5.   Other Information                                       26

Item 6.   Exhibits and Reports on Form 8-K                        26

          Signature Page                                          27

<PAGE 3>
                        WINSTON HOTELS, INC.
                     CONSOLIDATED BALANCE SHEETS
              (in thousands, except per share amounts)
                              ASSETS
                                      (See Note 6)
                                      June 30, 1998	December 31, 1997
                                      -------------   -----------------
                                       (unaudited)
Investment in hotel properties:
      Land                            $      40,464  $           27,504
      Buildings and improvements            331,532             224,535
      Furniture and equipment	               34,270              22,528
                                      -------------   -----------------
      Operating properties                  406,266             274,567
      Less accumulated depreciation         (28,632)            (21,572)
                                      -------------   -----------------
                                            377,634             252,995
      Properties under development           11,617              26,490
                                      -------------   -----------------
         Net investment in hotel
           properties                       389,251             279,485
Corporate FF&E, net                             231                  23
Cash and cash equivalents                       408                 164
Lease revenue receivable                     10,457               5,682
Deferred expenses, net                        1,338               1,403
Prepaid expenses and other assets               842               1,070
                                      -------------   -----------------
	   Total assets                 $     402,527   $         287,827
                                      =============   =================

                       LIABILITIES AND SHAREHOLDERS' EQUITY

Due to banks                          $     160,776   $          44,081
Accounts payable and accrued expenses         3,045               3,527
Deferred revenue                             12,835                  --
Distributions payable                         6,609               6,950
Minority interest in Partnership             13,994              15,779
                                      -------------   -----------------
         Total liabilities                  197,259              70,337
                                      -------------   -----------------

Shareholders' equity:
   Preferred stock, $.01 par value,
    10,000 shares authorized, 3,000
    shares issued and outstanding
    (liquidation preference of
    $76,734 and $77,100)                         30                  30
   Common stock, $.01 par value,
    50,000 shares authorized,16,314
    and 16,194 shares issued and
    outstanding                                 163                 162
   Additional paid-in capital               224,787             223,427
   Unearned compensation                       (396)               (106)
   Distributions in excess of earnings      (19,316)             (6,023)
                                      -------------   -----------------
         Total shareholders' equity	        205,268             217,490
                                      -------------   -----------------
         Total liabilities and
          shareholders' equity        $     402,527   $         287,827
                                      =============   =================

   The accompanying notes are an integral part of the financial statements.

<PAGE 4>

                        WINSTON HOTELS, INC.
           UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
              (in thousands, except per share amounts)

                      (See Note 6)
                    Three Months Ended Three Months Ended
                      June 30, 1998      June 30, 1997
Revenue:
   Percentage lease
    revenue           $       7,217	   $         9,622
   Interest and other
    income                       65                 24
                      -------------      -------------
       Total revenue          7,282              9,646
                      -------------      -------------
Expenses:
   Real estate taxes
    and property and
    casualty insurance        1,283                591
                      -------------      -------------
   General and
    administrative            1,164                492
   Interest	                  1,954                996
   Depreciation               3,916              2,348
   Amortization                  89                 41
                      -------------      -------------
       Total expenses         8,406              4,468
                      -------------      -------------

      Income (loss)
       before allocation
       to minority
       interest              (1,124)             5,178

Income (loss) allocation
 to minority interest          (277)               381
                      -------------      -------------
      Net income (loss)	       (847)             4,797

Preferred stock
 distribution                 1,734                 --
                      -------------      -------------
      Net income (loss)
       applicable to
       common
       shareholders   $	     (2,581)     $       4,797
                      =============      =============
Earnings per share:
   Net income (loss)
    per common share  $	      (0.16)     $        0.30
                      =============      =============
   Net income (loss)
    per common share
    assuming dilution $       (0.16)     $        0.30
                      =============      =============
   Weighted average
    number of common
    shares                   16,302             15,820
                      =============      =============
   Weighted average
    number of common
    shares assuming
    dilution                 16,302             17,145
                      =============      =============


                        (See Note 6)
                       Six Months Ended   Six Months Ended
                        June 30, 1998       June 30, 1997
Revenue:
   Percentage lease
    revenue            $     12,236	      $    16,770
   Interest and other
    income                      114                54
                      -------------     -------------
       Total revenue         12,350            16,824
                      -------------     -------------
Expenses:
   Real estate taxes
    and property and
    casualty insurance        2,262             1,156
                      -------------     -------------
   General and
    administrative            1,763               862
   Interest	                  2,579             1,811
   Depreciation               7,074             4,570
   Amortization                 176                81
                      -------------     -------------
       Total expenses        13,854             8,480
                      -------------     -------------

      Income (loss)
       before allocation
       to minority
       interest              (1,504)            8,344

Income (loss) allocation
 to minority interest          (485)              611
                      -------------     -------------
      Net income (loss)      (1,019)            7,733

Preferred stock
 distribution                 3,469                --
                      -------------     -------------
      Net income (loss)
       applicable to
       common
       shareholders   $      (4,488)    $       7,733
                      =============     =============
Earnings per share:
   Net income (loss)
    per common share  $       (0.28)    $        0.49
                      =============     =============
   Net income (loss)
    per common share
    assuming dilution $       (0.28)    $        0.49
                      =============     =============
   Weighted average
    number of common
    shares                   16,263            15,817
                      =============     =============
   Weighted average
    number of common
    shares assuming
    dilution                 16,263            17,149
                      =============     =============




  The accompanying notes are an integral part of the financial statements.

<PAGE 5>

                        WINSTON HOTELS, INC.
           UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          ($ in thousands)
                                       (See Note 6)
                                        Six Months       Six Months
                                          Ended            Ended
                                       June 30,1998     June 30, 1997
                                       ------------     -------------
Cash flows from operating activities:
   Net income (loss)                   $     (1,019)    $       7,733
   Adjustments to reconcile net
    income (loss) to net cash
    provided by operating activities:
      Minority interest                        (485)              611
      Depreciatio                             7,074             4,570
      Amortization of franchise fees             66                44
      Amortization recorded as interest
       expense                                  183               219
      Unearned compensation amortization        110                37
   Changes in assets and liabilities:
      Lease revenue receivable               (4,775)           (2,543)
      Prepaid expenses and other assets         191              (909)
      Accounts payable and accrued
     expenses                                  (482)              427
      Deferred revenue                       12,835                --
                                       ------------     -------------
           Net cash provided by operating
            activities                       13,698            10,189
                                       ------------     -------------

Cash flows from investing activities:
   Deferred acquisition costs                    --               (27)
   Prepaid acquisition costs                   (400)              (65)
   Investment in hotel properties          (117,234)          (21,426)
   Sale of land parcel                          445                --
                                       ------------     -------------
           Net cash used in investing
            activities                     (117,189)          (21,518)
                                       ------------     -------------

Cash flows from financing activities:
   Fees paid to increase and extend
    line of credit                               (5)              (81)
   Net proceeds from issuance of stock          600               200
   Payment of distribitions to shareholders (12,615)           (8,300)
   Payment of distributions to minority
    interest                                   (940)             (665)
   Net increase in demand notes              73,795            20,281
   Increase in demand notes                  42,900                --
                                       ------------     -------------
           Net cash provided by
            financing activities            103,735            11,435
                                       ------------     -------------

Net increase in cash and cash
 equivalents                                    244               106

Cash and cash equivalents at beginning of
 period                                         164               234
                                       ------------     -------------
Cash and cash equivalents at end of
 period                                $        408     $         340
                                       ============     =============

Supplemental disclosure:
      Cash paid for interest           $      2,678     $       1,299
                                       ============     =============
Summary of non-cash investing and
 financing activities:
   Investment in hotel properties
    payable                            $         --     $       1,557
   Distributions declared but not
    paid                                      6,609             4,613
   Conversion of partnership units for
    common shares                               152                --
   Unearned compensation                        400                --
   Minority interest payable adjustment
   due to the exercise of stock options
   and conversion of partnership units
   for common shares                            208                --

The accompanying notes are an integral part of the financial statements.

<PAGE 6>

                         WINSTON HOTELS, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (amounts in thousands, except per share amounts)

1.  ORGANIZATION

    Winston Hotels, Inc. (the "Company") operates so as to qualify as a real estate investment trust ("REIT") for federal income tax purposes. The accompanying unaudited consolidated financial statements reflect, in the opinion of management, all adjustments necessary for a fair presentation of the interim financial statements. All such adjustments are of a normal and recurring nature. Due to the seasonality of the hotel business, and the method by which revenue is recognized (see Note 6), the information for the three and six months ended June 30, 1998 and the information for the three and six months ended June 30, 1997 are not necessarily indicative of the results for a full year.

2.   ACQUISITIONS AND DEVELOPMENT

     During the second quarter of 1998, the Company invested approximately $65 million in cash with the purchase of six hotels. The Tinton Falls Holiday Inn was purchased on April, 21, 1998, the Albany Hilton Garden Inn was purchased on May 8, 1998, the Las Vegas Hampton Inn was purchased on May 20, 1998, the Secacus Holiday Inn was purchased on May 27, 1998, the Phoenix Homewood Suites was purchased on June 1, 1998 and the Raleigh Hilton Garden Inn was purchased on June 4, 1998.

     The Company also opened two internally-developed hotels during the second quarter including the Lake Mary, Florida Homewood Suites hotel and the Alpharetta, Georgia Homewood Suites hotel. The Company currently has five projects in various stages of development including the most recently announced Chapel Hill, North Carolina Hilton Garden Inn and Charlotte, North Carolina Embassy Suites hotels. The completion of all five development projects will represent a total investment of approximately $58 million.

3.   PRO FORMA FINANCIAL INFORMATION

     These unaudited pro forma condensed statements of operations of the Company are presented as if the September 1997 Preferred Stock offering had occurred January 1, 1997 and the Company had acquired all 49 of the hotels owned as of June 30, 1998 on the later of January 1, 1997, or the hotel opening date for the eight hotels which opened in the first six months of 1998.
     These unaudited pro forma condensed statements of operations are not necessarily indicative of what actual results of operations of the Company would have been assuming such transactions had been completed as of the dates described above, nor do they purport to represent the results of operations for future periods. As discussed in Note 6, percentage lease revenue for the six months ended June 30, 1998 has been calculated under a different method than percentage lease revenue for the six months ended June 30, 1997, resulting in a significant reduction in the recognition of percentage lease revenue, as well as substantially all of the percentage lease revenue consisting of base rent, during the six months ended June 30, 1998:

                                           Pro Forma for the
                                        Six Months Ended June 30,
                                        -------------------------
                                         (See Note 6)
                                             1998         1997
                                             ----         ----
      Percentage lease and other
       revenue                          $    13,594    $  24,300
                                        -----------    ---------
      Expenses:
      Real estate taxes and property
       and casualty insurance                 2,500        1,928
        General and administrative            1,772          910
        Depreciation                          7,417        6,115
        Amortization                            177          102
        Interest expense                      3,265        2,186
                                        -----------    ---------
          Total expense                      15,131       11,241
                                        -----------    ---------
          Income (loss) before
           allocation to minority
           interest                          (1,537)      13,059
                                        -----------    ---------


<PAGE 7>

                         WINSTON HOTELS, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (amounts in thousands, except per share amounts)

      Income (loss) allocation to
       minority interest                       (488)       1,158
      Preferred stock distribution            3,469        3,469
                                        -----------    ---------
        Net income (loss) applicable
         to common shareholders         $    (4,518)   $   8,432
                                        -----------    ---------

    Net income (loss) per common share  $     (0.28)   $    0.53
                                        ===========    =========

    Net income (loss) per common share
      assuming dilution                 $     (0.28)   $    0.53
                                        ===========    =========
    Weighted average number of common
      shares                                 16,263       15,818
                                        ===========    =========
    Weighted average number of common
      shares assuming dilution               16,263       17,964
                                        ===========    =========


4.   EARNINGS PER SHARE

     The Company adopted Statement of Financial Accounting Standards
     (SFAS) No. 128, "Earnings Per Share," on December 31, 1997. SFAS No. 128 requires the Company to change its method of computing, presenting and disclosing earnings per share information. All prior period data presented has been restated to conform to the provisions of SFAS No. 128.

     The following is a reconciliation of the net income applicable to common shareholders used in the net income per common share calculation to the income before allocation to minority interest used in the net income per common share - assuming dilution calculation. A reconciliation is not shown for the quarter and six months ended June 30, 1998 due to all Common Stock equivalents being anti-dilutive.

                                    Three Months    Six Months
                                       Ended          Ended
                                   June 30, 1997   June 30, 1997
                                   -------------   -------------
        Net income                 $     4,797     $     7,733
        Less: preferred stock
         distribution                       --              --
                                   -------------   -------------
        Net income applicable to
         common shareholders             4,797           7,733

        Plus: income allocation to
         minority interest                 381             611
                                   -------------   -------------
        Net income assuming
         dilution                  $     5,178     $     8,344
                                   =============   =============

     The following is a reconciliation of the weighted average shares used in the calculation of net income per common share to the weighted average shares used in the calculation of net income per common share - assuming dilution. A reconciliation is not shown for the quarter and six months ended June 30, 1998 due to all Common Stock equivalents being anti-dilutive.

                                    Three Months    Six Months
                                       Ended          Ended
                                   June 30, 1997   June 30, 1997
                                   -------------   -------------
        Weighted average number of
         common shares                  15,820          15,817
        Units with redemption rights     1,265           1,265
        Stock options                       60              67
                                   -------------   -------------
        Weighted average number of
         common shares assuming
         dilution                       17,145          17,149
                                   =============   =============



<PAGE 8>

                         WINSTON HOTELS, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (amounts in thousands, except per share amounts)

5.   DEMAND NOTES

     During the second quarter of 1998, the Company signed five 90-day, unsecured demand notes totaling $42,900. These demand notes bear interest at a rate of LIBOR plus 1.75%. The notes mature at various dates between August 22, 1998 and September 26, 1998.

6.   ADOPTION OF NEW ACCOUNTING PRONOUNCEMENTS:

     The Company adopted Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" ("SFAS 130") effective January 1, 1998. SFAS 130 requires the Company to display an amount representing the total comprehensive income for the period in a financial statement which is displayed with the same prominence as other financial statements. The Company does not have any items representing differences between net income
     (loss) and comprehensive income (loss) and therefore has not presented a Statement of Comprehensive Income in the accompanying financial statements.

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

     On May 21, 1998, the Financial Accounting Standards Board's Emerging Issues Task Force issued EITF 98-9 "Accounting for Contingent Rent in Interim Financial Periods" ("EITF 98-9"). EITF 98-9 addresses the recognition of rental revenue during interim periods derived from leases which provide for percentage rent and requires that a lessor defer recognition of contingent rental income in interim periods until specified targets are met. The Company has reviewed the terms of its percentage leases and has determined that the provisions of EITF 98-9 materially impact the Company's revenue recognition on an interim basis, but will have no impact on the Company's annual percentage lease revenue, interim cash flow from its third party lessees, or the Company's ability to pay dividends. The Company has accounted for EITF 98-9 as a change in accounting principle effective January 1, 1998, and accordingly, the March 31, 1998 financial statements have been restated from the amounts previously stated to reflect the adoption. The restatement has resulted in the following changes to the originally issued March 31, 1998 financial statements: total revenue decreased from $10,122 to $5,068 resulting in a deferred revenue balance of $5,054, net income decreased from $4,377 to a net loss of $172, net income (loss) per common share and net income (loss) per common share assuming dilution decreased from $0.16 to ($0.12), and total shareholders' equity decreased from $216,619 to $212,070. These restated balances are included in the accompanying financial statements as of and for the six months ended June 30, 1998. As a result of the adoption of EITF 98-9, substantially all of the percentage lease revenue recognized for the six month period ended June 30, 1998 consists of base rent.

     Consistent with the provisions of EITF 98-9, the accompanying consolidated financial statements as of and for the three and six months ended June 30, 1997 have not been restated, however, the following pro forma amounts reflect the effect on the prior periods as if EITF 98-9 had been in effect as of the beginning of these periods:

<PAGE 9>
                         WINSTON HOTELS, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
           (amounts in thousands, except per share amounts)


                               Three Months            Six Months
                                  Ended                   Ended
                               June 30, 1997          June 30, 1997
                               -------------          -------------
Total revenue                  $       4,110          $       7,716
Total expenses                         4,468                  8,480
                               -------------          -------------
   Loss before allocation to
    minority interest                   (358)                  (764)
Loss allocation to minority
 interest                                (26)                   (55)
                               -------------          -------------
   Net loss                             (332)                  (709)
                               =============          =============
Preferred stock distribution              --                     --
         Net loss applicable
          to common
          shareholders         $        (332)         $        (709)
                               =============          =============
Earnings per share:
   Net loss per common share   $       (0.02)         $       (0.04)
                               =============          =============
   Net loss per common share
    assuming dilution          $       (0.02)         $       (0.04)
                               =============          =============
   Weighted average number of
    common shares                     15,820                 15,817
                               =============          =============
   Weighted average number of
    common shares assuming
    dilution                          15,820                 15,817
                               =============          =============

<PAGE 10>

                   CAPSTAR WINSTON COMPANY, L.L.C.
                           BALANCE SHEETS
                          ($ in thousands)

                                   ASSETS
                                        June 30, 1998    December 31, 1997
                                        -------------    -----------------
Current assets:                          (unaudited)
Cash and cash equivalents               $      6,975     $        3,393
Accounts receivable                            3,586              1,614
Due from Winston Hospitality, Inc.                --              1,636
Due from CapStar Management Company, L.P.      4,920                385
Deposits and other assets                        318                197
                                        -------------    -----------------
     Total current assets                     15,799              7,225

Furniture, fixtures and equipment,
 net of accumulated depreciation of
 $35 and $5                                      305                241
Intangible assets, net of accumulated
 amortization of $549 and $93                 33,674             34,088
Deferred franchise costs, net of
 accumulated amortization of $40 and $7          569                601
                                        -------------    -----------------
                                        $     50,347     $       42,155
                                        =============    =================


                      LIABILITIES AND MEMBERS' CAPITAL

Current liabilities:
   Accounts payable                     $      1,843     $        1,459
   Accrued expens                              4,866              2,920
   Percentage lease payable                   10,537              5,682
   Advance deposits                              218                135
                                        -------------    -----------------
     Total current liabilities                17,464             10,196

Members' capital                              32,883             31,959
                                        -------------    -----------------
                                        $     50,347     $       42,155
                                        =============    =================














           See accompanying notes to financial statements.

<PAGE 11>
                   CAPSTAR WINSTON COMPANY, L.L.C.
                   UNAUDITED STATEMENTS OF INCOME
                           ($ in thousands)

                                          Three Months    Six Months
                                             Ended          Ended
                                         June 30, 1998   June 30, 1998
                                         -------------   -------------
Revenue:
  Rooms                                  $      30,266   $      52,839
  Food and beverage                              1,804           2,705
  Telephone and other operating
   departments                                   1,487           2,657
                                         -------------   -------------
       Total revenue                            33,557          58,201
                                         -------------   -------------

Operating costs and expenses:
  Rooms                                          6,583          11,487
  Food and beverage                              1,375           2,058
  Telephone and other operating
   departments                                     741           1,214
  Undistributed expenses:
  Lease expense                                 14,792          24,865
  Administrative and general                     2,904           5,386
  Sales and marketing                            1,197           2,023
  Franchise fees                                 2,228           3,836
  Repairs and maintenance                        1,544           2,766
  Energy                                         1,214           2,109
  Other                                            568           1,014
  Depreciation and amortization                    262             519
                                         -------------   -------------
       Total expenses                           33,408          57,277
                                         -------------   -------------
       Net income                        $         149   $         924
                                         =============   =============


           See accompanying notes to financial statements.

<PAGE 12>
                   CAPSTAR WINSTON COMPANY, L.L.C.
                  UNAUDITED STATEMENT OF CASH FLOWS
                           ($ in thousands)

                                                    Six Months
                                                      Ended
                                                   June 30, 1998
                                                   -------------
Cash flows from operating activities:
  Net income                                       $       924
  Adjustments to reconcile net income
   to net cash provided by operating activities:
     Depreciation and amortization                         519
     Loss on sale of fixed assets                            2
     Increase in accounts receivable                      (336)
     Increase in due from CapStar Management
      Company, L.P.                                     (4,535)
     Increase in deposits and other assets                (121)
     Increase in accounts payable and accrued
      expenses                                           2,330
     Increase in percentage lease payable                4,855
     Increase in advance deposits                           83
                                                   -------------
Net cash provided by operating activities                3,721
                                                   -------------

Cash flows from investing activities:
   Additions of furniture, fixtures and equipment         (112)
   Additions to intangible assets                          (42)
   Proceeds from sale of fixed assets                       15
                                                   -------------
Net cash used in investing activities                     (139)
                                                   -------------

Net increase in cash and cash equivalents                3,582
Cash and cash equivalents at beginning of period         3,393
                                                   -------------

Cash and cash equivalents at end of period         $     6,975
                                                   =============


           See accompanying notes to financial statements.

<PAGE 13>
                   CAPSTAR WINSTON COMPANY, L.L.C.
                    NOTES TO FINANCIAL STATEMENTS


The accompanying unaudited financial statements are prepared by and are the sole responsibility of CapStar Winston Company, L.L.C. These financial statements reflect, in the opinion of CapStar Winston Company L.L.C. management, all adjustments necessary for a fair presentation of the interim financial statements. All such adjustments are of a normal and recurring nature.

During November 1997, CapStar Management Company ("CMC") and CapStar Hotel Company purchased substantially all of the assets and assumed certain liabilities of Winston Hospitality, Inc., including 38 hotel leases, certain operating assets and liabilities, goodwill and other intangible assets. Concurrent with the purchase, CMC contributed/assigned the assets purchased and liabilities assumed in the transaction to CapStar Winston Company, L.L.C.

SUBSEQUENT EVENT

On August 1, 1998, CapStar Hotel Company and American General
Hospitality Corporation merged to form MeriStar Hospitality
Corporation and MeriStar Hotels & Resorts, Inc. As a result of the merger, MeriStar Hospitality Operating Partnership, L.P. replaced
CapStar Management Company L.P. as the 99% member of CapStar Winston Company, L.L.C.

<PAGE 14>
                      WINSTON HOSPITALITY, INC.
                   UNAUDITED STATEMENTS OF INCOME
                           ($ in thousands)


                             Three Months    Six Months
                                 Ended        Ended
                             June 30, 1997  June 30, 1997
                             -------------  -------------
Revenue:
   Rooms                     $      20,488  $      36,813
   Food and beverage                   764          1,388
   Telephone and other
    operating departments            1,024          1,766
                             -------------  -------------
     Total revenue                  22,276         39,967
                             -------------  -------------

Operating costs and expenses:
   Rooms                             4,095          7,526
   Food and beverage                   503            948
   Telephone and other operating
    departments                        554            958

Undistributed expenses:
   Lease                             9,622         16,770
   Administrative and general        2,369          4,603
   Sales and marketing                 755          1,417
   Franchise fees                    1,461          2,579
   Repairs and maintenance           1,010          1,925
   Energy                              725          1,420
   Other                               418            786
   Depreciation and
    amortization                        26             53
                             -------------  -------------
     Total expenses                 21,538         38,985
                             -------------  -------------
     Net income              $         738  $         982
                             =============  =============


The accompanying notes are an integral part of the financial statements.

<PAGE 15>
                      WINSTON HOSPITALITY, INC.
                  UNAUDITED STATEMENT OF CASH FLOWS
                           ($ in thousands)


                                           Six Months
                                             Ended
                                          June 30, 1997
                                          --------------
Cash flows from operating activities:
   Net income                             $          982
   Adjustments to reconcile net income
    to net cash provided by operating
    activities:
      Depreciation                                    53
   Changes in assets and liabilities:
      Accounts receivable - trade                   (681)
      Prepaid expenses and other assets               87
      Accounts payable - trade                       242
      Percentage lease payable to Lessor           2,543
      Accrued expenses and other
       liabilities                                   623
                                          --------------
            Net cash provided by operating
             activities                            3,849
                                          --------------
Cash flows from investing activities:
   Purchase of furniture, fixtures and
    equipment                                        (57)
   Advances to lessor, affiliates
    and shareholders                                 (63)
                                          --------------
            Net cash used in investion
             activities                             (120)
                                          --------------

Cash flows from financing activities:
   Distributions to shareholders                    (392)
                                          --------------

Net increase in cash and cash equivalents          3,337
Cash and cash equivalents at beginning
 of period                                         5,463
                                          --------------

Cash and cash equivalents at end of
 period                                   $        8,800
                                          ==============

The accompanying notes are an integral part of the financial statements.

<PAGE 16>

                      WINSTON HOSPITALITY, INC.
                    NOTES TO FINANCIAL STATEMENTS



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

Certain reclassifications have been made to the 1997 financial statements to conform with the 1998 presentation as shown in the CapStar Winston Company, L.L.C. financial statements. These reclassifications have no effect on net income or shareholders' equity previously reported.

<PAGE 17>

Item 2 -  Management's Discussion and Analysis of Financial
          Condition and Results of Operations
          ($ amounts in thousands)

OVERVIEW

Winston Hotels, Inc. (the "Company"), which consummated an underwritten initial public offering ("IPO") in June 1994, follow-on Common Stock offerings in May 1995 and in June 1996, and a Preferred Stock offering in September 1997, operates as a real estate investment trust ("REIT") to invest in hotel properties. The Company owned 49 hotels (the "Current Hotels") as of June 30, 1998. The Company owned 16 hotels as of December 31, 1994 (the "1994 Hotels"), purchased five hotels in May 1995 (the "1995 Acquired Hotels"), acquired 10 hotels in 1996 (the "1996 Acquired Hotels"), acquired seven hotels in 1997 (the "1997 Acquired Hotels") and acquired eight hotels and opened three internally developed hotels in the first six months of 1998 (the "1998 Hotels"). It currently leases 47 of the total 49 Current Hotels to CapStar Winston Company, L.L.C. (the "Lessee"), on of the Current Hotels to Bristol Hotel Company and one of the Current Hotels to Prime Hospitality Corporation pursuant to leases that provide for rent payments based, in part, on revenues from the Current Hotels (the "Percentage Leases").

RESULTS OF OPERATIONS

The table below outlines the Company's investment in hotel properties for the six months ended June 30, 1998 and 1997.

                         Six Months                Six Months
                           Ended                     Ended
                        June 30, 1998             June 30, 1997
                    ----------------------    ------------------------
                     Additions   Properties    Additions    Properties
                       during      owned         during       owned
                     the period  at June 30    the period   at June 30
Type of Hotel
-------------
Limited-service hotels     1          36            1            29
Extended-stay hotels       5           7           --             2
Full-service hotels        5           6           --             1
                          --          --           --            --
   Total                  11          49            1            32
                          ==          ==           ==            ==

In order to present a more meaningful comparison of operations, in addition to the comparison of actual results of the Company and the Lessee for the three and six months ended June 30, 1998 versus actual results for the three and six months ended June 30, 1997, the Company has also provided an analysis of the pro forma results of the Company for the three and six months ended June 30, 1998 versus pro forma results for the three and six months ended June 30, 1997. These pro forma results are shown as if the 1997 Preferred Stock offering and the 1997 and 1998 acquisitions had occurred on the later of January 1, 1997, or the hotel opening date for the five acquired and three developed hotels which opened in the first six months of 1998.

On May 21, 1998, the Financial Accounting Standards Board's Emerging Issues Task Force issued EITF 98-9 "Accounting for Contingent Rent in Interim Financial Periods" ("EITF 98-9"). EITF 98-9 addresses the recognition of rental revenue during interim periods derived from leases which provide for percentage rent and requires that a lessor defer recognition of contingent rental income in interim periods until specified targets are met. The Company has reviewed the terms of its percentage leases and has determined that the provisions of EITF 98-9 materially impact the Company's revenue recognition on an interim basis, but will have no impact on the Company's annual percentage lease revenue, interim cash flow from its third party lessees or the Company's ability to pay dividends. The Company has accounted for EITF 98-9 as a change in accounting principle effective January 1, 1998, resulting in: (i) a deferred revenue balance of $12,835 as of June 30, 1998, as shown on the accompanying Consolidated Balance Sheets and (ii) substantially all of the percentage lease revenue consisting of base rent. This deferred revenue balance is expected to be recognized in the third and fourth quarters of 1998. The originally issued financial statements for the quarter ended March 31, 1998 have been restated according to the provisions of EITF 98-9. These restated balances are included in the accompanying consolidated financial statements, as well as in the pro forma operating results discussed below, for the three months and six months ended June 30, 1998. The actual and pro forma operating results for the three and six months ended June 30, 1997 have not been restated according to the provisions of EITF 98-9. Accordingly, the operating results for the three months and six months ended June 30, 1998 and the three months and six months ended June 30, 1997 included in the accompanying discussion are not comparable as the results for the periods have been accounted for under different revenue recognition methods.

<PAGE 18>

The Company's percentage leases provide for the greater of (i) annual fixed base rent or (ii) rent based on the revenue of hotels ("Percentage Rent") to be remitted to the Company annually. The leases contain annual room revenue thresholds used to calculate two tiers of Percentage Rent. These annual thresholds have been allocated equally to each quarter, subject to consumer price index adjustments, to determine the quarterly lessee Percentage Rent payments. The provisions of EITF 98-9 call for straight-line recognition of the annual base rent throughout the year and for the deferral of any additional lease amounts collected or due from the lessees until such amounts exceed the annual fixed base rent. This will generally result in base rent being recognized in the first and second quarters and Percentage Rents, if any, collected or due from the lessees during the first and second quarters being deferred and then recognized in the third and fourth quarters due to the structure of the Company's percentage leases and the seasonality of the hotel operations. Prior to the adoption of EITF 98-9, the Company has recorded lease revenue in interim periods on the basis used to determine quarterly lessee Percentage Rent payments, resulting in the second and third quarters being the strongest quarters.

At June 30, 1998, deferred revenue of $12,835 represents Percentage Rent collected or due from lessees under the terms of the leases in excess of one half of base rent but less than the remaining base rent, which the Company expects to recognize as lease revenue in the third and fourth quarters of 1998. The Company's quarterly distributions are based on Percentage Rents collected as opposed to percentage lease revenue recognized.

THE COMPANY

ACTUAL - THREE MONTHS ENDED JUNE 30, 1998 VS ACTUAL - THREE MONTHS ENDED JUNE 30, 1997

The Company had revenues of $7,282 in 1998, consisting of $7,217 of Percentage Lease revenues and $65 of interest and other income. Percentage Lease revenues decreased by $2,405 to $7,217 in 1998 from $9,622 in 1997. This decrease was primarily comprised of a decrease of $7,782 due to the change in accounting principle regarding revenue recognition under EITF 98-9, offset in part by increases of $3,070 due to the 1998 Hotels and $2,317 due to the 1997 Acquired Hotels owned for the entire three-month period in 1998.

Real estate taxes and property insurance costs incurred in 1998 were $1,283, an increase of $692 from $591 in 1997. This increase was primarily attributable to the 1997 Acquired Hotels and the 1998 Hotels that were not owned in the second quarter of 1997, as well as increased property tax assessments and tax rates from 1997 to 1998. General and administrative expenses increased $672 to $1,164 in 1998 from $492 in 1997. The increase was attributable to the increase in size and activities of the Company in 1998. Interest expense increased by $958 to $1,954 in 1998 from $996 in 1997. This increase was primarily attributable to an increase in the weighted average outstanding debt balance of $61,426 from $56,660 in 1997 to $118,086 in 1998, resulting in an increase in interest expense of $1,133, offset by an increase of $125 in capitalized interest costs related to development and renovation projects as well as a decrease in line of credit fees totaling $50. Interest rates remained constant between the two quarters. Depreciation increased $1,568 to $3,916 in 1998 from $2,348 in 1997, primarily due to depreciation related to the 1997 Acquired Hotels, the 1998 Hotels and renovations completed during 1997 and 1998.

PRO FORMA - THREE MONTHS ENDED JUNE 30, 1998 VS PRO FORMA - THREE
MONTHS ENDED JUNE 30, 1997

The Company had revenues of $7,622 for the three months ended June 30, 1998, consisting of $7,557 of Percentage Lease revenues and $65 of interest and other income. Percentage Lease revenues decreased by $5,755 to $7,557 in 1998 from $13,312 in 1997. This change was primarily due to a decrease of $7,704 due to the change in accounting principle regarding revenue recognition under EITF 98-9, offset in part by an increase of $1,932 attributable to the opening of eight hotels in 1998.

Real estate taxes and property insurance costs incurred in 1998 were $1,356, an increase of $390 from $966 in 1997. The increase was due primarily to increased property tax assessments and tax rates from 1997 to 1998 as well as additional taxes and insurance paid due to the opening of eight hotels in 1998. General and administrative expenses increased $653 to $1,168 in 1998 from $515 in 1997. The increase was primarily attributable to the increase in size and activities of the Company from 1997 to 1998. Interest expense increased by $850 to $1,975 in 1998 from $1,125 in 1997. The increase was attributable to $1,064 of additional interest expense related primarily to borrowings under the line of credit to fund acquisitions of the five new hotels which opened in 1998 as well as the development of three additional hotels which opened in 1998.
This increase was offset by both the capitalization of additional interest costs totaling $125, in connection with the development and certain renovation projects during the respective periods, as well as a reduction in line of credit

<PAGE 19>

fees totaling $89. Depreciation increased $921 to $4,011 in 1998 from $3,090 in 1997 primarily due to the opening of eight hotels in 1998 and renovations and other capital expenditures during 1997 and 1998.

ACTUAL - SIX MONTHS ENDED JUNE 30, 1998 VS ACTUAL - SIX MONTHS
ENDED JUNE 30, 1997

The Company had revenues of $12,350 in 1998, consisting of $12,236 of Percentage Lease revenues and $114 of interest and other income. Percentage Lease revenues decreased by $4,534 to $12,236 in 1998 from $16,770 in 1997. Of this decrease, $12,835 was due to the change in accounting principle regarding revenue recognition under EITF 98-9, offset in part by increases of $3,553 due to the 1998 Hotels and $4,561 due to the 1997 Acquired Hotels owned for the entire six-month period in 1998.

Real estate taxes and property insurance costs incurred in 1998 were $2,262, an increase of $1,106 from $1,156 in 1997. This increase was primarily attributable to the 1997 Acquired Hotels and 1998 Hotels that were not owned in the first six months of 1997, as well as increased property tax assessments and tax rates from 1997 to 1998. General and administrative expenses increased $901 to $1,763 in 1998 from $862 in 1997. The increase was attributable to the increase in size and activities of the Company in 1998. Interest expense increased by $768 to $2,579 in 1998 from $1,811 in 1997. This increase was primarily attributable to an increase in the weighted average outstanding debt balance of $38,297 from $50,873 in 1997 to $89,170 in 1998, resulting in an increase in interest expense of $1,435, offset by an increase of $592 in capitalized interest costs related to development and renovation projects, as well as a decrease in line of credit fees totaling $75. Interest rates remained constant between the two periods. Depreciation increased $2,504 to $7,074 in 1998 from $4,570 in 1997, primarily due to depreciation related to the 1997 Acquired Hotels, the 1998 Hotels and renovations completed during 1997 and 1998.

PRO FORMA - SIX MONTHS ENDED JUNE 30, 1998 VS PRO FORMA - SIX MONTHS ENDED JUNE 30, 1997

The Company had revenues of $13,594 for the six months ended June 30, 1998, consisting of $13,480 of Percentage Lease revenues and $114 of interest and other income. Percentage Lease revenues decreased by $10,679 to $13,480 in 1998 from $24,159 in 1997. Of this decrease,
$13,361 was due to the change in accounting principle regarding revenue recognition under EITF 98-9. This decrease was offset in part by an increase of $2,097 attributable to the opening of eight hotels in 1998, as well as an increase of $585 primarily due to higher room rates in 1998 than 1997.

Real estate taxes and property insurance costs incurred in 1998 were $2,500, an increase of $572 from $1,928 in 1997. The increase was due primarily to increased property tax assessments and tax rates from 1997 to 1998 as well as additional taxes and insurance paid due to the opening of eight hotels in 1998. General and administrative expenses increased $862 to $1,772 in 1998 from $910 in 1997. The increase was primarily attributable to the increase in size and activities of the Company from 1997 to 1998. Interest expense increased by $1,079 to $3,265 in 1998 from $2,186 in 1997. The increase was attributable to $1,767 of additional interest expense related primarily to borrowings under the line of credit to fund acquisitions of the five new hotels which opened in 1998 as well as the development of three additional hotels which opened in 1998, offset by both the capitalization of additional interest costs, totaling $592, in connection with the development and certain renovation projects during the respective periods, as well as a reduction in line of credit fees totaling $96. Depreciation increased $1,302 to $7,417 in 1998 from $6,115 in 1997 primarily due to the opening of eight hotels in 1998 and renovations and other capital expenditures during 1997 and 1998.

THE LESSEE

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

Since the Lessee was not operating prior to the November 1997 Winston Hospitality, Inc. purchase transaction, no comparative data is available for the period January 1, 1997 through June 30, 1997. However, for purposes of this management's discussion and analysis, the financial information of the Lessee for the three and six months ended June 30, 1998 will be compared with the financial information of Winston Hospitality, Inc. for the three and six months ended June 30, 1997. The Winston Hospitality, Inc. financial information for the three and six months ended June 30, 1997 contained in the tables below has been reclassified and grouped according to the Lessee format in order to facilitate a comparison of the data.

<PAGE 20>

ACTUAL - THREE MONTHS ENDED JUNE 30, 1998 VS ACTUAL - THREE MONTHS ENDED JUNE 30, 1997

The following table sets forth certain historical financial information for the Current Hotels for the periods indicated:

                              Three Months         Three Months
                                 Ended                Ended
                             June 30, 1998        June 30, 1997
                            ----------------     ----------------
Revenue:
  Rooms                     $ 30,266   90.2%     $ 20,488   92.0%
  Food and beverage            1,804    5.4%          764    3.4%
  Telephone and other
   operating departments      1,487     4.4%        1,024    4.6%
                            ----------------     ----------------
     Total revenue           33,557   100.0%       22,276  100.0%

Operating costs and expenses:
  Rooms                       6,583    19.6%        4,095   18.4%
  Food and beverage           1,375     4.1%          503    2.3%
  Telephone and other
   operating departments        741     2.2%          554    2.5%

Undistributed expenses:
  Lease                      14,792    44.1%        9,622   43.1%
  Administrative and general  2,904     8.7%        2,369   10.6%
  Sales and marketing         1,197     3.6%          755    3.4%
  Franchise fees              2,228     6.6%        1,461    6.6%
  Repairs and maintenance     1,544     4.6%        1,010    4.5%
  Energy                      1,214     3.6%          725    3.3%
  Other                         568     1.7%          418    1.9%
  Depreciation and
   amortization                 262     0.8%           26    0.1%
                            ----------------     ----------------
      Total expenses         33,408    99.6%       21,538   96.7%
                            ----------------     ----------------
      Net income            $   149     0.4%     $    738    3.3%
                            ----------------     ----------------

The Lessee had room revenues of $30,266 in 1998, up $9,778 from $20,488 for Winston Hospitality, Inc. in 1997. The increase in room revenues was due to an increase in room revenues of (i) $622 for the 1994 Hotels, the 1995 Acquired Hotels and the 1996 Acquired Hotels,
(ii) $4,718 for the 1997 Acquired Hotels, and (iii) $4,438 for the 1998 Hotels. Food and beverage revenue increased $1,040, to $1,804 in 1998 from $764 for Winston Hospitality, Inc. in 1997, primarily due to the 1997 Acquired Hotels and 1998 Hotels. Telephone and other operating departments revenue increased $463 to $1,487 in 1998 from $1,024 for Winston Hospitality, Inc. in 1997, primarily due to an increase in revenue associated with long distance phone calls and in-room movies.

The Lessee had total expenses in 1998 of $33,408, up $11,870 from $21,538 for Winston Hospitality, Inc. in 1997. The increase, as shown above, in all expense categories except depreciation and amortization expense, was primarily attributable to the operation of a greater number of hotels for the three months ended June 30, 1998 as compared with the same period of 1997. Although administrative and general expenses increased in 1998 from 1997, these expenses decreased as a percentage of total revenue from 1997 to 1998 as a result of efficiencies developed within the management company, decreasing the incremental cost per hotel. Depreciation and amortization expense increased due to amortization related to goodwill and other intangible assets arising out of the purchase of Winston Hospitality, Inc. by CMC and CapStar Hotel Company.

Net income decreased for the three months ended June 30, 1998 as a result of the opening of seven new development hotels during the first and second quarters. These development hotels endured losses totaling $765 for the second quarter. The 32 hotels acquired prior to June 30, 1997 generated net income, excluding amortization of goodwill of $244 not present in 1997, totaling $783 for the second quarter, a 2.4% increase from the prior year. The eight hotels acquired subsequent to June 30, 1997 generated net income of $375 for the second quarter. However, when these amounts are offset by the losses experienced by the development hotels, the second quarter net income totaled $149. Until these development properties gain exposure in their respective markets and are able to surpass the break-even point, they will negatively impact the Lessee's operating results.


<PAGE 21>

ACTUAL - SIX MONTHS ENDED JUNE 30, 1998 VS ACTUAL - SIX MONTHS ENDED
JUNE 30, 1997

The following table sets forth certain historical financial information for the Current Hotels for the periods indicated:

                            Six Months Ended     Six Months Ended
                             June 30, 1998        June 30, 1997
                            ----------------     ----------------
Revenue:
  Rooms                     $ 52,839   90.8%     $ 36,813   92.1%
  Food and beverage            2,705    4.6%        1,388    3.5%
  Telephone and other
   operating departments       2,657    4.6%        1,766    4.4%
                            ----------------     ----------------
      Total revenue           58,201  100.0%       39,967  100.0%
                            ----------------     ----------------

Operating costs and expenses:
  Rooms                       11,487   19.7%        7,526   18.8%
  Food and beverage            2,058    3.5%          948    2.4%
  Telephone and other
   operating departments       1,214    2.1%          958    2.4%
Undistributed expenses:
  Lease                       24,865   42.7%       16,770   42.0%
  Administrative and general   5,386    9.3%        4,603   11.5%
  Sales and marketing          2,023    3.5%        1,417    3.5%
  Franchise fees               3,836    6.6%        2,579    6.5%
  Repairs and maintenance      2,766    4.8%        1,925    4.8%
  Energy                       2,109    3.6%        1,420    3.6%
  Other                        1,014    1.7%          786    2.0%
  Depreciation and
   amortization                  519    0.9%           53    0.1%
                            ----------------     ----------------
Total expenses                57,277   98.4%       38,985   97.5%
                            ----------------     ----------------
Net income                  $   924     1.6%     $    982    2.5%
                            ================     ================

The Lessee had room revenues of $52,839 in 1998, up $16,026 from $36,813 for Winston Hospitality, Inc. in 1997. The increase in room revenues was due to an increase in room revenues of (i) $2,170 for the 1994 Hotels, the 1995 Acquired Hotels and the 1996 Acquired Hotels, (ii) $8,762 for the 1997 Acquired Hotels, and (iii) $5,094 for the 1998 Hotels. Food and beverage revenue increased $1,317, to $2,705 in 1998 from $1,388 for Winston Hospitality, Inc. in 1997, primarily due to the 1997 Acquired Hotels and 1998 Hotels. Telephone and other operating departments revenue increased $891 to $2,657 in 1998 from $1,766 for Winston Hospitality, Inc. in 1997, primarily due to an increase in revenue associated with long distance phone calls and in-room movies.

The Lessee had total expenses in 1998 of $57,277, up $18,292 from $38,985 for Winston Hospitality, Inc. in 1997. The increase, as shown above, in all expense categories except depreciation and amortization expense, was primarily attributable to the operation of a greater number of hotels for the six months ended June 30, 1998 as compared with the same period of 1997. Although administrative and general expenses increased in 1998 from 1997, these expenses decreased as a percentage of total revenue from 1997 to 1998 as a result of efficiencies developed within the management company, decreasing the incremental cost per hotel. Depreciation and amortization expense increased due to amortization related to goodwill and other intangible assets arising out of the purchase of Winston Hospitality, Inc. by CMC and CapStar Hotel Company.

Net income decreased for the six months ended June 30, 1998 as a result of the opening of seven new development hotels during the first and second quarters. These development hotels endured losses totaling $916 for the six months ended June 30, 1998. The 32 hotels acquired prior to June 30, 1997 generated net income, excluding amortization of goodwill of $488 not present in 1997, totaling $1,518 for the six months ended June 30, 1998, a 54.6% increase from the prior year. The eight hotels acquired subsequent to June 30, 1997 generated net income of $810 for the six months ended June 30, 1998. However, when these amounts are offset by the losses experienced by the development hotels, the net income for the six months ended June 30, 1998 totaled $924. Until these development properties gain exposure in their respective markets and are able to surpass the break-even point, they will negatively impact the Lessee's operating results.

<PAGE 22>

LIQUIDITY AND CAPITAL RESOURCES

The Company finances its operations from operating cash flow, which is principally derived from Percentage Leases. For the six months ended June 30, 1998, cash flow provided by operating activities was $13,698. Adjusted funds from operations, as defined below, was $8,839 for the quarter ended June 30, 1998 and $14,936 for the six months ended June 30, 1998. Under Federal income tax law provisions applicable to REITs, the Company is required to distribute at least 95% of its taxable income to maintain its tax status as a REIT. For the six months ended June 30, 1998, the Company declared distributions of $13,213 to its shareholders. Because the Company's annual cash flow from operating activities is expected to exceed its annual taxable income due to depreciation and amortization expenses, the Company expects to be able to meet its distribution requirements out of cash flow from operating activities.

The Company's net cash used in investing activities for the six months ended June 30, 1998 totaled $117,189, including $94,173 related to the acquisition of eight of the 1998 Hotels, $7,964 related to the development of three of the 1998 Hotels, $7,250 for hotel renovations and $7,847 for the development of one additional extended-stay hotel, one additional limited-service hotel and three additional full-service hotels, which are expected to cost approximately $57,985, of which approximately $11,773 has been financed. The total cost of the 1998 Hotels was $124,453, including $30,280 related to the development of three Homewood Suites hotels in Raleigh, N.C., Lake Mary, FL and Alpharetta, GA.

The Company plans to spend approximately $7,300 to renovate certain of its Current Hotels during the next twelve months. These expenditures are in addition to the reserve of 5% of room revenues for its limited-service hotels and 7% of room revenues and food and beverage revenues from its full-service hotels which the Company is required to set aside under its Percentage Leases for periodic capital improvements and the refurbishment and replacement of furniture, fixtures and equipment at its Current Hotels. In the six months ended June 30, 1998, the Company set aside $2,829 for such reserves. These reserves are in addition to amounts spent on normal repairs and maintenance which have approximated 5.2% of room revenues for both the six months ended June 30, 1998 and 1997, and are paid by the Lessee.

The Company's net cash provided by financing activities during the six months ended June 30, 1998 totaled $103,735, including an increase of $73,795 in the line of credit borrowings, an increase of $42,900 in demand note borrowings and $600 of net proceeds from the issuance of common stock related to the exercise of stock options, offset by the payment of distributions to shareholders of $12,615 and the payment of distributions to minority interest holders of $940.

The Company's outstanding bank debt balance as of June 30, 1998 was $160,776. This amount consisted of $117,876 outstanding under its $125,000 line of credit as well as $42,900 outstanding under various 90-day demand notes (see Note 5 in the accompanying Notes to Consolidated Financial Statements). The Company is currently in negotiations with several lenders to refinance its $125 million line of credit and also obtain long-term fixed-rate financing to replace its current amount outstanding under demand notes totaling $42,900. The Company anticipates finalizing these negotiations by the end of the current fiscal year, however, there can be no assurances that the Company will be successful in these efforts.

As of June 30, 1998, the Company has collateralized $123,190 of its $125,000 line of credit with 28 of its Current Hotels. This amount is calculated quarterly, and increases if cash flow attributable to the collateral hotels increases and/or the Company adds additional hotels as collateral. The total additional, non-collateralized line availability accessible to the Company as of June 30, 1998 was $1,810. The Company's Articles of Incorporation limit its total amount of indebtedness to 45% of the purchase prices paid by the Company for its investments in hotel properties, as defined. As of June 30, 1998, the Company had additional borrowing capacity under the debt limitation of approximately $55,400 assuming it invests all borrowings in additional hotels.

The Company is continually evaluating its hotel portfolio and acquisition opportunities and intends to acquire and develop additional hotel properties that meet its investment criteria. As part of this analysis, the Company is also considering selling certain assets as attractive opportunities present themselves. It is expected that future hotel acquisitions will be financed, in whole or in part, from additional follow-on offerings, borrowings under the line of credit or additional demand notes, joint venture agreements, proceeds from the disposition of hotels and/or the issuance of other debt or equity securities. There can be no assurances that the Company will acquire any additional hotels, or that any hotel development will be undertaken, or if commenced, that it will be completed on schedule or on budget. Further, there can be no assurances that the Company will be able to obtain any additional financing.

<PAGE 23>

SEASONALITY

The hotels' operations historically have been seasonal in nature, reflecting higher REVPAR during the second and third quarters. This seasonality, the structure of the Percentage Leases, which provide for a higher percentage of room revenues above the minimum equal quarterly levels to be paid as Percentage Rent, as well as the recognition of percentage lease revenue under the provisions of EITF 98-9 can be expected to cause significant fluctuations in the Company's quarterly lease revenue under the Percentage Leases.

FUNDS FROM OPERATIONS

The Company considers Funds From Operations ("FFO") a widely used and appropriate measure of performance for an equity REIT. FFO, as defined by the National Association of Real Estate Investment Trusts ("NAREIT"), is income (loss) before minority interest (determined in accordance with generally accepted accounting principles), excluding gains (losses) from debt restructuring and sales of property, plus real estate related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. FFO is presented to assist investors in analyzing the performance of the Company. The Company's method of calculating FFO may be different from methods used by other REITs and, accordingly, may not be comparable to such other REITs. FFO (i) does not represent cash flows from operating activities as defined by generally accepted accounting principles, (ii) is not indicative of cash available to fund all cash flow and liquidity needs, including the Company's ability to make distributions, and (iii) should not be considered as an alternative to net income (as determined in accordance with generally accepted accounting principles) for purposes of evaluating the Company's operating performance.

The Company implemented EITF 98-9 during the second quarter of 1998 and has further presented "Adjusted FFO." Adjusted FFO is FFO calculated as described previously with an adjustment for Percentage Lease revenue deferred in accordance with EITF 98-9. The Company believes that Adjusted FFO will enable readers of its financial statements to more fully understand the cash flow of its business and operations.

The following presents the Company's calculation of FFO, Adjusted
FFO, FFO per share and Adjusted FFO per share (in thousands, except per share data):

                          Three Months Ended    Six Months Ended
                               June 30,             June 30,
                          ------------------    ----------------
                            1998       1997      1998       1997
                            ----       ----      ----       ----
Net income (loss) before
 allocation to minority
 interest                 $ (1,124) $  5,178    $ (1,504) $  8,344
Plus: depreciation           3,916     2,348       7,074     4,570
Less: preferred stock
 dividends                   1,734        --       3,469        --
                          --------  --------    --------  --------

FFO                          1,058    7,526        2,101    12,914
Deferred percentage
 lease revenue               7,781       --       12,835        --
                          --------  --------    --------  --------

Adjusted FFO              $  8,839  $  7,526    $ 14,936  $ 12,914
                          ========  ========    ========  ========

Weighted average number
 of common shares
 assuming dilution          18,068    17,145      18,055    17,149
                          --------  --------    --------  --------

FFO per share             $   0.06  $   0.44    $   0.12  $   0.75
                          ========  ========    ========  ========

Adjusted FFO per share    $   0.49  $   0.44    $   0.83  $   0.75
                          ========  ========    ========  ========

YEAR 2000 MANAGEMENT

In order to address the computer industry's "Year 2000" problem, the Company is in the process of evaluating hardware and software components in place at its principal offices. Management does not believe the costs for any needed upgrades to be significant. The Company is also in the process of determining whether the companies that manage its hotels are in the process of studying the "Year 2000" issue. Upon completion, the Company will determine the extent to which it is


<PAGE 24>

vulnerable to third parties' failure to remediate their own "Year 2000" issues and the costs associated with resolving this issue.

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

<PAGE 25>
PART II - OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders

          On May 5, 1998, the Annual Meeting of Shareholders was held and the following matters were submitted to the shareholders for a vote. With respect to the second proposal below, the Annual Meeting was adjourned and reconvened on July 15, 1998 to obtain additional votes. There were 13,820,229 shares of Common Stock and 3,000,000 shares of Series A Preferred Stock either present or evidenced by proxy. Holders of Series A Preferred Stock were entitled to vote only on Proposal 2. All proposals were approved except Proposal 2. Set forth below is a brief description of the matters voted on and the number of votes cast for, against or withheld, as well as the number of abstentions and broker non-votes.

Proposal 1: Election of Directors:
                                                        Number of
                                         Votes Against   Broker
           Name               Votes For  or Withheld    Non-votes    Totals
       Charles M. Winston    13,730,367      89,862         0      13,820,229
       Robert W. Winston     13,731,258      88,971         0      13,820,229
       James H. Winston      13,727,358      92,871         0      13,820,229
       David C. Sullivan     13,716,958     103,271         0      13,280,229
       Thomas F. Darden      13,729,058      91,171         0      13,820,229
       Richard L. Daugherty  13,717,558     102,671         0      13,820,229
       Edwin B. Borden       13,731,158      89,071         0      13,820,229

Proposal 2: Delete  Article  7  of  the  Company's  Articles  of
            Incorporation which limits the Company's level of permitted indebtedness to 45% of investments in hotel properties:

            Common Stock Vote:
            Votes for:                  8,175,193
            Votes against or withheld:    550,721
            Votes abstained:              157,052
            Broker non-votes:           4,937,263
                                       ----------
            Total                      13,820,229

            Preferred Stock Vote:
            Votes for:                  1,571,370
            Votes against or withheld:    346,360
            Votes abstained:               86,258
            Broker non-votes:             996,012
                                       ----------
            Total                       3,000,000

Proposal 3: Amend  Article  15  of  the  Company's  Articles  of
            Incorporation to provide that nothing contained therein will prohibit the settlement of any transaction entered into through the facilities of the New York Stock Exchange:

            Votes for:                  8,607,320
            Votes against or withheld:    131,615
            Votes abstained:              144,031
            Broker non-votes:           4,937,263
                                       ----------
            Total                      13,820,229


<PAGE 26>

Proposal 4: Amend the Company's Stock Incentive Plan:

            Votes for:                  6,635,529
            Votes against or withheld:  2,078,123
            Votes abstained:              169,313
            Broker non-votes:           4,937,264
                                       ----------
            Total                      13,820,229

Proposal 5: Ratification of the accounting firm Coopers &  Lybrand
            L.L.P. as external auditors:

            Votes for:                 13,442,026
            Votes against or withheld:     59,935
            Votes abstained:               75,035
            Broker non-votes:             243,233
                                       ----------
            Total                      13,820,229


Item 5.   Other Information

          Shareholder Proposals. As disclosed in more detail in the Company's proxy statement in connection with its 1998 Annual Meeting of Shareholders, as filed with the Securities and Exchange Commission on April 1, 1998, any proposals which shareholders intend to present for a vote of the shareholders at the Company's 1999 Annual Meeting of Shareholders and which such shareholders desire to have included in the Company's Proxy Statement and form of proxy relating to that meeting must be sent to the Company's principal executive offices, marked to the attention of the Secretary of the Company, and received by the Company at such offices on or before December 11, 1998. Proposals received after December 11, 1998 will not be considered for inclusion in the Company's proxy materials for its 1999 Annual Meeting of Shareholders.

          In addition, if a shareholder intends to present a matter for a vote at the 1999 Annual Meeting of Shareholders, other than by submitting a proposal for inclusion in the Company's Proxy Statement for that meeting, the shareholder must give timely notice in accordance with SEC rules. To be timely, a shareholder's notice must be received by the Company's Corporate Secretary at its principal office, 2209 Century Drive, Suite 300, Raleigh, North Carolina 27612, on or before February 15, 1999.


Item 6.   Exhibits and Reports on Form 8-K.

          (a)  Exhibits.

             27.  Financial Data Schedule (For SEC use only)

          (b)  Reports on Form 8-K.

             No reports on Form 8-K were filed during the quarter
               ended June 30, 1998.


<PAGE 27>
                             SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    WINSTON HOTELS, INC.



Date        August 14, 1998         /s/ James D. Rosenberg
    -------------------------       --------------------------------
                                    James D. Rosenberg
                                    Chief Financial Officer and
                                     Chief Operating Officer
                                    (Authorized officer and Principal
                                     Financial Officer)

<PAGE 28>
                        WINSTON HOTELS, INC.
            FORM 10-Q for the quarter ended June 30, 1998

                            EXHIBIT INDEX

Exhibit
Number              Description of Exhibit

27.            Financial Data Schedule (For SEC use only).