Form 10-Q/A
period 1998-03-31
WINSTON HOTELS INC
filed 1998-08-17
CIK 920605

<PAGE 1>


                 SECURITIES AND EXCHANGE COMMISSION

                        Washington, DC  20549


                             FORM 10-Q/A
                          (Amendment No. 1)



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


<PAGE 2>

                        WINSTON HOTELS, INC.
                                Index

The Registrant hereby amends and restates its Quarterly Report on Form 10-Q for the period ended March 31, 1998, filed with the Securities and Exchange Commission on May 15, 1998, to reflect a change in accounting principle effective January 1, 1998. This change resulted from the Financial Accounting Standards Board's Emerging Issues Task Force issuance on May 21, 1998 of EITF 98-9 "Accounting for Contingent Rent in Interim Financial Periods."

                                                                 Page
PART I.   FINANCIAL INFORMATION

Item 1.   WINSTON HOTELS, INC.

               Consolidated Balance Sheets as of March 31, 1998
                (unaudited)and December 31, 1997                   3

               Unaudited Consolidated Statements of Operations
                for the three months ended March 31, 1998 and
                1997                                               4

               Unaudited Consolidated Statements of Cash Flows for
                the three months ended March 31, 1998 and 1997     5

               Notes to Consolidated Financial Statements          6

          CAPSTAR WINSTON COMPANY, L.L.C.

               Balance Sheets as of March 31, 1998 (unaudited)
                and December 31, 1997                              9

               Unaudited Statement of Income for the three months
                ended March 31, 1998                              10

               Unaudited Statement of Cash Flows for the three
                months ended March 31, 1998                       11

               Note to Financial Statements                       12

          WINSTON HOSPITALITY, INC.

               Unaudited Statement of Income for the three months
                ended March 31, 1997                              13

               Unaudited Statement of Cash Flows for the three
                months ended March 31, 1997                       14

               Note to Financial Statements                       15

Item 2.   Management's Discussion and Analysis of Financial
           Condition and Results of Operations                    16

PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                        22

          Signature Page                                          23

<PAGE 3>
                        WINSTON HOTELS, INC.
                     CONSOLIDATED BALANCE SHEETS
              (in thousands, except per share amounts)

                             ASSETS
                                          Restated
                                        (See Note 1)
                                        -------------
                                        March 31,1998    December 31, 1997
                                        -------------    -----------------
                                        (unaudited)
Investment in hotel properties:
   Land                                 $      31,993    $      27,504
   Buildings and improvements                 259,571          224,535
   Furniture and equipment                     26,658           22,528
                                        -------------    -----------------
   Operating properties                       318,222          274,567
   Less accumulated depreciation              (24,726)         (21,572)
                                        -------------    -----------------
                                              293,496          252,995
   Properties under development                21,377           26,490
                                        -------------    -----------------
     Net investment in hotel properties       314,873          279,485
Corporate FF&E, net                               139               23
Cash and cash equivalents                       1,041              164
Lease revenue receivable                        6,910            5,682
Deferred expenses, net                          1,596            1,403
Prepaid expenses and other assets               2,505            1,070
                                        -------------    -----------------
     Total Assets                       $     327,064    $     287,827

                   LIABILITIES AND SHAREHOLDERS' EQUITY

Due to banks                           $       86,881    $      44,081
Accounts payable and accrued expenses           1,700            3,527
Deferred revenue                                5,054               --
Distributions payable                           6,605            6,950
Minority interest in Partnership               14,754           15,779
                                        -------------    -----------------
     Total liabilities                        114,994           70,337
                                        -------------    -----------------

Shareholders' equity:
  Preferred stock, $.01 par value,
   10,000 shares authorized, 3,000 shares
   issued and outstanding (liquidation
   preference of $76,734 and $77,100)              30               30
  Common stock, $.01 par value, 50,000
   shares authorized, 16,299 and 16,194
   shares issued and outstanding                  163              162
  Additional paid-in capita  l                224,598          223,427
  Unearned compensation                          (391)            (106)
  Distributions in excess of earnings         (12,330)          (6,023)
                                        -------------    -----------------
     Total shareholders' equity               212,070          217,490
                                        -------------    -----------------
     Total liabilities and shareholders'
      equity                            $     327,064    $     287,827
                                        =============    =================

   The accompanying notes are an integral part of the financial statements.


<PAGE 4>
                        WINSTON HOTELS, INC.
           UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
              (in thousands, except per share amounts)

                                          Restated
                                        (See Note 1)
                                        Three Months     Three Months
                                            Ended            Ended
                                        March 31,1998    March 31, 1997
                                        -------------    --------------
Revenue:
   Percentage lease revenue             $       5,019    $        7,148
   Interest and other income                       49                30
                                        -------------    --------------
               Total revenue                    5,068             7,178
                                        -------------    --------------

Expenses:
   Real estate taxes and property and
    casualty insurance                            979               565
   General and administrative                     599               370
   Interest                                       625               815
   Depreciation                                 3,158             2,222
   Amortization                                    87                40
                                        -------------    --------------
               Total expenses                   5,448             4,012
                                        -------------    --------------

               Income (loss) before
                allocation to minority
                interest                         (380)            3,166
Income (loss) before allocation to
 minority interest                               (208)              230
                                        -------------    --------------
               Net income (loss)                 (172)            2,936
Preferred stock distribution                    1,734                --
                                        -------------    --------------

               Net income (loss)
                applicable to common
                shareholders            $      (1,906)   $        2,936
                                        =============    ==============

Earnings per share:
   Net income (loss) per common share   $       (0.12)   $         0.19
                                        =============    ==============

   Net income (loss) per common share
   assuming dilution                    $       (0.12)   $         0.18
                                        =============    ==============

   Weighted average number of common
    shares                                     16,224            15,815
                                        =============    ==============

   Weighted average number of common
    shares assuming dilution                   16,224            17,154
                                        =============    ==============


  The accompanying notes are an integral part of the financial statements.

<PAGE 5>

                        WINSTON HOTELS, INC.
           UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          ($ in thousands)
                                          Restated
                                        (See Note 1)
                                        Three Months     Three Months
                                            Ended            Ended
                                        March 31,1998    March 31, 1997
                                        -------------    --------------
Cash flows from operating activities:
   Net income (loss)                    $        (172)   $        2,936
   Adjustments to reconcile net income
    (loss) to net cash provided by
    operating activites:
      Minority interest                          (208)              230
      Depreciation                              3,158             2,222
      Amortization of franchise fees               30                22
      Amortization recorded as interest
       expense                                     91               112
      Unearned compensation amortization           57                18
   Change in assets and liabilities:
      Lease revenue receivable                 (1,228)             (153)
      Prepaid expenses and other assets            38              (219)
      Accounts payable and accrued
       expenses                                (1,827)             (337)
      Deferred revenue                          5,054                --
                                        -------------    --------------
            Net cash provided by
             operating activities               4,993             4,831
                                        -------------    --------------

Cash flows from investing activities:
   Deferred acquistion costs                     (100)              (32)
   Prepaid acquisition costs                   (1,548)               --
   Investment in hotel properties             (39,250)           (3,501)
   Sale of land parcel                            445                --
                                        -------------    --------------
            Net cash used in
             investing activities             (40,453)           (3,533)
                                        -------------    --------------

Cash flows from financing activites:
   Fees paid to increase and extend
    line of credit                                 --                (6)
   Net proceeds from issuance of stock            485               200
   Payment of distributions to
    shareholders                               (6,478)           (4,029)
   Payment of distributions to
    minority interest                            (470)             (323)
   Increase in line of credit borrowing        42,800             2,931
                                        -------------    --------------
            Net cash provided by
            (used in) financing
            activities                         36,337            (1,227)
                                        -------------    --------------

Net increase in cash and cash
 equivalents                                      877                71
Cash and cash equivalents at beginning
 of period                                        164               234
                                        -------------    --------------
Cash and cash equivalents at end of
 period                                 $       1,041    $          305
                                        =============    ==============

Supplemental disclosure:
      Cash paid for interest            $         780    $          384
                                        =============    ==============

Summary of non-cash investing and
 financing activities:
   Investment in hotel properties
    payable                             $           8    $        2,327
   Distributions declared but not paid          6,605             4,613
   Conversion of partnership units for
    common shares                                 152                --
   Unearned compensation                          339                --
   Minority interest payable adjustment
    due to the exercise of stock options
    and conversion of partnership units
    for common shares                             196                --


The accompanying notes are an integral part of the financial statements.

<PAGE 6>

                             WINSTON HOTELS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (amounts in thousands, except per share amounts)

1.   RESTATEMENT FOR ADOPTION OF EITF 98-9

     On May 21, 1998, the Financial Accounting Standards Board's Emerging Issues Task Force issued EITF 98-9 "Accounting for Contingent Rent in Interim Financial Periods" ("EITF 98-9"). EITF 98-9 addresses the recognition of rental revenue during interim periods derived from leases which provide for percentage rent and requires that a lessor defer recognition of contingent rental income in interim periods until specified targets are met. The Company has reviewed the terms of its percentage leases and has determined that the provisions of EITF 98-9 materially impact the Company's revenue recognition on an interim basis, but will have no impact on the Company's annual percentage lease revenue, interim cash flow from its third party lessee, or the Company's ability to pay dividends. The Company has accounted for EITF 98-9 as a change in accounting principle effective January 1, 1998 and accordingly, the March 31, 1998 financial statements have been restated from the amounts previously stated to reflect the adoption. The restatement has resulted in the following changes to the originally issued March 31, 1998 financial statements: total revenue decreased from $10,122 to $5,068 resulting in a deferred revenue balance of $5,054, net income decreased from $4,377 to a net loss of $172, net income (loss) per common share and net income (loss) per common share assuming dilution decreased from $0.16 to ($0.12), and total shareholders' equity decreased from $216,619 to $212,070. As a result of the adoption of EITF 98-9, substantially all of the percentage lease revenue recognized for the three month period ended March 31, 1998 consists of base rent. Consistent with the provisions of EITF 98-9, the March 31, 1997 financial statements have not been restated, however, the following pro forma amounts reflect the effect on the prior period as if EITF 98-9 had been in effect as of the beginning of that period:

                                           Three Months
                                               Ended
                                           March 31, 1997
                                           --------------
Total revenue                              $        3,606
Total expenses                                      4,012
                                           --------------
      Loss before allocation to minority
       interest                                      (406)
Loss allocation to minority interest                  (29)
                                           --------------
         Net loss                                    (377)
Preferred stock distribution                           --
                                           --------------
         Net loss applicable to common
          shareholders                     $         (377)
                                           ==============

Earnings per share:
   Net loss per common share               $        (0.02)
                                           ==============
   Net loss per common share assuming
    dilution                               $        (0.02)
                                           ==============
   Weighted average number of common
    shares                                         15,815
                                           ==============
   Weighted average number of common
    shares assuming dilution                       15,815
                                           ==============

2.   ORGANIZATION

     Winston Hotels, Inc. (the "Company") operates so as to qualify as a real estate investment trust ("REIT") for federal income tax purposes. The accompanying unaudited consolidated financial statements reflect, in the opinion of management, all adjustments necessary for a fair presentation of the interim financial statements. All such adjustments are of a normal and recurring nature. Due to the seasonality of the hotel business and the method by which revenue is recognized (see Note 1), the information for the three months ended March 31, 1998 and the information for the three months ended March 31, 1997 are not necessarily indicative of the results for a full year.

<PAGE 7>
                             WINSTON HOTELS, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
               (amounts in thousands, except per share amounts)

3.   ACQUISITIONS AND DEVELOPMENT

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

4.   PRO FORMA FINANCIAL INFORMATION

     These unaudited pro forma condensed statements of operations of the Company are presented as if the September 1997 Preferred
     Stock offering had occurred January 1, 1997 and the Company had acquired all 41 of the hotels owned as of March 31, 1998 on the later of January 1, 1997, or the hotel opening date for the two hotels which opened in March 1998. These unaudited pro forma condensed statements of operations are not necessarily indicative of what actual results of operations of the Company would have been assuming such transactions had been completed as of the dates described above, nor do they purport to represent the results of operations for future periods. As discussed in Note 1, percentage lease revenue for the quarter ended March 31, 1998 has been calculated under a different method than percentage lease revenue for the quarter ended March 31, 1997, resulting in a significant reduction in the recognition of percentage lease revenue, as well as substantially all of the percentage lease revenue consisting of base rent, for the quarter ended March 31, 1998:

                                           Pro Forma for the
                                         Quarter Ended March 31,
                                         -----------------------
                                         (See Note 1)
                                             1998         1997
                                             ----         ----

      Percentage lease and other
       revenue                           $    5,310    $  10,250
                                         ----------    ---------
      Expenses:
      Real estate taxes and property
       and casualty insurance                 1,001          830
        General and administrative              601          390
        Depreciation                          3,243        2,863
        Amortization                             87           50
        Interest expense                        786          729
                                         ----------    ---------
          Total expense                       5,718        4,862
                                         ----------    ---------
          Income (loss) before
           allocation to minority
           interest                            (408)       5,388
      Income (loss) allocation to
       minority interest                       (211)         441
      Preferred stock distribution            1,734        1,734
                                         ----------    ---------
          Net income (loss) applicable
           to common shareholders        $   (1,931)   $   3,213
                                         ==========    =========
      Net income (loss) per common share $    (0.12)   $    0.20
                                         ==========    =========
      Net income (loss) per common share
       assuming dilution                 $    (0.12)   $    0.20
                                         ==========    =========
      Weighted average number of common
       shares                                16,224       15,815
                                         ==========    =========
      Weighted average number of common
       shares assuming dilution              16,224       17,969
                                         ==========    =========


5.   EARNINGS PER SHARE

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

     The following is a reconciliation of the net income applicable to common shareholders used in the net income per common share calculation to the income before allocation to minority interest used in the net income per common share - assuming dilution calculation. A reconciliation is not shown for the quarter ended March 31, 1998 due to all Common Stock equivalents being anti-dilutive.

                                           Quarter ended
                                           March 31,1997
                                           -------------
      Net income                           $       2,936
      Less: preferred stock distribution              --
                                           -------------
      Net income applicable to common
       shareholders                                2,936
      Plus: income allocation to minority
       interest                                      230
                                           -------------
      Net income assuming dilution         $       3,166
                                           =============

     The following is a reconciliation of the weighted average shares used in the calculation of net income per common share to the weighted average shares used in the calculation of net income per common share - assuming dilution. A reconciliation is not shown for the quarter ended March 31, 1998 due to all Common Stock equivalents being anti-dilutive.

                                           Quarter ended
                                           March 31,1997
                                           -------------
      Weighted average number of common
       shares                                     15,815
      Units with redemption rights                 1,265
      Stock options                                   74
                                           -------------
      Weighted average number of common
       shares assuming dilution                   17,154
                                           =============

6.   SUBSEQUENT EVENTS:

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

7.   ADOPTION OF NEW ACCOUNTING PRONOUNCEMENTS:

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

<PAGE 9>
                   CAPSTAR WINSTON COMPANY, L.L.C.
                           BALANCE SHEETS
                          ($ in thousands)

                                   ASSETS
                                        March 31, 1998     December 31, 1997
                                        --------------     -----------------
Current assets:                           (unaudited)
   Cash and cash equivalents             $        6,198     $         3,393
   Accounts receivable                            2,527               1,614
   Due from Winston Hospitality, Inc.               526               1,636
   Due from CapStar Management Company, L.P.        456                 385
   Deposits and other assets                        206                 197
                                         --------------     -----------------
     Total current assets                         9,913               7,225

Furniture, fixtures and equipment, net of
 accumulated depreciation of $17 and $5             289                 241
Intangible assets, net of accumulated
 amortization of $321 and $93                    33,915              34,088
Deferred franchise costs, net of accumulated
 amortization of $24 and $7                         585                 601
                                         --------------     -----------------
                                         $       44,702     $        42,155
                                         ==============     =================


                      LIABILITIES AND MEMBERS' CAPITAL

Current liabilities:
   Accounts payable                      $        1,688     $         1,459
   Accrued expenses                               3,196               2,920
   Percentage lease payable                       6,910               5,682
   Advance deposits                                 174                 135
                                         --------------     -----------------
     Total current liabilities                   11,968              10,196


Members' capital                                 32,734              31,959
                                         --------------     -----------------
                                         $       44,702     $        42,155
                                         ==============     =================


           See accompanying notes to financial statements.

<PAGE 10>
                   CAPSTAR WINSTON COMPANY, L.L.C.
                  UNAUDITED STATEMENT OF OPERATIONS
                For the quarter ended March 31, 1998
                          ($ in thousands)

Revenue:
   Rooms                                                   $  22,573
   Food and beverage                                             901
   Telephone and other operating departments                   1,170
                                                           ----------
      Total revenue                                           24,644
                                                           ----------

Operating costs and expenses:
   Rooms                                                       4,904
   Food and beverage                                             683
   Telephone and other operating departments                     473
Undistributed expenses:
   Lease expense                                              10,073
   Administrative and general                                  2,482
   Sales and marketing                                           826
   Franchise fees                                              1,608
   Repairs and maintenance                                     1,222
   Energy                                                        895
   Other                                                         446
   Depreciation and amortization                                 257
      Total expenses                                          23,869
                                                           ----------
Net income                                                 $     775
                                                           ==========



           See accompanying notes to financial statements.


<PAGE 11>
                   CAPSTAR WINSTON COMPANY, L.L.C.
                  UNAUDITED STATEMENT OF CASH FLOWS
                For the quarter ended March 31, 1998
                          ($ in thousands)

Cash flows from operating activities:
   Net income                                               $    775
   Adjustments to reconcile net income to net cash
    provided by operating activities:
      Depreciation and amortization                              257
      Increase in accounts receivable                           (913)
      Decrease in due from Winston Hospitality, Inc.           1,110
      Increase in due from CapStar Management Company, L.P.      (71)
      Increase in deposits and other assets                       (9)
      Increase in accounts payable and accrued expenses          505
      Increase in percentage lease payable to Winston
       Hotels, Inc.                                            1,228
      Increase in advance deposits                                39
                                                            ---------
Net cash provided by operating activities                      2,921
                                                            ---------

Cash flows from investing activities:
   Additions of furniture, fixtures and equipment                (76)
   Proceeds from sale of fixed assets                             16
   Additions to intangible assets                                (56)
                                                            ---------
Net cash used in investing activities                           (116)
                                                            ---------

Net increase in cash and cash equivalents                      2,805
Cash and cash equivalents at beginning of period               3,393
                                                            ---------
Cash and cash equivalents at end of period                  $  6,198
                                                            =========



           See accompanying notes to financial statements.

<PAGE 12>

                   CAPSTAR WINSTON COMPANY, L.L.C.
                    NOTES TO FINANCIAL STATEMENTS


The accompanying unaudited financial statements are prepared by and are the sole responsibility of CapStar Winston Company, L.L.C. These financial statements reflect, in the opinion of CapStar Winston Company, L.L.C. management, all adjustments necessary for a fair presentation of the interim financial statements. All such adjustments are of a normal and recurring nature.

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


<PAGE 13>
                      WINSTON HOSPITALITY, INC.
                    UNAUDITED STATEMENT OF INCOME
                           ($ in thousands)



                                         Three Months
                                             Ended
                                         March 31, 1997
                                         --------------
Revenue:
   Room revenue                           $      16,325
   Food and beverage revenue                        631
   Other revenue, net                               304
   Interest income                                   22
                                         --------------
               Total revenue                     17,282
                                         --------------

Expenses:
   Property and operating expenses                6,218
   Property maintenance and repairs                 868
   Food and beverage expense                        455
   General and administrative                       594
   Franchise costs                                1,458
   Management fees                                  297
   Percentage lease payments                      7,148
                                         --------------
               Total expenses                    17,038
                                         --------------

               Net income                 $         244
                                         ==============

The accompanying note is an integaral part of the financial statements.

<PAGE 14>
                      WINSTON HOSPITALITY, INC.
                  UNAUDITED STATEMENT OF CASH FLOWS
                           ($ in thousands)


                                          Three Months
                                             Ended
                                         March 31, 1997
                                         --------------
Cash flows from operating activities:
   Net income                            $          244
   Adjustments to reconcile net income
    to net cash provided by operating
    activities:
      Depreciation                                   27
      Changes in assets and liabilities:
         Accounts receivable - trade               (194)
         Prepaid expenses and other
          assets                                     35
         Accounts payable - trade                   (14)
         Percentage lease payable to
          Lessor                                    153
         Accrued expenses and other
          liabilities                               240
                                         --------------
                  Net cash provided by
                   operating activities             491
                                         --------------

Cash flows from investing activities:
   Purchases of furniture, fixtures and
    equipment                                       (38)
   Advances to lessor, affiliates and
    shareholders                                 (1,068)
                                         --------------
           Net cash used in
            investing activities                 (1,106)
                                         --------------

Net decrease in cash and cash equivalents          (615)
Cash and cash equivalents at beginning
 of the period                                    5,463
                                         --------------
Cash and cash equivalents at end
 of period                               $        4,848
                                         ==============

The accompanying note is an integral part of the financial statements.

<PAGE 15>
                      WINSTON HOSPITALITY, INC.
                    NOTE TO FINANCIAL STATEMENTS



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

<PAGE 15>
Item 2 -  Management's Discussion and Analysis of Financial
          Condition and Results of Operations
          ($ amounts in thousands)

Overview

Winston Hotels, Inc. (the "Company"), which consummated an underwritten initial public offering ("IPO") in June 1994, follow-on Common Stock offerings in May 1995 and in June 1996, and a Preferred Stock offering in September 1997, operates as a real estate investment trust ("REIT") to invest in hotel properties. The Company owned 41 hotels (the "Current Hotels") as of March 31, 1998. The Company owned 16 hotels as of December 31, 1994 (the "1994 Hotels"), purchased five hotels in May 1995 (the "1995 Acquired Hotels"), acquired 10 hotels in 1996 (the "1996 Acquired Hotels"), acquired seven hotels in 1997 (the "1997 Acquired Hotels") and acquired two hotels and opened one internally developed hotel in the first quarter of 1998 (the "1998 Hotels"). It currently leases all 41 Current Hotels to CapStar Winston Company, L.L.C. (the "Lessee") pursuant to leases that provide for rent payments based, in part, on revenues from the Current Hotels (the "Percentage Leases"). The Company acquired one additional full-service hotel in April 1998, one additional extended-stay hotel in May 1998 and one additional full-service hotel in May 1998.

RESULTS OF OPERATIONS

The table below outlines the Company's investment in hotel properties for the periods ended March 31, 1998 and 1997.

                        First Quarter 1998         First Quarter 1997
                     ------------------------   ------------------------
                      Additions    Properties    Additions   Properties
                       during        owned        during       owned
                     the quarter  at March 31   the quarter  at March 31
                     -----------  -----------   -----------  -----------
Type of Hotel
Limited- service hotels    --          35            --           28
Extended-stay hotels        2           4            --            2
Full-service hotels         1           2            --            1
                           --          --            --           --
Total                       3          41            --           31
                           ==          ==            ==           ==

In order to present a more meaningful comparison of operations, in addition to the comparison of actual results of the Company and the Lessee for the three months ended March 31, 1998 versus actual results for the three months ended March 31, 1997, the Company has also provided an analysis of the pro forma results of the Company for the three months ended March 31, 1998 versus pro forma results for the three months ended March 31, 1997. These pro forma results are shown as if the 1997 Preferred Stock offering and the 1997 and 1998 acquisitions had occurred on the later of January 1, 1997, or the hotel opening date for the two hotels which opened in March 1998.

On May 21, 1998, the Financial Accounting Standards Board's Emerging Issues Task Force issued EITF 98-9 "Accounting for Contingent Rent in Interim Financial Periods" ("EITF 98-9"). EITF 98-9 addresses the recognition of rental revenue during interim periods derived from leases which provide for percentage rent and requires that a lessor defer recognition of contingent rental income in interim periods until specified targets are met. The Company has reviewed the terms of its Percentage Leases and has determined that the provisions of EITF 98-9 materially impact the Company's revenue recognition on an interim basis, but will have no impact on the Company's annual percentage lease revenue, interim cash flow from Lessee or the Company's ability to pay dividends. The Company has accounted for EITF 98-9 as a change in accounting principle effective January 1,1998, resulting in: (i) a deferred revenue balance of $5,054 as of March 31, 1998, as shown on the accompanying Consolidated Balance Sheets and (ii) substantially all of the percentage lease revenue consisting of base rent. Accordingly, the operating results for the period ended March 31, 1998 and the period ended March 31, 1997 included in the accompanying discussion are not comparable as the results for the two periods have been accounted for under different revenue recognition methods.

The Company's Percentage Leases provide for the greater of (i) annual fixed base rent or (ii) rent based on the revenue of hotels ("Percentage Rent") to be remitted to the Company annually. The leases contain annual room revenue thresholds used to calculate two tiers of Percentage Rent. These annual thresholds have been allocated equally to each quarter, subject to consumer price index adjustments, to determine the quarterly lessee Percentage Rent payments. The provisions of EITF 98-9 call for straight-line recognition of the annual base rent throughout the year and for the deferral of any additional lease amounts collected or due from the Lessee until such amounts exceed the annual fixed base rent. This will generally result in base rent being recognized in the first and second quarters and Percentage Rents, if any, collected or due from the Lessees

<PAGE 17>
during the first and second quarters being deferred and then recognized in the third and fourth quarters due to the structure of the Company's Percentage Leases and the seasonality of the hotel operations. Prior to the adoption of EITF 98-9, the Company has recorded lease revenue in interim periods on the basis used to determine quarterly lessee Percentage Rent payments, resulting in the second and third quarters being the strongest quarters.

At March 31, 1998, deferred revenue of $5,054 represents Percentage Rent collected or due from lessees under the terms of the leases in excess of one quarter of base rent but less than the remaining base rent, which the Company expects to recognize as lease revenue in the future quarters of 1998. The Company's quarterly distributions are based on Percentage Rents collected as opposed to percentage lease revenue recognized.

THE COMPANY

ACTUAL - THREE MONTHS ENDED MARCH 31, 1998 VS ACTUAL - THREE MONTHS ENDED MARCH 31, 1997

The Company had revenues of $5,068 in 1998, consisting of $5,019 of Percentage Lease revenues and $49 of interest and other income. Percentage Lease revenues decreased by $2,129 to $5,019 in 1998 from $7,148 in 1997. This decrease was comprised of a decrease of $5,054 due to a change in accounting principle regarding revenue recognition under EITF 98-9 , offset in part by increases of: (i) $483 due to the 1998 Hotels, (ii) $2,245 due to the 1997 Acquired Hotels owned for the entire three-month period in 1998, and (iii) an increase of $197 in lease revenues generated from hotels acquired prior to 1997.

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

PRO FORMA - THREE MONTHS ENDED MARCH 31, 1998 VS PRO FORMA - THREE MONTHS ENDED MARCH 31, 1997

The Company had revenues of $5,310 for the three months ended March 31, 1998, consisting of $5,261 of Percentage Lease revenues and $49 of interest and other income. Percentage Lease revenues decreased $4,915 to $5,261 in 1998 from $10,176 in 1997. Of this decrease,
$5,385 was due to a change in accounting principle regarding revenue recognition under EITF 98-9. This decrease was offset in part by an increase of $305 primarily attributable to an increase in room rates in 1998 from 1997 and $165 attributable to the opening of two hotels in 1998.

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

<PAGE 18>

THE LESSEE

ACTUAL - THREE MONTHS ENDED MARCH 31, 1998 VS ACTUAL - THREE MONTHS ENDED MARCH 31, 1997

The following table sets forth certain historical financial information for the Current Hotels for the periods indicated:

                              Three Months         Three Months
                                 Ended                Ended
                             March 31, 1998       March 31, 1997
                            ----------------     ----------------
Revenue:
   Rooms                    $  22,573  91.6%     $  16,325  92.3%
   Food and beverage              901   3.7%           624   3.5%
   Telephone and other
    operating departments       1,170   4.7%           742   4.2%
                            ----------------     ----------------
        Total revenue          24,644 100.0%        17,691 100.0%
                            ----------------     ----------------

Operating costs and expenses:
   Rooms                        4,904  19.9%         3,431  19.4%
   Food and beverage              682   2.8%           445   2.5%
   Telephone and other
    operating departments         473   1.9%           404   2.3%
Undistributed expenses:
   Lease                       10,073  40.9%         7,148  40.4%
   Administrative and general   2,482  10.1%         2,234  12.6%
   Sales and marketing            826   3.4%           662   3.7%
   Franchise fees               1,609   6.5%         1,118   6.3%
   Repairs and maintenance      1,222   5.0%           915   5.2%
   Energy                         895   3.6%           695   3.9%
   Other                          446   1.8%           368   2.1%
   Depreciation and
    amortization                  257   1.0%            27   0.2%
                            ----------------     ----------------
        Total expenses         23,869  96.9%        17,447   98.6%
                            ----------------     ----------------
        Net income          $     775   3.1%     $     244   1.4%
                            ================     ================

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

The Lessee had total expenses in 1998 of $23,869, up $6,422 from $17,447 in 1997. The increase, as shown above, in all expense categories except depreciation and amortization expense, were primarily attributable to the operation of a greater number of hotels for the three months ended March 31, 1998 as compared with the same period of 1997. Although administrative and general expenses increased in 1998 from 1997, these expenses decreased as a percentage of total revenue from 1997 to 1998 as a result of efficiencies developed within the management company, making the incremental cost per hotel less expensive. Depreciation and amortization expense increased due to amortization being charged in 1998

<PAGE 19>
as a result of goodwill and other intangible assets arising out of the purchase of Winston Hospitality, Inc. by CMC and CapStar Hotel Company.

LIQUIDITY AND CAPITAL RESOURCES

The Company finances its operations from operating cash flow, which is principally derived from Percentage Leases. For the quarter ended March 31, 1998, cash flow provided by operating activities was $4,993. Adjusted funds from operations, as defined below, was $6,098. Under Federal income tax law provisions applicable to REITs, the Company is required to distribute at least 95% of its taxable income to maintain its tax status as a REIT. In the quarter ended March 31, 1998, the Company declared distributions of $6,605 to its shareholders. Because the Company's annual cash flow from operating activities is expected to exceed its annual taxable income due to depreciation and amortization expenses, the Company expects to be able to meet its distribution requirements out of cash flow from operating activities.

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

The Company has collateralized a portion of its $125,000 line of credit with 28 of its Current Hotels amounting to $96,401 as of March 31, 1998. This amount is calculated quarterly, and increases if cash flow attributable to the collateral hotels increases and/or the Company adds additional hotels as collateral. The total additional, non-collateralized line availability accessible to the Company as of March 31, 1998 was $28,599. The Company's Articles of Incorporation limit its total amount of indebtedness to 45% of the purchase prices paid by the Company for its investments in hotel properties, as defined. As of March 31, 1998, the Company had additional borrowing capacity under the debt limitation of approximately $126,000 assuming it invests all borrowings in additional hotels.

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

<PAGE 20>

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

FUNDS FROM OPERATIONS

The Company considers Funds From Operations ("FFO") a widely used and appropriate measure of performance for an equity REIT. FFO, as defined by the National Association of Real Estate Investment Trusts ("NAREIT"), is income (loss) before minority interest (determined in accordance with generally accepted accounting principles), excluding gains (losses) from debt restructuring and sales of property, plus real estate related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. FFO is presented to assist investors in analyzing the performance of the Company. The Company's method of calculating FFO may be different from methods used by other REITs and accordingly, may not be comparable to such other REITs. FFO (i) does not represent cash flows from operating activities as defined by generally accepted accounting principles, (ii) is not indicative of cash available to fund all cash flow and liquidity needs, including the Company's ability to make distributions, and (iii) should not be considered as an alternative to net income (as determined in accordance with generally accepted accounting principles) for purposes of evaluating the Company's operating performance.

The Company adopted EITF 98-9 effective January 1, 1998 and has further presented "Adjusted FFO." Adjusted FFO is FFO calculated as described previously with an adjustment for percentage lease revenue deferred in accordance with EITF 98-9. The Company believes that Adjusted FFO will enable readers of its financial statements to more fully understand the cash flow of its business and operations.

The following presents the Company's calculation of FFO, Adjusted
FFO, FFO per share and Adjusted FFO per share (in thousands, except per share data):

                           Three Months Ended
                                March 31,
                          --------------------
                             1998       1997
                             ----       ----
Net income (loss) before
 allocation to minority
 interest                 $  (380)    $  3,166
Plus: depreciation          3,158        2,222
Less: preferred stock
 dividends                  1,734           --
                          -------     --------

FFO                         1,044        5,388
Deferred percentage
 lease revenue              5,054           --
                          -------     --------

Adjusted FFO              $ 6,098     $  5,388
                          =======     ========

Weighted average number
 of common shares
 assuming dilution         18,042       17,154
                          -------     --------
FFO per share             $  0.06     $   0.31
                          =======     ========
Adjusted FFO per share    $  0.34     $   0.31
                          =======     ========


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

<PAGE 21>

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

<PAGE 22>

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


                                    WINSTON HOTELS, INC.



Date        August 17, 1998        /s/ James D. Rosenberg
    --------------------------     ------------------------
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