Form 10-Q
period 1998-09-30
WINSTON HOTELS INC
filed 1998-11-16
CIK 920605

SECURITIES AND EXCHANGE COMMISSION

                        Washington, DC  20549


                              FORM 10-Q



       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                   SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended September 30, 1998
                                   Commission file number  0-23732



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




The number of shares of Common Stock, $.01 par value, outstanding on October 31, 1998 was 16,313,980.







                        WINSTON HOTELS, INC.
                                Index
                                                                Page
PART I.   FINANCIAL INFORMATION

Item 1.   WINSTON HOTELS, INC.

               Consolidated Balance Sheets as of
                September 30, 1998 (unaudited) and
                December 31, 1997                                 3
               Unaudited Consolidated Statements of Income
                for the three and nine months ended
                September 30, 1998 and 1997                       4

               Unaudited Consolidated Statements of
                Cash Flows for the nine months ended
                September 30, 1998 and 1997                       5

               Notes to Consolidated Financial Statements         6

          CAPSTAR WINSTON COMPANY, L.L.C.  (1)

               Balance Sheets as of September 30, 1998
                (unaudited) and December 31, 1997                10

               Unaudited Statements of Income for the three and
                nine months ended September 30, 1998             11

               Unaudited Statement of Cash Flows for the
                nine months ended September 30, 1998             12

               Notes to Financial Statements                     13

          WINSTON HOSPITALITY, INC.  (1)

               Unaudited Statements of Income for the three
                and nine months ended September 30, 1997         14

               Unaudited Statement of Cash Flows for the
                nine months ended September 30, 1997             15

               Notes to Financial Statements                     16

Item 2.   Management's Discussion and Analysis of
           Financial Condition and Results of Operations         17

PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                       26

          Signature Page                                         27

     (1) The financial statements of CapStar Winston Company, L.L.C. and Winston Hospitality, Inc. are included in this report as they contain material information with respect to the Company's investment in hotel properties. For the nine months ended September 30, 1998, CapStar Winston Company, L.L.C. served as the lessee of 47 of Winston Hotels, Inc.'s (the "Company's") 49 hotels. For the nine months ended September 30, 1997, Winston Hospitality, Inc. served as the lessee of all 38 of the Company's hotels. In November 1997, CapStar Winston Company, L.L.C. replaced Winston Hospitality, Inc. as the lessee of all 38 of the Company's hotels. These two companies are not affiliated with the Company in any way other than their lessee relationships.


                        WINSTON HOTELS, INC.
                     CONSOLIDATED BALANCE SHEETS
              (in thousands, except per share amounts)


                              ASSETS
                                         (See Note 6)
                                      September 30, 1998    December 31, 1997
                                      ------------------    -----------------
                                         (unaudited)
Investment in hotel properties:
   Land                                 $     40,454         $      27,504
   Buildings and improvements                341,007               224,535
   Furniture and equipment                    28,464                22,528
                                      ------------------    -----------------
   Operating properties                      409,925               274,567
   Less accumulated depreciation             (33,145)              (21,572)
                                      ------------------    -----------------
                                             376,780               252,995
   Properties under development               15,623                26,490
                                      ------------------    -----------------
      Net investment in hotel
       properties                            392,403               279,485
Corporate FF&E, net                              249                    23
Cash and cash equivalents                        136                   164
Lease revenue receivable                      10,564                 5,682
Deferred expenses, net                         1,767                 1,403
Prepaid expenses and other assets                788                 1,070
                                      ------------------    -----------------
     Total assets                       $    405,907         $     287,827
                                      ==================    =================

                        LIABILITIES AND SHAREHOLDERS' EQUITY
Due to banks                            $    163,876         $      44,081
Accounts payable and accrued expenses          3,803                 3,527
Deferred revenue                              10,661                     -
Distributions payable                          6,609                 6,950
Minority interest in Partnership              14,171                15,779
                                      ------------------    -----------------
     Total liabilities                       199,120                70,337
                                      ------------------    -----------------

Shareholders' equity:
   Preferred stock, $.01 par value,
    10,000 shares authorized,
    3,000 shares issued and outstanding
    (liquidation preference of
    $76,734 and $77,100)                          30                   30
   Common stock, $.01 par value, 50,000
    shares authorized, 16,314 and 16,194
    shares issued and outstanding                163                  162
   Additional paid-in capital                224,759              223,427
   Unearned compensation                        (353)                (106)
   Distributions in excess of earnings       (17,812)              (6,023)
                                      ------------------    -----------------
     Total shareholders' equity              206,787              217,490
                                      ------------------    -----------------
     Total liabilities and
      shareholders' equity              $    405,907         $    287,827
                                      ==================    =================

      The accompanying notes are an integral part of the financial statements.


                        WINSTON HOTELS, INC.
             UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
              (in thousands, except per share amounts)


                           (See Note 6)           (See Note 6)
                               Three      Three       Nine        Nine
                              Months      Months     Months      Months
                               Ended      Ended       Ended      Ended
                               Sept.       Sept.      Sept.       Sept.
                             30, 1998    30, 1997   30, 1998    30, 1997
                             --------    --------   --------    --------
Revenue:
  Percentage lease revenue   $ 18,404    $ 10,328   $ 30,640    $ 27,098
  Interest and other income        76          78        190         132
                             --------    --------   --------    --------
     Total revenue             18,480      10,406     30,830      27,230
                             --------    --------   --------    --------

Expenses:
  Real estate taxes and
   property and casualty
   insurance                    1,343         670      3,605       1,826
  General and
   administrative               1,395         723      3,158       1,585
  Interest                      2,861         977      5,440       2,788
  Depreciation                  4,526       2,612     11,600       7,182
  Amortization                     79          45        256         127
                             --------    --------   --------    --------
     Total expenses            10,204       5,027     24,059      13,508
                             --------    --------   --------    --------

     Income before allocation
      to minority interest      8,276       5,379      6,771      13,722

Income allocation to minority
 interest                         630         490        145       1,100
                             --------    --------   --------    --------

      Net income                7,646       4,889      6,626      12,622
Preferred stock distribution    1,735         366      5,203         366
                             --------    --------   --------    --------
      Net income applicable
       to common shareholders$  5,911    $  4,523   $  1,423    $ 12,256
                             ========    ========   ========    ========

Earnings per share:
  Net income per common share$   0.36    $   0.28   $   0.09    $   0.77
                             ========    ========   ========    ========
  Net income per common share
   assuming dilution         $   0.36    $   0.28   $   0.09    $   0.77
                             ========    ========   ========    ========
  Weighted average number of
   common shares               16,314      16,129     16,280      15,923
                             ========    ========   ========    ========
  Weighted average number of
   common shares assuming
   dilution                    18,054      17,878     18,050      17,395
                             ========    ========   ========    ========


     The accompanying notes are an integral part of the financial statements.



                        WINSTON HOTELS, INC.
           UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          ($ in thousands)
                                             (See Note 6)
                                             Nine Months       Nine Months
                                                Ended            Ended
                                              September         September
                                              30, 1998          30, 1997
                                              -----------      -----------
Cash flows provided by operating activities:
   Net income                                 $    6,626       $   12,622
   Adjustments to reconcile net income to
    net cash provided by operating actvities:
      Minority interest                              145            1,100
      Depreciation                                11,600            7,182
      Amortization                                   256              127
      Amortization recorded as interest
       expense                                       258              316
   Changes in assets and liabilities:
      Lease revenue receivable                    (4,882)          (2,985)
      Prepaid expenses and other assets              181             (591)
      Accounts payable and accrued expenses          276              683
      Deferred revenue                            10,661                -
                                              -----------      -----------
           Net cash provided by
            operating activities                  25,121           18,454
                                              -----------      -----------

Cash flows used in investing activities:
   Prepaid acquisition costs                        (436)            (335)
   Investment in hotel properties               (124,867)         (57,653)
   Sale of land parcel                               445                -
                                              -----------      -----------
           Net cash used in
            investing activities                (124,858)         (57,988)
                                              -----------      -----------

Cash flows provided by financing activities:
   Fees paid in connection with debt
    obligations                                     (510)             (90)
   Net proceeds from issuance of stock               588           72,066
   Payment of distributions                      (20,164)         (13,565)
   Net increase (decrease) in line of
    credit borrowings                             76,895          (18,319)
   Increase in demand notes                       42,900                -
                                              -----------      -----------
           Net cash provided by
            financing activities                  99,709           40,092
                                              -----------      -----------


Net increase (decrease) in cash
 and cash equivalents                                (28)             558
Cash and cash equivalents at beginning
 of period                                           164              234
Cash and cash equivalents at end of period    $      136       $      792
                                              -----------      -----------

Supplemental disclosure:
      Cash paid for interest                  $    5,789       $    2,809
                                              ===========      ===========
Summary of non-cash investing and
  financing activities:
   Distributions declared but not paid        $    6,609       $    5,216
   Issuance of partnership units for the
    acquisition of hotel properties                    -           11,287
   Conversion of partnership units for
    common shares                                    152                -
   Investment in hotel properties payable              -              703
   Unearned compensation                             400                -
   Minority interest payable adjustment
    due to follow-on offerings, the
    exercise of stock options and
    conversion of partnership units for
    common shares                                    193            1,675
   Amounts included in accounts payable
    and accrued expenses related to the
    September 1997 stock offering                      -              363



      The accompanying notes are an integral part of the financial statements.


                               WINSTON HOTELS, INC.
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   (amounts in thousands, except per share amounts)


1.   ORGANIZATION
     ------------

     Winston Hotels, Inc. (the "Company") operates so as to qualify as a real estate investment trust ("REIT") for federal income tax purposes. The accompanying unaudited consolidated financial statements reflect, in the opinion of management, all adjustments necessary for a fair presentation of the interim financial statements. All such adjustments are of a normal and recurring nature. Due to the seasonality of the hotel business, and the method by which revenue is recognized (see Note 6), the information for the three and nine months ended September 30, 1998 and the information for the three and nine months ended September 30, 1997 are not necessarily indicative of the results for a full year.

2.   DEVELOPMENT
     -----------

     The Company opened two internally-developed hotels on October 3, 1998 and November 4, 1998. These hotels include the Winston-Salem, North Carolina Courtyard by Marriott hotel and the Durham, North Carolina Homewood Suites hotel. The addition of these two new hotels brings the Company's total portfolio to 51 hotels. The Company currently has three hotels in various stages of development. If completed, all three development projects will represent a total investment of approximately $40 million.

3.   PRO FORMA FINANCIAL INFORMATION
     -------------------------------

     These unaudited pro forma condensed statements of income of the Company are presented as if the September 1997 Preferred Stock offering had occurred January 1, 1997 and the Company had acquired all 49 of the hotels owned as of September 30, 1998 on the later of January 1, 1997, or the hotel opening date for the eight hotels which opened in the first nine months of 1998. These unaudited pro forma condensed statements of income are not necessarily indicative of what actual results of operations of the Company would have been assuming such transactions had been completed as of the dates described above, nor do they purport to represent the results of operations for future periods. As discussed in Note 6, percentage lease revenue for the nine months ended September 30, 1998 has been calculated under a different method than percentage lease revenue for the nine months ended September 30, 1997, resulting in a significant reduction in the recognition of percentage lease revenue:

                                     Pro Forma for the
                                Nine Months Ended September 30,
                                ------------------------------
                                  (See Note 6)
                                     1998            1997
                                -------------    -------------
   Percentage lease and other
    revenue                     $      32,367    $      37,412
                                -------------    -------------
   Expenses:
     Real estate taxes and
      property and casualty
      insurance                         3,841            2,999
     General and administrative         3,166            1,650
     Interest expense                   5,194            3,348
     Depreciation                      11,930            9,282
     Amortization                         260              157
                                -------------    -------------
      Total expense                    24,391           17,436
                                -------------    -------------
      Income before allocation to
        minority interest               7,976           19,976
                                -------------    -------------

     Income allocation to
      minority interest                   269            1,698
     Preferred stock distribution       5,203            5,203
                                -------------    -------------
       Net income applicable to
        common shareholders     $       2,504    $      13,075
                                -------------    -------------

     Net income per common share$        0.15    $        0.82
                                =============    =============
     Net income per common share
      assuming dilution         $        0.15    $        0.82
                                =============    =============
    Weighted average number of
     common shares                     16,280           15,923
                                =============    =============
    Weighted average number of
     common shares assuming
     dilution                          18,050           17,974
                                =============    =============

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

                      (See Note 6)            (See Note 6)
                          Three       Three       Nine        Nine
                          Months      Months     Months      Months
                          Ended       Ended      Ended       Ended
                          Sept.       Sept.      Sept.       Sept.
                          30, 1998    30,1997    30, 1998    30, 1997
                          --------    -------    --------    --------
     Net income           $  7,646    $ 4,889    $  6,626    $ 12,622
     Less: preferred
     stock distribution      1,735        366       5,203         366
                          --------    -------    --------    --------
   Net income applicable
     to common
     shareholders            5,911      4,523       1,423      12,256
   Plus: income
     allocation to
     minority interest         630        490         145       1,100
                          --------    -------    --------    --------
   Net income assuming
    dilution              $  6,541    $ 5,013    $  1,568    $ 13,356
                          ========    =======    ========    ========

     The following is a reconciliation of the weighted average shares used in the calculation of net income per common share to the weighted average shares used in the calculation of net income per common share - assuming dilution.

                          Three       Three       Nine        Nine
                          Months      Months     Months      Months
                          Ended       Ended      Ended       Ended
                          Sept.       Sept.      Sept.       Sept.
                          30, 1998    30, 1997   30, 1998    30, 1997
                          --------    --------   --------    --------
   Weighted average
     number of common
     shares                16,314      16,129     16,280      15,923

     Units with
     redemption rights      1,738       1,671      1,749       1,402
     Stock options              2          78         21          70
                          --------    --------   --------    --------
   Weighted average
     number of common
     shares assuming
     dilution              18,054      17,878     18,050      17,395
                          ========    ========   ========    ========


                                WINSTON HOTELS, INC.
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (amounts in thousands, except per share amounts)

5.   DUE TO BANKS
     ------------

     On October 30, 1998, the Company signed a $45,000 revolving demand note. This note bears interest at the prime rate and is collateralized by six of the Company's hotel properties. The note matures at the earliest of (i) lender's written demand for repayment, (ii) any default under the note, (iii) the closing of any refinancing or the acceleration of indebtedness evidenced by the Company's Credit Agreement dated October 29,1996 or (iv) May 1, 1999. The note proceeds were used to repay outstanding balances under the five 90-day unsecured demand notes totaling $42,900, which the Company signed during the second quarter of 1998.

     On November 3, 1998, the Company entered into a loan agreement totaling $71,000. The loan bears interest at a fixed rate of 7.375% and is collateralized by 14 of the Company's hotel properties. Principal and interest payments are due monthly based upon a 25-year amortization schedule. The loan is anticipated to be repaid in full by December 1, 2008 ("the Anticipated Payment Date"). If the loan is not repaid by the Anticipated Payment Date, the outstanding principal balance of the loan shall bear interest at an annual rate equal to the greater of (i) 7.375% plus 3%, or (ii) the rate derived by calculating the yields on noncallable United States Treasury obligations with terms (one longer and one shorter) most nearly approximating the period from such date of determination to December 1, 2023, plus 3%. Proceeds from this loan were used to repay a portion of the outstanding balances under the Company's $125,000 line of credit as well as a portion of outstanding balances under the $45,000 revolving demand note mentioned above.

6.   ADOPTION OF NEW ACCOUNTING PRONOUNCEMENTS:
     -----------------------------------------

     The Company adopted Statement of Financial Accounting Standards No. 130 "Reporting Comprehensive Income" ("SFAS 130") effective January 1, 1998. SFAS 130 requires the Company to display an amount representing the total comprehensive income for the period in a financial statement which is displayed with the same prominence as other financial statements. The Company does not have any items representing differences between net income and comprehensive income and therefore has not presented a Statement of Comprehensive Income in the accompanying financial statements.

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

     On May 21, 1998, the Financial Accounting Standards Board's Emerging Issues Task Force issued EITF 98-9 "Accounting for Contingent Rent in Interim Financial Periods" ("EITF 98-9"). EITF 98-9 addresses the recognition of rental revenue during interim periods derived from leases which provide for percentage rent and requires that a lessor defer recognition of contingent rental income in interim periods until specified targets are met. The provisions of EITF 98-9 materially impact the Company's revenue recognition on an interim basis, but will have no impact on the Company's annual percentage lease revenue and annual earnings per share, interim and annual cash flow from its third party lessees, or the Company's ability to pay dividends. The Company has accounted for EITF 98-9 as a change in accounting principle effective January 1, 1998.

     Consistent with the provisions of EITF 98-9, the accompanying consolidated financial statements as of and for the three and nine months ended September 30, 1997 have not been restated, however, the following pro forma amounts reflect the effect on the prior periods as if EITF 98-9 had been in effect as of the beginning of these periods:


                                WINSTON HOTELS, INC.
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  (amounts in thousands, except per share amounts)

                                   Three Months               Nine Months
                                      Ended                      Ended
                                September 30, 1997        September 30, 1997
                                ------------------        ------------------
     Total revenues                $     14,679              $     22,395
     Total expenses                       5,027                    13,508
                                ------------------        ------------------
        Income before
         allocation to
         minority interest                9,652                     8,887
                                ------------------        ------------------
     Income allocation to
      minority interest                     906                       716
                                ------------------        ------------------
         Net income                       8,746                     8,171
                                ------------------        ------------------
     Preferred stock distribution           366                       366
         Net income applicable
          to common
          shareholders             $       8,380             $      7,805
                                ==================        ==================
     Earnings per share:
        Net income per common
         share                     $        0.52             $       0.49
                                ==================        ==================
        Net income per common share
         assuming dilution         $        0.52             $       0.49
                                ==================        ==================
        Weighted average number
         of common shares                 16,129                   15,923
                                ==================        ==================
        Weighted average number
         of common shares assuming
         dilution                         17,878                   17,395
                                ==================        ==================



                   CAPSTAR WINSTON COMPANY, L.L.C.
                           BALANCE SHEETS
                          ($ in thousands)

                                   ASSETS
                                           September 30, 1998  December 31, 1997
                                           ------------------  -----------------
Current assets:                               (unaudited)
Cash and cash equivalents                    $      4,383       $        3,393
Accounts receivable                                 4,039                1,614
Due from Winston Hospitality, Inc.                     --                1,636
Due from CapStar Management Company, L.P.           6,377                  385
Deposits and other assets                             331                  197
                                           ------------------  -----------------
Total current assets                               15,130                7,225

Furniture, fixtures and equipment, net of
 accumulated depreciation of $51 and $5               290                  241
Intangible assets, net of accumulated
 amortization of $781 and $93                      33,442               34,088
Deferred franchise costs, net of
 accumulated amortization of $55 and $7               553                  601
                                           ------------------  -----------------
                                             $     49,415       $       42,155
                                           ==================  =================


                      LIABILITIES AND MEMBERS' CAPITAL

Current liabilities:
  Accounts payable                           $      1,700       $       1,459
  Accrued expenses                                  3,511               2,920
  Percentage lease payable                         10,474               5,682
  Advance deposits                                    225                 135
                                           ------------------  -----------------
      Total current liabilities                    15,910              10,196


Members' capital                                   33,505              31,959
                                           ------------------  -----------------
                                             $     49,415      $       42,155
                                           ==================  =================


















    The accompanying notes are an integral part of the financial statements.




                   CAPSTAR WINSTON COMPANY, L.L.C.
                   UNAUDITED STATEMENTS OF INCOME
                           ($ in thousands)

                                          Three Months    Nine Months
                                             Ended           Ended
                                         September 30,    September 30,
                                              1998            1998
                                         -------------    -------------
Revenue:
  Rooms                                  $      32,244    $      85,083
  Food and beverage                              1,944            4,649
  Telephone and other operating
   departments                                   1,464            4,121
                                         -------------    -------------
     Total revenue                              35,652           93,853
                                         -------------    -------------

Operating costs and expenses:
  Rooms                                          7,168           18,655
  Food and beverage                              1,434            3,492
  Telephone and other operating                    684            1,898
   departments
Undistributed expenses:
  Lease expense                                 15,268           40,133
  Administrative and general                     2,832            8,218
  Sales and marketing                            1,339            3,362
  Franchise fees                                 2,344            6,180
  Repairs and maintenance                        1,632            4,398
  Energy                                         1,597            3,706
  Other                                            469            1,483
  Depreciation and amortization                    263              782
                                         -------------    -------------
     Total expenses                             35,030           92,307
                                         -------------    -------------

     Net income                               $    622     $      1,546
                                         =============    =============

























    The accompanying notes are an integral part of the financial statements.

                   CAPSTAR WINSTON COMPANY, L.L.C.
                  UNAUDITED STATEMENT OF CASH FLOWS
                           ($ in thousands)

                                                     Nine Months
                                                        Ended
                                                  September 30, 1998
                                                  ------------------
Cash flows from operating activities:
  Net income                                      $           1,546
  Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation and amortization                              782
     Loss on sale of fixed assets                                 2
     Increase in accounts receivable and due from
      Winston Hospitality, Inc.                                (789)
     Increase in due from CapStar Management Company,
      L.P.                                                   (5,992)
     Increase in deposits and other assets                     (134)
     Increase in accounts payable and accrued expenses          832
     Increase in percentage lease payable                     4,792
     Increase in advance deposits                                90
                                                  ------------------
Net cash provided by operating activities                     1,129
                                                  ------------------

Cash flows from investing activities:
  Additions of furniture, fixtures and equipment               (112)
  Additions to intangible assets                                (42)
  Proceeds from sale of fixed assets                             15
                                                  ------------------
Net cash used in investing activities                          (139)
                                                  ------------------

Net increase in cash and cash equivalents                       990
Cash and cash equivalents at beginning of period              3,393
                                                  ------------------

Cash and cash equivalents at end of period        $           4,383
                                                  ------------------























    The accompanying notes are an integral part of the financial statements.



                   CAPSTAR WINSTON COMPANY, L.L.C.
                    NOTES TO FINANCIAL STATEMENTS


The accompanying unaudited financial statements are prepared by and are the sole responsibility of CapStar Winston Company, L.L.C. CapStar Winston Company, L.L.C. leased 47 of the Company's 49 hotels as of September 30, 1998 and other than this lessee relationship, is not affiliated with the Company. These financial statements reflect, in the opinion of CapStar Winston Company L.L.C. management, all adjustments necessary for a fair presentation of the interim financial statements. All such adjustments are of a normal and recurring nature.

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


                      WINSTON HOSPITALITY, INC.
                   UNAUDITED STATEMENTS OF INCOME
                           ($ in thousands)

                               Three Months    Nine Months
                                  Ended           Ended
                                September       September
                                30, 1997        30, 1997
                               ------------    -----------
Revenue:
  Rooms                        $     22,098    $    58,911
  Food and beverage                     700          2,088
  Telephone and other operating
   departments                        1,043          2,809
                               ------------    -----------
     Total revenue                   23,841         63,808
                               ------------    -----------

Operating costs and expenses:
  Rooms                               4,574         12,100
  Food and beverage                     507          1,455
  Telephone and other operating
   departments                          461          1,419
Undistributed expenses:
  Lease                              10,328         27,098
  Administrative and general          2,731          7,334
  Sales and marketing                   781          2,198
  Franchise fees                      1,592          4,171
  Repairs and maintenance             1,044          2,969
  Energy                                957          2,376
  Other                                 341          1,127
  Depreciation and amortization           7             61
                               ------------    -----------
    Total expenses                   23,323         62,308
                               ------------    -----------
    Net income                     $    518    $     1,500
                               ============    ===========


The accompanying notes are an integral part of the financial statements.


                      WINSTON HOSPITALITY, INC.
                  UNAUDITED STATEMENT OF CASH FLOWS
                           ($ in thousands)


                                          Nine Months
                                             Ended
                                       September 30, 1997
                                       ------------------
Cash flows from operating activities:
   Net income                          $           1,500
   Adjustments to reconcile net income
    to net cash provided by operating
    activities:
      Depreciation                                    61
   Changes in assets and liabilities:
      Accounts receivable - trade                   (981)
      Prepaid expenses and other assets              (54)
      Accounts payable - trade                       158
      Percentage lease payable to Lessor           2,985
      Accrued expenses and other
       liabilities                                   577
                                       ------------------
            Net cash provided by
             operating activities                  4,246
                                       ------------------

Cash flows from investing activites:
   Purchase of furniture, fixtures
    and equipment                                    (72)
   Advances to lessor, affiliates
    and shareholders                                 683
       Net cash used in
        investing activities                         611
                                       ------------------

Cash flows from financing activities:
   Distributions                                    (600)

Net increase in cash and cash equivalents          4,257
Cash and cash equivalents at beginning
 of period                                         5,463

Cash and cash equivalents at end of
 period                                $           9,720
                                       ==================




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



ITEM 2 -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS
          ($ AMOUNTS IN THOUSANDS)

OVERVIEW

Winston Hotels, Inc. (the "Company"), which consummated an underwritten initial public offering ("IPO") in June 1994, follow-on Common Stock offerings in May 1995 and in June 1996, and a Preferred Stock offering in September 1997, operates as a real estate investment trust ("REIT") to invest in hotel properties. The Company owned 49 hotels (the "Current Hotels") as of September 30, 1998. The Company owned 16 hotels as of December 31, 1994 (the "1994 Hotels"), purchased five hotels in 1995 (the "1995 Acquired Hotels"), acquired 10 hotels in 1996 (the "1996 Acquired Hotels"), acquired seven hotels in 1997 (the "1997 Acquired Hotels") and acquired eight hotels and opened three internally developed hotels in the first nine months of 1998 (the "1998 Hotels"). It currently leases 47 of the total 49 Current Hotels to CapStar Winston Company, L.L.C. (the "Lessee"), one of the Current Hotels to Bristol Hotel Company and one of the Current Hotels to Prime Hospitality Corporation pursuant to leases that provide for rent payments based, in part, on revenues from the Current Hotels (the "Percentage Leases").


RESULTS OF OPERATIONS

The table below outlines the Company's investment in hotel properties for the nine months ended September 30, 1998 and 1997.

                  Nine Months           Nine Months
                     Ended                 Ended
               September 30, 1998     September 30, 1997
               --------------------   --------------------
               Additions Properties   Additions Properties
                during     owned       during     owned
                 the        at          the         at
                period  September 30   period   September 30
               -------  ------------   -------  ------------
 Type of Hotel
 -------------
 Limited-service
  service hotels   1          36          6         34
 Extended-stay
  hotels           5           7          -          2
 Full-service
  hotels           5           6          -          1
                  --          --         --         --
  Total           11          49          6         37
                  ==          ==         ==         ==

In order to present a more meaningful comparison of operations, in addition to the comparison of actual results of the Company and the Lessee for the three and nine months ended September 30, 1998 versus actual results for the three and nine months ended September 30, 1997, the Company has also provided an analysis of the pro forma results of the Company for the three and nine months ended September 30, 1998 versus pro forma results for the three and nine months ended September 30, 1997. These pro forma results are shown as if the 1997 Preferred Stock offering and the 1997 and 1998 acquisitions had occurred on the later of January 1, 1997, or the hotel opening date for the five acquired and three internally-developed hotels which opened in the first nine months of 1998.

On May 21, 1998, the Financial Accounting Standards Board's Emerging Issues Task Force issued EITF 98-9 "Accounting for Contingent Rent in Interim Financial Periods" ("EITF 98-9"). EITF 98-9 addresses the recognition of rental revenue during interim periods derived from leases which provide for percentage rent and requires that a lessor defer recognition of contingent rental income in interim periods until specified targets are met. The provisions of EITF 98-9 materially impact the Company's revenue recognition on an interim basis, but will have no impact on the Company's annual percentage lease revenue and annual earnings per share, interim and annual cash flow from its third party lessees or the Company's ability to pay dividends. The Company has accounted for EITF 98-9 as a change in accounting principle effective January 1, 1998, resulting in a deferred revenue balance of $10,661 as of September 30, 1998, as shown on the accompanying Consolidated Balance Sheets. This deferred revenue balance is expected to be recognized in the fourth quarter of 1998. The actual and pro forma operating results for the three and nine months ended September 30, 1997 have not been restated according to the provisions of EITF 98-9. Accordingly, the operating results for the three and nine months ended September 30, 1998 and the three and nine months ended September 30, 1997 included in the accompanying discussion are not comparable as the results for the periods have been accounted for under different revenue recognition methods.

The Company's percentage leases provide for the greater of (i) annual fixed base rent or (ii) rent based on the revenue of hotels ("Percentage Rent") to be remitted to the Company annually. The leases contain annual room revenue thresholds used to calculate two tiers of Percentage Rent. These annual thresholds have been allocated equally to each quarter, subject to consumer price index adjustments, to determine the quarterly lessee Percentage Rent payments. The provisions of EITF 98-9 call for straight-line recognition of the annual base rent throughout the year and for the deferral of any additional lease amounts collected or due from the lessees until such amounts exceed the annual fixed base rent. This will generally result in base rent being recognized in the first and second quarters and Percentage Rents, if any, collected or due from the lessees during the first and second quarters being deferred and then recognized in the third and fourth quarters due to the structure of the Company's percentage leases and the seasonality of the hotel operations. Prior to the adoption of EITF 98-9, the Company recorded lease revenue in interim periods on the basis used to determine quarterly lessee Percentage Rent payments, resulting in the second and third quarters being the strongest quarters.

At September 30, 1998, deferred revenue of $10,661 represents Percentage Rent collected or due from lessees under the terms of the leases in excess of three-quarters of base rent but less than the annual fixed base rent, which the Company expects to recognize as lease revenue in the fourth quarter of 1998. The Company's quarterly distributions are based on Percentage Rents collected as opposed to percentage lease revenue recognized.

THE COMPANY

ACTUAL - THREE MONTHS ENDED SEPTEMBER 30, 1998 VS ACTUAL - THREE
----------------------------------------------------------------
MONTHS ENDED SEPTEMBER 30, 1997
-------------------------------

The Company had revenues of $18,480 in 1998, consisting of $18,404 of Percentage Lease revenues and $76 of interest and other income. Percentage Lease revenues increased by $8,076 to $18,404 in 1998 from $10,328 in 1997. This increase was comprised of an increase in Percentage Lease revenue of (i) $4,081 due to the 1998 Hotels, (ii) $613 due to the 1997 Hotels, (iii) $1,207 due to the hotels acquired prior to 1997, and (iv) recognition of deferred revenue of $2,175 due to the change in accounting principle regarding revenue recognition under EITF 98-9 for the quarter ended September 30, 1998.

Real estate taxes and property insurance costs incurred in 1998 were $1,343, an increase of $673 from $670 in 1997. This increase was primarily attributable to the 1997 Acquired Hotels and the 1998
Hotels that were not owned in the third quarter of 1997, as well as increased property tax assessments and tax rates from 1997 to 1998. General and administrative expenses increased $672 to $1,395 in 1998 from $723 in 1997. The increase was attributable to the increase in size and activities of the Company in 1998. Interest expense increased by $1,884 to $2,861 in 1998 from $977 in 1997. This increase was primarily attributable to an increase of $103,327 in the weighted-average outstanding debt balance from $58,442 in 1997 to $161,769 in 1998. Interest rates remained constant between the two quarters. Depreciation expense increased $1,914 to $4,526 in 1998 from $2,612 in 1997, primarily due to depreciation related to the 1997 Acquired Hotels, the 1998 Hotels and renovations completed during 1997 and 1998.

PRO FORMA - THREE MONTHS ENDED SEPTEMBER 30, 1998 VS PRO FORMA -
----------------------------------------------------------------
THREE MONTHS ENDED SEPTEMBER 30, 1997
-------------------------------------

The Company had revenues of $18,938 for the three months ended September 30, 1998, consisting of $18,862 of Percentage Lease revenues and $76 of interest and other income. Percentage Lease revenues increased by $5,671 to $18,862 in 1998 from $13,191 in 1997. This increase was primarily due to recognition of deferred revenue of $2,491 due to the change in accounting principle regarding revenue recognition under EITF 98-9, an increase of $3,018 attributable to the opening of eight hotels in 1998, and an increase of $162 primarily due to higher room rates in 1998 than 1997.

Real estate taxes and property insurance costs incurred in 1998 were $1,343, an increase of $355 from $988 in 1997. The increase was due primarily to increased property tax assessments and tax rates from 1997 to 1998 as well as additional taxes and insurance costs incurred due to the opening of eight hotels in 1998. General and administrative expenses increased $654 to $1,394 in 1998 from $740 in 1997. The increase was primarily attributable to the increase in size and activities of the Company from 1997 to 1998. Interest expense increased $1,746 to $2,861 in 1998 from $1,115 in 1997. The increase was attributable to $1,796 of additional interest expense related primarily to borrowings under the line of credit to fund acquisitions of the five new hotels which opened in 1998 as well as the development of three additional hotels which opened in 1998.
This increase was offset by a reduction in line of credit fees totaling $50. Depreciation expense increased $1,347 to $4,525 in 1998 from $3,178 in 1997 primarily due to the opening of eight hotels in 1998 and renovations and other capital expenditures during 1997 and 1998.

ACTUAL - NINE MONTHS ENDED SEPTEMBER 30, 1998 VS ACTUAL - NINE
--------------------------------------------------------------
MONTHS ENDED SEPTEMBER 30, 1997
-------------------------------

The Company had revenues of $30,830 in 1998, consisting of $30,640 of Percentage Lease revenues and $190 of interest and other income. Percentage Lease revenues increased by $3,542 to $30,640 in 1998 from $27,098 in 1997. This increase was comprised of an increase in percentage lease revenue of (i) $7,632 due to the 1998 Hotels, (ii) $5,164 due to the 1997 Hotels, and (iii) $1,407 due to the hotels acquired prior to 1997, offset by deferred revenue of $10,661 due to the change in accounting principle regarding revenue recognition under EITF 98-9 for the first nine months of 1998.

Real estate taxes and property insurance costs incurred in 1998 were $3,605, an increase of $1,779 from $1,826 in 1997. This increase was primarily attributable to the 1997 Acquired Hotels and 1998 Hotels that were not owned during the first nine months of 1997, as well as increased property tax assessments and tax rates from 1997 to 1998. General and administrative expenses increased $1,573 to $3,158 in 1998 from $1,585 in 1997. The increase was attributable to the increase in size and activities of the Company in 1998. Interest expense increased by $2,652 to $5,440 in 1998 from $2,788 in 1997.
This increase was primarily attributable to an increase of $60,412 in the weighted average outstanding debt balance from $53,642 in 1997 to $114,054 in 1998, offset by an increase in capitalized interest costs related to development and renovation projects. Interest rates remained constant between the two periods. Depreciation expense increased $4,418 to $11,600 in 1998 from $7,182 in 1997, primarily due to depreciation related to the 1997 Acquired Hotels, the 1998 Hotels and renovations completed during 1997 and 1998.

PRO FORMA - NINE MONTHS ENDED SEPTEMBER 30, 1998 VS PRO FORMA - NINE
--------------------------------------------------------------------
MONTHS ENDED SEPTEMBER 30, 1997
-------------------------------

The Company had revenues of $32,367 for the nine months ended September 30, 1998, consisting of $32,177 of Percentage Lease revenues and $190 of interest and other income. Percentage Lease revenues decreased by $5,008 to $32,177 in 1998 from $37,185 in 1997. Of this decrease, $10,869 was due to the change in accounting principle regarding revenue recognition under EITF 98-9. This decrease was offset in part by an increase of $4,680 attributable to the opening of eight hotels in 1998, as well as an increase of $1,181 primarily due to higher room rates in 1998 than 1997.

Real estate taxes and property insurance costs incurred in 1998 were $3,841, an increase of $842 from $2,999 in 1997. The increase was due primarily to increased property tax assessments and tax rates from 1997 to 1998 as well as additional taxes and insurance costs incurred due to the opening of eight hotels in 1998. General and administrative expenses increased $1,516 to $3,166 in 1998 from $1,650 in 1997. The increase was primarily attributable to the increase in size and activities of the Company from 1997 to 1998.
Interest expense increased by $1,846 to $5,194 in 1998 from $3,348 in 1997. The increase was attributable to $2,518 of additional interest expense related primarily to borrowings under the line of credit to fund acquisitions of the five new hotels which opened in 1998 as well as the development of three additional hotels which opened in 1998.
This increase was offset by both the increase in capitalization of additional interest costs, totaling $586, in connection with the development and certain renovation projects during the respective periods, as well as a reduction in line of credit fees totaling $86. Depreciation expense increased $2,648 to $11,930 in 1998 from $9,282 in 1997 primarily due to the opening of eight hotels in 1998 and renovations and other capital expenditures during 1997 and 1998.

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

Since the Lessee was not operating prior to the November 1997 Winston Hospitality, Inc. purchase transaction, no comparative data is available for the period January 1, 1997 through September 30, 1997. However, for purposes of this management's discussion and analysis, the financial information of the Lessee for the three and nine months ended September 30, 1998 will be compared with the financial information of Winston Hospitality, Inc. for the three and nine months ended September 30, 1997. The Winston Hospitality, Inc. financial information for the three and nine months ended September 30, 1997 contained in the tables below has been reclassified and grouped according to the Lessee format in order to facilitate a comparison of the data.


ACTUAL - THREE MONTHS ENDED SEPTEMBER 30, 1998 VS ACTUAL - THREE
----------------------------------------------------------------
MONTHS ENDED SEPTEMBER 30, 1997
-------------------------------

The following table sets forth certain historical financial information for the Current Hotels for the periods indicated:

                              Three Months         Three Months
                                 Ended                Ended
                           September 30, 1998   September 30, 1997
                           ------------------   ------------------
Revenue:
  Rooms                     $ 32,244   90.4%    $ 22,098   92.7%
  Food and beverage            1,944    5.5%         700    2.9%
  Telephone and other
   operating departments       1,464    4.1%       1,043    4.4%
                           ------------------   ------------------

     Total revenue            35,652  100.0%      23,841  100.0%
                           ------------------   ------------------

Operating costs and expenses:
  Rooms                        7,168   20.1%       4,574   19.2%
  Food and beverage            1,434    4.0%         507    2.1%
  Telephone and other
   operating departments         684    1.9%         461    1.9%
Undistributed expenses:
  Lease                       15,268   42.8%      10,328   43.3%
  Administrative and general   2,832    7.9%       2,731   11.5%
  Sales and marketing          1,339    3.8%         781    3.3%
  Franchise fees               2,344    6.6%       1,592    6.7%
  Repairs and maintenance      1,632    4.6%       1,044    4.4%
  Energy                       1,597    4.5%         957    4.0%
  Other                          469    1.3%         341    1.4%
  Depreciation and amortization  263    0.8%           7      -
                           ------------------   ------------------
     Total expenses           35,030   98.3%      23,323   97.8%
                           ------------------   ------------------
     Net income             $    622    1.7%    $    518    2.2%
                           ==================   ==================

The Lessee had room revenues of $32,244 in 1998, an increase of $10,146 from $22,098 for Winston Hospitality, Inc. in 1997. The increase was comprised of an increase of (i) $6,634 for the 1998 Hotels, (ii) $3,323 for the 1997 Acquired Hotels, and (iii) $189 for the 1996 Acquired Hotels, the 1995 Acquired Hotels and the 1994 Hotels. Food and beverage revenue increased $1,244, to $1,944 in 1998 from $700 for Winston Hospitality, Inc. in 1997, primarily due to the 1998 Hotels and the 1997 Acquired Hotels. Telephone and other operating departments revenue increased $421 to $1,464 in 1998 from $1,043 for Winston Hospitality, Inc. in 1997, primarily due to an increase in revenue associated with long distance phone calls and in-room movies.

The Lessee had total expenses in 1998 of $35,030, an increase of $11,707 from $23,323 for Winston Hospitality, Inc. in 1997. The increase in all expense categories except depreciation and amortization expense was primarily attributable to the operation of a greater number of hotels for the three months ended September 30, 1998 as compared with the same period of 1997. Although administrative and general expenses increased in 1998 from 1997, these expenses decreased as a percentage of total revenue from 1997 to 1998 as a result of efficiencies developed within the management company, decreasing the incremental cost per hotel. Depreciation and amortization expense increased due to amortization related to goodwill and other intangible assets arising out of the purchase of Winston Hospitality, Inc. by CMC and CapStar Hotel Company.

Net income increased $104 to $622 for 1998 from $518 for 1997. The 35 hotels operating prior to September 30, 1997 generated income, excluding amortization of goodwill of $248 not present in 1997, totaling $756 for the third quarter, a 4.6% increase from the prior year. The five hotels acquired by the Company subsequent to September 30, 1997 generated income of $204 for the third quarter of 1998. Seven new hotels opened during the first and second quarters of 1998. These development hotels endured losses during their first few months of operation. These losses totaled $90 for the third quarter of 1998. These properties are gaining exposure in their respective markets and are expected to add to the Lessee's net income in the near future.



ACTUAL - NINE MONTHS ENDED SEPTEMBER 30, 1998 VS ACTUAL - NINE
--------------------------------------------------------------
MONTHS ENDED SEPTEMBER 30, 1997
-------------------------------

The following table sets forth certain historical financial information for the Current Hotels for the periods indicated:

                              Nine Months          Nine Months
                                 Ended                Ended
                           September 30, 1998   September 30, 1997
                           ------------------   ------------------
Revenue:
  Rooms                     $ 85,083   90.7%    $ 58,911   92.3%
  Food and beverage            4,649    4.9%       2,088    3.3%
  Telephone and other
   operating departments       4,121    4.4%       2,809    4.4
                           ------------------   ------------------
   Total revenue              93,853  100.0%      63,808  100.0%
                           ------------------   ------------------


Operating costs and expenses:
  Rooms                       18,655   19.9%      12,100   19.0%
  Food and beverage            3,492    3.7%       1,455    2.3%
  Telephone and other
   operating departments       1,898    2.0%       1,419    2.2%
Undistributed expenses:
  Lease                       40,133   42.8%      27,098   42.5%
  Administrative and general   8,218    8.8%       7,334   11.5%
  Sales and marketing          3,362    3.6%       2,198    3.4%
  Franchise fees               6,180    6.6%       4,171    6.5%
  Repairs and maintenance      4,398    4.7%       2,969    4.7%
  Energy                       3,706    3.9%       2,376    3.7%
  Other                        1,483    1.6%       1,127    1.8%
  Depreciation and amortization  782    0.8%          61    0.1%
                           ------------------   ------------------
     Total expenses           92,307   98.4%      62,308   97.7%
                           ------------------   ------------------
     Net income             $  1,546    1.6%    $  1,500    2.3%
                           ==================   ==================

The Lessee had room revenues of $85,083 in 1998, an increase of $26,172 from $58,911 for Winston Hospitality, Inc. in 1997. The increase was comprised of an increase of (i) $11,728 for the 1998 Hotels (ii) $13,481 for the 1997 Acquired Hotels, and (iii) $963 for the 1996 Acquired Hotels, the 1995 Acquired Hotels and the 1994 Hotels. Food and beverage revenue increased $2,561, to $4,649 in 1998 from $2,088 for Winston Hospitality, Inc. in 1997, primarily due to the 1998 Hotels and the 1997 Acquired Hotels. Telephone and other operating departments revenue increased $1,312 to $4,121 in 1998 from $2,809 for Winston Hospitality, Inc. in 1997, primarily due to an increase in revenue associated with long distance phone calls and in-room movies.

The Lessee had total expenses in 1998 of $92,307, an increase of $29,999 from $62,308 for Winston Hospitality, Inc. in 1997. The increase in all expense categories except depreciation and amortization expense was primarily attributable to the operation of a greater number of hotels for the nine months ended September 30, 1998 as compared with the same period of 1997. Although administrative and general expenses increased in 1998 from 1997, these expenses decreased as a percentage of total revenue from 1997 to 1998 as a result of efficiencies developed within the management company, decreasing the incremental cost per hotel. Depreciation and amortization expense increased due to amortization related to goodwill and other intangible assets arising out of the purchase of Winston Hospitality, Inc. by CMC and CapStar Hotel Company.

Net income increased $46 to $1,546 for 1998 from $1,500 for 1997.
The 35 hotels operating prior to September 30, 1997 generated income, excluding amortization of goodwill of $736 not present in 1997, totaling $2,469 for the nine months ended September 30, 1998, a 64.6% increase from the prior year. The five hotels acquired by the Company subsequent to September 30, 1997 generated income of $819 for the nine months ended September 30, 1998. Seven new development hotels opened during the first and second quarters of 1998. These new hotels endured losses during their first few months of operation. These losses totaled $1,006 for the nine months ended September 30, 1998. These properties are gaining exposure in their respective markets and are expected to add to the Lessee's net income in the near future.

LIQUIDITY AND CAPITAL RESOURCES

The Company finances its operations from operating cash flow, which is principally derived from Percentage Leases. For the nine months ended September 30, 1998, cash flow provided by operating activities was $25,121. Funds from operations, as defined below, was $8,892 for the quarter ended September 30, 1998 and $23,829 for the nine months ended September 30, 1998. Under Federal income tax law provisions applicable to REITs, the Company is required to distribute at least 95% of its taxable income to maintain its tax status as a REIT. For the nine months ended September 30, 1998, the Company declared distributions of $18,415 to its shareholders. Because the Company's annual cash flow from operating activities is expected to exceed its annual taxable income due to depreciation and amortization expenses, the Company expects to be able to meet its distribution requirements out of cash flow from operating activities.

The Company's net cash used in investing activities for the nine months ended September 30, 1998 totaled $124,858. This use of cash was primarily for investments in hotel properties including $93,863 related to the acquisition of eight of the 1998 Hotels, $8,618 related to the development of three of the 1998 Hotels, $10,126 for hotel renovations and $12,007 for the development of five additional hotels, two of which opened by November 4, 1998 (see Note 2). If the remaining three development projects are completed, the expected additional costs are approximately $40,000. The Company also purchased corporate assets totaling $253 during the period.

The Company plans to spend approximately $3,227 to renovate certain of its Current Hotels during the next twelve months. These expenditures are in addition to the reserve of 5% of room revenues for its limited-service hotels and 7% of room revenues and food and beverage revenues for its full-service hotels which the Company is required to set aside under its Percentage Leases for periodic capital improvements and the refurbishment and replacement of furniture, fixtures and equipment at its Current Hotels. In the nine months ended September 30, 1998, the Company set aside $4,556 for such reserves. These reserves are in addition to amounts spent on normal repairs and maintenance which have approximated 5.2% and 5.0% of room revenues for the nine months ended September 30, 1998 and 1997, respectively, and are paid by the Lessee.

The Company's net cash provided by financing activities during the nine months ended September 30, 1998 totaled $99,709 including an increase of $76,895 in the line of credit borrowings, an increase of $42,900 in demand note borrowings and $588 of net proceeds from the issuance of common stock related to the exercise of stock options. These cash receipts were offset by the payment of distributions to shareholders of $18,756 and the payment of distributions to minority interest holders of $1,408. The Company also paid $510 in connection with obtaining the $71,000 long-term fixed-rate loan explained below.

The Company's outstanding bank debt balance as of September 30, 1998 was $163,876. This amount consisted of $120,976 outstanding under its $125,000 line of credit as well as $42,900 outstanding under five 90-day demand notes. On October 30, 1998, the Company signed a $45,000 revolving demand note, which is collateralized by six of the Company's hotel properties. The note proceeds were used to repay outstanding balances under the five 90-day unsecured demand notes totaling $42,900, which the Company signed during the second quarter of 1998. On November 3, 1998, the Company entered into a loan agreement totaling $71,000, which is collateralized by 14 of the Company's hotel properties. The loan bears interest at a fixed rate of 7.375%. Approximately $55,000 of the net proceeds was used to repay a portion of the outstanding balances under the Company's $125,000 line of credit and approximately $12,000 of the net proceeds was used to repay a portion of the outstanding balances under the $45,000 revolving demand note (see Note 5 in the accompanying Notes to Consolidated Financial Statements). The Company is currently in negotiations to refinance its $125 million line of credit. The Company anticipates finalizing these negotiations by the end of the current fiscal year, however, there can be no assurances that the Company will be successful in these efforts.

As of September 30, 1998, the Company has collateralized $120,884 of its $125,000 line of credit with 28 of its Current Hotels. This amount is calculated quarterly, and increases if cash flow attributable to the collateral hotels increases and/or the Company adds additional hotels as collateral. The total additional, non-collateralized line availability accessible to the Company as of September 30, 1998 was $4,116. The Company's Articles of Incorporation limit its total amount of indebtedness to 45% of the purchase prices paid by the Company for its investments in hotel properties, as defined. As of September 30, 1998, the Company had additional borrowing capacity under the debt limitation of approximately $56,550 assuming it invests all borrowings in additional hotels.

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

FUNDS FROM OPERATIONS

The Company considers Funds From Operations ("FFO") a widely used and appropriate measure of performance for an equity REIT. FFO, as defined by the National Association of Real Estate Investment Trusts ("NAREIT"), is income (loss) before minority interest (determined in accordance with generally accepted accounting principles), excluding gains (losses) from debt restructuring and sales of property, plus real estate related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. FFO is presented to assist investors in analyzing the performance of the Company. The Company's method of calculating FFO may be different from methods used by other REITs and, accordingly, may not be comparable to such other REITs. The formulation of FFO below is consistent with the NAREIT White Paper definition of FFO with the exception that deferred revenue has been included as a component of the calculation. FFO (i) does not represent cash flows from operating activities as defined by generally accepted accounting principles, (ii) is not indicative of cash available to fund all cash flow and liquidity needs, including the Company's ability to make distributions, and (iii) should not be considered as an alternative to net income (as determined in accordance with generally accepted accounting principles) for purposes of evaluating the Company's operating performance.

The following presents the Company's calculation of FFO and FFO per share (in thousands, except per share data):

                          Three Months Ended     Nine Months Ended
                            September 30,          September 30,
                          ------------------     -----------------
                           1998       1997        1998       1997
                           ----       ----        ----       ----
Net income before
 allocation to minority
 interest                 $ 8,276    $ 5,379      $ 6,771  $ 13,722
Plus: depreciation          4,526      2,612       11,600     7,182
Less: preferred stock
 dividends                  1,735        366        5,203       366
Change in deferred
 revenue                   (2,175)         -       10,661         -
                          --------   --------     -------- ---------

FFO                       $ 8,892    $ 7,625      $23,829  $ 20,538
                          ========   ========     ======== =========

Weighted average number
 of common shares
 assuming dilution         18,054     17,878       18,050    17,395
                          --------   --------     -------- ---------

FFO per share             $  0.49    $  0.43      $  1.32  $   1.18
                          ========   ========     ======== =========



YEAR 2000 MANAGEMENT

The "Year 2000 Issue" is the result of computer programs that were written using two digits rather than four to define the applicable year. If the computer programs, with date-sensitive functions, of the Company or one of its service providers, contractors, or suppliers, are not Year 2000 compliant, they may recognize a date using "00" as the Year 1900 rather than the Year 2000. This could result in a system failure or miscalculations causing disruptions of operations, including, among other things, a temporary inability to process transactions, receive lease payments or engage in similar normal business activities.

The Company has identified its Year 2000 risk in three categories: internal software and imbedded chip technology, external noncompliance by service providers, contractors and suppliers, and external noncompliance by franchisors and lessees.

Internal Software and Imbedded Chip Technology
----------------------------------------------
The Company will begin its data gathering and testing phase with regard to internal software and imbedded chip technology during the fourth quarter of 1998, with the assistance of its systems integration consultants. Virtually all of the Company's internal software are current versions of off-the-shelf, name-brand software. The Company's hardware systems, which includes computer hardware, a phone system, copiers and facsimile machines, also contain imbedded chip technology which could pose a risk of noncompliance. Because the majority of this hardware has been installed in the last twelve months, the cost of achieving Year 2000 compliance is not expected to be material. If any of the Company's current software or hardware is not Year 2000 compliant and is not repairable, the Company plans to replace the respective software or hardware with readily available Year 2000 compliant software or hardware. Full compliance is expected by the third quarter of 1999.

External Noncompliance by Service Providers, Contractors and
------------------------------------------------------------
Suppliers
---------
The Company is in the process of identifying and contacting its significant service providers, contractors and suppliers to determine the extent to which the Company is vulnerable to those third parties' failure to remedy their own Year 2000 issues. It is expected that identification of any Year 2000 exposure with these parties will be completed by April 30, 1999. To the extent that responses to Year 2000 readiness are unsatisfactory, the Company will attempt to change significant service providers, contractors or suppliers to those who have demonstrated Year 2000 readiness but cannot be assured that it will be successful in finding such alternative service providers, contractors or suppliers. The Company does not currently have any formal information concerning the Year 2000 compliance status of its significant service providers, contractors or suppliers, but has received indications that most are working on Year 2000 compliance. In the event that any of the Company's significant service providers, contractors or suppliers do not successfully and timely achieve Year 2000 compliance, and the Company is unable to replace them with alternate service providers, contractors or suppliers, the Company's business or operations could be materially and adversely affected.

External Noncompliance by Franchisors and Lessees
-------------------------------------------------
The Company has significant relationships with certain nationally recognized hotel franchisors and lessees. These franchisors have national reservation systems on which the Company relies to receive a significant portion of its Percentage Lease revenue. The Company is in the process of contacting its franchisors and lessees to identify the extent to which the Company is vulnerable to those third parties' failure to remedy their own Year 2000 issues. The Company does not currently have any formal information concerning the Year 2000 compliance status of these franchisors and lessees, but has received indications that most are working on Year 2000 compliance. In the event that any of these franchisors and lessees do not successfully and timely achieve Year 2000 compliance, the Company's business or operations could be materially and adversely affected.

FORWARE LOOKING STATEMENTS

This report, including Management's Discussion and Analysis of Financial Condition and Results of Operations, contains certain "forward looking" statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, including, but not limited to, those paragraphs relating to development and acquisition of hotels in this section. These statements represent the Company's judgment concerning the future and are subject to risks and uncertainties that could cause actual operating results and financial condition to differ materially from those expressed or implied in the forward looking statements. Such forward looking statements can be identified by the use of forward looking terminology such as "may," "will," "expect," "anticipate," "estimate," "believe," or "continue" or the negative thereof, or other variations thereof or comparable terminology. Important factors that could cause actual results to differ include, but are not limited to the following: (i) risk associated with the Company's acquisition of hotels with little or no operating history, including the risk that such hotels will not achieve the level of revenue assumed by the Company in calculating the respective Percentage Rent formula; (ii) development risk, including risk of construction delay, cost overruns, receipt of zoning, occupancy and other required governmental permits and authorizations and the incurrence of development costs in connection with projects that are not pursued through completion; and (iii) factors identified in the Company's filings with the Securities and Exchange Commission, including the factors listed in the Company's Registration Statement on Form S-3 filed with the Securities and Exchange Commission on August 1, 1997.




PART II - OTHER INFORMATION


Item 6.        Exhibits and Reports on Form 8-K.

          (a)  Exhibits.

               3.01     Restated Articles of Incorporation

               10.01 Loan Agreement By and Between Winston SPE LLC and CMF Capital Company, LLC, dated as of November 3, 1998

               10.02   Promissory note dated November 3, 1998 by and
                     between Winston SPE LLC and CMF Capital Company, LLC

               27.     Financial Data Schedule (For SEC use only)

          (b)  Reports on Form 8-K.

               No reports on Form 8-K were filed during the quarter ended September 30, 1998.







                             SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    WINSTON HOTELS, INC.



Date    November 16, 1998           /s/ James D. Rosenberg
      ----------------------       ------------------------------------
                                    James D. Rosenberg
                                    Chief Financial Officer and
                                     Chief Operating Officer
                                     (Authorized officer and Principal
                                     Financial Officer)



                        WINSTON HOTELS, INC.
         FORM 10-Q for the quarter ended September 30, 1998

                            EXHIBIT INDEX
Exhibit
Number         Description of Exhibit
------         ----------------------

3.01           Restated Articles of Incorporation

10.01 Loan Agreement By and Between Winston SPE LLC and CMF Capital Company, LLC, dated as of November 3, 1998

10.02 Promissory note dated November 3, 1998 by and between Winston SPE LLC and CMF Capital Company, LLC

27.            Financial Data Schedule (For SEC use only).