Form 10-Q/A
period 1998-03-31
WINSTON HOTELS INC
filed 1999-02-23
CIK 920605

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, DC 20549


                                   FORM 10-Q/A
                                (AMENDMENT NO. 2)



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

================================================================================

                              WINSTON HOTELS, INC.
                                      INDEX

The Registrant hereby amends its Quarterly Report on Form 10-Q/A (Amendment No.
1) for the period ended March 31, 1998, filed with the Securities and Exchange Commission on August 17, 1998 to reflect a change in accounting principle effective January 1, 1998. This change resulted from the withdrawal of the consensus reached by the Financial Accounting Standards Board's Emerging Issues Task Force regarding EITF 98-9 "Accounting for Contingent Rent in Interim Financial Periods," (originally issued on May 21, 1998) on November 19, 1998.


                                                                                                                     Page
                                                                                                                     ----
PART I.           FINANCIAL INFORMATION

Item 1.           WINSTON HOTELS, INC.

                           Consolidated Balance Sheets as of March 31, 1998 (unaudited) and
                           December 31, 1997                                                                           3

                           Unaudited Consolidated Statements of Income for the three months ended
                           March 31, 1998 and 1997                                                                     4

                           Unaudited Consolidated Statements of Cash Flows for the three months ended
                           March 31, 1998 and 1997                                                                     5

                           Notes to Consolidated Financial Statements                                                  6

                  CAPSTAR WINSTON COMPANY, L.L.C.  (1)

                           Balance Sheets as of March 31, 1998 (unaudited) and December 31, 1997                       8

                           Unaudited Statement of Income for the three months ended March 31, 1998                     9

                           Unaudited Statement of Cash Flows for the three months ended
                           March 31, 1998                                                                             10

                           Note to Financial Statements                                                               11

                  WINSTON HOSPITALITY, INC. (1)

                           Unaudited Statement of Income for the three months ended
                           March 31, 1997                                                                             12

                           Unaudited Statement of Cash Flows for the three months ended
                           March 31, 1997                                                                             13

                           Note to Financial Statements                                                               14

Item 2.           Management's Discussion and Analysis of Financial Condition and Results
                  of Operations                                                                                       15

PART II.          OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K                                                                    19

                  SIGNATURES                                                                                          20

                  EXHIBIT INDEX                                                                                       21

         (1) The financial statements of CapStar Winston Company, L.L.C. and Winston Hospitality, Inc. are included in this report as they contain material information with respect to the Company's investment in hotel properties. For the three months ended March 31, 1998, CapStar Winston Company, L.L.C. served as the lessee of all 41 of Winston Hotels, Inc.'s (the "Company's") hotels. For the three months ended March 31, 1997, Winston Hospitality, Inc. served as the lessee of all 31 of the Company's hotels. In November 1997, CapStar Winston Company, L.L.C. replaced Winston Hospitality, Inc. as the lessee of all 38 of the Company's hotels. These two companies are not affiliated with the Company other than their lessee relationships.

                              WINSTON HOTELS, INC.
                           CONSOLIDATED BALANCE SHEETS
                   ($ IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                                                 March 31, 1998  December 31, 1997
                                                                                 --------------  -----------------
                                                                                  (unaudited)
                                     ASSETS

Investment in hotel properties:
      Land                                                                          $  31,993       $  27,504
      Buildings and improvements                                                      259,571         224,535
      Furniture and equipment                                                          26,658          22,528
                                                                                    ---------       ---------
      Operating properties                                                            318,222         274,567
      Less accumulated depreciation                                                   (24,726)        (21,572)
                                                                                    ---------       ---------
                                                                                      293,496         252,995
      Properties under development                                                     21,377          26,490
                                                                                    ---------       ---------
Net investment in hotel properties                                                    314,873         279,485
Corporate FF&E, net                                                                       139              23
Cash and cash equivalents                                                               1,041             164
Lease revenue receivable                                                                6,910           5,682
Deferred expenses, net                                                                  1,596           1,403
Prepaid expenses and other assets                                                       2,505           1,070
                                                                                    ---------       ---------
           Total Assets                                                             $ 327,064       $ 287,827
                                                                                    =========       =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Due to banks                                                                        $  86,881       $  44,081
Accounts payable and accrued expenses                                                   1,700           3,527
Distributions payable                                                                   6,605           6,950
Minority interest in Partnership                                                       15,259          15,779
                                                                                    ---------       ---------
           Total liabilities                                                          110,445          70,337
                                                                                    ---------       ---------

Shareholders' equity:
      Preferred stock, $.01 par value, 10,000 shares authorized,
        3,000 shares issued and outstanding (liquidation preference of
        $76,734 and $77,100)                                                               30              30
      Common stock, $.01 par value, 50,000 shares authorized,
        16,299 and 16,194 shares issued and outstanding                                   163             162
      Additional paid-in capital                                                      224,598         223,427
      Unearned compensation                                                              (391)           (106)
      Distributions in excess of earnings                                              (7,781)         (6,023)
                                                                                    ---------       ---------
           Total shareholders' equity                                                 216,619         217,490
                                                                                    ---------       ---------
           Total liabilities and shareholders' equity                               $ 327,064       $ 287,827
                                                                                    =========       =========

    The accompanying notes are an integral part of the financial statements.

                              WINSTON HOTELS, INC.
                   UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                             Three Months         Three Months
                                                                                 Ended                Ended
                                                                            March 31, 1998       March 31, 1997
                                                                            --------------       --------------
Revenue:
      Percentage lease revenue                                                 $10,073               $ 7,148
      Interest and other income                                                     49                    30
                                                                               -------               -------
                  Total revenue                                                 10,122                 7,178
                                                                               -------               -------

Expenses:
      Real estate taxes and property and casualty insurance                        979                   565
      General and administrative                                                   599                   370
      Interest                                                                     625                   815
      Depreciation                                                               3,158                 2,222
      Amortization                                                                  87                    40
                                                                               -------               -------
                  Total expenses                                                 5,448                 4,012
                                                                               -------               -------

                  Income before allocation to minority interest                  4,674                 3,166
Income allocation to minority interest                                             297                   230
                                                                               -------               -------

                  Net income                                                     4,377                 2,936
Preferred stock distribution                                                     1,734                    --
                                                                               -------               -------

                  Net income applicable to common shareholders                 $ 2,643               $ 2,936
                                                                               =======               =======

Earnings per share:
      Net income per common share                                              $  0.16               $  0.19
                                                                               =======               =======

      Net income per common share assuming dilution                            $  0.16               $  0.18
                                                                               =======               =======

      Weighted average number of common shares                                  16,224                15,815
                                                                               =======               =======

      Weighted average number of common shares assuming dilution                18,042                17,154
                                                                               =======               =======

    The accompanying notes are an integral part of the financial statements.

                              WINSTON HOTELS, INC.
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                ($ IN THOUSANDS)


                                                                                       Three Months              Three Months
                                                                                          Ended                     Ended
                                                                                      March 31, 1998            March 31, 1997
                                                                                      --------------            --------------
Cash flows from operating activities:
      Net income                                                                          $  4,377                $ 2,936
      Adjustments to reconcile net income to net cash provided by operating activities:
            Minority interest                                                                  297                    230
            Depreciation                                                                     3,158                  2,222
            Amortization of franchise fees                                                      30                     22
            Amortization recorded as interest expense                                           91                    112
            Unearned compensation amortization                                                  57                     18
      Changes in assets and liabilities:
            Lease revenue receivable                                                        (1,228)                  (153)
            Prepaid expenses and other assets                                                   38                   (219)
            Current liabilities                                                             (1,827)                  (337)
                                                                                          --------                -------
                          Net cash provided by operating activities                          4,993                  4,831
                                                                                          --------                -------

Cash flows from investing activities:
      Deferred acquisition costs                                                              (100)                   (32)
      Prepaid acquisition costs                                                             (1,548)                    --
      Investment in hotel properties                                                       (39,250)                (3,501)
      Sale of land parcel                                                                      445                     --
                                                                                          --------                -------
                         Net cash used in investing activities                             (40,453)                (3,533)
                                                                                          --------                -------

Cash flows from financing activities:
      Fees paid to increase and extend line of credit                                           --                     (6)
      Net proceeds from issuance of stock                                                      485                    200
      Payment of distributions to shareholders                                              (6,478)                (4,029)
      Payment of distributions to minority interest                                           (470)                  (323)
      Increase in line of credit borrowing                                                  42,800                  2,931
                                                                                          --------                -------
                       Net cash provide by (used in) financing activities                   36,337                 (1,227)
                                                                                          --------                -------

Net increase in cash and cash equivalents                                                      877                     71

Cash and cash equivalents at beginning of period                                               164                    234
                                                                                          --------                -------
Cash and cash equivalents at end of period                                                $  1,041                $   305
                                                                                          ========                =======

Supplemental disclosure:
            Cash paid for interest                                                        $    780                $   384
                                                                                          ========                =======

Summary of non-cash investing and financing activities:
      Investment in hotel properties payable                                              $      8                $ 2,327
      Distributions declared but not paid                                                    6,605                  4,613
      Conversion of partnership units for common shares                                        152                     --
      Deferred equity compensation                                                             339                     --
      Minority interest payable adjustment due to the exercise of stock
         options and conversion of partnership units for common shares                         196                     --
                                                                                          ========                =======

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

                                                                     PRO FORMA FOR THE
                                                                  QUARTER ENDED MARCH 31,
                                                                  -----------------------
                                                                    1998           1997
                                                                  -------        -------
Percentage lease and other revenue                                $10,695        $10,250
                                                                  -------        -------
Expenses:
Real estate taxes and property and casualty insurance               1,001            830
   General and administrative                                         601            390
   Depreciation                                                     3,243          2,863
   Amortization                                                        87             50
   Interest expense                                                   786            729
                                                                  -------        -------
     Total expense                                                  5,718          4,862
                                                                  -------        -------
     Income before allocation to minority interest                  4,977          5,388
                                                                  -------        -------
 Income allocation to minority interest                               319            441
 Preferred stock distribution                                       1,734          1,734
                                                                  -------        -------
     Net income applicable to common shareholders                 $ 2,924        $ 3,213
                                                                  -------        -------

Net income per common share                                       $  0.18        $  0.20
                                                                  =======        =======

Net income per common share assuming dilution                     $  0.18        $  0.20
                                                                  =======        =======

Weighted average number of common shares                           16,224         15,815
                                                                  =======        =======

Weighted average number of common shares assuming dilution
                                                                   18,042         17,969
                                                                  =======        =======

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

         The following is a reconciliation of the net income applicable to common shareholders used in the net income per common share calculation to the income before allocation to minority interest used in the net income per common share - assuming dilution:

                                                   QUARTER ENDED MARCH 31,
                                                   -----------------------
                                                     1998           1997
                                                   -------        --------
Net income                                         $4,377         $2,936
Less: preferred shares distribution                 1,734             --
                                                   ------         ------
Net income applicable to common shareholders        2,643          2,936
Plus: income allocation to minority interest          297            230
                                                   ------         ------
Net income assuming dilution                       $2,940         $3,166
                                                   ======         ======

         The following is a reconciliation of the weighted average shares used in net income per common share to the weighted average shares used in the net income per common share - assuming dilution:

                                               QUARTER ENDED MARCH 31,
                                               -----------------------
                                                 1998          1997
                                               -------        --------
Weighted average number of common shares       16,224         15,815
Units with redemption rights                    1,769          1,265
Stock options                                      49             73
                                               ------         ------
Weighted average number of common shares
     assuming dilution                         18,042         17,154
                                               ======         ======

5.       SUBSEQUENT EVENTS:

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

                         CAPSTAR WINSTON COMPANY, L.L.C.
                                  BALANCE SHEET
                                ($ IN THOUSANDS)



                                                                                   March 31, 1998       December 31, 1997
                                                                                   --------------       -----------------
                                     ASSETS

Current assets:                                                                    (unaudited)
     Cash and cash equivalents                                                        $ 6,198               $ 3,393
     Accounts receivable                                                                2,527                 1,614
     Due from Winston Hospitality, Inc.                                                   526                 1,636
     Due from CapStar Management Company, L.P.                                            456                   385
     Deposits and other assets                                                            206                   197
                                                                                      -------               -------
                  Total current assets                                                  9,913                 7,225
                                                                                      -------               -------

Furniture, fixtures and equipment, net of accumulated
  depreciation of $17 and $5                                                              289                   241
Intangible assets, net of accumulated amortization of $321 and $93                     33,915                34,088
Deferred franchise costs, net of accumulated amortization of $24 and $7                   585                   601
                                                                                      -------               -------
                                                                                      $44,702               $42,155
                                                                                      =======               =======


                        LIABILITIES AND MEMBERS' CAPITAL

Current liabilities:
     Accounts payable                                                                 $ 1,688               $ 1,459
     Accrued expenses                                                                   3,196                 2,920
     Percentage lease payable to Winston Hotels, Inc.                                   6,910                 5,682
     Advance deposits                                                                     174                   135
                                                                                      -------               -------
                  Total current liabilities                                            11,968                10,196
                                                                                      -------               -------
Members' capital                                                                       32,734                31,959
                                                                                      -------               -------
                                                                                      $44,702               $42,155
                                                                                      =======               =======

                 See accompanying notes to financial statements.

                         CAPSTAR WINSTON COMPANY, L.L.C.
                        UNAUDITED STATEMENT OF OPERATIONS
                      FOR THE QUARTER ENDED MARCH 31, 1998
                                ($ IN THOUSANDS)

Revenue:
     Rooms                                                   $22,573
     Food and beverage                                           901
     Telephone and other operating departments                 1,170
                                                             -------
              Total revenue                                   24,644
                                                             -------

Operating costs and expenses:
     Rooms                                                     4,904
     Food and beverage                                           682
     Telephone and other operating departments                   473
Undistributed expenses:
     Lease expense                                            10,073
     Administrative and general                                2,482
     Sales and marketing                                         826
     Franchise fees                                            1,609
     Repairs and maintenance                                   1,222
     Energy                                                      895
     Other                                                       446
     Depreciation and amortization                               257
                                                             -------
              Total expenses                                  23,869
                                                             -------

Net income                                                   $   775
                                                             =======


                 See accompanying notes to financial statements.

                         CAPSTAR WINSTON COMPANY, L.L.C.
                        UNAUDITED STATEMENT OF CASH FLOWS
                      FOR THE QUARTER ENDED MARCH 31, 1998
                                ($ IN THOUSANDS)

Cash flows from operating activities:
     Net income                                                                                      $   775
     Adjustments to reconcile net income to net cash provided by operating activities:
         Depreciation and amortization                                                                   257
         Increase in accounts receivable                                                                (913)
         Decrease in due from Winston Hospitality, Inc.                                                1,110
         Increase in due from CapStar Management Company, L.P.                                           (71)
         Increase in deposits and other assets                                                            (9)
         Increase in accounts payable and accrued expenses                                               505
         Increase in percentage lease payable to Winston Hotels, Inc.                                  1,228
         Increase in advance deposits                                                                     39
                                                                                                     -------
Net cash provided by operating activities                                                              2,921
                                                                                                     -------

Cash flows from investing activities:
     Additions of furniture, fixtures and equipment                                                      (76)
     Proceeds from sale of fixed assets                                                                   16
     Additions to intangible assets                                                                      (56)
                                                                                                     -------
Net cash used in investing activities                                                                   (116)
                                                                                                     -------

Net increase in cash and cash equivalents                                                              2,805
Cash and cash equivalents at beginning of period                                                       3,393
                                                                                                     -------

Cash and cash equivalents at end of period                                                           $ 6,198
                                                                                                     =======


                 See accompanying notes to financial statements.

                         CAPSTAR WINSTON COMPANY, L.L.C.
                          NOTES TO FINANCIAL STATEMENTS


The accompanying unaudited financial statements reflect, in the opinion of CapStar Winston Company, L.L.C. management, all adjustments necessary for a fair presentation of the interim financial statements. All such adjustments are of a normal and recurring nature.

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

                            WINSTON HOSPITALITY, INC.
                          UNAUDITED STATEMENT OF INCOME
                                ($ IN THOUSANDS)



                                                   Three Months
                                                       Ended
                                                  March 31, 1997
                                                  --------------
Revenue:
      Room revenue                                   $16,325
      Food and beverage revenue                          631
      Other revenue, net                                 304
      Interest income                                     22
                                                     -------
                  Total revenue                       17,282
                                                     -------

Expenses:
      Property and operating expenses                  6,218
      Property maintenance and repairs                   868
      Food and beverage expense                          455
      General and administrative                         594
      Franchise costs                                  1,458
      Management fees                                    297
      Percentage lease payments                        7,148
                                                     -------
                  Total expenses                      17,038
                                                     -------
                  Net income                         $   244
                                                     =======


     The accompanying note is an integral part of the financial statements.

                            WINSTON HOSPITALITY, INC.
                        UNAUDITED STATEMENT OF CASH FLOWS
                                ($ IN THOUSANDS)


                                                                                         Three Months
                                                                                             Ended
                                                                                        March 31, 1997
                                                                                        --------------
Cash flows from operating activities:
      Net income                                                                          $   244
      Adjustments to reconcile net income to net cash provided by operating activities:
            Depreciation                                                                       27
            Changes in assets and liabilities:
               Accounts receivable - trade                                                   (194)
               Prepaid expenses and other assets                                               35
               Accounts payable - trade                                                       (14)
               Percentage lease payable to Lessor                                             153
               Accrued expenses and other liabilities                                         240
                                                                                          -------
                        Net cash provided by operating activities                             491
                                                                                          -------

Cash flows from investing activities:
      Purchases of furniture, fixtures and equipment                                          (38)
      Advances to lessor, affiliates and shareholders                                      (1,068)
                                                                                          -------
                        Net cash used in investing activities                              (1,106)
                                                                                          -------

Net decrease in cash and cash equivalents                                                    (615)
Cash and cash equivalents at beginning of the period                                        5,463
                                                                                          -------

Cash and cash equivalents at end of period                                                $ 4,848
                                                                                          =======

     The accompanying note is an integral part of the financial statements.

                            WINSTON HOSPITALITY, INC.
                          NOTE TO FINANCIAL STATEMENTS



The accompanying unaudited financial statements reflect, in the opinion of Winston Hospitality, Inc. management, all adjustments necessary for a fair presentation of the interim financial statements. All such adjustments are of a normal and recurring nature.

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

                                  First Quarter 1998                  First Quarter 1997
                              --------------------------         -----------------------------
                              Acquisitions    Properties         Acquisitions       Properties
                                 during        owned at             during           owned at
 Type of Hotel                 the quarter     March 31           the quarter        March 31
 -------------                 -----------     --------           -----------        --------
 Limited-service hotels            --             35                  --                28
 Extended-stay hotels               2              4                  --                 2
 Full-service hotels                1              2                  --                 1
                                   --             --                  --                --
 Total                              3             41                  --                31
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

THE LESSEE

ACTUAL - THREE MONTHS ENDED MARCH 31, 1998 VS ACTUAL - THREE MONTHS ENDED MARCH 31, 1997

The following table sets forth certain historical financial information for the Current Hotels for the periods indicated:

                                                    Three Months Ended             Three Months Ended
                                                      March 31, 1998                 March 31, 1997
                                                    ------------------           --------------------
Revenue:
   Rooms                                            $22,573         91.6%        $16,325         92.3%
   Food and beverage                                    901          3.7%            624          3.5%
   Telephone and other operating departments          1,170          4.7%            742          4.2%
                                                    -------        -----         -------        -----
         Total revenue                               24,644        100.0%         17,691        100.0%
                                                    -------        -----         -------        -----

Operating costs and expenses:
   Rooms                                              4,904         19.9%          3,431         19.4%
   Food and beverage                                    682          2.8%            445          2.5%
   Telephone and other operating departments            473          1.9%            404          2.3%
Undistributed expenses:
   Lease                                             10,073         40.9%          7,148         40.4%
   Administrative and general                         2,482         10.1%          2,234         12.6%
   Sales and marketing                                  826          3.4%            662          3.7%
   Franchise fees                                     1,609          6.5%          1,118          6.3%
   Repairs and maintenance                            1,222          5.0%            915          5.2%
   Energy                                               895          3.6%            695          3.9%
   Other                                                446          1.8%            368          2.1%
   Depreciation and amortization                        257          1.0%             27          0.2%
                                                    -------        -----         -------        -----
         Total expenses                              23,869         96.9%         17,447         98.6%
                                                    =======        =====         =======        =====
         Net income                                 $   775          3.1%        $   244          1.4%
                                                    =======        =====         =======        =====

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


                                             WINSTON HOTELS, INC.



Date  February 23, 1999                      /s/ James D. Rosenberg
      -----------------                      ----------------------
                                             James D. Rosenberg
                                             President, Chief Financial Officer
                                               and Chief Operating Officer
                                             (Authorized officer and Principal
                                               Financial Officer)

                              WINSTON HOTELS, INC.
                 FORM 10-Q for the quarter ended March 31, 1998

                                  EXHIBIT INDEX

Exhibit
Number                     Description of Exhibit
------                     ----------------------
27.                        Financial Data Schedule (For SEC use only).