Form 10-Q/A
period 1998-06-30
WINSTON HOTELS INC
filed 1999-02-23
CIK 920605

================================================================================

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

                              WINSTON HOTELS, INC.
                                      INDEX

The Registrant hereby amends its Quarterly Report on Form 10-Q for the period ended June 30, 1998, filed with the Securities and Exchange Commission on August 14, 1998 to reflect a change in accounting principle effective January 1, 1998. This change resulted from the withdrawal of the consensus reached by the Financial Accounting Standards Board's Emerging Issues Task Force regarding EITF 98-9 "Accounting for Contingent Rent in Interim Financial Periods," (originally issued on May 21, 1998) on November 19, 1998.

                                                                                                                     Page
                                                                                                                     ----
PART I.           FINANCIAL INFORMATION

Item 1.           WINSTON HOTELS, INC.

                           Consolidated Balance Sheets as of June 30, 1998 (unaudited) and
                           December 31, 1997                                                                           3

                           Unaudited Consolidated Statements of Operations for the three and six months
                           ended June 30, 1998 and 1997                                                                4

                           Unaudited Consolidated Statements of Cash Flows for the six months ended
                           June 30, 1998 and 1997                                                                      5

                           Notes to Consolidated Financial Statements                                                  6

                  CAPSTAR WINSTON COMPANY, L.L.C. (1)

                           Balance Sheets as of June 30, 1998 (unaudited) and December 31, 1997                        9

                           Unaudited Statements of Income for the three and six months ended
                           June 30, 1998                                                                              10

                           Unaudited Statement of Cash Flows for the six months ended
                           June 30, 1998                                                                              11

                           Notes to Financial Statements                                                              12

                  WINSTON HOSPITALITY, INC. (1)

                           Unaudited Statements of Income for the three and six months ended
                           June 30, 1997                                                                              13

                           Unaudited Statement of Cash Flows for the six months ended
                           June 30, 1997                                                                              14

                           Notes to Financial Statements                                                              15

Item 2.           Management's Discussion and Analysis of Financial Condition and Results
                  of Operations                                                                                       16

PART II.          OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K                                                                    23

                  SIGNATURES                                                                                          24

                  EXHIBIT INDEX                                                                                       25

         (1)      The financial statements of CapStar Winston Company, L.L.C.
                  and Winston Hospitality, Inc. are included in this report as they contain material information with respect to the Company's investment in hotel properties. For the six months ended June 30, 1998, CapStar Winston Company, L.L.C. served as the lessee of 47 of Winston Hotels, Inc.'s (the "Company's")
                  49 hotels. For the six months ended June 30, 1997, Winston
                  Hospitality, Inc. served as the lessee of all 32 of the Company's hotels. In November 1997, CapStar Winston Company,
                  L.L.C. replaced Winston Hospitality, Inc. as the lessee of all 38 of the Company's hotels. These two companies are not affiliated with the Company other than their lessee relationships.

                              WINSTON HOTELS, INC.
                           CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                     ASSETS

                                                                         June 30, 1998    December 31, 1997
                                                                         -------------    -----------------
                                                                          (unaudited)
Investment in hotel properties:
     Land                                                                  $  40,464         $  27,504
     Buildings and improvements                                              331,532           224,535
     Furniture and equipment                                                  34,270            22,528
                                                                           ---------         ---------
     Operating properties                                                    406,266           274,567
     Less accumulated depreciation                                           (28,632)          (21,572)
                                                                           ---------         ---------
                                                                             377,634           252,995
     Properties under development                                             11,617            26,490
                                                                           ---------         ---------
         Net investment in hotel properties                                  389,251           279,485
Corporate FF&E, net                                                              231                23
Cash and cash equivalents                                                        408               164
Lease revenue receivable                                                      10,457             5,682
Deferred expenses, net                                                         1,338             1,403
Prepaid expenses and other assets                                                842             1,070
                                                                           ---------         ---------
         Total assets                                                      $ 402,527         $ 287,827
                                                                           =========         =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Due to banks                                                               $ 160,776         $  44,081
Accounts payable and accrued expenses                                          3,045             3,527
Distributions payable                                                          6,609             6,950
Minority interest in Partnership                                              15,246            15,779
                                                                           ---------         ---------
         Total liabilities                                                   185,676            70,337
                                                                           ---------         ---------

Shareholders' equity:
    Preferred stock, $.01 par value, 10,000 shares authorized,
     3,000 shares issued and outstanding (liquidation preference of
     $76,734 and $77,100)                                                         30                30
    Common stock, $.01 par value, 50,000 shares authorized,
      16,314 and 16,194 shares issued and outstanding                            163               162
    Additional paid-in capital                                               224,787           223,427
    Unearned compensation                                                       (396)             (106)
    Distributions in excess of earnings                                       (7,733)           (6,023)
                                                                           ---------         ---------
         Total shareholders' equity                                          216,851           217,490
                                                                           ---------         ---------
         Total liabilities and shareholders' equity                        $ 402,527         $ 287,827
                                                                           =========         =========



    The accompanying notes are an integral part of the financial statements.

                              WINSTON HOTELS, INC.
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                     Three Months     Three Months      Six Months      Six Months
                                                         Ended            Ended            Ended           Ended
                                                    June 30, 1998     June 30, 1997    June 30,1998    June 30, 1997
                                                    -------------     -------------    ------------    -------------
Revenue:
   Percentage lease revenue                             $14,999          $ 9,622          $25,071          $16,770
   Interest and other income                                 65               24              114               54
                                                        -------          -------          -------          -------
            Total revenue                                15,064            9,646           25,185           16,824
                                                        -------          -------          -------          -------

Expenses:
   Real estate taxes and property and casualty
     insurance                                            1,283              591            2,262            1,156
   General and administrative                             1,164              492            1,763              862
   Interest                                               1,954              996            2,579            1,811
   Depreciation                                           3,916            2,348            7,074            4,570
   Amortization                                              89               41              176               81
                                                        -------          -------          -------          -------
            Total expenses                                8,406            4,468           13,854            8,480
                                                        -------          -------          -------          -------

            Income before allocation to
              minority interest                           6,658            5,178           11,331            8,344

Income allocation to minority interest                      469              381              767              611
                                                        -------          -------          -------          -------

            Net income                                    6,189            4,797           10,564            7,733
Preferred stock distribution                              1,734               --            3,469               --
                                                        -------          -------          -------          -------

            Net income applicable to common
              shareholders                              $ 4,455          $ 4,797          $ 7,095          $ 7,733
                                                        =======          =======          =======          =======

Earnings per share:
   Net income per common share                          $  0.27          $  0.30          $  0.44          $  0.49
                                                        =======          =======          =======          =======
   Net income per common share assuming
     dilution                                           $  0.27          $  0.30          $  0.44          $  0.49
                                                        =======          =======          =======          =======
   Weighted average number of common shares              16,302           15,820           16,263           15,817
                                                        =======          =======          =======          =======
   Weighted average number of common shares
     assuming dilution                                   18,068           17,145           18,055           17,149
                                                        =======          =======          =======          =======




    The accompanying notes are an integral part of the financial statements.

                              WINSTON HOTELS, INC.
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                ($ IN THOUSANDS)

                                                                             Six Months          Six Months
                                                                                Ended               Ended
                                                                            June 30, 1998       June 30, 1997
                                                                            -------------       -------------
Cash flows from operating activities:
   Net income                                                                 $  10,564           $  7,733
   Adjustments to reconcile net income to net cash provided by operating activities:
         Minority interest                                                          767                611
         Depreciation                                                             7,074              4,570
         Amortization of franchise fees                                              66                 44
         Amortization recorded as interest expense                                  183                219
         Unearned compensation amortization                                         110                 37
    Changes in assets and liabilities:
         Lease revenue receivable                                                (4,775)            (2,543)
         Prepaid expenses and other assets                                          191               (909)
         Accounts payable and accrued expenses                                     (482)               427
                                                                              ---------           --------
                 Net cash provided by operating activities                       13,698             10,189
                                                                              ---------           --------
Cash flows from investing activities:
   Deferred acquisition costs                                                        --                (27)
   Prepaid acquisition costs                                                       (400)               (65)
   Investment in hotel properties                                              (117,234)           (21,426)
   Sale of land parcel                                                              445                 --
                                                                              ---------           --------
                 Net cash used in investing activities                         (117,189)           (21,518)
                                                                              ---------           --------
Cash flows from financing activities:
   Fees paid to increase and extend line of credit                                   (5)               (81)
   Net proceeds from issuance of stock                                              600                200
   Payment of distributions to shareholders                                     (12,615)            (8,300)
   Payment of distributions to minority interest                                   (940)              (665)
   Net increase in line of credit borrowing                                      73,795             20,281
   Increase in demand notes                                                      42,900                 --
                                                                              ---------           --------
                 Net cash provided by financing activities                      103,735             11,435
                                                                              ---------           --------
Net increase in cash and cash equivalents                                           244                106

Cash and cash equivalents at beginning of period                                    164                234
                                                                              ---------           --------
Cash and cash equivalents at end of period                                    $     408           $    340
                                                                              =========           ========
Supplemental disclosure:
         Cash paid for interest                                               $   2,678           $  1,299
                                                                              =========           ========
Summary of non-cash investing and financing activities:
   Investment in hotel properties payable                                     $      --           $  1,557
   Distributions declared but not paid                                            6,609              4,613
   Conversion of partnership units for common shares                                152                 --
   Unearned compensation                                                            400                 --
   Minority interest payable adjustment due to the exercise of stock
      options and conversion of partnership units for common shares                 208                 --



    The accompanying notes are an integral part of the financial statements.

                              WINSTON HOTELS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



1.       ORGANIZATION

         Winston Hotels, Inc. (the "Company") operates so as to qualify as a real estate investment trust ("REIT") for federal income tax purposes. The accompanying unaudited consolidated financial statements reflect, in the opinion of management, all adjustments necessary for a fair presentation of the interim financial statements. All such adjustments are of a normal and recurring nature. Due to the seasonality of the hotel business, the information for the three and six months ended June 30, 1998 and the information for the three and six months ended June 30, 1997 are not necessarily indicative of the results for a full year.

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

                                                                       PRO FORMA FOR THE
                                                                     SIX MONTHS ENDED JUNE 30,
                                                                     -------------------------
                                                                         1998           1997
                                                                         ----           ----

         Percentage lease and other revenue                           $27,130        $24,300
                                                                      -------        -------
         Expenses:
         Real estate taxes and property and casualty insurance          2,500          1,928
           General and administrative                                   1,772            910
           Depreciation                                                 7,417          6,115
           Amortization                                                   177            102
           Interest expense                                             3,265          2,186
                                                                      -------        -------
              Total expense                                            15,131         11,241
                                                                      -------        -------
              Income before allocation to minority interest            11,999         13,059
                                                                      -------        -------

         Income allocation to minority interest                           831          1,158
         Preferred stock distribution                                   3,469          3,469
                                                                      -------        -------
              Net income applicable to common shareholders            $ 7,699        $ 8,432
                                                                      -------        -------

                              WINSTON HOTELS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


         Net income per common share                              $          0.47        $     0.53
                                                                  ===============        ==========

         Net income per common share assuming dilution            $          0.47        $     0.53
                                                                  ===============        ==========

         Weighted average number of common shares                          16,263            15,817
                                                                  ===============        ==========

         Weighted average number of common shares assuming
            dilution                                                       18,055            17,964
                                                                  ===============        ==========

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


                                                     Three Months       Three Months        Six Months         Six Months
                                                        Ended              Ended              Ended              Ended
                                                    June 30, 1998      June 30, 1997     June 30, 1998       June 30, 1997
                                                    -------------      -------------     -------------       -------------
Net income                                              $6,189            $4,797            $10,564            $7,733
Less: preferred stock distribution                       1,734                --              3,469                --
                                                        ------            ------            -------            ------
Net income applicable to common shareholders             4,455             4,797              7,095             7,733
Plus: income allocation to minority interest               469               381                767               611
                                                        ======            ======            =======            ======
Net income assuming dilution                            $4,924            $5,178            $ 7,862            $8,344
                                                        ======            ======            =======            ======


         The following is a reconciliation of the weighted average shares used in the calculation of net income per common share to the weighted average shares used in the calculation of net income per common share - assuming dilution.


                                                  Three Months    Three Months       Six Months         Six Months
                                                     Ended            Ended             Ended              Ended
                                                 June 30, 1998    June 30, 1997     June 30, 1998     June 30, 1997
                                                 -------------    -------------     -------------     -------------
Weighted average number of common shares            16,302            15,820            16,263            15,817
Units with redemption rights                         1,739             1,265             1,754             1,265
Stock options                                           27                60                38                67
                                                    ======            ======            ======            ======
Weighted average number of common shares
     Assuming dilution                              18,068            17,145            18,055            17,149
                                                    ======            ======            ======            ======


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

                         CAPSTAR WINSTON COMPANY, L.L.C.
                                 BALANCE SHEETS
                                ($ IN THOUSANDS)

                                     ASSETS

                                                                              June 30, 1998  December 31, 1997
                                                                              -------------  -----------------
 Current assets:                                                               (unaudited)
     Cash and cash equivalents                                                   $ 6,975          $ 3,393
     Accounts receivable                                                           3,586            1,614
     Due from Winston Hospitality, Inc.                                               --            1,636
     Due from CapStar Management Company, L.P.                                     4,920              385
     Deposits and other assets                                                       318              197
                                                                                 -------          -------
                  Total current assets                                            15,799            7,225

Furniture, fixtures and equipment, net of accumulated
  depreciation of $35 and $5                                                         305              241
Intangible assets, net of accumulated amortization of $549 and $93                33,674           34,088
Deferred franchise costs, net of accumulated amortization of $40 and $7              569              601
                                                                                 -------          -------

                                                                                 $50,347          $42,155
                                                                                 =======          =======


                        LIABILITIES AND MEMBERS' CAPITAL

Current liabilities:
     Accounts payable                                                            $ 1,843          $ 1,459
     Accrued expenses                                                              4,866            2,920
     Percentage lease payable                                                     10,537            5,682
     Advance deposits                                                                218              135
                                                                                 -------          -------
                  Total current liabilities                                       17,464           10,196


Members' capital                                                                  32,883           31,959
                                                                                 -------          -------
                                                                                 $50,347          $42,155
                                                                                 =======          =======








                See accompanying notes to financial statements.

                         CAPSTAR WINSTON COMPANY, L.L.C.
                         UNAUDITED STATEMENTS OF INCOME
                                ($ IN THOUSANDS)

                                                   Three Months      Six Months
                                                      Ended             Ended
                                                  June 30, 1998     June 30, 1998
                                                  -------------     -------------
Revenue:
   Rooms                                              $30,266          $52,839
   Food and beverage                                    1,804            2,705
   Telephone and other operating departments            1,487            2,657
                                                      -------          -------
            Total revenue                              33,557           58,201
                                                      -------          -------

Operating costs and expenses:
   Rooms                                                6,583           11,487
   Food and beverage                                    1,375            2,058
   Telephone and other operating departments              741            1,214
Undistributed expenses:
   Lease expense                                       14,792           24,865
   Administrative and general                           2,904            5,386
   Sales and marketing                                  1,197            2,023
   Franchise fees                                       2,228            3,836
   Repairs and maintenance                              1,544            2,766
   Energy                                               1,214            2,109
   Other                                                  568            1,014
   Depreciation and amortization                          262              519
                                                      -------          -------
            Total expenses                             33,408           57,277
                                                      -------          -------

            Net income                                $   149          $   924
                                                      =======          =======



                See accompanying notes to financial statements.

                         CAPSTAR WINSTON COMPANY, L.L.C.
                        UNAUDITED STATEMENT OF CASH FLOWS
                                ($ IN THOUSANDS)

                                                                                               Six Months
                                                                                                  Ended
                                                                                              June 30, 1998
                                                                                              -------------
Cash flows from operating activities:
     Net income                                                                                 $   924
     Adjustments to reconcile net income to net cash provided by operating activities:
         Depreciation and amortization                                                              519
         Loss on sale of fixed assets                                                                 2
         Increase in accounts receivable                                                           (336)
         Increase in due from CapStar Management Company, L.P.                                   (4,535)
         Increase in deposits and other assets                                                     (121)
         Increase in accounts payable and accrued expenses                                        2,330
        Increase in percentage lease payable                                                      4,855
        Increase in advance deposits                                                                 83
                                                                                                -------
Net cash provided by operating activities                                                         3,721
                                                                                                -------

Cash flows from investing activities:
     Additions of furniture, fixtures and equipment                                                (112)
     Additions to intangible assets                                                                 (42)
     Proceeds from sale of fixed assets                                                              15
                                                                                                -------
Net cash used in investing activities                                                              (139)
                                                                                                -------

Net increase in cash and cash equivalents                                                         3,582
Cash and cash equivalents at beginning of period                                                  3,393
                                                                                                -------

Cash and cash equivalents at end of period                                                      $ 6,975
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

                            WINSTON HOSPITALITY, INC.
                         UNAUDITED STATEMENTS OF INCOME
                                ($ IN THOUSANDS)


                                                   Three Months      Six Months
                                                      Ended             Ended
                                                  June 30, 1997     June 30, 1997
                                                  -------------     -------------
Revenue:
   Rooms                                              $20,488          $36,813
   Food and beverage                                      764            1,388
   Telephone and other operating departments            1,024            1,766
                                                      -------          -------
         Total revenue                                 22,276           39,967
                                                      -------          -------

Operating costs and expenses:
   Rooms                                                4,095            7,526
   Food and beverage                                      503              948
   Telephone and other operating departments              554              958
Undistributed expenses:
   Lease                                                9,622           16,770
   Administrative and general                           2,369            4,603
   Sales and marketing                                    755            1,417
   Franchise fees                                       1,461            2,579
   Repairs and maintenance                              1,010            1,925
   Energy                                                 725            1,420
   Other                                                  418              786
   Depreciation and amortization                           26               53
                                                      -------          -------
         Total expenses                                21,538           38,985
                                                      -------          -------
         Net income                                   $   738          $   982
                                                      =======          =======



    The accompanying notes are an integral part of the financial statements.

                            WINSTON HOSPITALITY, INC.
                        UNAUDITED STATEMENT OF CASH FLOWS
                                ($ IN THOUSANDS)


                                                                Six Months
                                                                  Ended
                                                              June 30, 1997
                                                              -------------
Cash flows from operating activities:
   Net income                                                   $   982
   Adjustments to reconcile net income to net cash provided
      by operating activities:
         Depreciation                                                53
   Changes in assets and liabilities:
         Accounts receivable - trade                               (681)
         Prepaid expenses and other assets                           87
         Accounts payable - trade                                   242
         Percentage lease payable to Lessor                       2,543
         Accrued expenses and other liabilities                     623
                                                                -------
                Net cash provided by operating activities         3,849
                                                                -------
Cash flows from investing activities:
   Purchases of furniture, fixtures and equipment                   (57)
   Advances to lessor, affiliates and shareholders                  (63)
                                                                -------
                Net cash used in investing activities              (120)
                                                                -------
Cash flows from financing activities:
   Distributions to shareholders                                   (392)
                                                                -------

Net increase in cash and cash equivalents                         3,337
Cash and cash equivalents at beginning of the period              5,463
                                                                -------

Cash and cash equivalents at end of period                      $ 8,800
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

RESULTS OF OPERATIONS

The table below outlines the Company's investment in hotel properties for the six months ended June 30, 1998 and 1997.

                                   Six Months Ended                       Six Months Ended
                                     June 30, 1998                         June 30, 1997
                               -------------------------           ---------------------------
                               Additions      Properties           Additions        Properties
                                 during        owned at             during           owned at
 Type of Hotel                 the period       June 30            the period         June 30
 -------------                 ----------       -------            ----------         -------
 Limited-service hotels             1             36                   1                29
 Extended-stay hotels               5              7                  --                 2
 Full-service hotels                5              6                  --                 1
                                    -              -                  --                 -
 Total                             11             49                   1                32
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

THE COMPANY

ACTUAL - THREE MONTHS ENDED JUNE 30, 1998 VS ACTUAL - THREE MONTHS ENDED JUNE 30, 1997

The Company had revenues of $15,064 in 1998, consisting of $14,999 of Percentage Lease revenues and $65 of interest and other income. Percentage Lease revenues increased $5,377 to $14,999 in 1998 from $9,622 in 1997. This increase was comprised of $3,070 due to the 1998 Hotels and $2,307 due to the 1997 Acquired Hotels owned for the entire three-month period in 1998.

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

PRO FORMA - THREE MONTHS ENDED JUNE 30, 1998 VS PRO FORMA - THREE MONTHS ENDED JUNE 30, 1997

The Company had revenues of $15,745 for the three months ended June 30, 1998, consisting of $15,680 of Percentage Lease revenues and $65 of interest and other income. Percentage Lease revenues increased $2,368 to $15,680 in 1998 from $13,312 in 1997. This change was primarily attributable to the opening of eight hotels in 1998.

Real estate taxes and property insurance costs incurred in 1998 were $1,356, an increase of $390 from $966 in 1997. The increase was due primarily to increased property tax assessments and tax rates from 1997 to 1998 as well as additional taxes and insurance paid due to the opening of eight hotels in 1998. General and administrative expenses increased $653 to $1,168 in 1998 from $515 in 1997. The increase was primarily attributable to the increase in size and activities of the Company from 1997 to 1998. Interest expense increased by $850 to $1,975 in 1998 from $1,125 in 1997. The increase was attributable to $1,064 of additional interest expense related primarily to borrowings under the line of credit to fund acquisitions of the five new hotels which opened in 1998 as well as the development of three additional hotels which opened in 1998. This increase was offset by both the capitalization of additional interest costs totaling $125, in connection with the development and certain renovation projects during the respective periods, as well as a reduction in line of credit fees totaling $89. Depreciation increased $921 to $4,011 in 1998 from $3,090 in 1997 primarily due to the opening of eight hotels in 1998 and renovations and other capital expenditures during 1997 and 1998.

ACTUAL - SIX MONTHS ENDED JUNE 30, 1998 VS ACTUAL - SIX MONTHS ENDED JUNE 30,
1997

The Company had revenues of $25,185 in 1998, consisting of $25,071 of Percentage Lease revenues and $114 of interest and other income. Percentage Lease revenues increased $8,301 to $25,071 in 1998 from $16,770 in 1997. Of this increase, $3,553 was due to the 1998 Hotels and $4,748 was due to the 1997 Acquired Hotels owned for the entire six-month period in 1998.

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

PRO FORMA - SIX MONTHS ENDED JUNE 30, 1998 VS PRO FORMA - SIX MONTHS ENDED JUNE 30, 1997

The Company had revenues of $27,130 for the six months ended June 30, 1998, consisting of $27,016 of Percentage Lease revenues and $114 of interest and other income. Percentage Lease revenues increased $2,857 to $27,016 in 1998 from $24,159 in 1997. This increase was comprised of an increase of $2,097 related to the opening of eight hotels in 1998 and an increase of $760 primarily due to higher room rates in 1998 than 1997.

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

ACTUAL - THREE MONTHS ENDED JUNE 30, 1998 VS ACTUAL - THREE MONTHS ENDED JUNE 30, 1997

The following table sets forth certain historical financial information for the Current Hotels for the periods indicated:

                                                            Three Months Ended                    Three Months Ended
                                                              June 30, 1998                          June 30, 1997
                                                        ---------------------------          ---------------------------
Revenue:
   Rooms                                                $30,266               90.2%          $20,488               92.0%
   Food and beverage                                      1,804                5.4%              764                3.4%
   Telephone and other operating departments              1,487                4.4%            1,024                4.6%
                                                        -------              -----           -------              -----
         Total revenue                                   33,557              100.0%           22,276              100.0%
                                                        -------              -----           -------              -----
Operating costs and expenses:
   Rooms                                                  6,583               19.6%            4,095               18.4%
   Food and beverage                                      1,375                4.1%              503                2.3%
   Telephone and other operating departments                741                2.2%              554                2.5%
Undistributed expenses:
   Lease                                                 14,792               44.1%            9,622               43.1%
   Administrative and general                             2,904                8.7%            2,369               10.6%
   Sales and marketing                                    1,197                3.6%              755                3.4%
   Franchise fees                                         2,228                6.6%            1,461                6.6%
   Repairs and maintenance                                1,544                4.6%            1,010                4.5%
   Energy                                                 1,214                3.6%              725                3.3%
   Other                                                    568                1.7%              418                1.9%
   Depreciation and amortization                            262                0.8%               26                0.1%
                                                        -------              -----           -------              -----
         Total expenses                                  33,408               99.6%           21,538               96.7%
                                                        =======              =====           =======              =====
         Net income                                     $   149                0.4%          $   738                3.3%
                                                        =======              =====           =======              =====

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


ACTUAL - SIX MONTHS ENDED JUNE 30, 1998 VS ACTUAL - SIX MONTHS ENDED JUNE 30,
1997

The following table sets forth certain historical financial information for the Current Hotels for the periods indicated:

                                                           Six Months Ended                 Six Months Ended
                                                             June 30, 1998                   June 30, 1997
                                                      -------------------------        -------------------------
Revenue:
   Rooms                                              $52,839             90.8%        $36,813             92.1%
   Food and beverage                                    2,705              4.6%          1,388              3.5%
   Telephone and other operating departments            2,657              4.6%          1,766              4.4%
                                                      -------            -----         -------            -----
         Total revenue                                 58,201            100.0%         39,967            100.0%
                                                      -------            -----         -------            -----

Operating costs and expenses:
   Rooms                                               11,487             19.7%          7,526             18.8%
   Food and beverage                                    2,058              3.5%            948              2.4%
   Telephone and other operating departments            1,214              2.1%            958              2.4%
Undistributed expenses:
   Lease                                               24,865             42.7%         16,770             42.0%
   Administrative and general                           5,386              9.3%          4,603             11.5%
   Sales and marketing                                  2,023              3.5%          1,417              3.5%
   Franchise fees                                       3,836              6.6%          2,579              6.5%
   Repairs and maintenance                              2,766              4.8%          1,925              4.8%
   Energy                                               2,109              3.6%          1,420              3.6%
   Other                                                1,014              1.7%            786              2.0%
   Depreciation and amortization                          519              0.9%             53              0.1%
                                                      -------            -----         -------            -----
         Total expenses                                57,277             98.4%         38,985             97.5%
                                                      =======            =====         =======            =====
         Net income                                   $   924              1.6%        $   982              2.5%
                                                      =======            =====         =======            =====

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

LIQUIDITY AND CAPITAL RESOURCES

The Company finances its operations from operating cash flow, which is principally derived from Percentage Leases. For the six months ended June 30, 1998, cash flow provided by operating activities was $13,698. Funds from operations, as defined below, was $8,840 for the quarter ended June 30, 1998 and $14,936 for the six months ended June 30, 1998. Under Federal income tax law provisions applicable to REITs, the Company is required to distribute at least 95% of its taxable income to maintain its tax status as a REIT. For the six months ended June 30, 1998, the Company declared distributions of $13,214 to its shareholders. Because the Company's annual cash flow from operating activities is expected to exceed its annual taxable income due to depreciation and amortization expenses, the Company expects to be able to meet its distribution requirements out of cash flow from operating activities.

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

SEASONALITY

The hotels' operations historically have been seasonal in nature, reflecting higher REVPAR during the second and third quarters. This seasonality and the structure of the Percentage Leases, which provide for a higher percentage of room revenues above the minimum equal quarterly levels to be paid as Percentage Rent, can be expected to cause significant fluctuations in the Company's quarterly lease revenue under the Percentage Leases.

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

The following presents the Company's calculation of FFO and FFO per share (in thousands, except per share data):

                                                  Three Months Ended               Six Months Ended
                                                       June 30,                       June 30,
                                                ----------------------        ----------------------
                                                  1998           1997           1998           1997
                                                -------        -------        -------        -------
Net income before allocation to minority
   interest                                     $ 6,658        $ 5,178        $11,331        $ 8,344
Plus: depreciation                                3,916          2,348          7,074          4,570
Less: preferred stock dividends                   1,734             --          3,469             --
                                                -------        -------        -------        -------

FFO                                             $ 8,840        $ 7,526        $14,936        $12,914
                                                =======        =======        =======        =======

Weighted average number of common shares
   assuming dilution                             18,068         17,145         18,055         17,149
                                                -------        -------        -------        -------

FFO per share                                   $  0.49        $  0.44        $  0.83        $  0.75
                                                =======        =======        =======        =======

YEAR 2000 MANAGEMENT

In order to address the computer industry's "Year 2000" problem, the Company is in the process of evaluating hardware and software components in place at its principal offices. Management does not believe the costs for any needed upgrades to be significant. The Company is also in the process of determining whether the companies that manage its hotels are in the process of studying the "Year 2000" issue. Upon completion, the Company will determine the extent to which it is vulnerable to third parties' failure to remediate their own "Year 2000" issues and the costs associated with resolving this issue.

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


                                 WINSTON HOTELS, INC.



Date  February 23, 1999               /s/ James D. Rosenberg
      --------------------       --------------------------------------------
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