Form 10-Q/A
period 1998-09-30
WINSTON HOTELS INC
filed 1999-02-23
CIK 920605

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




         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
Yes   X                    No   __
     ---

The number of shares of Common Stock, $.01 par value, outstanding on October 31, 1998 was 16,313,980.

                              WINSTON HOTELS, INC.
                                      INDEX

The Registrant hereby amends its Quarterly Report on Form 10-Q for the period ended September 30, 1998, filed with the Securities and Exchange Commission on November 16, 1998, to reflect a change in accounting principle effective January 1, 1998. This change resulted from the withdrawal of the consensus reached by the Financial Accounting Standards Board's Emerging Issues Task Force regarding EITF 98-9 "Accounting for Contingent Rent in Interim Financial Periods," (originally issued on May 21, 1998) on November 19, 1998.

                                                                                                                     Page
                                                                                                                     ----
PART I.           FINANCIAL INFORMATION

Item 1.           WINSTON HOTELS, INC.

                           Consolidated Balance Sheets as of September 30, 1998 (unaudited) and
                           December 31, 1997                                                                           3

                           Unaudited Consolidated Statements of Income for the three and nine months
                           ended September 30, 1998 and 1997                                                           4

                           Unaudited Consolidated Statements of Cash Flows for the nine months ended
                           September 30, 1998 and 1997                                                                 5

                           Notes to Consolidated Financial Statements                                                  6

                  CAPSTAR WINSTON COMPANY, L.L.C.  (1)

                           Balance Sheets as of September 30, 1998 (unaudited) and December 31, 1997                   9

                           Unaudited Statements of Income for the three and nine months ended
                           September 30, 1998                                                                         10

                           Unaudited Statement of Cash Flows for the nine months ended
                           September 30, 1998                                                                         11

                           Notes to Financial Statements                                                              12

                  WINSTON HOSPITALITY, INC.  (1)

                           Unaudited Statements of Income for the three and nine months ended
                           September 30, 1997                                                                         13

                           Unaudited Statement of Cash Flows for the nine months ended
                           September 30, 1997                                                                         14

                           Notes to Financial Statements                                                              15

Item 2.           Management's Discussion and Analysis of Financial Condition and Results
                  of Operations                                                                                       16

PART II.          OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K                                                                    24

                  SIGNATURES                                                                                          25

                  EXHIBIT INDEX                                                                                       26

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

                              WINSTON HOTELS, INC.
                           CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                     ASSETS

                                                                                  September 30, 1998   December 31, 1997
                                                                                  ------------------   -----------------
                                                                                      (unaudited)
Investment in hotel properties:
      Land                                                                             $  40,454           $  27,504
      Buildings and improvements                                                         341,007             224,535
      Furniture and equipment                                                             28,464              22,528
                                                                                       ---------           ---------
      Operating properties                                                               409,925             274,567
      Less accumulated depreciation                                                      (33,145)            (21,572)
                                                                                       ---------           ---------
                                                                                         376,780             252,995
      Properties under development                                                        15,623              26,490
                                                                                       ---------           ---------
         Net investment in hotel properties                                              392,403             279,485
Corporate FF&E, net                                                                          249                  23
Cash and cash equivalents                                                                    136                 164
Lease revenue receivable                                                                  10,564               5,682
Deferred expenses, net                                                                     1,767               1,403
Prepaid expenses and other assets                                                            788               1,070
                                                                                       ---------           ---------
           Total assets                                                                $ 405,907           $ 287,827
                                                                                       =========           =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Due to banks                                                                           $ 163,876           $  44,081
Accounts payable and accrued expenses                                                      3,803               3,527
Distributions payable                                                                      6,609               6,950
Minority interest in Partnership                                                          15,213              15,779
                                                                                       ---------           ---------
           Total liabilities                                                             189,501              70,337
                                                                                       ---------           ---------

Shareholders' equity:
      Preferred stock, $.01 par value, 10,000 shares authorized, 3,000 shares issued and outstanding (liquidation preference of
        $76,734 and $77,100)                                                                  30                  30
      Common stock, $.01 par value, 50,000 shares authorized,
        16,314 and 16,194 shares issued and outstanding                                      163                 162
      Additional paid-in capital                                                         224,759             223,427
      Unearned compensation                                                                 (353)               (106)
      Distributions in excess of earnings                                                 (8,193)             (6,023)
                                                                                       ---------           ---------
           Total shareholders' equity                                                    216,406             217,490
                                                                                       ---------           ---------
           Total liabilities and shareholders' equity                                  $ 405,907           $ 287,827
                                                                                       =========           =========


    The accompanying notes are an integral part of the financial statements.

                              WINSTON HOTELS, INC.
                   UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                        Three Months        Three Months         Nine Months          Nine Months
                                                           Ended                Ended               Ended                Ended
                                                       Sept. 30, 1998      Sept. 30, 1997       Sept. 30, 1998      Sept. 30, 1997
                                                       --------------      --------------       --------------      --------------
Revenue:
     Percentage lease revenue                               $16,229            $10,328              $41,301            $27,098
     Interest and other income                                   76                 78                  190                132
                                                            -------            -------              -------            -------
              Total revenue                                  16,305             10,406               41,491             27,230
                                                            -------            -------              -------            -------

Expenses:
     Real estate taxes and property and casualty
       insurance                                              1,343                670                3,605              1,826
     General and administrative                               1,395                723                3,158              1,585
     Interest                                                 2,861                977                5,440              2,788
     Depreciation                                             4,526              2,612               11,600              7,182
     Amortization                                                79                 45                  256                127
                                                            -------            -------              -------            -------
              Total expenses                                 10,204              5,027               24,059             13,508
                                                            -------            -------              -------            -------

              Income before allocation to minority
                interest                                      6,101              5,379               17,432             13,722

Income allocation to minority interest                          420                490                1,187              1,100
                                                            -------            -------              -------            -------

              Net income                                      5,681              4,889               16,245             12,622
Preferred stock distribution                                  1,735                366                5,203                366
                                                            -------            -------              -------            -------
              Net income applicable to common
                shareholders                                $ 3,946            $ 4,523              $11,042            $12,256
                                                            =======            =======              =======            =======


Earnings per share:
     Net income per common share                            $  0.24            $  0.28              $  0.68            $  0.77
                                                            =======            =======              =======            =======
     Net income per common share assuming dilution
                                                            $  0.24            $  0.28              $  0.68            $  0.77
                                                            =======            =======              =======            =======
     Weighted average number of common shares                16,314             16,129               16,280             15,923
                                                            =======            =======              =======            =======
     Weighted average number of common shares
       assuming dilution                                     18,054             17,878               18,050             17,395
                                                            =======            =======              =======            =======


    The accompanying notes are an integral part of the financial statements.

                              WINSTON HOTELS, INC.
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                ($ IN THOUSANDS)

                                                                               Nine Months               Nine Months
                                                                                  Ended                     Ended
                                                                           September 30, 1998        September 30, 1997
                                                                           ------------------        ------------------
Cash flows provided by operating activities:
      Net income                                                                 $  16,245               $ 12,622
      Adjustments to reconcile net income to net cash provided by operating activities:
            Minority interest                                                        1,187                  1,100
            Depreciation                                                            11,600                  7,182
            Amortization                                                               256                    127
            Amortization recorded as interest expense                                  258                    316
      Changes in assets and liabilities:
            Lease revenue receivable                                                (4,882)                (2,985)
            Prepaid expenses and other assets                                          181                   (591)
            Accounts payable and accrued expenses                                      276                    683
                                                                                 ---------               --------
                          Net cash provided by operating activities                 25,121                 18,454
                                                                                 ---------               --------

Cash flows used in investing activities:
      Prepaid acquisition costs                                                       (436)                  (335)
      Investment in hotel properties                                              (124,867)               (57,653)
      Sale of land parcel                                                              445                     --
                                                                                 ---------               --------
                         Net cash used in investing activities                    (124,858)               (57,988)
                                                                                 ---------               --------

Cash flows provided by financing activities:
      Fees paid in connection with debt obligations                                   (510)                   (90)
      Net proceeds from issuance of stock                                              588                 72,066
      Payment of distributions                                                     (20,164)               (13,565)
      Net increase (decrease) in line of credit borrowings                          76,895                (18,319)
      Increase in demand notes                                                      42,900                     --
                                                                                 ---------               --------
                       Net cash provided by financing activities                    99,709                 40,092
                                                                                 ---------               --------

Net increase (decrease) in cash and cash equivalents                                   (28)                   558
Cash and cash equivalents at beginning of period                                       164                    234
                                                                                 ---------               --------
Cash and cash equivalents at end of period                                       $     136               $    792
                                                                                 =========               ========

Supplemental disclosure:
            Cash paid for interest                                               $   5,789               $  2,809
                                                                                 =========               ========
Summary of non-cash investing and financing activities:
      Distributions declared but not paid                                        $   6,609               $  5,216
      Issuance of partnership units for the acquisition of hotel                        --                 11,287
        properties
      Conversion of partnership units for common shares                                152                     --
      Investment in hotel properties payable                                            --                    703
      Unearned compensation                                                            400                     --
      Minority interest payable adjustment due to follow-on offerings, the exercise of stock options and conversion of partnership
         units for common shares                                                       193                  1,675
      Amounts included in accounts payable and accrued expenses related
         to the September 1997 stock offering                                           --                    363

    The accompanying notes are an integral part of the financial statements.

                              WINSTON HOTELS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                (AMOUNTS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


1.       ORGANIZATION

         Winston Hotels, Inc. (the "Company") operates so as to qualify as a real estate investment trust ("REIT") for federal income tax purposes. The accompanying unaudited consolidated financial statements reflect, in the opinion of management, all adjustments necessary for a fair presentation of the interim financial statements. All such adjustments are of a normal and recurring nature. Due to the seasonality of the hotel business, the information for the three and nine months ended September 30, 1998 and the information for the three and nine months ended September 30, 1997 are not necessarily indicative of the results for a full year.

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

                                                                           PRO FORMA FOR THE
                                                                     NINE MONTHS ENDED SEPTEMBER 30,
                                                                          1998         1997
                                                                         -------      -------
         Percentage lease and other revenue                              $42,949      $37,412
                                                                         -------      -------
         Expenses:
            Real estate taxes and property and casualty insurance          3,841        2,999
            General and administrative                                     3,166        1,650
            Interest expense                                               5,194        3,348
            Depreciation                                                  11,930        9,282
            Amortization                                                     260          157
                                                                         -------      -------
              Total expense                                               24,391       17,436
                                                                         -------      -------
              Income before allocation to minority interest               18,558       19,976
                                                                         -------      -------

          Income allocation to minority interest                           1,295        1,698
          Preferred stock distribution                                     5,203        5,203
                                                                         -------      -------
              Net income applicable to common shareholders               $12,060      $13,075
                                                                         -------      -------

         Net income per common share                                     $  0.74      $  0.82
                                                                         =======      =======

         Net income per common share assuming dilution                   $  0.74      $  0.82
                                                                         =======      =======

         Weighted average number of common shares                         16,280       15,923
                                                                         =======      =======

         Weighted average number of common shares assuming dilution       18,050       17,974
                                                                         =======      =======

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

                                               Three Months          Three Months         Nine Months           Nine Months
                                                   Ended                Ended                Ended                 Ended
                                              Sept. 30, 1998         Sept. 30,1997       Sept. 30, 1998       Sept. 30, 1997
                                              --------------         -------------       --------------       --------------
         Net income                                $5,681               $4,889               $16,245               $12,622
         Less: preferred stock distribution         1,735                  366                 5,203                   366
                                                   ------               ------               -------               -------
         Net income applicable to common
              shareholders                          3,946                4,523                11,042                12,256
         Plus: income allocation to
              minority interest                       420                  490                 1,187                 1,100
                                                   ------               ------               -------               -------
         Net income assuming dilution              $4,366               $5,013               $12,229               $13,356
                                                   ======               ======               =======               =======

         The following is a reconciliation of the weighted average shares used in the calculation of net income per common share to the weighted average shares used in the calculation of net income per common share - assuming dilution.

                                               Three Months         Three Months        Nine Months          Nine Months
                                                   Ended               Ended               Ended                Ended
                                              Sept. 30, 1998       Sept. 30, 1997      Sept. 30, 1998      Sept. 30, 1997
                                              ----------------     ---------------     ---------------     ----------------
         Weighted average number of common
              shares                              16,314               16,129               16,280               15,923
         Units with redemption rights              1,738                1,671                1,749                1,402
         Stock options                                 2                   78                   21                   70
                                                  ======               ======               ======               ======
         Weighted average number of common
              shares assuming dilution
                                                  18,054               17,878               18,050               17,395
                                                  ======               ======               ======               ======

5.       DUE TO BANKS

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

                         CAPSTAR WINSTON COMPANY, L.L.C.
                                 BALANCE SHEETS
                                ($ IN THOUSANDS)

                                     ASSETS

                                                                             September 30, 1998          December 31, 1997
                                                                             ------------------          -----------------
                                                                                (unaudited)
Current assets:
     Cash and cash equivalents                                                   $ 4,383                        $ 3,393
     Accounts receivable                                                           4,039                          1,614
     Due from Winston Hospitality, Inc.                                               --                          1,636
     Due from CapStar Management Company, L.P.                                     6,377                            385
     Deposits and other assets                                                       331                            197
                                                                                 -------                        -------
                  Total current assets                                            15,130                          7,225

Furniture, fixtures and equipment, net of accumulated
  depreciation of $51 and $5                                                         290                            241
Intangible assets, net of accumulated amortization of $781 and $93                33,442                         34,088
Deferred franchise costs, net of accumulated amortization of $55 and $7              553                            601
                                                                                 -------                        -------

                                                                                 $49,415                        $42,155
                                                                                 =======                        =======


                        LIABILITIES AND MEMBERS' CAPITAL

Current liabilities:
     Accounts payable                                                            $ 1,700                        $ 1,459
     Accrued expenses                                                              3,511                          2,920
     Percentage lease payable                                                     10,474                          5,682
     Advance deposits                                                                225                            135
                                                                                 -------                        -------
                  Total current liabilities                                       15,910                         10,196


Members' capital                                                                  33,505                         31,959
                                                                                 -------                        -------

                                                                                 $49,415                        $42,155
                                                                                 =======                        =======

    The accompanying notes are an integral part of the financial statements.

                         CAPSTAR WINSTON COMPANY, L.L.C.
                         UNAUDITED STATEMENTS OF INCOME
                                ($ IN THOUSANDS)

                                                      Three Months                 Nine Months
                                                         Ended                        Ended
                                                   September 30, 1998          September 30, 1998
                                                   ------------------          ------------------
Revenue:
     Rooms                                              $32,244                      $85,083
     Food and beverage                                    1,944                        4,649
     Telephone and other operating departments            1,464                        4,121
                                                        -------                      -------
              Total revenue                              35,652                       93,853
                                                        -------                      -------

Operating costs and expenses:
     Rooms                                                7,168                       18,655
     Food and beverage                                    1,434                        3,492
     Telephone and other operating departments              684                        1,898
Undistributed expenses:
     Lease expense                                       15,268                       40,133
     Administrative and general                           2,832                        8,218
     Sales and marketing                                  1,339                        3,362
     Franchise fees                                       2,344                        6,180
     Repairs and maintenance                              1,632                        4,398
     Energy                                               1,597                        3,706
     Other                                                  469                        1,483
     Depreciation and amortization                          263                          782
                                                        -------                      -------
              Total expenses                             35,030                       92,307
                                                        -------                      -------

              Net income                                $   622                      $ 1,546
                                                        =======                      =======


    The accompanying notes are an integral part of the financial statements.

                         CAPSTAR WINSTON COMPANY, L.L.C.
                        UNAUDITED STATEMENT OF CASH FLOWS
                                ($ IN THOUSANDS)

                                                                                               Nine Months
                                                                                                  Ended
                                                                                            September 30, 1998
                                                                                            ------------------
Cash flows from operating activities:
     Net income                                                                                 $ 1,546
     Adjustments to reconcile net income to net cash provided by operating activities:
         Depreciation and amortization                                                              782
         Loss on sale of fixed assets                                                                 2
         Increase in accounts receivable and due from Winston Hospitality, Inc.                    (789)
         Increase in due from CapStar Management Company, L.P.                                   (5,992)
         Increase in deposits and other assets                                                     (134)
         Increase in accounts payable and accrued expenses                                          832
         Increase in percentage lease payable                                                     4,792
         Increase in advance deposits                                                                90
                                                                                                -------
Net cash provided by operating activities                                                         1,129
                                                                                                -------

Cash flows from investing activities:
     Additions of furniture, fixtures and equipment                                                (112)
     Additions to intangible assets                                                                 (42)
     Proceeds from sale of fixed assets                                                              15
                                                                                                -------
Net cash used in investing activities                                                              (139)
                                                                                                -------

Net increase in cash and cash equivalents                                                           990
Cash and cash equivalents at beginning of period                                                  3,393
                                                                                                -------

Cash and cash equivalents at end of period                                                      $ 4,383
                                                                                                =======


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

                            WINSTON HOSPITALITY, INC.
                         UNAUDITED STATEMENTS OF INCOME
                                ($ IN THOUSANDS)


                                                 Three Months Ended          Nine Months Ended
                                                 September 30, 1997          September 30, 1997
                                                 ------------------          ------------------
Revenue:
   Rooms                                              $22,098                      $58,911
   Food and beverage                                      700                        2,088
   Telephone and other operating departments            1,043                        2,809
                                                      -------                      -------
         Total revenue                                 23,841                       63,808
                                                      -------                      -------

Operating costs and expenses:
   Rooms                                                4,574                       12,100
   Food and beverage                                      507                        1,455
   Telephone and other operating departments              461                        1,419
Undistributed expenses:
   Lease                                               10,328                       27,098
   Administrative and general                           2,731                        7,334
   Sales and marketing                                    781                        2,198
   Franchise fees                                       1,592                        4,171
   Repairs and maintenance                              1,044                        2,969
   Energy                                                 957                        2,376
   Other                                                  341                        1,127
   Depreciation and amortization                            7                           61
                                                      -------                      -------
         Total expenses                                23,323                       62,308
                                                      -------                      -------
         Net income                                   $   518                      $ 1,500
                                                      =======                      =======

    The accompanying notes are an integral part of the financial statements.

                            WINSTON HOSPITALITY, INC.
                        UNAUDITED STATEMENT OF CASH FLOWS
                                ($ IN THOUSANDS)

                                                                               Nine Months
                                                                                  Ended
                                                                           September 30, 1997
                                                                           ------------------
Cash flows from operating activities:
      Net income                                                                  $ 1,500
      Adjustments to reconcile net income to net cash provided
         by operating activities:
            Depreciation                                                               61
      Changes in assets and liabilities:
            Accounts receivable - trade                                              (981)
            Prepaid expenses and other assets                                         (54)
            Accounts payable - trade                                                  158
            Percentage lease payable to Lessor                                      2,985
            Accrued expenses and other liabilities                                    577
                                                                                  -------
                        Net cash provided by operating activities                   4,246
                                                                                  -------

Cash flows from investing activities:
      Purchases of furniture, fixtures and equipment                                  (72)
      Advances to lessor, affiliates and shareholders                                 683
                                                                                  -------
                        Net cash used in investing activities                         611
                                                                                  -------

Cash flows from financing activities:
      Distributions to shareholders                                                  (600)
                                                                                  -------

Net increase in cash and cash equivalents                                           4,257
Cash and cash equivalents at beginning of the period                                5,463
                                                                                  -------

Cash and cash equivalents at end of period                                        $ 9,720
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


RESULTS OF OPERATIONS

The table below outlines the Company's investment in hotel properties for the nine months ended September 30, 1998 and 1997.

                                   Nine Months Ended                     Nine Months Ended
                                  September 30, 1998                     September 30, 1997
                             ------------------------------    ----------------------------------
                               Additions      Properties            Additions       Properties
                                 during        owned at             during           owned at
 Type of Hotel                 the period    September 30          the period      September 30
 -------------                 ----------    ------------          ----------      ------------
 Limited-service hotels             1             36                   6                34
 Extended-stay hotels               5              7                  --                 2
 Full-service hotels                5              6                  --                 1
                                   --             --                  --                --
 Total                             11             49                   6                37
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

THE COMPANY

ACTUAL - THREE MONTHS ENDED SEPTEMBER 30, 1998 VS ACTUAL - THREE MONTHS ENDED SEPTEMBER 30, 1997

The Company had revenues of $16,305 in 1998, consisting of $16,229 of Percentage Lease revenues and $76 of interest and other income. Percentage Lease revenues increased $5,901 to $16,229 in 1998 from $10,328 in 1997. This increase was comprised of an increase in Percentage Lease revenue of (i) $4,081 due to the 1998 Hotels; (ii) $613 due to the 1997 Hotels; and (iii) $1,207 due to the hotels acquired prior to 1997.

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

PRO FORMA - THREE MONTHS ENDED SEPTEMBER 30, 1998 VS PRO FORMA - THREE MONTHS ENDED SEPTEMBER 30, 1997

The Company had revenues of $15,819 for the three months ended September 30, 1998, consisting of $15,743 of Percentage Lease revenues and $76 of interest and other income. Percentage Lease revenues increased $2,552 to $15,743 in 1998 from $13,191 in 1997. This increase was primarily due to the opening of eight hotels in 1998.

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

ACTUAL - NINE MONTHS ENDED SEPTEMBER 30, 1998 VS ACTUAL - NINE MONTHS ENDED SEPTEMBER 30, 1997

The Company had revenues of $41,491 in 1998, consisting of $41,301 of Percentage Lease revenues and $190 of interest and other income. Percentage Lease revenues increased $14,203 to $41,301 in 1998 from $27,098 in 1997. This increase was comprised of an increase in percentage lease revenue of (i) $7,632 due to the 1998 Hotels, (ii) $5,164 due to the 1997 Hotels, and (iii) $1,407 due to the hotels acquired prior to 1997.

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

PRO FORMA - NINE MONTHS ENDED SEPTEMBER 30, 1998 VS PRO FORMA - NINE MONTHS ENDED SEPTEMBER 30, 1997

The Company had revenues of $42,949 for the nine months ended September 30, 1998, consisting of $42,759 of Percentage Lease revenues and $190 of interest and other income. Percentage Lease revenues increased $5,574 to $42,759 in 1998 from $37,185 in 1997. Of this increase, $4,727 was attributable to the opening of eight hotels in 1998 and $847 was primarily attributable to higher room rates in 1998 than 1997.

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

ACTUAL - THREE MONTHS ENDED SEPTEMBER 30, 1998 VS ACTUAL - THREE MONTHS ENDED SEPTEMBER 30, 1997

The following table sets forth certain historical financial information for the Current Hotels for the periods indicated:

                                                      Three Months Ended           Three Months Ended
                                                      September 30, 1998           September 30, 1997
                                                      ------------------           ------------------
Revenue:
   Rooms                                            $32,244         90.4%        $22,098         92.7%
   Food and beverage                                  1,944          5.5%            700          2.9%
   Telephone and other operating departments          1,464          4.1%          1,043          4.4%
                                                    -------        -----         -------        -----
         Total revenue                               35,652        100.0%         23,841        100.0%
                                                    -------        -----         -------        -----

Operating costs and expenses:
   Rooms                                              7,168         20.1%          4,574         19.2%
   Food and beverage                                  1,434          4.0%            507          2.1%
   Telephone and other operating departments            684          1.9%            461          1.9%
Undistributed expenses:
   Lease                                             15,268         42.8%         10,328         43.3%
   Administrative and general                         2,832          7.9%          2,731         11.5%
   Sales and marketing                                1,339          3.8%            781          3.3%
   Franchise fees                                     2,344          6.6%          1,592          6.7%
   Repairs and maintenance                            1,632          4.6%          1,044          4.4%
   Energy                                             1,597          4.5%            957          4.0%
   Other                                                469          1.3%            341          1.4%
   Depreciation and amortization                        263          0.8%              7           --
                                                    -------        -----         -------        -----
         Total expenses                              35,030         98.3%         23,323         97.8%
                                                    =======        =====         =======        =====
         Net income                                 $   622          1.7%        $   518          2.2%
                                                    =======        =====         =======        =====

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

ACTUAL - NINE MONTHS ENDED SEPTEMBER 30, 1998 VS ACTUAL - NINE MONTHS ENDED SEPTEMBER 30, 1997

The following table sets forth certain historical financial information for the Current Hotels for the periods indicated:

                                                      Nine Months Ended            Nine Months Ended
                                                     September 30, 1998           September 30, 1997
                                                     ------------------           ------------------
Revenue:
   Rooms                                            $85,083         90.7%        $58,911         92.3%
   Food and beverage                                  4,649          4.9%          2,088          3.3%
   Telephone and other operating departments          4,121          4.4%          2,809          4.4%
                                                    -------        -----         -------        -----
         Total revenue                               93,853        100.0%         63,808        100.0%
                                                    -------        -----         -------        -----

Operating costs and expenses:
   Rooms                                             18,655         19.9%         12,100         19.0%
   Food and beverage                                  3,492          3.7%          1,455          2.3%
   Telephone and other operating departments          1,898          2.0%          1,419          2.2%
Undistributed expenses:
   Lease                                             40,133         42.8%         27,098         42.5%
   Administrative and general                         8,218          8.8%          7,334         11.5%
   Sales and marketing                                3,362          3.6%          2,198          3.4%
   Franchise fees                                     6,180          6.6%          4,171          6.5%
   Repairs and maintenance                            4,398          4.7%          2,969          4.7%
    Energy                                            3,706          3.9%          2,376          3.7%
   Other                                              1,483          1.6%          1,127          1.8%
   Depreciation and amortization                        782          0.8%             61          0.1%
                                                    -------        -----         -------        -----
         Total expenses                              92,307         98.4%         62,308         97.7%
                                                    =======        =====         =======        =====
         Net income                                 $ 1,546          1.6%        $ 1,500          2.3%
                                                    =======        =====         =======        =====

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

LIQUIDITY AND CAPITAL RESOURCES

The Company finances its operations from operating cash flow, which is principally derived from Percentage Leases. For the nine months ended September 30, 1998, cash flow provided by operating activities was $25,121. Funds from operations, as defined below, was $8,892 for the quarter ended September 30, 1998 and $23,829 for the nine months ended September 30, 1998. Under Federal income tax law provisions applicable to REITs, the Company is required to distribute at least 95% of its taxable income to maintain its tax status as a REIT. For the nine months ended September 30, 1998, the Company declared distributions of $19,823 to its shareholders. Because the Company's annual cash flow from operating activities is expected to exceed its annual taxable income due to depreciation and amortization expenses, the Company expects to be able to meet its distribution requirements out of cash flow from operating activities.

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

The following presents the Company's calculation of FFO and FFO per share (in thousands, except per share data):

                                                   Three Months Ended            Nine Months Ended
                                                      September 30,                September 30,
                                                  ------------------            -----------------
                                                 1998           1997           1998           1997
                                                -------        -------        -------        -------
Net income before allocation to minority
   interest                                     $ 6,101        $ 5,379        $17,432        $13,722
Plus: depreciation                                4,526          2,612         11,600          7,182
Less: preferred stock dividends                   1,735            366          5,203            366
                                                -------        -------        -------        -------

FFO                                             $ 8,892        $ 7,625        $23,829        $20,538
                                                =======        =======        =======        =======

Weighted average number of common shares
   assuming dilution                             18,054         17,878         18,050         17,395
                                                -------        -------        -------        -------

FFO per share                                   $  0.49        $  0.43        $  1.32        $  1.18
                                                =======        =======        =======        =======

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

External Noncompliance by Service Providers, Contractors and Suppliers

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

FORWARD LOOKING STATEMENTS

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

PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K.

          (a)      Exhibits.

                    3.01(1)       Restated Articles of Incorporation

                   10.01(1) Loan Agreement By and Between Winston SPE LLC and CMF Capital Company, LLC, dated as of November 3, 1998

                   10.02(1) Promissory note dated November 3, 1998 by and between Winston SPE LLC and CMF Capital Company, LLC

                   27.            Financial Data Schedule (For SEC use only)

          (b)      Reports on Form 8-K.

                   No reports on Form 8-K were filed during the quarter ended September 30, 1998.

------------------------
          (1)      Previously filed with Form 10-Q filed on November 16, 1998.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             WINSTON HOTELS, INC.



Date   February 23, 1999                     /s/ James D. Rosenberg
       -----------------                     -----------------------------------
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