Form 10-K
period 1998-12-31
WINSTON HOTELS INC
filed 1999-03-25
CIK 920605

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1998

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

Common Stock, $0.01 par value per share                 New York Stock Exchange
Preferred Stock, $0.01 par value per share              New York Stock Exchange
              (Title of Class)                (Name of Exchange Upon Which Registered)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. [ ]

        The aggregate market value of the registrant's Common Stock, $0.01 par value per share, at March 15, 1999, held by those persons deemed by the registrant to be non-affiliates was approximately $133,379,000.

        As of March 15, 1999, there were 16,333,980 shares of the registrant's Common Stock, $0.01 par value per share, outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Document                                                                                     Where Incorporated
--------                                                                                     ------------------

1.  Proxy Statement for Annual Meeting of Shareholders to be held on May 18, 1999                  Part III

                              WINSTON HOTELS, INC.

                             FORM 10-K ANNUAL REPORT


                                      INDEX

                                                                                                   Page
                                                                                                   ----
PART I.

        ITEM 1.    BUSINESS                                                                          3

        ITEM 2.    PROPERTIES                                                                        9

        ITEM 3.    LEGAL PROCEEDINGS                                                                16

        ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                              16

PART II.

        ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                   STOCKHOLDER MATTERS                                                              17

        ITEM 6.    SELECTED FINANCIAL DATA                                                          18

        ITEM 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS                                              21

        ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                       26

        ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                                      27

        ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                   ACCOUNTING AND FINANCIAL DISCLOSURE                                              27

PART III.

        ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT                               27

        ITEM 11.   EXECUTIVE COMPENSATION                                                           27

        ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                   MANAGEMENT                                                                       27

        ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                                   27

PART IV.

        ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
                   FORM 8-K                                                                         28

SIGNATURES

PART I.

ITEM 1. BUSINESS

GENERAL DEVELOPMENT OF BUSINESS

    Winston Hotels, Inc. ("WHI") is an equity real estate investment trust ("REIT") organized on June 2, 1994, that through WINN Limited Partnership (the "Partnership") owns 51 hotels (the "Current Hotels") having an aggregate of 6,904 rooms as of December 31, 1998. WHI owned a 90.37% partnership interest in the Partnership as of December 31, 1998 and is its sole general partner. References to the "Company" herein refer to WHI and the Partnership, unless otherwise indicated or unless the context requires otherwise.

    In 1994, WHI completed an initial public offering (the "IPO") of Common Stock (the "Common Stock") and used the majority of the offering proceeds to acquire one hotel property and a 93.96% general partnership interest in the Partnership. The Partnership used a substantial portion of the proceeds from WHI to acquire nine hotel properties (together with the hotel acquired by WHI, the "Initial Hotels"). During 1994, the Company acquired six additional hotels (the "1994 Acquired Hotels") utilizing proceeds from the IPO and borrowings under its line of credit. In 1995, WHI completed a second public offering (the "Follow-on Offering") and used the proceeds to purchase five additional hotels (the "1995 Acquired Hotels"). In 1996, WHI completed an additional follow-on offering and used the proceeds primarily to fund a portion of the purchase price of five of the ten hotel properties acquired in 1996 (collectively the ten hotels are the "1996 Acquired Hotels") . In 1997, WHI completed an offering of 3,000,000 shares of 9.25% Series A Cumulative Preferred Stock ($25 liquidation preference per share) and used the net proceeds of approximately $71,500,000 to pay down existing debt. During 1997, the Company also acquired seven additional hotel properties (the "1997 Acquired Hotels") utilizing borrowings under its line of credit. During 1998, the Company acquired eight hotels and opened five internally developed hotels (the "1998 Hotels") utilizing borrowings under its line of credit as well as under various demand notes.

    Under the REIT qualification requirements of the Internal Revenue Code, REITs generally must lease their hotels to third party operators. Therefore, the Company leases 49 of the 51 Current Hotels to CapStar Winston Company, L.L.C. ("CapStar Winston"), one of the Current Hotels to Bristol Hotels & Resorts, Inc. ("Bristol") and one of the Current Hotels to Prime Hospitality Corp. ("Prime"). All 51 of the Current Hotels are leased pursuant to leases that provide for rent payments based, in part, on revenues from the Current Hotels (the "Percentage Leases"). Under the terms of the Percentage Leases, the lessees are obligated to pay the Company the greater of base rent or percentage rent ("Percentage Rent"). The Percentage Leases are designed to allow the Company to participate in the growth in revenues at the Current Hotels by providing that a portion of each Current Hotel's room revenues in excess of specified amounts will be paid to the Company as Percentage Rent. CapStar Winston operates 39 of the 49 Current Hotels it leases from the Company and Interstate Management and Investment Corporation ("IMIC") and Promus Hotels, Inc. ("Promus"), operate nine hotels and one hotel, respectively, under management agreements with CapStar Winston.

    Prior to November 17, 1997, 38 of the Current Hotels were leased pursuant to the Percentage Leases to Winston Hospitality, Inc. On November 17, 1997 and November 24, 1997, CapStar Management Company, L.P. purchased substantially all of the assets and assumed certain liabilities of Winston Hospitality, Inc., including the 38 existing leases. Concurrent with these transactions, the leases were assigned to CapStar Winston, an affiliate of CapStar Management Company, L.P.

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

   Internal Growth Strategy

   The Company participates in any increased room revenue from the Current Hotels through Percentage Leases. The Company believes that internal growth, through increases in Percentage Rent has and, in the future, may result from:
(i) continued sales and marketing programs by the lessees; (ii) completion of refurbishment projects as needed at the Current Hotels; (iii) maintaining hotel franchises with demonstrated market acceptance and national reservation systems; and (iv) continuation of the industry-wide trend of increasing average daily room rate ("ADR") and revenue per available room ("REVPAR").

    The Percentage Leases provide that a percentage of room revenues in specified ranges is paid as Percentage Rent. For most leases, the percentage of room revenues paid as Percentage Rent increases as a higher specified level of room revenues is achieved. Pursuant to each Percentage Lease, base rent and the ranges of room revenues specified for purposes of calculating Percentage Rent are adjusted on a quarterly or annual basis for inflation beginning on the first day after the first full fiscal year of the Percentage Lease, based on changes in the United States Consumer Price Index ("CPI").

   Acquisition Strategy

   The Company intends to acquire additional hotel properties with strong national franchise affiliations in the mid-scale and upscale market segments, or hotel properties with the potential to obtain such franchise affiliations. In particular, the Company will consider acquiring limited-service hotels such as Hampton Inn and Fairfield Inn hotels; full-service hotels such as Hilton Garden Inn, Courtyard by Marriott and Holiday Inn hotels; and extended-stay hotel properties such as Homewood Suites, Hampton Inn and Suites, Residence Inn, Staybridge by Holiday Inn and Hilton Residential Suites hotels (see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Forward Looking Statements").

    The Company intends to consider investments in hotel properties that meet one or more of the following criteria: (i) properties in locations with relatively high demand for rooms, a relatively low supply of hotel properties and barriers to easy entry into the hotel business, such as a scarcity of suitable sites or zoning restrictions; (ii) successful hotels available at favorable prices; and (iii) newly developed hotels that the developer does not intend to own. The Company believes its relationship with each lessee and franchisor will provide additional potential investment opportunities, opportunities the Company may not otherwise have had.

    Additional investments in hotel properties may be made through the Partnership, directly by WHI or with entities affiliated with the Company. The Company's ability to acquire additional hotel properties and develop hotels depends primarily on its ability to obtain additional debt financing, proceeds from subsequent issuances of Common Stock or other securities, proceeds from the sale of hotel properties or co-investments from other investors.

   Development Strategy

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

    During 1998, the Company opened five internally developed hotels. The following table sets forth certain information for each project.

HOTEL AND LOCATION           ROOMS       DEVELOPMENT COSTS (APPX.)      COMPLETION DATE
------------------           -----       -------------------------      ---------------
                                             ($ in thousands)
Homewood Suites
    Crabtree Valley
    Raleigh, NC               137              $13,100                  March 9, 1998
Homewood Suites
    Lake Mary, FL             112               10,000                  May 5, 1998
Homewood Suites
    Alpharetta, GA            112               10,200                  May 22, 1998
Courtyard by Marriott
    Winston-Salem, NC         122                8,000                  October 3, 1998
Homewood Suites
    Durham, NC                 96                9,500                  November 4, 1998

    Operations and Property Management

    CapStar Winston currently leases 49 of the Current Hotels, 39 of which they also operate. IMIC manages nine of the Current Hotels and Promus manages one of the Current Hotels (collectively the "Property Managers") pursuant to management agreements with

CapStar Winston with respect to each of such hotels. Bristol leases and operates one of the Current Hotels and Prime leases and operates one of the Current Hotels. The lessees and the Property Managers seek to increase revenues at the Current Hotels by using established systems to manage the Current Hotels for marketing, rate achievement, expense management, physical facility maintenance, human resources, accounting and internal auditing. They are trained in all aspects of hotel operations, including negotiation of prices with corporate and other clients and responsiveness to marketing requirements in their particular markets, with particular emphasis placed on customer service. The lessees and the Property Managers employ a mix of marketing techniques designed for each specific Current Hotel, which include individual toll-free lines, cross-marketing of the Current Hotels' billboards and direct marketing, as well as taking advantage of national advertising by the franchisors of the Current Hotels.

    The lessees lease the Current Hotels pursuant to the Percentage Leases. Under the Percentage Leases, the lessees generally are required to perform all operational and management functions necessary to operate the Current Hotels. The lessees are entitled to all profits and cash flow from the Current Hotels after payment of rent under the Percentage Leases and other operating expenses, including, in the case of the ten Current Hotels managed by the Property Managers, the management fee payable to the Property Managers. The lessees, their affiliates and the Property Managers may manage other hotel properties in addition to hotels owned by the Company, however, the lessees and their affiliates may not build or develop a hotel or motel within five miles of a leased Company hotel.

    CapStar Winston is a wholly owned subsidiary of MeriStar Hotels and Resorts, Inc. ("MeriStar"), a New York Stock Exchange company. As of February 2, 1999, MeriStar, the nation's largest independent hotel management company, leased or managed (including five under contract) 216 hotels with 44,831 rooms in 32 states, the District of Columbia, Canada and the U.S.
Virgin Islands.

    IMIC, a hotel development and management company, operates nine of the Current Hotels under separate management agreements with CapStar Winston. Each year, CapStar Winston pays IMIC a base management fee for each Current Hotel managed by IMIC based on a percentage of the budgeted gross operating profit for that year with incentive amounts based on actual gross operating profits if they exceed budgeted amounts. IMIC has agreed that each year it will spend a specified percentage of the gross revenues of each Current Hotel managed by IMIC on repairs and maintenance of the hotel. CapStar Winston and the Company have retained the right to control the expenditure of funds budgeted for capital and non-routine items, including, at their discretion, approving plans and selecting and overseeing contractors and other vendors. IMIC currently operates 28 hotels in six states, including 22 limited-service hotels and six full-service, convention or resort hotels.

   Promus manages one of the Current Hotels under a management agreement with CapStar Winston. Each year, CapStar Winston pays Promus a management fee based on a percentage of the gross operating profit for the hotel managed by Promus with certain incentive amounts.

   Bristol, a New York Stock Exchange company, is one of the leading independent hotel operating companies in the United States. As of February 17, 1999, Bristol operated 120 primarily full-service hotels in the upscale and midscale segments of the hotel industry containing more than 32,000 rooms. Bristol is the largest franchisee of Bass Hotels & Resorts (formerly Holiday Hospitality) branded hotels including Crowne Plaza, Holiday Inn, Holiday Inn Select and Holiday Inn Express hotels.

  Prime, a New York Stock Exchange company, is one of the nation's premier lodging companies. Prime operates three proprietary brands, AmeriSuites (all-suites), HomeGate Studios & Suites (extended-stay) and Wellesley Inns (limited-service). It also owns and/or manages hotels operated under franchise agreements with national hotel chains. As of February 4, 1999, Prime Hospitality Corporation owned 151 hotels, operated 28 hotels under lease agreements with REITs and managed 10 hotels from third parties.

Investments by Shareholders of Former Lessee

    In November 1997, CapStar purchased substantially all of the assets and assumed certain liabilities of Winston Hospitality, Inc., including 38 of the Current Hotels' leases. In connection with the transaction, Robert W. Winston, III and John B. Harris, Jr., shareholders of Winston Hospitality, Inc. owning 90% and 10% respectively, entered into an agreement to use their best efforts to purchase an aggregate of 400,000 shares of the Company's Common Stock, par value $0.01 per share, prior to November 24, 1999. If such investment is not made prior to this date, the Company has the right to require Messrs. Winston and Harris to purchase the number of shares equal to the difference of 400,000 less the aggregate number of shares purchased by them during such two-year period. As of February 28, 1999, 53,900 shares had been purchased.

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

    The hotel franchise licenses generally specify certain management, operational recordkeeping, accounting, reporting and marketing standards and procedures with which the lessees must comply. The franchise licenses obligate the lessees to comply with the franchisors' standards and requirements with respect to training of operational personnel, safety, maintaining specified insurance, the types of services and products ancillary to guest room services that may be provided, display of signs, and the type, quality and age of furniture, fixtures and equipment included in guest rooms, lobbies and other common areas.

    Of the Current Hotels, two of the franchise licenses expire in 1999, one expires in 2003, two expire in 2006, one expires in 2007, three expire in 2008, three expire in 2009, two expire in 2010, three expire in 2011, two expire in 2014, one expires in 2015, three expire in 2016, 18 expire in 2017 and 10 expire in 2018. The franchise agreements provide for termination at the franchisor's option upon the occurrence of certain events, including the lessees' failure to pay royalties and fees or perform its other covenants under the license agreement, bankruptcy, abandonment of the franchise, commission of a felony, assignment of the license without the consent of the franchisor, or failure to comply with applicable law in the operation of the relevant Current Hotel. The lessees are entitled to terminate the franchise license only by giving at least 12 months' notice and paying a specified amount of liquidated damages. The license agreements will not renew automatically upon expiration. The lessees are responsible for making all payments under the franchise agreements to the franchisors. Under the franchise agreements, the lessees pay a franchise fee of an aggregate of between 3% and 5% of room revenues, plus additional fees that amount to between 3% and 4% of room revenues from the Current Hotels.

    Prior to the sale of assets by Winston Hospitality, Inc., the Company served as guarantor of certain obligations of Winston Hospitality, Inc. under three franchise agreements between Winston Hospitality, Inc. and Holiday Inn. Although CapStar Winston entered into new 18-month franchise agreements for the operation of the three Holiday Inn hotels, Winston Hospitality, Inc. and the Company remain obligated to Holiday Inn for certain liquidated damages in the event of a termination of the Holiday Inn franchise agreements prior to the expiration of the 18-month term. CapStar Winston and its affiliates shall indemnify the Company and Winston Hospitality, Inc. for certain obligations arising from CapStar Winston or its affiliates' failure to satisfy certain conditions in its franchise agreements with Holiday Inn.

Competition

    The hotel industry is highly competitive with various participants competing on the bases of price, level of service and geographic location. The Current Hotels compete with other hotel properties in their geographic markets. Some of the Company's competitors may have greater marketing and financial resources than the Company, the lessees, and the Property Managers. Several of the Current Hotels are located in areas in which they may compete with other Current Hotels for business. The Company competes for acquisition opportunities with entities that may have greater financial resources than the Company. These entities may generally be able to accept more risk than the Company can prudently manage, including risks with respect to the creditworthiness of a hotel operator.

Employees

    The Company had 23 employees as of February 28, 1999.

Environmental Matters

    Under various federal, state and local laws and regulations, an owner or operator of real estate may be liable for the costs of removal or remediation of certain hazardous or toxic substances on such property. Such laws often impose such liability without regard to whether the owner knew of, or was responsible for, the presence of hazardous or toxic substances. Furthermore, a person that arranges for the disposal or transports for disposal or treatment of a hazardous substance at another property may be liable for the costs of removal or remediation of hazardous substances released into the environment at that property. The costs of remediation or removal of such substances may be substantial, and the presence of such substances, or the failure to promptly remediate such substances, may adversely affect the owner's ability to use or sell such real estate or to borrow using such real estate as collateral. Certain environmental laws and common law principles could be used to impose liability for the release of and exposure to hazardous substances, including asbestos-containing materials ("ACMs") into the air, and third parties may seek recovery from owners or operators of real properties for personal injury or property damage associated with exposure to released hazardous substances, including ACMs. In connection with the ownership and operation of the Current Hotels, the Company, the lessees, IMIC or Promus, as the case may be, may be potentially liable for such costs.

    Phase I environmental site assessments ("ESAs") were obtained on all of the Current Hotels. The Phase I ESAs were intended to identify potential sources of contamination for which the Current Hotels may be responsible and to assess the status of environmental regulatory compliance. The Phase I ESAs included historical reviews of the Current Hotels, reviews of certain public records, preliminary investigations of the sites and surrounding properties, screening for the presence of asbestos, PCBs and underground storage tanks, and the preparation and issuance of a written report. The Phase I ESAs did not include invasive procedures, such as soil sampling or ground water analysis. The Phase I ESA reports have not revealed any environmental condition, liability or compliance concern that the Company believes would have a material adverse effect on the Company's business, assets or results of operations, nor is the Company aware of any such condition, liability or compliance concern. Nevertheless, it is possible that these reports do not reveal all environmental conditions, liabilities or compliance concerns or that there are material environmental conditions, liabilities or compliance concerns that arose at a Current Hotel after the related Phase I ESA report was completed of which the Company is unaware. Moreover, no assurances can be given that (i) future laws, ordinances or regulations will not impose any material environmental liability, or (ii) the current environmental condition of the Current Hotels will not be affected by the condition of the properties in the vicinity of the Current Hotels (such as the presence of leaking underground storage tanks) or by third parties unrelated to the Company.

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

Seasonality

    The Current Hotels' operations historically have been seasonal in nature, reflecting higher REVPAR during the second and third quarters. This seasonality and the structure of the Percentage Leases, which provide for a higher percentage of room revenues above stated equal quarterly levels to be paid as Percentage Rent, can be expected to cause fluctuations in the Company's quarterly lease revenue under the Percentage Leases.

Executive Officers of the Registrant

    The following table lists the executive officers of the Company:

          NAME                   AGE                             POSITION
          ----                   ---                             --------
Charles M. Winston                69         Chairman of the Board of Directors
Robert W. Winston, III            37         Chief Executive Officer
James D. Rosenberg                45         President, Chief Financial Officer, Chief Operating Officer
                                             and Secretary
Joseph V. Green                   48         Executive Vice President - Acquisitions and Finance
Kenneth R. Crockett               42         Executive Vice President of Development

    CHARLES M. WINSTON. Charles Winston has served as Chairman of the Board of Directors since March 15, 1994. Mr. Winston is a native of North Carolina and a graduate of the University of North Carolina at Chapel Hill with an A.B. degree. He was Chairman of the Board of WJS Management, Inc., the former operator of nine of the Initial Hotels, and a principal executive officer of several corporations, which developed a total of ten hotels purchased by the Company in 1994 and 1996, positions he had held since 1987. Mr. Winston has more than 35 years of experience in developing and operating full service restaurants. Mr. Winston also serves on the board of directors of BB&T Corporation. Mr. Winston is Robert Winston's father and brother of James Winston, a director.

    ROBERT W. WINSTON, III. Robert Winston has served as Chief Executive Officer and Director of the Company since March 15, 1994. Mr. Winston also served as the Company's President from March 15, 1994 through January 14, 1999 and as Secretary for the periods from March 1994 through May 1995 and from October 1997 until May 5, 1998. Mr. Winston is a native of North Carolina and a graduate of the University of North Carolina at Chapel Hill with a B.A. degree in economics. From 1988 to 1991 he was employed by Hampton Inns Corporation where he was involved in the management of several hotels. In 1991, Mr. Winston founded a hotel management company and purchased the Hampton Inn in Wilmington, North Carolina. His company managed that hotel from 1991 until the closing of the IPO in June 1994. Mr. Winston developed, directly or through affiliated entities, three hotels purchased by the Company in 1996. Mr. Winston is Charles Winston's son and James Winston's nephew.

    JAMES D. ROSENBERG. Mr. Rosenberg assumed the title of President on January 14, 1999. Mr. Rosenberg has also served as Chief Operating Officer and Chief Financial Officer since January 5, 1998 and as Secretary from May 5, 1998. Mr. Rosenberg is a CPA and a graduate of Presbyterian College and received an MBA from the University of South Carolina. Prior to joining the Company, Mr. Rosenberg held the position of Senior Vice President with Holiday Inn Worldwide since 1994 where he was responsible for managing 85 hotels in seven countries. Prior to joining the Holiday Inn organization, Mr. Rosenberg was a partner in Sage Hospitality Resources and served as Executive Vice President and Chief Financial Officer of the Denver-based hospitality firm. From 1989 to 1993, Mr. Rosenberg served as Chief Operating Officer of Crossroads Hospitality, a division of Pittsburgh-based Interstate Hotel Corporation. Mr. Rosenberg started his career with Price Waterhouse, L.L.P.

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

ITEM 2. PROPERTIES

    The following table sets forth certain unaudited pro forma information with respect to the Current Hotels:

------------------------------------------------------------------------------------------------------------------------------------
                                                             1998                                           1997
------------------------------------------------------------------------------------------------------------------------------------
                                                 Room                          Lease              Room                        Lease
                                         #     Revenues           Occupancy  Revenues     #     Revenues         Occupancy  Revenues
                                       Rooms    ($000)      ADR       %       ($000)    Rooms    ($000)     ADR       %       ($000)
------------------------------------------------------------------------------------------------------------------------------------
Hampton Inns
  Boone, NC                               95   $  1,842   $ 71.16    74.65%    $   758     95   $  1,819  $64.17    81.77%  $   751
  Brunswick, GA                          128      2,265     55.67    87.08%        954    128      2,092   56.96    79.14%      849
  Cary, NC                               130      2,455     65.89    78.52%      1,126    130      2,592   64.16    85.15%    1,230
  Charlotte, NC                          125      2,831     76.11    81.52%      1,368    125      2,695   70.53    83.75%    1,288
  Chester, VA                             66      1,396     69.47    83.42%        626     66      1,360   68.02    83.02%      607
  Duncanville, TX                        119      1,425     49.40    66.41%        519    119      1,425   47.76    68.68%      527
  Durham, NC                             137      2,858     69.64    82.08%      1,308    137      2,921   69.50    84.03%    1,358
  Gwinnett, GA (Hampton Inn & Suites)    136      2,728     77.28    71.11%      1,386    135      2,696   72.99    74.60%    1,373
  Hilton Head, SC                        124      2,285     71.08    71.03%        923    125      2,062   65.16    69.90%      786
  Jacksonville, NC                       120      2,033     57.83    80.26%        860    120      1,955   53.62    83.24%      816
  Las Vegas, NV*                         128      1,010     60.72    57.50%        500     --         --      --      --         --
  Perimeter, GA                          131      2,641     78.03    70.78%      1,356    131      2,610   77.39    70.54%    1,343
  Raleigh, NC                            141      2,966     70.46    81.79%      1,423    141      2,936   66.60    85.65%    1,411
  Southern Pines, NC                     126      1,968     57.09    74.95%        793    126      1,887   53.72    76.39%      749
  Southlake, GA                          124      2,097     63.03    73.51%        838    124      2,107   63.77    72.99%      854
  W. Springfield, MA                     126      2,484     74.99    72.03%      1,122    126      2,291   70.74    70.42%      994
  White Plains, NY                       156      4,482     97.34    80.86%      2,235    156      4,000   91.18    77.04%    1,908
  Wilmington, NC                         118      2,275     66.93    78.93%        974    118      2,304   67.30    79.49%    1,001
Comfort Inns
  Augusta, GA                            123      1,471     52.76    62.10%        514    123      1,462   50.47    64.53%      517
  Charleston, SC                         128      2,548     70.40    77.47%      1,211    128      2,426   68.21    76.13%    1,138
  Chester, VA                            122      2,105     65.95    71.61%        960    123      2,131   67.09    70.76%      985
  Clearwater/St. Petersburg, FL          120      1,850     53.18    79.42%        708    120      1,739   51.76    76.70%      644
  Durham, NC                             138      2,797     70.39    78.89%      1,359    138      2,887   70.64    81.14%    1,429
  Fayetteville, NC                       176      2,358     54.45    67.41%      1,081    176      2,487   52.24    74.10%    1,179
  Greenville, SC                         190      1,758     47.09    53.83%        569    190      1,540   49.90    44.43%      385
  London, KY (Comfort Suites)             62        955     55.83    75.59%        408     62        900   54.14    73.50%      374
  Orlando, FL (Comfort Suites)           214      4,027     59.35    86.70%      1,840    215      4,117   59.89    87.60%    1,908
  Raleigh, NC                            149      1,636     48.52    61.99%        556    149      1,646   49.85    60.72%      569
  Wilmington, NC                         146      2,423     57.13    79.59%      1,040    146      2,470   59.45    77.98%    1,081
Homewood Suites
  Alpharetta, GA*                        112      1,229     91.51    53.53%        577     --         --      --      --         --
  Cary, NC                               120      3,363     91.92    83.53%      2,060    140      3,448   80.03    84.31%    2,221
  Clear Lake, TX                          92      2,636     96.37    81.46%      1,237     92      2,514   93.26    80.29%    1,163
  Durham, NC*                             96        171     72.95    42.10%        135     --         --      --      --         --
  Lake Mary, FL*                         112      1,398     87.40    59.26%        650     --         --      --      --         --
  Phoenix, AZ*                           126        997     69.87    52.92%        617     --         --      --      --         --
  Raleigh, NC*                           137      1,720     82.55    51.21%        954     --         --      --      --         --
Holiday Inns
  Abingdon, VA (Holiday Inn Express)      81      1,397     62.55    75.55%        675     81      1,292   58.38    75.11%      607
  Clearwater, FL (Holiday Inn Express)   127      2,196     63.48    74.62%        937    127      2,229   58.73    81.88%      966
  Dallas, TX  (Holiday Inn Select)       244      4,503     74.66    67.73%      2,126    244      4,695   73.48    71.75%    2,263
  Secaucus, NJ#                          160      5,305    109.79    82.74%      2,748    160      5,001   97.02    85.44%    2,549
  Tinton Falls, NJ#                      171      3,946     86.75    72.88%      1,286    171      3,554   78.90    72.16%    1,098

------------------------------------------------------------------------------------------------------------------------------------
                                                             1998                                           1997
------------------------------------------------------------------------------------------------------------------------------------
                                                 Room                          Lease              Room                        Lease
                                         #     Revenues           Occupancy  Revenues     #     Revenues         Occupancy  Revenues
                                       Rooms    ($000)      ADR       %       ($000)    Rooms    ($000)     ADR       %       ($000)
------------------------------------------------------------------------------------------------------------------------------------
Courtyard by Marriott
  Ann Arbor, MI                          160      3,855     87.16    75.73%      1,780    160      3,951   81.47    82.83%    1,846
  Houston, TX                            198      3,300     75.08    60.56%      1,456    202      3,489   74.20    63.78%    1,596
  Wilmington, NC                         128      2,517     71.87    74.97%      1,069    128      2,377   72.32    70.34%      978
  Winston-Salem, NC*                     122        395     73.50    48.94%        186     --         --      --      --         --
Hilton Garden Inns
  Albany, NY*                            155      2,086     91.56    53.45%      1,341     --         --      --      --         --
  Alpharetta, GA*                        164      2,593     95.32    54.21%      1,594     --         --      --      --         --
  Raleigh/Durham, NC*                    155      1,923     87.29    58.01%      1,113     --         --      --      --         --

Quality Suites - Charleston, SC          168      4,113     81.80    82.00%      1,910    168      3,860   78.09    80.62%    1,753
Residence Inn - Phoenix, AZ#             168      4,200     90.74    75.48%      2,251    168      4,108   96.35    69.53%    2,198
Fairfield Inn - Ann Arbor, MI            110      1,901     66.38    71.33%        748    110      1,811   61.97    72.58%      687
------------------------------------------------------------------------------------------------------------------------------------
  TOTAL                                6,904   $121,713   $ 72.14    72.11%    $56,765  5,623   $105,886  $68.54    75.28%  $47,979
------------------------------------------------------------------------------------------------------------------------------------

      * Hotel opened during 1998.
      # Hotel acquired during 1998.

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

3. Hampton Inn -- 201 Asheville Avenue, Cary, North Carolina. This five-story, interior corridor hotel is located on an approximately 2.2 acre site at the interchange of US-1 and US-64, major area thoroughfares. Cary is located between Raleigh and Durham, adjacent to North Carolina's Research Triangle Park and the Raleigh-Durham International Airport. Raleigh is one of three cities, along with Durham and Chapel Hill, that comprises the Research Triangle. The hotel was acquired contemporaneously with the IPO.

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

5. Hampton Inn -- 12610 Chestnut Hill Road, Chester (Richmond), Virginia. This two-story, interior corridor hotel is located on an approximately 5.1 acre site near Interstate 95 and Route 10 (approximately 15 miles south of Richmond). The hotel is located near major components of the tobacco operations of Phillip Morris USA and major industrial and technical centers for DuPont and Allied. In connection with the acquisition of this hotel, the Company also acquired a free-standing restaurant, which is on an adjacent parcel of land and which is subject to a pre-existing lease. The property was acquired in November 1994.

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

8. Hampton Inn & Suites -- 1725 Pineland Road, Duluth (Gwinnett), Georgia. This four-story, interior corridor hotel is located on an approximately 2.5 acre site near Interstate 85 in suburban Atlanta. Located nearby are Gwinnett Mall, Lake Lanier, Stone Mountain and Chateau Elan. The property was acquired in July 1996.

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

10. Hampton Inn -- 474 Western Boulevard, Jacksonville, North Carolina. This two-story, exterior corridor hotel is located on an approximately 3.1 acre site near Camp Lejeune Marine Corps Base. Camp Lejeune, a major U.S. Marine base, accounts for a substantial amount of its business. The hotel was acquired contemporaneously with the IPO.

11. Hampton Inn -- 7100 Cascade Valley Court, Las Vegas, Nevada. This three-story, interior corridor hotel is located on an approximately 2.7 acre site near Mountain View Hospital and twelve miles from the Las Vegas Strip. The hotel was acquired in May 1998.

12. Hampton Inn -- 769 Hammond Drive, Atlanta (Perimeter), Georgia. This four-story, interior corridor hotel is located on an approximately 1.6 acre site near Interstate 285 and Georgia 400 in the Perimeter Center Area. The property was acquired in July 1996.

13. Hampton Inn -- 6209 Glenwood Avenue, Raleigh, North Carolina. This four-story, interior corridor hotel is located on an approximately 1.8 acre site near the Raleigh Beltline Highway, Interstate 40, the Crabtree Valley Mall and the Raleigh-Durham International Airport, to which the hotel offers free airport transportation. The property was acquired contemporaneously with the 1995 follow-on offering.

14. Hampton Inn -- 1675 U.S. Highway 1, Southern Pines, North Carolina. This two-story, exterior corridor hotel is located on an approximately 4.2 acre site near Pinehurst and other golfing attractions, including the World Golf Hall of Fame. In addition to its agriculture and manufacturing industries, the Southern Pines area attracts tourists because of the approximately 30 golf courses in the area. Tourism, which is primarily golf related, is an important part of the area's economy. The hotel seeks to capitalize on area golfing attractions by organizing golf tours for large numbers of visitors. The hotel was acquired contemporaneously with the IPO.

15. Hampton Inn -- 1533 Southlake Parkway, Morrow (Southlake), Georgia. This five-story, interior corridor hotel is located on an approximately 2.5 acre site off of Interstate 75 near South Lake Mall in suburban Atlanta. The hotel was acquired contemporaneously with the IPO.

16. Hampton Inn -- 1011 Riverdale Street, West Springfield, Massachusetts. This four-story, interior corridor hotel is located on an approximately 2.5 acre site near Interstate 91, just a few miles from downtown West Springfield, the Basketball Hall of Fame, and Riverside Amusement Park. The property was acquired in July 1997.

17. Hampton Inn -- 200 Tarrytown Road, Route 119, Elmsford (White Plains), New York. This seven-story, interior corridor hotel is located on an approximately
4.0 acre site off I-287. The hotel is 17 miles north of New York City and is centrally located to Westchester County's major corporate headquarters such as AT&T, Bayer, Ciba, Coca-Cola, Fuju, Hitachi, IBM, KLM, NYNEX, PepsiCo, and the area's many corporate parks. The property was acquired in October 1997.

18. Hampton Inn -- 567 Market Street, Wilmington, North Carolina. This two-story, exterior corridor hotel is located on an approximately 2.9 acre site approximately six miles from Wrightsville Beach, North Carolina. Wilmington is a resort area with light manufacturing and distribution businesses. The hotel was acquired contemporaneously with the IPO.

19. Comfort Inn -- 629 Frontage Road, Augusta, Georgia. This five-story, interior corridor hotel is located on an approximately 2.3 acre site near Interstate 20, the Bobby Jones Expressway, Fort Gordon and The Augusta National Golf Course, home of the Masters Tournament. The property was acquired in May 1995.

20. Comfort Inn -- 144 Bee Street, Charleston, South Carolina. This seven-story, interior corridor hotel is located on an approximately 1.0 acre site, which overlooks the Ashley River, and is near US 17 and Charleston's historic district, several full-service marinas and a medical complex, which consists of several area hospitals. The property was acquired in May 1995.

21. Comfort Inn -- 2100 West Hundred Street, Chester (Richmond), Virginia. This five-story, interior corridor hotel is located on an approximately 3.0 acre site near Interstate 95 and Route 10 (approximately 15 miles south of Richmond), several major industrial corporations and several historic attractions, including the Confederate White House and Civil War battlefields. The property was acquired in November 1994.

22. Comfort Inn -- 3580 Ulmerton Road, Clearwater/St. Petersburg, Florida. This three-story, interior corridor hotel is located on an approximately 2.8 acre site on Tampa Bay near Interstate 75, Busch Gardens amusement park, golf courses, restaurants, shopping, and many gulf coast beaches. The Company also owns a free-standing restaurant, which is on an adjacent parcel of land and which is subject to a pre-existing lease. The property was acquired in May 1995.

23. Comfort Inn -- 3508 Mount Moriah Road, Durham/Chapel Hill, North Carolina. This four-story, interior corridor hotel is located on an approximately 4.5 acre site near the intersection of Interstate 40 and US 15-501 between Durham and Chapel Hill, which puts it in close proximity to Duke University, the University of North Carolina at Chapel Hill and a number of restaurants and shopping opportunities. The property was acquired in November 1994.

24. Comfort Inn -- 1922 Skibbo Road, Fayetteville, North Carolina. This four-story, interior-corridor hotel is located on an approximately 3.3 acre site near Interstate 95 and in the heart of a large trade center in North Carolina. Both Fort Bragg and Pope Air Force Base are nearby. The property was acquired in November 1994.

25. Comfort Inn -- 540 North Pleasantburg Drive, Greenville, South Carolina. This two-story, exterior corridor hotel is located on an approximately 3.0 acre site near Interstate 385, the BMW assembly plant, and Michelin's North American headquarters in the Greenville-Spartanburg Metropolitan area. The property was acquired in May 1996.

26. Comfort Suites -- 1918 West 192 Bypass, London, Kentucky. This three-story interior corridor hotel is located on an approximately 1.0 acre site near Interstate 75, Daniel Boone National Forest and the Rockcastle River which offers whitewater sports attractions and bass fishing. The property was acquired in May 1996.

27. Comfort Suites -- 9350 Turkey Lake Road, Orlando, Florida. This three-story, interior corridor hotel is located on an approximately 7.0 acre site conveniently located close to Interstate 4 and Florida Turnpike at the International Drive area off Sand Lake Road. Nearby attractions include Universal Studios, Sea World, Walt Disney World, and Orange County Convention Center. The property was acquired in May 1997.

28. Comfort Inn -- 2910 Capital Boulevard, Raleigh, North Carolina. This four-story, interior corridor hotel is located on an approximately 2.7 acre site and is located near the Raleigh Beltline Highway, the State Capitol, Governor's mansion and North Carolina State University. The property was acquired in August 1994.

29. Comfort Inn -- 151 South College Road, Wilmington, North Carolina. This six-story, interior corridor hotel is located on an approximately 2.6 acre site near the end of Interstate 40 and the University of North Carolina at Wilmington. The hotel was acquired contemporaneously with the IPO.

30. Homewood Suites -- 10775 Davis Drive, Alpharetta, Georgia. This six-story, all-suites (with full kitchen), interior corridor hotel is located on an approximately 2.8 acre site near North Point Mall and GA 400. The hotel was internally developed and opened in May 1998.

31. Homewood Suites -- 100 MacAlyson Court, Cary, North Carolina. This four-story, all-suites (with full kitchen), interior corridor hotel is located on an approximately 9.1 acre site with a covered bridge entrance and a wooded setting near Research Triangle Park. The property was acquired in July 1996.

32. Homewood Suites -- 401 Bay Area Boulevard, Clearlake, Texas. This three-story, all-suites (with full kitchen), interior corridor hotel is located on an approximately 2.6 acre site near NASA's Johnson Space Center and Rockwell's Space Operations Center. The property was acquired in September 1996.

33. Homewood Suites -- 3600 Mount Moriah Road, Durham, North Carolina. This four-story, all-suites (with full kitchen) interior corridor hotel is located on an approximately 3.9 acre site near Interstate 40 and the University of North Carolina at Chapel Hill. The hotel was internally developed and opened in November 1998.

34. Homewood Suites -- 755 Currency Circle, Lake Mary, Florida. This five-story, all-suites (with full kitchen), interior corridor hotel is located on an approximately 2.8 acre site near Seminole Towne Center Mall and the Central Florida Zoological Park. The hotel was internally developed and opened in May 1998.

35. Homewood Suites -- 2536 West Beryl Avenue, Phoenix, Arizona. This five-story, all suites (with full kitchen), interior corridor hotel is located on an approximately 3.1 acre site off of Interstate 17 and is near the Metro Mall and the Castles and Coasters Amusement Park. The hotel was acquired in June 1998.

36. Homewood Suites -- 5400 Edwards Mill Road, Raleigh, North Carolina. This seven-story, all-suites (with full kitchen), interior corridor hotel is located on an approximately 3.8 acre near the Raleigh Beltline Highway, Interstate 40, the Crabtree Valley Mall and the Raleigh-Durham International Airport, to which the hotel offers free airport transportation. The hotel was internally developed and opened in March 1998.

37. Holiday Inn Express -- 940 East Main Street, Abingdon, Virginia. This three-story, interior corridor hotel is located on an approximately 1.2 acre site near Interstate 81, Abingdon's Historic District and the Barter Theater (State Theater of Virginia). The property was acquired in May 1996.

38. Holiday Inn Express -- 13625 Icot Boulevard, Clearwater, Florida. This three-story, interior corridor hotel is located on an approximately 2.4 acre site near Interstate 75, Busch Gardens amusement park, golf courses, restaurants, shopping, and many gulf and coast beaches in the Tampa Bay area, and is just minutes from St. Petersburg. The property was acquired in August 1997.

39. Holiday Inn Select -- 11350 LBJ Freeway, Garland (Dallas), Texas. This property consists of one five-story building and two three-story buildings, all with interior corridors located on an approximately 6.5 acre site in suburban Dallas. The property offers an approximately 9,800 square foot conference center, four other meeting rooms and a 50-person auditorium. Other amenities include a full-service restaurant and a nightclub. The property was acquired in May 1996.

40. Holiday Inn -- 300 Plaza Drive, Secaucus, New Jersey. This eight-story, interior corridor hotel is located on an approximately 0.57 acre site which is adjacent to the Harmon Meadow Mall and is near the Meadowlands Sports Complex, the Statue of Liberty and Mid-town Manhattan. This hotel offers a full-service restaurant with evening bar and lounge. The property was acquired in May 1998.

41. Holiday Inn -- 700 Hope Road, Tinton Falls, New Jersey. This five-story, interior corridor hotel is located on an approximately 5.2 acre site located near Monmouth Park Racetrack, the Garden State Parkway and Fort Monmouth. This hotel offers a full-service restaurant with evening bar and lounge. The property was acquired in April 1998.

42. Courtyard by Marriott -- 3205 Boardwalk, Ann Arbor, Michigan. This four-story, interior corridor hotel is located on an approximately 4.0 acre site just off Interstate 94 and is adjacent to the Company's Fairfield Inn. Area attractions include Briarwood Mall, Downtown Ann Arbor, the University of Michigan, and the Henry Ford Museum. The property was acquired in September 1997.

43. Courtyard by Marriott -- 2504 N. Loop West, Houston, Texas. This three-story, interior corridor hotel is located on an approximately 3.9 acre site directly off Loop 610 and Highway 290. It is easily accessible to all major thoroughfares around the city, and is only minutes from Downtown and the Galleria area. The property was acquired in July 1997.

44. Courtyard by Marriott -- 151 Van Campen Boulevard, Wilmington, North Carolina. This two-story, interior corridor hotel is located on an approximately
3.5 acre site near Wrightsville Beach and Revolutionary and Civil War historical sites. The property was acquired in December 1996.

45. Courtyard by Marriott -- 1600 Westbrook Plaza Drive, Winston-Salem, North Carolina. This four-story, interior corridor hotel is located on an approximately 3.0 acre site near Wake Forest University, Interstate 40 and Winston-Salem State University. The hotel offers a full-service restaurant with evening bar and lounge. The property was internally developed and opened in October 1998.

46. Hilton Garden Inn -- 800 Albany Shaker Road, Albany, New York. This six-story, interior corridor hotel is located on an approximately 4.0 acre site across from the Albany International Airport. The hotel offers a full-service restaurant and lounge. Other amenities include an indoor swimming pool, fitness center, pantry shop and business center. Each room has a microwave, refrigerator and state-of-the-art telecommunications connections. The property was acquired in May 1998.

47. Hilton Garden Inn -- 4025 Windward Plaza, Alpharetta, Georgia. This six-story, interior corridor hotel is located on an approximately 3.4 acre site near North Point Mall and GA 400. The offers a full-service restaurant and lounge. Other amenities include an indoor swimming pool, fitness center, pantry shop and business center. Each room has a microwave, refrigerator and state-of-the-art telecommunications connections. The property was acquired in March 1998.

48. Hilton Garden Inn -- 1500 RDU Center Drive, Morrisville (Raleigh/Durham), North Carolina. This six-story, interior corridor hotel is located on an approximately 6.0 acre site near the Raleigh/Durham International Airport and the Research Triangle Park. This hotel offers a full-service restaurant. Other amenities include an indoor swimming pool, fitness center, pantry shop and business center. Each room has a microwave, refrigerator and state-of-the-art telecommunications connections. The property was acquired in June 1998.

49. Quality Suites -- 5225 North Arco Lane, Charleston, South Carolina. This five-story, interior corridor hotel is located on an approximately 3.8 acre site just off Interstate 26 near Charleston's International Airport and only a few miles away from Charleston's Historic District. The hotel is designed around a five-story atrium. The property was acquired in May 1995.

50. Residence Inn - 8242 North Black Canyon Highway, Phoenix, Arizona. This two-story, all suites (with full kitchen), exterior corridor hotel is located on an approximately 4.9 acre site near Downtown Phoenix and the Black Canyon commercial district. This hotel was acquired in March 1998.

51. Fairfield Inn -- 3285 Boardwalk, Ann Arbor, Michigan. This four-story, interior corridor hotel is located on an approximately 2.5 acre site adjacent to the Company's Courtyard by Marriott. Nearby attractions include Bearwood Mall, Downtown Ann Arbor, the University of Michigan and the Henry Ford Museum. Amenities include a heated indoor pool and whirlpool.
The property was acquired in September 1997.

THE PERCENTAGE LEASES

    In order for the Company to qualify as a REIT, neither WHI nor the Partnership can operate hotels. Therefore, WHI and the Partnership lease the Current Hotels for terms of 10 or 15 years pursuant to Percentage Leases, which provide for rent equal to the greater of Base Rent or Percentage Rent. The Percentage Leases for the Current Hotels contain the provisions described below. The Company intends that future leases with respect to its hotel property investments will contain substantially similar provisions, although the Company may, in its discretion, alter any of these provisions with respect to any particular lease, depending on the purchase price paid, economic conditions and other factors deemed relevant at the time.

    Percentage Lease Terms

    Each Percentage Lease for the Current Hotels has a non-cancelable term of 10 or 15 years, subject to earlier termination upon the occurrence of certain contingencies described in the Percentage Lease.

    Amounts Payable Under the Percentage Leases

    During the term of each Percentage Lease, the lessees are or will be obligated to pay (i) the greater of Base Rent or Percentage Rent (collectively, the "Rent") and (ii) certain other additional charges. Base Rent accrues and is required to be paid monthly. Percentage Rent consists of minimum percentage rent and excess percentage rent, if any. Minimum percentage rent is calculated based primarily on the amount of room revenue up to a predetermined threshold per the lease. The percentage, which differs by hotel, is multiplied by this amount to calculate minimum percentage rent. These percentages range from 23% to 81%. Excess percentage rent is calculated based primarily on the amount of any room revenue in excess of the predetermined threshold mentioned above. The percentage, which differs by hotel, is multiplied by this amount to calculate excess percentage rent. These percentages range from 5% to 80%. For most leases, the percentage used to calculate excess percentage rent exceeds the percentage used to calculate the minimum percentage rent. Percentage Rent is due either monthly or quarterly.

    Beginning in the fiscal year following the year in which most Percentage Leases commence, and for each fiscal year thereafter, (i) the annual Base Rent and (ii) the Percentage Rent formulas will be adjusted on a quarterly or annual basis for inflation, based on changes in the CPI. The adjustment in any quarter may not exceed 2%, which may be less than the change in CPI for the quarter.

    Other than real estate and personal property taxes, casualty insurance, capital improvements and maintenance of underground utilities and structural elements, which are obligations of the Company, the Percentage Leases require the lessees to pay rent, insurance, all costs and expenses and all utility and other charges incurred in the operation of the Current Hotels. The Percentage Leases also provide for rent reductions and abatements in the event of damage to, destruction of or a partial taking of any Current Hotel.

    Maintenance and Modifications

    Under the Percentage Leases, the Company is required to maintain the underground utilities and the structural elements of the improvements, including exterior walls (excluding plate glass) and the roof of such Current Hotel. In addition, the Percentage Leases obligate the Company to fund periodic capital improvements (in addition to maintenance of underground utilities and structural elements) to the buildings and grounds comprising their respective Current Hotels, and the periodic repair, replacement and refurbishment of furniture, fixtures and equipment in their respective Current Hotels, up to an amount equal to 5% of room revenues

(7% of room revenues and food and beverage revenue for one of its full-service hotels). These obligations will be carried forward to the extent that the lessees have not expended such amounts, and any unexpended amounts will remain the property of the Company upon termination of the Percentage Leases. Except for capital improvements and maintenance of structural elements and underground utilities, the lessees are required, at their expense, to maintain the Current Hotels in good order and repair, except for ordinary wear and tear, and to make non-structural, foreseen and unforeseen, and ordinary and extraordinary repairs which may be necessary and appropriate to keep the Current Hotels in good order and repair.

    The lessees are not obligated to bear the cost of capital improvements to the Current Hotels. With the consent of the Company, however, the lessees, at their expense, may make non-capital and capital additions, modifications or improvements to the Current Hotels, provided that such action does not significantly alter the character or purposes of the Current Hotels or significantly detract from the value or operating efficiencies of the Current Hotels. All such alterations, replacements and improvements shall be subject to all the terms and provisions of the Percentage Leases and will become the property of the Company upon termination of the Percentage Leases. The Company owns or will own substantially all personal property not affixed to, or deemed a part of, the real estate or improvements thereon comprising their respective Current Hotels, except to the extent that ownership of such personal property would cause the rents under the Percentage Leases not to qualify as "rents from real property" for REIT income test purposes.

ITEM 3. LEGAL PROCEEDINGS

    The Company currently is not involved in any material litigation nor, to the Company's knowledge, is any material litigation currently threatened against the Company. The lessees have advised the Company that they currently are not involved in any material litigation, other than routine litigation arising in the ordinary course of business, substantially all of which is expected to be covered by liability insurance.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1998.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY

    On August 11, 1997, Common Stock shares in the Company began trading on the New York Stock Exchange ("NYSE") under the symbol "WXH." Prior to this date, the Common Stock was traded on the Nasdaq National Market under the symbol "WINN." As of March 15, 1999, the Company had approximately 17,000 common shareholders based on the number of shareholders of record and an estimate of the number of participants represented by security position listings. The following table sets forth, for the indicated periods, the high and low closing prices for the Common Stock as traded on the Nasdaq National Market or the NYSE, as applicable, and the cash distributions declared per share:

                                      PRICE RANGE
                                      -----------                     CASH DISTRIBUTIONS DECLARED
                             HIGH                     LOW                      PER SHARE
                             ----                     ---                      ---------
1998
First Quarter              $13.875                  $12.813                     $0.27
Second Quarter              13.50                    11.25                       0.27
Third Quarter               12.125                    8.563                      0.27
Fourth Quarter               9.50                     6.938                      0.28

1997
First Quarter              $14.00                   $12.875                     $0.27
Second Quarter              15.063                   12.125                      0.27
Third Quarter               14.625                   13.063                      0.27
Fourth Quarter              14.375                   13.00                       0.27

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

RECENT SALES OF UNREGISTERED SECURITIES

    In the year ended December 31, 1998, the Company issued the following securities which were not registered pursuant to the Securities Act of 1933, as amended:

    In January 1998, the Company issued David C. Sullivan, a Director, 5,687 shares of the Company's Common Stock for compensation for services to be rendered as a director. These shares were granted under the Director's Stock Incentive Plan and vest at the rate of 20% on the date of the grant and 20% per year thereafter. Mr. Sullivan is entitled to vote and receive the dividends paid on such shares prior to vesting.

    Pursuant to the Partnership Agreement of the Partnership, the Partnership's limited partners have redemption rights which enable them to cause the Partnership to redeem their Partnership Units in exchange for shares of Common Stock on a one-for-one basis or, at the option of the Company or in certain other circumstances, cash.

    In March 1998, Mr. John B. Harris, Jr., redeemed 30,813 Partnership Units in exchange for shares of Common Stock on a one-for-one basis.

    No underwriter was engaged in connection with the foregoing issuances of securities. Issuances of Common Stock to the above parties were made in reliance upon Section 4(2) of the Securities Act of 1933, as amended, as transactions not involving any public offering.

ITEM 6. SELECTED FINANCIAL DATA

The following table sets forth selected financial information for the Company for the years ended December 31, 1998, 1997, 1996, 1995 and for the period June 2, 1994 (date of inception) through December 31, 1994 and selected historical balance sheet data as of December 31, 1998, 1997, 1996, 1995 and 1994. This information should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and notes thereto included elsewhere in this report.

                              WINSTON HOTELS, INC.
                  Selected Historical Financial and Other Data
           For the years ended December 31, 1998, 1997, 1996 and 1995 and the period June 2, 1994 (date of inception) through December 31,1994
                    (in thousands, except per share amounts)

                                                             1998             1997            1996            1995            1994
                                                             ----             ----            ----            ----            ----
STATEMENTS OF INCOME:
Revenue:
        Percentage lease revenue                           $  54,700       $  35,868       $  26,611       $  17,148       $  5,116
        Interest and other income                                249             234              97             442             92
                                                           ---------       ---------       ---------       ---------       --------
               Total revenue                                  54,949          36,102          26,708          17,590          5,208
                                                           ---------       ---------       ---------       ---------       --------
Expenses:
        Real estate and personal property taxes and
          casualty insurance                                   5,017           2,702           1,647           1,054            362
        General and administrative                             3,692           2,021           1,985           1,208            339
        Interest expense                                       8,637           3,066           2,665           2,555            218
        Depreciation                                          16,389          10,064           6,476           3,854          1,176
        Amortization                                             339             176             147             117             49
                                                           ---------       ---------       ---------       ---------       --------
               Total expenses                                 34,074          18,029          12,920           8,788          2,144
                                                           ---------       ---------       ---------       ---------       --------
        Income before allocation to minority interest         20,875          18,073          13,788           8,802          3,064
        Income allocation to minority interest                 1,349           1,329             786             417            187
                                                           ---------       ---------       ---------       ---------       --------
               Net income                                     19,526          16,744          13,002           8,385          2,877
               Preferred stock distribution                    6,938           2,100            --              --             --
                                                           ---------       ---------       ---------       ---------       --------
        Net income available to common shareholders        $  12,588       $  14,644       $  13,002       $   8,385       $  2,877
                                                           =========       =========       =========       =========       ========
Earnings per share:
        Net income per common share                        $    0.77       $    0.92       $    1.01       $    0.96       $   0.42
                                                           =========       =========       =========       =========       ========

        Net income per common share assuming dilution      $    0.77       $    0.91       $    1.00       $    0.96       $   0.42
                                                           =========       =========       =========       =========       ========
        Weighted average number of common shares              16,286          15,990          12,922           8,715          6,775
        Weighted average number of common shares
          assuming dilution                                   18,040          17,555          13,768           9,167          7,211

Distributions per common share                             $    1.09       $    1.08       $   1.005       $    0.93       $   0.48

BALANCE SHEET DATA:
Cash and cash equivalents                                  $      33       $     164       $     234       $   2,496       $  1,114
Investment in hotel properties                               397,861         279,485         196,682         121,886         85,917
Total assets                                                 412,156         287,827         203,502         123,969         88,114
Total debt                                                   173,085          44,081          42,800          34,000         28,600
Shareholders' equity                                         213,425         217,490         141,813          80,872         53,705

OTHER DATA:
Lessees room revenue                                       $ 117,752       $  79,526       $  58,956       $  39,677       $ 12,474
Funds from operations (1)                                     30,326          26,037          20,581          12,656          4,240
Cash available for distribution                               24,093          21,809          17,557          11,185          3,866
Cash provided by (used in):
        operating activities                                  34,605          27,811          18,729          12,628          3,417
        investing activities                                (135,398)        (82,349)        (74,614)        (36,059)       (85,973)
        financing activities                                 100,662          54,468          53,623          24,813         83,670

(1) Funds from operations, as defined by NAREIT, is income (loss) before minority interest (determined in accordance with generally accepted accounting principles), excluding gains (losses) from debt restructuring and sales of properties plus real estate-related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures.

The following table sets forth selected financial information for Winston Hospitality, Inc. for the ten-months ended October 31, 1997 and 1996 and the years ended December 31, 1996 and 1995 and for the period June 2, 1994 (date of inception) through December 31, 1994. This information should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and notes thereto included elsewhere in this report.

                            Winston Hospitality, Inc.
                       Selected Historical Financial Data
               For the ten-months ended October 31, 1997 and 1996
                 and the years ended December 31, 1996 and 1995
    and the period June 2, 1994 (date of inception) through December 31, 1994
                                 (in thousands)

                                                                                                 PERIOD JUNE 2,
                                   TEN MONTHS ENDED OCTOBER 31,    YEARS ENDED DECEMBER 31,       1994 THROUGH
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
                                       =======        =======        =======        =======        =======


The following table sets forth selected financial information for CapStar Winston for the year ended December 31, 1998 and the period October 15, 1997 (date of inception) through December 31, 1997. This information should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and notes thereto included elsewhere in this report.


                         Capstar Winston Company, L.L.C.
                       Selected Historical Financial Data
                    for the year ended December 31, 1998 and
                 the period October 15, 1997 (date of inception)
                            through December 31, 1997
                                 (in thousands)

                                                            PERIOD OCTOBER 15,
                                         YEAR ENDED            1997 THROUGH
                                      DECEMBER 31, 1998     DECEMBER 31, 1997
                                      -----------------     -----------------

Room revenue                              $113,451              $ 8,197
Other revenue                               12,182                  846
                                          --------              -------
        Total revenue                      125,633                9,043
                                          --------              -------

Rooms expense                               25,664                2,158
Percentage lease expense                    52,720                3,242
Other expenses                              46,653                3,704
                                          --------              -------
        Total expenses                     125,037                9,104
                                          --------              -------
               Net income (loss)          $    596              $   (61)
                                          ========              =======

The following table sets forth selected financial information for the Initial Hotels for the five months ended June 2, 1994.


                             COMBINED INITIAL HOTELS
                       Selected Historical Financial Data
                     For the five months ended June 2, 1994
                                 (in thousands)

                                                                    1994
                                                                   ------
Revenue:
    Room revenue                                                   $7,415
    Other, net                                                        135
                                                                   ------
         Total revenue                                              7,550
                                                                   ------

Expenses:
    Property operating expenses                                     2,983
    Franchise costs                                                   646
    Repairs and maintenance                                           465
    Real estate and personal property taxes and insurance             328
    Management fees                                                   381
    Interest expense                                                1,215
    Depreciation and amortization                                     973
                                                                   ------
               Total expenses                                       6,991
                                                                   ------
    Income before minority interest                                   559
    Minority interest                                                 357
                                                                   ------
               Net income                                          $  202
                                                                   ======

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS ($ IN THOUSANDS)

    Winston Hotels, Inc. (the "Company"), which consummated an underwritten initial public offering ("IPO") in June 1994, follow-on Common Stock offerings in May 1995 and in June 1996, and a Preferred Stock offering in September 1997, operates as a REIT to invest in hotel properties. The Company owned 16 hotels as of December 31, 1994 (the "1994 Hotels"), purchased five hotels in May 1995 (the "1995 Acquired Hotels"), acquired 10 hotels in 1996 (the "1996 Acquired Hotels"), acquired seven hotels in 1997 (the "1997 Acquired Hotels") and acquired eight hotels and opened five internally developed hotels in 1998 (the "1998 Hotels"). It currently leases 49 of the total 51 Current Hotels to CapStar Winston Company, L.L.C. ("CapStar Winston"), one of the Current Hotels to Bristol Hotels & Resorts, Inc. ("Bristol") and one of the Current Hotels to Prime Hospitality Corp. ("Prime") under leases that provide for rent payments based, in part, on revenues from the Current Hotels ("Percentage Leases") through which it receives its principal source of revenue.

    Prior to November 17, 1997, the Current Hotels were leased pursuant to the Percentage Leases to Winston Hospitality, Inc. On November 17, 1997 and November 24, 1997, CapStar Management Company, L.P. purchased substantially all of the assets and assumed certain liabilities of Winston Hospitality, Inc., including the Current Hotels' leases. Concurrent with the transaction, the leases were assigned to CapStar Winston, an affiliate of CapStar Management Company, L.P., and the terms of the leases were extended to 15 years from the date of the transaction.

    CapStar Winston is a wholly owned subsidiary of MeriStar Hotels and Resorts, Inc. ("MeriStar"). As of February 2, 1999, MeriStar, the nation's largest independent hotel management company, leased or managed (including five under contract) 216 hotels with 44,831 rooms in 32 states, the District of Columbia, Canada and the U.S. Virgin Islands.

RESULTS OF OPERATIONS

    For the periods ended December 31, 1998, 1997, and 1996, the differences in operating results are primarily attributable to the Company owning more hotels in 1998 than it did in 1997 and owning more hotels in 1997 than it did in 1996. The table below outlines the Company's hotel properties owned as of December 31, 1998, 1997 and 1996:

                                   December 31, 1998                  December 31, 1997                 December 31, 1996
                            -------------------------------    --------------------------------    --------------------------------
                            Acquisitions*        Properties    Acquisitions          Properties    Acquisitions          Properties
                               during             owned at        during              owned at        during              owned at
Type of Hotel                 the year            year end       the year             year end      The period            year end
-------------                 --------            --------       --------             --------     ------------           --------
Limited-service hotels            1                  29             4                    28              7                  24
Extended-stay hotels              6                  11             1                     5              2                   4
Full-service hotels               6                  11             2                     5              1                   3
                                 --                  --            --                    --             --                  --
Total                            13                  51             7                    38             10                  31
                                 ==                  ==            ==                    ==             ==                  ==

* Five of the total 13 hotels added in 1998 were internally-developed properties.

    In order to present a more meaningful comparison of operations, the following comparisons are presented:

    THE COMPANY:

o actual operating results for the year ended December 31, 1998 versus actual operating results for the year ended December 31, 1997;

o actual operating results for the year ended December 31, 1997 versus actual operating results for the year ended December 31, 1996;

o pro forma operating results for the year ended December 31, 1998 versus pro forma operating results for the year ended December 31, 1997, as if the Preferred Stock offering and the addition of the 1998 Hotels and 1997 Acquired Hotels occurred on the later of January 1, 1997 or the hotel opening date;

o pro forma operating results for the year ended December 31, 1997 versus pro forma operating results for the year ended December 31, 1996, as if the follow-on Common Stock offerings, the Preferred Stock offering and the addition of the 1997 Acquired Hotels and the 1996 Acquired Hotels occurred on the later of January 1, 1996 or the hotel opening date.

    WINSTON HOSPITALITY, INC.:

o actual operating results for the ten months ended October 31, 1997 versus actual operating results for the ten months ended October 31, 1996.

    CAPSTAR WINSTON COMPANY, L.L.C.:

        During November 1997, CapStar Management Company, L.P. purchased substantially all of the assets and assumed certain liabilities of Winston Hospitality, Inc., including all 38 of the then existing Current Hotels' leases. Concurrent with the purchase, CapStar Management Company, L.P. contributed/assigned the assets purchased and liabilities assumed in the transaction to CapStar Winston.

        Since CapStar Winston operated for a partial year in 1997 (November and December) and for a full year in 1998, the operating results of these two periods are very different and difficult to compare. Thus, no management discussion and analysis will be included herein. (See Item 14 for CapStar Winston's financial statement disclosure.)

THE COMPANY

ACTUAL - YEAR ENDED DECEMBER 31, 1998 VERSUS ACTUAL - YEAR ENDED DECEMBER 31,
1997

    The Company had revenues of $54,949 in 1998, consisting of $54,700 of Percentage Lease revenues and $249 of interest and other income. Percentage Lease revenues increased $18,832, or 53%, in 1998 from $35,868 in 1997. This increase was attributable to (i) $12,132 related to the 1998 Hotels; (ii) $6,479 related to the 1997 Acquired Hotels owned for the entire 12-month period in 1998; and (iii) an increase of $221 in lease revenues generated from the hotels owned as of December 31, 1996.

    Real estate taxes and property insurance costs incurred in 1998 were $5,017, an increase of $2,315 from $2,702 in 1997. $940 of this increase was attributable to the 1998 Hotels and $813 was due to the 1997 Acquired Hotels that were owned for the entire 12-month period in 1998. The remaining increase was due to an increase in assessed values and rates. General and administrative expenses increased $1,671 to $3,692 in 1998 from $2,021 in 1997. The increase was primarily attributable to (i) an increase in the number of employees and related compensation expense throughout the year; (ii) costs related to the increase in size and activities of the Company in 1998 over 1997; as well as
(iii) advertising costs associated with the opening of five internally developed hotels during 1998. Interest expense increased $5,571 to $8,637 in 1998 from $3,066 in 1997, primarily due to an increase in weighted-average outstanding borrowings from $48,842 in 1997 to $116,296 in 1998. This increase was due to the borrowings necessary to acquire and develop the 1998 Hotels as well as an increase in renovation activity in 1998. Interest rates remained relatively flat from 1997 to 1998. Depreciation increased $6,325 to $16,389 in 1998 from $10,064 in 1997, primarily due to depreciation related to the 1998 Hotels, the 1997 Acquired Hotels and renovations completed during 1998 and 1997.

ACTUAL - YEAR ENDED DECEMBER 31, 1997 VERSUS ACTUAL - YEAR ENDED DECEMBER 31,
1996

    The Company had revenues of $36,102 in 1997, consisting of $35,868 of Percentage Lease revenues and $234 of interest and other income. Percentage Lease revenues increased $9,257, or 35%, in 1997 from $26,611 in 1996. This increase was attributable to (i) $3,639 related to the 1997 Acquired Hotels;
(ii) $4,889 related to the 1996 Acquired Hotels owned for the entire 12-month period in 1997; and (iii) an increase of $729 in lease revenues generated from hotels acquired prior to 1996.

    Real estate taxes and property insurance costs incurred in 1997 were $2,702, an increase of $1,055 from $1,647 in 1996. This increase was primarily attributable to the 1997 Acquired Hotels and the 1996 Acquired Hotels that were owned for the entire 12-month period in 1997. General and administrative expenses increased $36 to $2,021 in 1997 from $1,985 in 1996. This increase was attributable to additional overhead costs related to increased activities of the Company in 1997 and approximately $265 in one-time costs incurred in 1997 with both listing the Company's Common Stock on the NYSE and changes in the financial management staff. These increases were partly offset by the increase in internal time of the development and construction department devoted to development projects and a non-recurring charge of $317 incurred in 1996 related to the termination of a potential business combination. Interest expense increased $401 to $3,066 in 1997 from $2,665 in 1996. The increase was attributable to (i) $28 related to the increase in weighted average interest rates from 1996 to 1997;
(ii) $1,133 related to the increase in weighted average borrowings from 1996 to 1997; and (iii) $377 of increased amortization on line of credit fees and unused line of credit fees in connection with the $125,000 line of credit which was obtained in the fourth quarter of 1996. These increases were offset in part by a $1,137 increase in capitalized interest costs from 1996 to 1997. Depreciation increased $3,588 to $10,064 in 1997 from $6,476 in 1996, primarily due to additional depreciation related to the 1997 Acquired Hotels, the 1996 Acquired Hotels and renovations completed during 1997 and 1996.

PRO FORMA YEAR ENDED DECEMBER 31, 1998 VERSUS PRO FORMA YEAR ENDED DECEMBER 31, 1997

    The Company had pro forma revenues of $56,650 for the year ended December 31, 1998, consisting of $56,401 of pro forma Percentage Lease revenues and $249 of pro forma interest and other income. Pro forma Percentage Lease revenues increased $8,781, or 18%, to $56,401 in 1998 from $47,620 in 1997. Of this increase, $7,667 was attributable to the opening of 10 hotel properties in 1998 (the "1998 New Hotels") and the remaining increase of $1,114 was primarily due to an increase in room rates in 1998 from 1997.

     Pro forma real estate taxes and property insurance costs incurred in 1998 were $5,257, an increase of $1,163 from $4,094 in 1997. This increase was primarily attributable to the 1998 New Hotels and an increase in tax rates and assessed values in 1998. Pro forma general and administrative expenses increased $1,607 to $3,701 in 1998 from $2,094 in 1997. The increase was primarily attributable to (i) an increase in the number of employees and related compensation expense throughout the year; (ii) costs related to the increase in size and activities of the Company in 1998 over 1997; as well as (iii) advertising costs associated with the opening of five internally developed hotels during 1998. Pro forma interest expense increased $4,852 to $8,912 in 1998 from $4,060 in 1997. The increase was primarily due to an increase in weighted average borrowings from $68,957 in 1997 to $137,932 in 1998, which resulted from borrowings made to acquire and develop the 10 hotel properties opened in 1998. Interest rates remained flat from 1997 to 1998. Pro forma depreciation increased $4,262 to $16,720 in 1998 from $12,458 in 1997, primarily due to additional depreciation related to the 1998 New Hotels and renovations completed during 1998 and 1997.

PRO FORMA - YEAR ENDED DECEMBER 31, 1997 VERSUS PRO FORMA - YEAR ENDED DECEMBER 31, 1996

    The Company had pro forma revenues of $42,462 for the year ended December 31, 1997, consisting of $42,134 of pro forma Percentage Lease revenues and $328 of pro forma interest and other income. Pro forma Percentage Lease revenues increased $3,652, or 9%, to $42,134 in 1997 from $38,482 in 1996. Of this increase, $1,578 was attributable to an increase in room rates in 1997 from 1996 and $2,074 was attributable to the opening of three hotel properties in 1996 (the "1996 New Hotels").

    Pro forma real estate taxes and property insurance costs incurred in 1997 were $3,072, an increase of $544 from $2,528 in 1996. This increase was primarily attributable to the 1996 New Hotels and an increase in property tax values in 1997. Pro forma general and administrative expenses decreased $27 to $2,056 in 1997 from $2,083 in 1996. The decrease was primarily attributable to a non-recurring charge of $317 in 1996 related to the termination of potential business combinations, offset in part by a non-recurring charge of $265 in 1997 related to listing the Company's Common Stock on the NYSE and changes in the financial management staff. Pro forma depreciation increased $1,411 to $10,920 in 1997 from $9,509 in 1996 primarily due to depreciation of the 1996 New Hotels and renovations completed during 1997 and 1996.

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

LIQUIDITY AND CAPITAL RESOURCES

    The Company finances its operations from operating cash flow, which is principally derived from Percentage Leases. For the year ended December 31, 1998, cash flow provided by operating activities was $34,605 and funds from operations, which is equal to net income before allocation to minority interest, plus depreciation, less preferred share distributions, was $30,326. Under Federal income tax law provisions applicable to REITs, the Company is required to distribute at least 95% of its taxable income to maintain its tax status as a REIT. In 1998, the Company declared distributions of $24,718 to its shareholders. Because the Company's cash flow from operating activities is expected to exceed its taxable income due to depreciation and amortization expenses, the Company expects to be able to meet its distribution requirements out of cash flow from operating activities.

    The Company's net cash used in investing activities for the year ended December 31, 1998 totaled $135,398, primarily relating to the purchase and development of the 1998 Hotels and renovation of the 1997 Acquired Hotels. During 1998, the Company spent $12,354, or 10.5% of lessee room revenue, in connection with the renovation of its Current Hotels. These capital expenditures were well in excess of the 5% of room revenues for its hotels (7% of room revenues and food and beverage revenues for one of its full service hotels) which the Company is required to spend under its Percentage Leases for periodic capital improvements and the refurbishment and replacement of furniture, fixtures and equipment at its Current Hotels. These capital expenditures are expected to be funded from operating cash flow, and possibly from borrowings under the Company's line of credit, which sources are expected to be adequate to fund such capital requirements. These capital expenditures are in addition to amounts spent on normal repairs and maintenance which have approximated 5.3% and 5.2% of room revenues in 1998 and 1997, respectively, and are paid by the lessees.

    The Company's net cash provided by financing activities in the year ended December 31, 1998 totaled $100,662. This amount included $71,000 of proceeds from the closing of a loan through GE Capital Corporation in November 1998, $23,619 of proceeds from additional borrowings under its $125,000 line of credit and $34,385 of proceeds from borrowings under various demand notes. These proceeds were offset in part by the payment of distributions to shareholders of $24,886 and the payment of distributions to the Partnership's minority interest of $1,886.

    On February 1, 1999, the Company entered into a new three-year, $140,000 line of credit agreement with a group of four banks led by Wachovia Bank of North Carolina, N.A. The Company has collateralized the line of credit with 29 of its Current Hotels. The line of credit bears interest generally at rates from LIBOR plus 1.45% to LIBOR plus 1.70%, based primarily upon the Company's level of total indebtedness. The Company's current rate is LIBOR plus 1.45%. The Company's Articles of Incorporation (the "Articles") limit its total amount of indebtedness to 45% of the investments in hotel properties at cost, as defined in the Articles. In connection with the 1999 Annual Meeting of Shareholders, the Board of Directors has recommended, and the shareholders will vote, with respect to an increase in the debt limitation contained in the Articles to 60% of the investments in hotel properties at cost, as defined in the Articles.

    The Company intends to acquire and develop additional hotel properties that meet its investment criteria and is continually evaluating acquisition opportunities. It is expected that future hotel acquisitions will be financed, in whole or in part, from additional follow-on offerings, from borrowings under the line of credit, from joint venture agreements, from the sale of hotel properties and/or from the issuance of other debt or equity securities. There can be no assurances that the Company will make an investment in any additional hotel properties that meet its investment criteria.

    During 1998, the Company opened five internally developed hotels. The following table sets forth certain information for each project.

      HOTEL AND LOCATION          ROOMS     DEVELOPMENT COSTS (APPX.)      COMPLETION DATE
      ------------------          -----     -------------------------      ---------------
Homewood Suites
    Crabtree Valley
    Raleigh, NC                    137          $13,100                    March 9, 1998
Homewood Suites
    Lake Mary, FL                  112           10,000                    May 5, 1998
Homewood Suites
    Alpharetta, GA                 112           10,200                    May 22, 1998
Courtyard by Marriott
    Winston-Salem, NC              122            8,000                    October 3, 1998
Homewood Suites
    Durham, NC                      96            9,500                    November 4, 1998

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

YEAR 2000 MANAGEMENT

The "Year 2000 Issue" is the result of computer programs that were written using two digits rather than four to define the applicable year. If the computer programs of the Company or one of its service providers, contractors, or suppliers, are not Year 2000 compliant, they may recognize a date using "00" as the Year 1900 rather than the Year 2000. If not corrected, this could result in a system failure or miscalculations causing disruptions of operations.

The Company has identified its Year 2000 risk in three categories: internal software and embedded chip technology, external noncompliance by service providers, contractors and suppliers, and external noncompliance by franchisors and lessees.

Internal Software and Embedded Chip Technology

The Company has begun its data gathering and testing phase with regard to internal software and Embedded chip technology, with the assistance of its systems integration consultants. Virtually all of the Company's internal software are current versions of off-the-shelf, name-brand software. The Company's hardware systems, which include computer hardware, a phone system, copiers and facsimile machines, also contain embedded chip technology which could pose a risk of noncompliance. The majority of this hardware has been installed in the last twelve months. Based on the results of our data gathering and tests to date, the cost of achieving Year 2000 compliance is not expected to be material. If any of the Company's current software or hardware is not Year 2000 compliant and is not repairable, the Company plans to replace the respective software or hardware with readily available Year 2000 compliant software or hardware. Full compliance is expected by the third quarter of 1999.

External Noncompliance by Service Providers, Contractors and Suppliers

The Company has identified and contacted its significant service providers, contractors and suppliers to determine the extent to which the Company is vulnerable to those third parties' failure to remedy their own Year 2000 issues. It is expected that identification of any Year 2000 exposure with these parties will be completed by April 30, 1999. To the extent that responses to Year 2000 readiness are unsatisfactory, the Company's contingency plan is to attempt to change significant service providers, contractors or suppliers to those who have demonstrated Year 2000 readiness, but cannot be assured that it will be successful in finding such alternative service providers, contractors or suppliers. The Company has received information concerning the Year 2000 compliance status of several of its significant service providers, contractors or suppliers. At this time, some of the service providers, contractors and suppliers have indicated they are already Year 2000 compliant, however, most have responded that they are in the process of becoming Year 2000 compliant. None have indicated that they will not be Year 2000 compliant by December 31, 1999. In the event that any of the Company's significant service providers, contractors or suppliers do not successfully and timely achieve Year 2000 compliance, and the Company is unable to replace them with alternate service providers, contractors or suppliers, the Company's business or operations could be materially and adversely affected.

External Noncompliance by Franchisors and Lessees

The Company has significant relationships with certain nationally recognized hotel franchisors and lessees. These franchisors have national reservation systems on which the Company relies to receive a significant portion of its Percentage Lease revenue. The Company has contacted these franchisors and lessees to identify the extent to which the Company is vulnerable to those third parties' failure to remedy their own Year 2000 issues. The Company has received initial responses that these franchisors and lessees are working on Year 2000 compliance. The Company intends to follow-up with the franchisors and lessees during the second quarter of 1999 to determine the extent of these third parties' Year 2000 readiness and to determine if any contingency plans of the Company will be necessary. In the event that any of these franchisors and lessees do not successfully and timely achieve Year 2000 compliance, the Company's business or operations could be materially and adversely affected.

Historical costs incurred to address the Year 2000 problem include approximately $300. The Company has not yet developed a final cost estimate related to fixing Year 2000 issues.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of December 31, 1998, the Company's exposure to market risk for a change in interest rates related solely to its debt outstanding under its $45 million revolving demand note and its $125 million line of credit (the "Facilities"). Total debt outstanding under the Facilities totaled $102.085 million at December 31, 1998. The Company does not enter into derivative or interest rate transactions for speculative purposes.

The Company had $71 million in debt at December 31, 1998 that was subject to a fixed interest rate and principal payments. This debt is comprised of the Company's 25-year loan with GE Capital Corporation, which carries an interest rate of 7.375% for the first 10 years.

As of December 31, 1998, the Company was exposed to changes in interest rates primarily as a result of its debt outstanding under the Facilities. The Facilities were used to maintain liquidity and fund the Company's business operations, hotel acquisitions, development and major renovations. Pursuant to the Company's operating strategies, it maintains minimal cash balances and is substantially dependent upon, among other things, the availability of adequate working capital financing to support hotel acquisitions, development and major renovations. The Facilities provided the Company with a maximum borrowing capacity of $170 million. Borrowings under the $45 million demand note bore interest at the prime rate (7.75% as of December 31, 1998). Borrowings under the $125 million line of credit bore interest generally at LIBOR plus 1.75%. The weighted average interest rate on the line of credit for 1998 was 7.56%. (See
Note 5 to the financial statements.)

On February 1, 1999, the Company entered into a new $140 million line of credit agreement (the "New Line"). Proceeds from the New Line were used to pay off the outstanding balances under the Facilities. The New Line, which expires in February 2002, bears interest generally at rates from LIBOR plus 1.45% to LIBOR plus 1.70%, based, in part, on the Company's level of total indebtedness. The Company's current interest rate is LIBOR plus 1.45%. The definitive extent of the Company's interest rate risk under the New Line is not quantifiable or predictable because of the variability of future interest rates and business financing requirements. The New Line, combined with the $71 million loan with GE Capital Corporation, provides the Company with a maximum borrowing capacity of $211 million.

The Company's long-term debt has an expiration date of December 2023. The following table presents the aggregate maturities and historical cost amounts of the fixed debt principal and interest rates by maturity dates at December 31, 1998:

               MATURITY DATE          FIXED RATE DEBT             INTEREST RATE
               -------------          ---------------             -------------
                   1999                   $ 1,025                     7.375%
                   2000                     1,103                     7.375%
                   2001                     1,187                     7.375%
                   2002                     1,278                     7.375%
                   2003                     1,376                     7.375%
               Thereafter                  65,031                     7.375%
                                          -------                     -----
                                          $71,000                     7.375%
                                          =======                     =====

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


PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

    Information on the Company's directors is incorporated by reference from pages 5 and 6, "Proposal 1 - Election of Directors", in the Company's Proxy Statement to be filed with respect to the Annual Meeting of Shareholders to be held May 18, 1999. Information on the Company's executive officers is included under the caption "Executive Officers of the Registrant" on pages 7 and 8 of this report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

    This information is incorporated by reference from pages 8 through 12, "Executive Compensation", in the Company's Proxy Statement to be filed with respect to the Annual Meeting of Shareholders to be held May 18, 1999.

ITEM 12. SHARE OWNERSHIP OF MANAGEMENT AND CERTAIN BENEFICIAL OWNERS

    This information is incorporated by reference from pages 2 through 4, "Share Ownership of Management and Certain Beneficial Owners", in the Company's Proxy Statement to be filed with respect to the Annual Meeting of Shareholders to be held May 18, 1999.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    This information is incorporated by reference from page 14 ,"Certain Relationships and Related Transactions", in the Company's Proxy Statement to be filed with respect to the Annual Meeting of Shareholders to be held May 18, 1999.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 10-K

(a) FINANCIAL STATEMENTS AND SCHEDULES. The financial statements and schedules listed below are included in this report.

Financial Statements and Schedules                                                                           Form 10-K Page
----------------------------------                                                                           --------------

WINSTON HOTELS, INC.:

Report of Independent Accountants                                                                                  34
Consolidated Balance Sheets as of December 31, 1998 and 1997                                                       35
Consolidated Statements of Income for the years ended December 31, 1998, 1997 and 1996                             36
Consolidated Statements of Shareholders' Equity for the years ended December 31,
    1998, 1997 and 1996                                                                                            37
Consolidated Statements of Cash Flows for the years ended December 31,
    1998, 1997 and 1996                                                                                            38
Notes to Consolidated Financial Statements                                                                         39
Schedule III - Real Estate and Accumulated Depreciation as of December 31, 1998                                    46
Notes to Schedule III                                                                                              48

WINSTON HOSPITALITY, INC.:

Report of Independent Accountants                                                                                  49
Balance Sheet as of October 31, 1997                                                                               50
Statements of Income for the ten-months ended October 31, 1997 and 1996 (unaudited)
    and the year ended December 31, 1996                                                                           51
Statements of Shareholders' Equity for the ten months ended October 31, 1997 and
    the year ended December 31, 1996                                                                               52
Statements of Cash Flows for the ten-months ended October 31, 1997 and 1996  (unaudited)
    and the year ended December 31, 1996                                                                           53
Notes to Financial Statements                                                                                      54

CAPSTAR WINSTON COMPANY, L.L.C.:

Independent Auditors' Report                                                                                       56
Balance Sheets as of December 31, 1998 and 1997                                                                    57
Statements of Operations for the year ended December 31, 1998 and the period from October 15, 1997
   (date of inception) through December 31, 1997                                                                   58
Statements of Members' Capital (Deficit) for the year ended December 31, 1998 and the period from
   October 15, 1997 (date of inception) through December 31, 1997                                                  59
Statements of Cash Flows for the year ended December 31, 1998 and the period from October 15, 1997
   (date of inception) through December 31, 1997                                                                   60
Notes to Financial Statements                                                                                      61

(b) REPORTS ON FORM 8-K. No reports on Form 8-K were filed during the fourth quarter of 1998.

(c) EXHIBITS. The exhibits required by Item 601 of Regulation S-K are listed below. Management contracts or compensatory plans are filed as Exhibits 10.7, 10.26, 10.27 and 10.30.

    Exhibit       Description
    -------       -----------
    3.1(12)       Restated Articles of Incorporation

    3.2(1)        Amended and Restated Bylaws

    4.1(1)        Specimen certificate for Common Stock, $0.01 par value per share

    4.2(8)        Form of Stock Certificate for 9.25% Series A Cumulative Preferred Stock

    4.3(10)       Restated Articles of Incorporation as amended (see Exhibits 3.1 and 3.2)

    4.4(10)       Amended and Restated Bylaws (see Exhibit 3.2)

    10.1(6)       Second Amended and Restated Agreement of Limited Partnership of WINN Limited Partnership

    10.2(8)       Amendment No. 1 dated September 11, 1997 to Second Amended and Restated Agreement of
                  Limited Partnership of WINN Limited Partnership

    10.3(10)      Amendment No. 2 dated December 31, 1997 to Second Amended and Restated Agreement of
                  Limited Partnership of WINN Limited Partnership

    10.4(2)       Form of Percentage Leases

    10.5(9)       First Amendment to Lease dated November 17, 1997 between WINN Limited Partnership and
                  CapStar Winston Company, L.L.C.

    10.6(9)       First Amendment to Lease dated November 24, 1997 between WINN Limited Partnership and
                  CapStar Winston Company, L.L.C.

    10.7(1)       Winston Hotels, Inc. Directors' Stock Incentive Plan

    10.8(2)       Limitation of Future Hotel Ownership and Development Agreement

    10.9(3)       Memorandum of Understanding, dated March 15, 1996, among Winston Hotels, Inc., Winston
                  Hospitality, Inc. and Promus Hotels, Inc.

    10.10(3)      Stock Purchase Agreement, dated April 24, 1996, between Promus Hotels, Inc. and Winston
                  Hotels, Inc.

    10.11(3)      Agreement of Purchase and Sale, dated April 24, 1996, between WINN Limited Partnership and Promus Hotels, Inc. relating to three hotel properties being developed by
                  Promus Hotels, Inc.

    10.12(3)      Option to Purchase Additional Hotels, dated April 24, 1996, between WINN Limited
                  Partnership and Promus Hotels, Inc.

    10.13(4)      Amendment No. 1 to Stock Purchase Agreement, dated as of August 7, 1996, by and between
                  Promus Hotels, Inc. and Winston Hotels, Inc. amending the Stock Purchase Agreement, dated April 24, 1996, by and between Promus Hotels, Inc. and Winston Hotels, Inc.

    10.14(4)      Amendment to Agreement of Purchase and Sale, dated as of August 7, 1996, by and between
                  WINN Limited Partnership and Promus Hotels, Inc., amending the Agreement of Purchase and Sale, dated April 24, 1996, by and between WINN Limited Partnership and Promus Hotels,
                  Inc. relating to three hotel properties being developed by Promus Hotels, Inc.


    10.15(4)      First Amendment to Option to Purchase Additional Hotels, dated as of August 7, 1996, by and between Promus Hotels, Inc. and WINN Limited Partnership, amending the Option to
                  Purchase Additional Hotels, dated April 24, 1996, by and between WINN Limited Partnership and Promus Hotels, Inc.

    10.16(5)      Credit Agreement, dated as of October 29, 1996, among Winston Hotels, Inc., WINN Limited
                  Partnership, the banks listed therein, Wachovia Bank of North Carolina, N.A., as
                  Collateral Agent and Wachovia Bank of Georgia, N.A., as Administrative Agent (the "1996
                  Credit Agreement")

    10.17(5)      Promissory Note, dated October 29, 1996, from Winston Hotels, Inc. and WINN Limited
                  Partnership to Branch Banking and Trust Company for the principal sum of
                  $35,000,000 pursuant to the 1996 Credit Agreement

    10.18(5)      Promissory Note, dated October 29, 1996, from Winston Hotels, Inc. and WINN Limited
                  Partnership to Nationsbank, N.A. for the principal sum of $20,000,000 pursuant to the 1996 Credit Agreement

    10.19(5)      Promissory  Note, dated October 29, 1996, from Winston  Hotels, Inc. and WINN Limited
                  Partnership to Southtrust Bank of Alabama, N.A. for the principal sum of
                  $20,000,000 pursuant to the 1996 Credit Agreement

    10.20(5)      Promissory Note, dated October 29, 1996, from Winston Hotels, Inc. and WINN Limited
                  Partnership to Wachovia Bank of North Carolina, N.A. for the principal sum of
                  $50,000,000 pursuant to the 1996 Credit Agreement

    10.21(5)      Form of Deed of Trust, Assignment of Rents, Security Agreement and Financing Statement
                  used to secure certain obligations under the 1996 Credit Agreement (not including certain variations existing in the different states where the properties are located)

    10.22(7)      Redemption and Registration Rights Agreement, dated as of July 14, 1997 by and among
                  WINN Limited Partnership, Winston Hotels, Inc., certain partnerships listed and certain partners or designees thereof listed therein

    10.23(9)      Guaranty dated November 17, 1997 between CapStar Hotel Company, WINN Limited Partnership and Winston Hotels, Inc.

    10.24(9)      Investment Agreement dated November 17, 1997 between Winston Hotels, Inc., Robert W.
                  Winston, III and John B. Harris, Jr.

    10.25(9)      First Amendment to Credit Agreement dated November 17, 1997 between Winston Hotels, Inc.,
                  WINN Limited Partnership, Wachovia Bank, N.A., Branch Banking and Trust Company,
                  NationsBank, N.A., and SouthTrust Bank, N.A.

    10.26(10)     Employment Agreement, dated July 31, 1997, by and between Kenneth R. Crockett and Winston
                  Hotels, Inc.

    10.27(11)     Winston Hotels, Inc. Stock Incentive Plan as amended May 1998

    10.28(12)     Loan Agreement by and between Winston SPE LLC and CMF Capital Company LLC dated
                  November 3, 1998

    10.29(12)     Promissory note dated November 3, 1998 by and between Winston SPE LLC and CMF Capital
                  Company, LLC

    10.30         Winston Hotels, Inc. Executive Deferred Compensation Plan


    10.31         Credit Agreement, dated as of January 15, 1999, among Wachovia Bank, N.A., Branch Banking and Trust Company, SouthTrust Bank, N.A., Centura Bank, Winston Hotels, Inc.,
                  WINN Limited Partnership and Wachovia Bank, N.A. as Agent (the "Credit Agreement")

    10.32         Promissory Note, dated as of January 15, 1999, from Winston Hotels, Inc. and WINN Limited
                  Partnership to Wachovia Bank, N.A. for the principal sum of $60,000,000 pursuant to the Credit Agreement

    10.33         Promissory Note, dated as of January 15, 1999, from Winston Hotels, Inc. and WINN Limited
                  Partnership to Branch Banking and Trust Company for the principal sum of $40,000,000 pursuant to the Credit Agreement

    10.34         Promissory Note, dated as of January 15, 1999, from Winston Hotels, Inc. and WINN Limited
                  Partnership to SouthTrust Bank, N.A. for the principal sum of $25,000,000 pursuant to the Credit Agreement

    10.35         Promissory Note, dated as of January 15, 1999, from Winston Hotels, Inc. and WINN Limited
                  Partnership to Centura Bank for the principal sum of $15,000,000 pursuant to the
                  Credit Agreement

    10.36         Form of Deed of Trust, Assignment of Rents, Security Agreement and Financing Statement
                  used to secure certain obligations under the Credit Agreement (not including certain variations existing in the different states where the properties are located)

    21.1          Subsidiaries of the Registrant

    23.1          Consent of Independent Accountants (PricewaterhouseCoopers LLP)

    23.2          Accountants' Consent (KPMG LLP)

    24            Powers of Attorney

    27.1          Financial Data Schedule to the Company's Form 10-K for the year ended December 31, 1998

------------
(1) Exhibits to the Company's Registration Statement on Form S-11 as filed with the Securities and Exchange Commission (Registration No. 33-76602) effective May 25, 1994 and incorporated herein by reference.

(2) Exhibits to the Company's Registration Statement on Form S-11 as filed with the Securities and Exchange Commission (Registration No. 33-91230) effective May 11, 1995 and incorporated herein by reference.

(3) Exhibits to the Company's Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on May 14, 1996 and incorporated herein by reference.

(4) Exhibits to the Company's Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on August 14, 1996 and incorporated herein by reference.

(5) Exhibits to the Company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 27, 1997 and incorporated herein by reference.

(6) Exhibit to the Company's report on Form 8-K as filed with the Securities and Exchange Commission on July 24, 1997 and incorporated herein by reference.

(7) Exhibit to the Company's Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on August 8, 1997 and incorporated herein by reference.

(8) Exhibits to the Company's report on Form 8-K as filed with the Securities and Exchange Commission on September 15, 1997 and incorporated herein by reference.

(9) Exhibits to the Company's report on Form 8-K as filed with the Securities and Exchange Commission on December 10, 1997 and incorporated herein by reference.

(10) Exhibits to the Company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 27, 1998 and as amended by Form 10-K/A filed with the Securities and Exchange Commission on April 1, 1998.

(11) Exhibit to the Company's Registration Statement on Form S-8 as filed with the Securities and Exchange Commission (Registration No. 333-60079) and incorporated herein by reference.

(12) Exhibits to the Company's Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on November 16, 1998 and as amended on Form 10-Q/A filed with the Securities and Exchange Commission on February 23, 1999 and incorporated herein by reference.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 WINSTON HOTELS, INC.

                                                 By: /s/ Robert W. Winston, III
                                                     --------------------------
                                                     Robert W. Winston, III
                                                     Chief Executive Officer

                                                 Date:  March 25, 1999

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

Signature                                               Title                                             Date
---------                                               -----                                             ----

*                                                       Chairman of the Board of Directors                March 25, 1999
--------------------------------------------
Charles M. Winston

/s/ Robert W. Winston, III                              Chief Executive Officer and Director              March 25, 1999
--------------------------------------------            (Principal Executive Officer)
Robert W. Winston, III

/s/ James D. Rosenberg                                  President, Chief Operating Officer,  Chief        March 25, 1999
--------------------------------------------            Financial Officer and Secretary
James D. Rosenberg

/s/ Brent V. West                                       Vice President and Controller                     March 25, 1999
--------------------------------------------
Brent V. West

*                                                       Director                                          March 25, 1999
--------------------------------------------
Edwin B. Borden

*                                                       Director                                          March 25, 1999
--------------------------------------------
Thomas F. Darden, II

*                                                       Director                                          March 25, 1999
--------------------------------------------
Richard L. Daugherty

*                                                       Director                                          March 25, 1999
--------------------------------------------
James H. Winston

*                                                       Director                                          March 25, 1999
--------------------------------------------
David C. Sullivan


*By /s/ Robert W. Winston, III
--------------------------------------------
    Robert W. Winston, III, Attorney-in-Fact

*By /s/ James D. Rosenberg
--------------------------------------------
   James D. Rosenberg, Attorney-in-Fact

                        REPORT OF INDEPENDENT ACCOUNTANTS





The Board of Directors and Shareholders
Winston Hotels, Inc.


In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, shareholders' equity and cash flows present fairly, in all material respects, the consolidated financial position of Winston Hotels, Inc. as of December 31, 1998 and 1997, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule of Winston Hotels, Inc. as listed on the index and included in this Form 10-K, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Raleigh, North Carolina

January 14, 1999, except for footnote 5
which is as of February 1, 1999

                              WINSTON HOTELS, INC.
                           CONSOLIDATED BALANCE SHEETS
                        AS OF DECEMBER 31, 1998 AND 1997
                   ($ IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                     ASSETS
                                                                                    1998            1997
                                                                                 ---------       ---------
Investment in hotel properties:
        Land                                                                     $  42,449       $  27,504
        Buildings and improvements                                                 355,807         229,469
        Furniture and equipment                                                     32,296          17,594
                                                                                 ---------       ---------
               Operating properties                                                430,552         274,567
        Less accumulated depreciation                                               37,920          21,572
                                                                                 ---------       ---------
                                                                                   392,632         252,995
        Properties under development                                                 5,229          26,490
                                                                                 ---------       ---------
               Net investment in hotel properties                                  397,861         279,485
Corporate FF&E, net                                                                    294              23
Cash and cash equivalents                                                               33             164
Lease revenue receivable                                                             7,653           5,682
Deferred expenses, net                                                               3,376           1,403
Prepaid expenses and other assets                                                    2,939           1,070
                                                                                 ---------       ---------

                                 Total assets                                    $ 412,156       $ 287,827
                                                                                 =========       =========


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Long-term debt                                                                   $  71,000       $    --
Due to banks                                                                       102,085          44,081
Accounts payable and accrued expenses                                                3,969           3,527
Distributions payable                                                                6,789           6,950
Minority interest in Partnership                                                    14,888          15,779
                                                                                 ---------       ---------
                                 Total liabilities                                 198,731          70,337
                                                                                 ---------       ---------

Shareholders' equity:
        Preferred stock, $.01 par value, 10,000,000 shares authorized,
           3,000,000 shares issued and outstanding (liquidation
           preference of $76,734 and $77,100)                                           30              30
        Common stock, $.01 par value, 50,000,000 shares authorized,
           16,313,980 and 16,194,480 shares issued and outstanding                     163             162
        Additional paid-in capital                                                 224,757         223,427
        Unearned directors' compensation                                              (310)           (106)
        Distributions in excess of earnings                                        (11,215)         (6,023)
                                                                                 ---------       ---------
                                 Total shareholders' equity                        213,425         217,490
                                                                                 ---------       ---------

                                 Total liabilities and shareholders' equity      $ 412,156       $ 287,827
                                                                                 =========       =========




    The accompanying notes are an integral part of the financial statements.

                              WINSTON HOTELS, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                   1998         1997         1996
                                                                 -------      -------      -------
Revenue:
        Percentage lease revenue                                 $54,700      $35,868      $26,611
        Interest and other income                                    249          234           97
                                                                 -------      -------      -------
              Total revenue                                       54,949       36,102       26,708
                                                                 -------      -------      -------

Expenses:
        Real estate taxes and property and casualty
           insurance                                               5,017        2,702        1,647
        General and administrative                                 3,692        2,021        1,985
        Interest                                                   8,637        3,066        2,665
        Depreciation                                              16,389       10,064        6,476
        Amortization                                                 339          176          147
                                                                 -------      -------      -------
              Total expenses                                      34,074       18,029       12,920
                                                                 -------      -------      -------

              Income before allocation to minority interest       20,875       18,073       13,788
Income allocation to minority interest                             1,349        1,329          786
                                                                 -------      -------      -------

              Net income                                          19,526       16,744       13,002
Preferred stock distribution                                       6,938        2,100         --
                                                                 -------      -------      -------

Net income applicable to common Shareholders                     $12,588      $14,644      $13,002
                                                                 =======      =======      =======

Earnings per share:
       Net income per common share                               $  0.77      $  0.92      $  1.01
                                                                 =======      =======      =======

       Net income per common share assuming dilution             $  0.77      $  0.91      $  1.00
                                                                 =======      =======      =======

       Weighted average number of common shares                   16,286       15,990       12,922
                                                                 =======      =======      =======

       Weighted average number of common shares
          assuming dilution                                       18,040       17,555       13,768
                                                                 =======      =======      =======



    The accompanying notes are an integral part of the financial statements.

                              WINSTON HOTELS, INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                           COMMON STOCK    PREFERRED STOCK   ADDITIONAL    UNEARNED    DISTRIBUTIONS      TOTAL
                                         ---------------  -----------------   PAID-IN     DIRECTORS'    IN EXCESS OF   SHAREHOLDERS'
                                         SHARES  DOLLARS  SHARES    DOLLARS   CAPITAL    COMPENSATION     EARNINGS       EQUITY
                                         ------  -------  ------    -------  ----------  ------------  -------------   -------------
Balances at December 31, 1995             9,880  $   99       --    $   --   $ 82,988     $ (256)        $  (1,959)     $ 80,872

Issuance of shares                        5,919      59       --        --     60,532         --                --        60,591
Adjustment to minority interest              --      --       --        --      1,696         --                --         1,696
Distributions ($1.005 per share)             --      --       --        --         --         --           (14,423)      (14,423)
Unearned compensation amortization           --      --       --        --         --         75                --            75
Net income                                   --      --       --        --         --         --            13,002        13,002
                                         ------  ------   ------    ------   --------     ------        ----------      --------
Balances at December 31, 1996            15,799     158       --        --    145,216       (181)           (3,380)      141,813

Issuance of shares                          395       4    3,000        30     76,451         --                --        76,485
Adjustment to minority interest              --      --       --        --      1,760         --                --         1,760
Distributions ($1.08 per common share)       --      --       --        --         --         --           (17,287)      (17,287)
Distributions ($0.70 per preferred share)    --      --       --        --         --         --            (2,100)       (2,100)
Unearned compensation amortization           --      --       --        --         --         75                --            75
Net income                                   --      --       --        --         --         --            16,744        16,744
                                         ------  ------   ------    ------   --------     ------        ----------      --------
Balances at December 31, 1997            16,194     162    3,000        30    223,427       (106)           (6,023)      217,490

Issuance of shares                          120       1       --        --      1,137       (401)               --           737
Adjustment to minority interest              --      --       --        --        193         --                --           193
Distributions ($1.09 per common share)       --      --       --        --         --         --           (17,780)      (17,780)
Distributions ($2.31 per preferred share)    --      --       --        --         --         --            (6,938)       (6,938)
Unearned compensation amortization           --      --       --        --         --        197                --           197
Net income                                   --      --       --        --         --         --            19,526        19,526
                                         ------  ------   ------    ------   --------     ------         ---------      --------
Balances at December 31, 1998            16,314  $  163    3,000    $   30   $224,757     $ (310)        $ (11,215)     $213,425
                                         ======  ======   ======    ======   ========     ======         =========      ========



    The accompanying notes are an integral part of the financial statements.

                              WINSTON HOTELS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1998, 1997 AND 1996
                                ($ IN THOUSANDS)

                                                                                     1998           1997            1996
                                                                                  ---------       --------       --------
Cash flows from operating activities:
    Net income                                                                    $  19,526       $ 16,744       $ 13,002
         Adjustments to reconcile net income to net cash provided by operating activities:
               Minority interest                                                      1,349          1,329            786
               Depreciation                                                          16,389         10,064          6,476
               Amortization                                                             455            516            321
               Unearned compensation amortization                                       197             75             75
         Changes in assets and liabilities:
               Lease revenue receivable                                              (1,971)        (1,071)        (2,064)
               Prepaid expenses and other assets                                     (1,782)          (457)          (168)
               Accounts payable and accrued expenses                                    442            611            301
                                                                                  ---------       --------       --------
                             Net cash provided by operating activities               34,605         27,811         18,729
                                                                                  ---------       --------       --------

Cash flows from investing activities:
    Prepaid acquisition costs                                                          (448)          (408)          (565)
    Deferred acquisition costs                                                         --              (64)           (18)
    Sale of land parcel                                                                 445           --             --
    Investment in hotel properties                                                 (135,395)       (81,877)       (74,031)
                                                                                  ---------       --------       --------
                             Net cash used in investing activities                 (135,398)       (82,349)       (74,614)
                                                                                  ---------       --------       --------

Cash flows from financing activities:
    Purchase of interest rate protection agreements                                    --              (69)          --
    Fees paid to register additional common shares                                      (45)          --             --
    Fees paid in connection with new financing facilities                            (2,125)           (16)          (563)
    Proceeds from GE Capital Corporation loan                                        71,000           --             --
    Proceeds from various demand notes                                               34,385           --             --
    Net proceeds from issuance of common stock                                          600            200         59,091
    Net proceeds from issuance of preferred stock                                      --           71,506           --
    Payment of distributions to shareholders                                        (24,886)       (16,789)       (13,062)
    Payment of distributions to minority interest                                    (1,886)        (1,645)          (643)
    Net increase in line of credit borrowing                                         23,619          1,281          8,800
                                                                                  ---------       --------       --------
                             Net cash provided by financing activities              100,662         54,468         53,623
                                                                                  ---------       --------       --------

Net decrease in cash and cash equivalents                                              (131)           (70)        (2,262)

Cash and cash equivalents at beginning of period                                        164            234          2,496
                                                                                  ---------       --------       --------
Cash and cash equivalents at end of period                                        $      33       $    164       $    234
                                                                                  =========       ========       ========

Supplemental disclosure:
               Cash paid for interest                                             $   9,575       $  4,044       $  2,158
                                                                                  =========       ========       ========

Summary of non-cash investing and financing activities:
    Investment in hotel properties payable                                        $    --         $  1,134       $  1,315
    Distributions declared but not paid                                               6,789          6,950          4,352
    Issuance of shares in exchange for hotel properties/minority
            interest units                                                              151          4,799          1,500
    Issuance of units in exchange for hotel properties                                 --           11,287          9,555
    Adjustment to minority interest due to follow-on offerings and issuance of partnership units in connection with the acquisition
            of hotel properties                                                         193          1,760          1,696

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

    During 1995 and 1996, WHI completed follow-on Common Stock offerings, as well as a Preferred Stock offering in September 1997, and invested the net proceeds from these offerings in the Partnership. The Partnership utilized the proceeds to acquire 28 additional hotel properties as of December 31, 1997. During 1998, the Company added 13 additional properties to its portfolio, five of which were internally developed (see Note 3). As of December 31, 1998, WHI's ownership in the Partnership was 90.37% (see Note 6). As of December 31, 1998, the Company owned 51 hotel properties (the "Current Hotels"), primarily in the Southeast region of the United States. 49 of the Current Hotels are leased, pursuant to separate percentage operating lease agreements (the "Percentage Leases"), to CapStar Winston Company, L.L.C. ("CapStar Winston"), one is leased to Bristol Hotels and Resorts, Inc. ("Bristol") and one is leased to Prime Hospitality Corp. ("Prime").

    Prior to November 17, 1997, 38 of the Current Hotels were leased pursuant to the Percentage Leases to Winston Hospitality, Inc. On November 17, 1997 and November 24, 1997, CapStar Management Company, L.P. purchased substantially all of the assets and assumed certain liabilities of Winston Hospitality, Inc., including the 38 then existing leases. Concurrent with the transaction, the leases were assigned to CapStar Winston, an affiliate of CapStar Management Company, L.P., and the terms of the leases were extended to 15 years from the date of the transaction.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

    Principles of Consolidation. The consolidated financial statements include the accounts of WHI and the Partnership. All significant inter-company balances and transactions have been eliminated.

    Investment in Hotel Properties. Hotel properties are recorded at cost and are depreciated using the straight-line method over estimated useful lives of the assets of 5 and 30 years for furniture and equipment, and buildings and improvements, respectively. Upon disposition, both the assets and accumulated depreciation accounts are relieved and the related gain or loss is credited or charged to the income statement. Repairs and maintenance of hotel properties are paid by the lessees.

    The Company evaluates long-lived assets for potential impairment by analyzing the operating results, trends and prospects for the Company and considering any other events and circumstances which might indicate potential impairment.

    Cash and Cash Equivalents. All highly liquid investments with a maturity of three months or less when purchased are considered to be cash equivalents.

    Deferred Expenses. Included in deferred expenses are franchise fees and loan costs which are recorded at cost. Amortization of franchise fees is computed using the straight-line method over ten years. Amortization of loan costs, computed using the straight-line method over the period of the related debt facility, are included in interest expense.

    Minority Interest in Partnership. Certain hotel properties have been acquired, in part, by the Partnership, through the issuance of limited partnership units of the Partnership. The equity interest in the Partnership created by these transactions represents the Company's minority interest liability. The Company's minority interest is: (i) increased or decreased by its pro-rata share of the net income or net loss, respectively, of the Partnership;
(ii) decreased by distributions; and (iii) adjusted to equal the net equity of the Partnership multiplied by the limited partners' ownership percentage immediately after each issuance of units of the Partnership and/or Common Stock of the Company through an adjustment to additional paid-in capital.

    Earnings Per Share. Net income per common share is computed by dividing net income applicable to common shareholders by the weighted-average number of common shares outstanding during the period. Net income per common share assuming dilution is computed by dividing income before allocation to minority interest by the weighted-average number of common shares assuming dilution during the period. Weighted average number of common shares assuming dilution includes common shares and dilutive common share equivalents, primarily redeemable limited partnership units and stock options (see Note 6).

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

    Earnings and profits, which determine the taxability of distributions to shareholders, differ from net income reported for financial reporting purposes due to the differences for federal tax purposes in the estimated useful lives used to compute depreciation and the carrying value (basis) of the investment in hotel properties. Additionally, certain costs associated with the IPO are treated differently for federal tax purposes than for financial reporting purposes. At December 31, 1998, the net tax basis of the Company's assets and liabilities was approximately $12,500 less than the amounts reported in the accompanying consolidated financial statements.

    For federal income tax purposes, 1998 distributions amounted to $1.09 per common share, two percent of which is considered a return of capital.

    Fair Value of Financial Instruments. The value of interest rate cap agreements fluctuates with interest rates. As of December 31, 1997, interest rates related to the contract period were below the contract rates, and therefore these contracts were estimated to have nominal current fair value as of that date. There were no such agreements as of December 31, 1998. Due to banks consists of a line of credit and a demand note, both of which reprice periodically to allow for the fair value to equal the carrying value. Long-term debt consists of a fixed rate note which approximates fair value. The Company's remaining assets and liabilities are not considered financial instruments.

    Concentration of Credit Risk. The Company places cash deposits at federally insured depository institutions. At December 31, 1998, bank account balances exceeded federal depository insurance limits by approximately $987.

    Reclassifications. Certain reclassifications have been made to the 1996 and 1997 financial statements to conform with the 1998 presentation. These reclassifications have no effect on net income or shareholders' equity previously reported.

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

3.  HOTEL PROPERTIES:

    The Company owned 51 hotels, consisting of 6,904 rooms, as of December 31, 1998. The Company's acquisition of hotel properties for the years 1998, 1997 and 1996 are summarized as follows:

                                                 NUMBER OF        NUMBER OF
                   YEAR     PURCHASE COST     HOTEL PROPERTIES   ROOMS/SUITES
                   ----     -------------     ----------------   ------------
                   1996*      $ 73,200                  10           1,322
                   1997         62,625                   7           1,096
                   1998        140,794                  13           1,803
                              --------              ------          ------

                   Total      $276,619                  30           4,221
                              ========              ======          ======

* Includes $38,313 paid to Winston Affiliates for the acquisition of four hotels with 534 rooms/suites.

    The Partnership issued 722,024 limited partnership units in connection with the acquisition of three hotels acquired in 1996 from Winston Affiliates.

    All acquisitions were accounted for by the purchase method of accounting and results of operations for these hotels are included in the Consolidated Statements of Income for the period in which they were owned by the Company. The following unaudited pro forma financial information assumes the acquisitions were acquired as of the later of January 1, 1997 or their date of opening and the 1997 Preferred Stock offerings took place on January 1, 1997:

                                                                               PRO FORMA FOR THE
                                                                             YEAR ENDED DECEMBER 31,
                                                                          -----------------------------
                                                                              1998             1997
                                                                          -----------      -----------

          Percentage lease and other revenue                              $    56,650      $    47,949
                                                                          -----------      -----------
          Expenses:
              Real estate taxes and property and
              casualty insurance                                                5,257            4,094
              General and administrative                                        3,701            2,094
              Interest expense                                                  8,912            4,060
              Depreciation                                                     16,720           12,458
              Amortization                                                        658              627
                                                                          -----------      -----------
                 Total expense                                                 35,248           23,333
                                                                          -----------      -----------
                 Income before allocation to minority interest                 21,402           24,616
          Income allocation to minority interest                                1,400            1,975
          Preferred stock distribution                                          6,938            6,938
                                                                          -----------      -----------
                 Net income applicable to common shareholders             $    13,064      $    15,703
                                                                          ===========      ===========

          Net income per common share                                     $      0.80      $      0.98
                                                                          ===========      ===========

          Net income per common share assuming dilution                   $      0.80      $      0.98
                                                                          ===========      ===========

          Weighted average number of common shares                         16,288,458       15,990,042
                                                                          ===========      ===========

          Weighted average number of common shares assuming dilution       18,041,765       17,990,135
                                                                          ===========      ===========

4.  DEFERRED EXPENSES:

    At December 31, 1998 and 1997 deferred expenses consist of:

                                             1998            1997
                                           --------        -------

        Franchise fees                     $  1,617        $ 1,254
        Debt facility fees                    2,125            658
        Interest rate caps                       --             69
        Registration costs                       30             --
        Acquisition costs                        --             86
                                           --------        -------
                                              3,772          2,067
        Less accumulated amortization           396            664
                                           --------        -------
        Deferred expenses, net             $  3,376        $ 1,403
                                           ========        =======

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

5.  DEBT:

The Company's outstanding debt balance as of December 31, 1998 consisted of amounts due under three separate debt facilities.

On October 30, 1998, the Company signed a $45,000 revolving demand note with Wachovia Bank, N.A. Interest accrued on the note at the prime rate (7.75% as of December 31, 1998). Six of the Company's Current Hotels served as collateral for the note. The outstanding balance on the note as of December 31, 1998 totaled $34,385.

On November 3, 1998, the Company closed a $71,000 loan with GE Capital Corporation. The 25-year loan bears interest at a fixed rate of 7.375% for the first 10 years. 14 of the Company's Current Hotels, with a carrying value of $128,239, serve as collateral for the loan. As of December 31, 1998, the entire $71,000 balance was outstanding. The first principal payment was made January 1, 1999. The Company used the net proceeds from the loan to pay down the then existing line of credit balance. The loan agreement with GE Capital Corporation requires the Company to establish escrow reserves for the purposes of debt service, capital improvements and property taxes and insurance. These reserves, which are held by GE Capital Corporation, totaled $2,202 as of December 31, 1998 and are included in prepaid expenses and other assets on the accompanying consolidated balance sheets.

As of December 31, 1998 and 1997 the Company's outstanding debt balance under its previous $125,000 line of credit (the "Previous Line") totaled $67,700 and $44,081, respectively. Interest on borrowings was generally at LIBOR plus 1.75% and was payable monthly in arrears. As of December 31, 1998 and 1997 the weighted average interest rate on the outstanding balance under the Previous Line was 7.56% and 7.55%, respectively. A commitment fee of 0.0625% was also paid quarterly on the unused portion of the Previous Line. Prior to the closing of the $71,000 GE Capital loan mentioned above, 28 of the Company's Current Hotels served as collateral for the Previous Line. Upon closing of the GE Capital loan, nine of these properties were removed as collateral on the Previous Line and were transferred as part of the 14 Current Hotels which currently serve as collateral for the $71,000 GE Capital loan. During the years ended December 31, 1998, 1997 and 1996, the Company capitalized interest of $1,513, $1,284 and $148, respectively, related to hotels under development or major renovation.

On February 1, 1999, the Company entered into a new three-year $140,000 line of credit agreement (the "New Line") with a group of banks led by Wachovia Bank of North America, N.A. This New Line replaces the Company's Previous Line. The New Line bears interest at rates from LIBOR plus 1.45% to prime, based on the Company's level of total indebtedness. The Company's current rate is LIBOR plus 1.45%. A commitment fee of 0.05% is also payable quarterly on the unused portion of the New Line. The Company used the proceeds from the New Line to pay off the outstanding balances under the Previous Line and under the $45,000 revolving demand note mentioned above. The Company has collateralized the New Line with 29 of its Current Hotels, with a carrying value of $223,400 as of January 31, 1999. Included within these 29 hotels are six of the Current Hotels which served as collateral for the

$45,000 revolving demand note, 19 of the Current Hotels which served as collateral for the Previous Note, as well as four other Current Hotels.

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

    Pursuant to the Partnership Agreement of the Partnership, the holders of limited partnership units have certain redemption rights (the "Redemption Rights") which enable them to cause the Partnership to redeem their units in the Partnership in exchange for shares of Common Stock on a one-for-one basis or, in certain circumstances, for cash. The number of shares issuable upon exercise of the Redemption Rights will be adjusted upon the occurrence of stock splits, mergers, consolidations or similar pro-rata share transactions, which otherwise would have the effect of diluting the ownership interests of the limited partners or the shareholders of WHI. As of December 31, 1998, the Partnership had 18,052,560 units outstanding, of which 16,313,980 units were held by WHI.

    WHI issued 7,500 shares to each of its five initial independent directors which shares vested at a rate of 1,500 shares per year beginning on June 2, 1994. These shares became fully vested on May 5, 1998. WHI also issued 5,687 shares to a new independent director on January 2, 1998. These shares vest 20% on the date of grant and 20% on each anniversary thereafter. Any unvested shares are subject to forfeiture if the director does not remain a director of WHI. Each director is entitled to vote and receive distributions paid on such shares prior to vesting.

7.  EARNINGS PER SHARE:

    The following is a reconciliation of the net income applicable to common shareholders used in the net income per common share calculation to the income before allocation to minority interest used in the net income per common share - assuming dilution:

                                                                YEAR ENDED DECEMBER 31,
                                                          ---------------------------------
                                                           1998          1997         1996
                                                          -------      -------      -------
        Net income                                        $19,526      $16,744      $13,002
        Less: preferred shares distribution                 6,938        2,100         --
                                                          -------      -------      -------
        Net income applicable to common shareholders       12,588       14,644       13,002
        Plus: income allocation to minority interest        1,349        1,329          786
                                                          -------      -------      -------
        Net income assuming dilution                      $13,937      $15,973      $13,788
                                                          =======      =======      =======

    The following is a reconciliation of the weighted average shares used in net income per common share to the weighted average shares used in the net income per common share - assuming dilution:

                                                                YEAR ENDED DECEMBER 31,
                                                      ------------------------------------------
                                                         1998            1997            1996
                                                      ----------      ----------      ----------
        Weighted average number of common shares      16,286,233      15,990,096      12,921,552
        Units with redemption rights                   1,746,791       1,493,306         813,831
        Stock options                                      7,214          71,376          32,617
                                                      ----------      ----------      ----------
        Weighted average number of common shares
             assuming dilution                        18,040,238      17,554,778      13,768,000
                                                      ==========      ==========      ==========


8.  STOCK OPTION PLAN:

     During 1998, the Company amended the Winston Hotels, Inc. Stock Incentive Plan (the "Plan"). The amendment increased the number of shares of Common Stock that may be issued under the Plan to 1,600,000 shares plus an annual increase to be added as of January 1 of each year, beginning January 1, 1999, equal to the lesser of (i) 500,000 shares; (ii) 8.5% of any increase in the number of authorized and issued shares (on a fully diluted basis) since the immediately preceding January 1; or (iii) a lesser number determined by the Board of Directors. Incentive stock options under the Plan may not exceed 350,000 without shareholder approval. The Plan permits the grant of incentive or nonqualified stock options, stock appreciation rights, stock awards or performance shares to participants. Under the Plan, the exercise price of each option equals the market price of the Company's Common Stock on the date of grant and an option's maximum term is ten years. Options are granted upon approval of the Board of Directors and generally contain vesting requirements over a period of years.

    On January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" ("SFAS 123"). As permitted by SFAS 123, no compensation cost has been recognized for options granted under the Plan. Had the fair value method been used to determine compensation cost, the impact on the Company's 1998 net income and net income per Common Share would have been a decrease of $789 and $0.05 per share, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants in 1998, 1997 and 1996: dividend yield of 9%; expected volatility of 30%; risk-free interest rate of 5.5%; and an expected life of five years for all options.

    A summary of the status of the Plan as of December 31, 1998, 1997 and 1996, and changes during the years ended on those dates, is presented below:

                                               1998                          1997                        1996
                                       --------------------------  -------------------------   -------------------------
                                                     WEIGHTED                   WEIGHTED                    WEIGHTED
                                                      AVERAGE                    AVERAGE                    AVERAGE
                                        SHARES     EXERCISE PRICE   SHARES    EXERCISE PRICE   SHARES     EXERCISE PRICE
                                       -------     --------------  -------    --------------   ------     --------------
Outstanding at beginning of year       436,000         11.34       401,000       $ 10.93       376,000      $ 10.80
Granted                                450,000         13.10        55,000         13.88        25,000        12.88
Exercised                              (58,000)        10.33       (20,000)        10.00          --            --
Forfeited                              (30,000)        11.38          --             --           --            --
                                      --------       -------       -------       -------       -------      -------

Outstanding at end of year             798,000       $ 12.40       436,000       $ 11.34       401,000      $ 10.93
                                      ========       =======       =======       =======       =======      =======

Options exercisable at year-end        309,250                     254,750                     206,000
                                      ========                     =======                     =======

    The following table summarizes information about the Plan at December 31, 1998:

                               OPTIONS OUTSTANDING       OPTIONS EXERCISABLE          AVERAGE REMAINING
          EXERCISE PRICES          AT 12/31/98                AT 12/31/98         CONTRACTUAL LIFE (YEARS)
          ---------------      -------------------       -------------------      ------------------------
              $10.00                   50,000                  50,000                      1.0
              $10.00                   28,000                  28,000                      5.4
              $11.00                   50,000                  50,000                      0.4
              $11.31                   50,000                  50,000                      6.8
              $11.38                   90,000                  45,000                      7.0
              $12.38                   50,000                  10,000                      9.4
              $12.88                   25,000                  12,500                      7.8
              $13.19                  400,000                  50,000                      9.0
              $13.88                   55,000                  13,750                      8.8


9.  COMMITMENTS:

    The Company has future lease commitments from the lessees through 2012. Minimum future rental payments contractually due to the Company under these non-cancelable operating leases are as follows:

                                                         AMOUNT
             Year ended December 31:                    --------
                       1999                             $ 33,468
                       2000                               33,468
                       2001                               33,468
                       2002                               33,468
                       2003                               33,468
                       2004 and thereafter               290,825
                                                        --------

                           Total                        $458,165
                                                        ========

    Under the terms of the Percentage Leases, the lessees are obligated to pay the Company the greater of base rents or percentage rents. The Company earned minimum base rents of $28,033, $16,114 and $11,426 for the years ended December 31, 1998, 1997, and 1996, respectively, and percentage rents of $26,667, $19,754 and $15,185 for the years ended December 31, 1998, 1997, and 1996, respectively. The percentage rents are based on percentages of gross room revenue and certain food and beverage revenues of the lessees. MeriStar Hospitality Corporation, an affiliate of CapStar Winston, has guaranteed amounts due and payable to the Company under the 49 properties leased by CapStar Winston up to $20,000. The lessees operate the hotel properties pursuant to franchise agreements, which require the payment of fees based on a percentage of hotel revenue. These fees are paid by the lessees.

    Pursuant to the Percentage Leases, the Company reserves 5% of room revenues (7% of gross room, food and beverage revenues from one of its full-service hotels) to fund periodic improvements to the buildings and grounds, and the periodic replacement and refurbishment of furniture, fixtures and equipment.

    For one of the Current Hotels, the Company leases the land under an operating lease which expires December 31, 2062. Expenses incurred in 1998 related to this land lease totaled $245. Minimum future rental payments contractually due by the Company under this lease are as follows: 1999 - $110, 2000 - $110, 2001 - $110, 2002 - $110, 2003 - $110, 2004 and thereafter -
$7,040.

10. QUARTERLY FINANCIAL DATA (UNAUDITED):

    Summarized unaudited quarterly results of operations for the years ended December 31, 1998 and 1997 are as follows:

1998
                                                  FIRST         SECOND       THIRD       FOURTH
                                                 --------      -------      -------      -------
Total revenue                                     $10,122      $15,064      $16,305      $13,458
Total expenses                                      5,448        8,406       10,204       10,016
                                                  -------      -------      -------      -------
Income before minority interest                     4,674        6,658        6,101        3,442
Income allocation to minority interest                297          469          420          163
                                                  -------      -------      -------      -------
Income after minority interest                      4,377        6,189        5,681        3,279
Preferred share distribution                        1,734        1,734        1,735        1,735
                                                  -------      -------      -------      -------
Net income applicable to common shareholders
                                                  $ 2,643      $ 4,455      $ 3,946      $ 1,544
                                                  =======      =======      =======      =======

Earnings per share:
           Net income per common share            $  0.16      $  0.27      $  0.24      $  0.09
                                                  =======      =======      =======      =======
           Net income per common share
              assuming dilution                   $  0.16      $  0.27      $  0.24      $  0.09
                                                  =======      =======      =======      =======


1997
                                                   FIRST      SECOND       THIRD       FOURTH
                                                  ------      ------      -------      ------
Total revenue                                     $7,178      $9,646      $10,406      $8,872
Total expenses                                     4,012       4,468        5,027       4,522
                                                  ------      ------      -------      ------
Income before minority interest                    3,166       5,178        5,379       4,350
Income allocation to minority interest               230         381          490         228
                                                  ------      ------      -------      ------
Income after minority interest                     2,936       4,797        4,889       4,122
Preferred share distribution                        --          --            366       1,734
                                                  ======      ======      =======      ======
Net income applicable to common shareholders
                                                  $2,936      $4,797      $ 4,523      $2,388
                                                  ======      ======      =======      ======

Earnings per share:
           Net income per common share            $ 0.19      $ 0.30      $  0.28      $ 0.15
                                                  ======      ======      =======      ======
           Net income per common share
              assuming dilution
                                                  $ 0.18      $ 0.30      $  0.28      $ 0.15
                                                  ======      ======      =======      ======

                              WINSTON HOTELS, INC.
             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                             AS OF DECEMBER 31, 1998
                                ($ IN THOUSANDS)

                                       -------------------------------------------------------------------------------------
                                                                    Cost Capitalized                 Gross Amounts
                                                                      Subsequent to                     Carried
                                           Initial Cost                Acquisition                 at Close of Period
----------------------------------------------------------------------------------------------------------------------------
                                                  Buildings                  Buildings               Buildings
                                                     and                        and                     and
Description               Encumbrances   Land    Improvements      Land     Improvements   Land     Improvements      Total
----------------------------------------------------------------------------------------------------------------------------
Hampton Inn
  Boone, NC                     *      $   264     $  2,750       $   --     $  361       $   264    $  3,111       $  3,375
Hampton Inn
  Brunswick, GA                 *          716        3,887           --        355           716       4,242          4,958
Hampton Inn
  Cary, NC                      *          613        4,596           --        348           613       4,944          5,557
Hampton Inn
  Charlotte, NC                 #          833        3,609           --        116           833       3,725          4,558
Hampton Inn
  Chester, VA                   *          461        2,238           --         60           461       2,298          2,759
Hampton Inn
  Duncanville, TX               *          480        2,689           25        522           505       3,211          3,716
Hampton Inn
  Durham, NC                               634        4,582           --        613           634       5,195          5,829
Hampton Inn & Suites
  Gwinnett, GA                  #          557        6,959           --          1           557       6,960          7,517
Hampton inn
  Hilton Head, SC               *          310        3,969           --        558           310       4,527          4,837
Hampton Inn
  Jacksonville, NC              *          473        4,140           --        328           473       4,468          4,940
Hampton Inn
  Las Vegas, NV                 *          856        7,945           --         --           856       7,945          8,801
Hampton Inn
  Perimeter , GA                #          914        6,293           --         41           914       6,334          7,248
Hampton Inn
  Raleigh, NC                   #          697        5,955           --        966           697       6,921          7,618
Hampton Inn
  Southern Pines, NC            *          614        4,280           --        663           614       4,943          5,557
Hampton Inn
  Southlake, GA                 *          680        4,065           --        393           680       4,458          5,138
Hampton Inn
  W. Springfield, MA            #          916        5,253           --        515           916       5,768          6,684
Hampton Inn
  White Plains, NY              #        1,382       10,763           --        211         1,382      10,974         12,357
Hampton Inn
  Wilmington, NC                *          460        3,208            2        341           462       3,549          4,012
Comfort Inn
  Augusta, GA                              404        3,541           --        325           404       3,866          4,270
Comfort Inn
  Charleston, SC                #          438        5,853           --        774           438       6,627          7,065
Comfort Inn
  Chester, VA                   *          661        6,447           --        230           661       6,677          7,338
Comfort Inn
  Clearwater, FL                *          532        3,436           --        661           532       4,097          4,629

                                ---------------------------------------------------------------
                                  Accumulated                                   Life Upon Which
                                 Depreciation   Net Book Value                  Depreciation in
                                   Buildings   Land, Buildings                   Latest Income
                                      and           and             Date of      Statement is
Description                       Improvements  Improvements     Acquisition       Computed
-----------------------------------------------------------------------------------------------
Hampton Inn
  Boone, NC                        $   586    $  2,790             6/2/94              30
Hampton Inn
  Brunswick, GA                        686       4,272             6/2/94              30
Hampton Inn
  Cary, NC                             862       4,696             6/2/94              30
Hampton Inn
  Charlotte, NC                        614       3,943             6/2/94              30
Hampton Inn
  Chester, VA                          308       2,451            11/29/94             30
Hampton Inn
  Duncanville, TX                      308       3,408             5/7/96              30
Hampton Inn
  Durham, NC                           870       4,960             6/2/94              30
Hampton Inn & Suites
  Gwinnett, GA                         561       6,956             7/18/96             30
Hampton inn
  Hilton Head, SC                      676       4,161            11/29/94             30
Hampton Inn
  Jacksonville, NC                     743       4,197             6/2/94              30
Hampton Inn
  Las Vegas, NV                        154       8,646             5/20/98             30
Hampton Inn
  Perimeter , GA                       509       6,739             7/19/96             30
Hampton Inn
  Raleigh, NC                          959       6,658             5/18/95             30
Hampton Inn
  Southern Pines, NC                   818       4,739             6/2/94              30
Hampton Inn
  Southlake, GA                        755       4,383             6/2/94              30
Hampton Inn
  W. Springfield, MA                   289       6,395             7/14/97             30
Hampton Inn
  White Plains, NY                     425      11,932            10/29/97             30
Hampton Inn
  Wilmington, NC                       649       3,362             6/2/94              30
Comfort Inn
  Augusta, GA                          509       3,762             5/18/95             30
Comfort Inn
  Charleston, SC                       854       6,210             5/18/95             30
Comfort Inn
  Chester, VA                          963       6,375            11/29/94             30
Comfort Inn
  Clearwater, FL                       551       4,078             5/18/95             30

                                       -------------------------------------------------------------------------------------
                                                                    Cost Capitalized                 Gross Amounts
                                                                      Subsequent to                     Carried
                                           Initial Cost                Acquisition                 at Close of Period
----------------------------------------------------------------------------------------------------------------------------
                                                  Buildings                  Buildings               Buildings
                                                     and                        and                     and
Description               Encumbrances   Land    Improvements      Land     Improvements   Land     Improvements      Total
----------------------------------------------------------------------------------------------------------------------------
Comfort Inn
  Durham, NC                    *          947        6,208           --        317           947       6,525          7,472
Comfort Inn
  Fayetteville, NC                       1,223        8,047           --        668         1,223       8,715          9,938
Comfort Inn
  Greenville, SC                           871        3,551           --      1,296           871       4,847          5,718
Comfort Suites
  London, KY                               345        2,170           --        432           345       2,602          2,947
Comfort Inn
  Raleigh, NC                              459        4,075            8        584           467       4,659          5,126
Comfort Inn
  Wilmington, NC                           532        5,889           --        583           532       6,472          7,004
Comfort Suites
  Orlando, FL                   #        1,357       10,180           --        215         1,357      10,395         11,752
Homewood Suites
  Alpharetta, GA                *          985        6,621           --        213           985       6,834          7,820
Homewood Suites
  Cary, NC                      #        1,010       12,367            8         12         1,018      12,379         13,397
Homewood Suites
  Clear Lake, TX                #          879        5,978           --         15           879       5,993          6,872
Homewood Suites
  Durham, NC                    *        1,074        6,136           --         --         1,074       6,136          7,210
Homewood Suites
  Lake Mary, FL                 *          871        6,987           --         --           871       6,987          7,858
Homewood Suites
  Phoenix, AZ                   *        1,402        9,763           --         --         1,402       9,763         11,164
Homewood Suites
  Raleigh, NC                   *        1,008       10,076           --         11         1,008      10,087         11,095
Holiday Inn Express
  Abingdon, VA                             918        2,263           --        387           918       2,650          3,567
Holiday Inn Express
  Clearwater, FL                *          510        5,854           --        707           510       6,561          7,071
Holiday Inn Select
  Dallas, TX                    *        1,060       13,615           --      2,413         1,060      16,028         17,088
Holiday Inn
  Secaucus, NJ                  *           --       13,699           --         --            --      13,699         13,699
Holiday Inn
  Tinton Falls, NJ              *        1,261        4,337           --      1,158         1,261       5,495          6,756
Courtyard by Marriott
  Ann Arbor, MI                 #          902        9,850           --        807           902      10,657         11,559
Courtyard by Marriott
  Houston, TX                   *        1,211        9,154           --      1,439         1,211      10,593         11,804
Courtyard by Marriott
  Wilmington, NC                #          742        5,907           --          5           742       5,912          6,655
Courtyard by Marriott
  Winston-Salem, NC             *          915        5,202           --         76           915       5,278          6,193

                                ---------------------------------------------------------------
                                  Accumulated                                   Life Upon Which
                                 Depreciation   Net Book Value                  Depreciation in
                                   Buildings   Land, Buildings                   Latest Income
                                      and           and             Date of      Statement is
Description                       Improvements  Improvements     Acquisition       Computed
-----------------------------------------------------------------------------------------------
Comfort Inn
  Durham, NC                           916       6,556            11/29/94             30
Comfort Inn
  Fayetteville, NC                   1,331       8,607            11/29/94             30
Comfort Inn
  Greenville, SC                       491       5,227             5/6/96              30
Comfort Suites
  London, KY                           268       2,679             5/7/96              30
Comfort Inn
  Raleigh, NC                          707       4,419             8/16/94             30
Comfort Inn
  Wilmington, NC                     1,078       5,925             6/2/94              30
Comfort Suites
  Orlando, FL                          578      11,174             5/1/97              30
Homewood Suites
  Alpharetta, GA                       151       7,669             5/22/98             30
Homewood Suites
  Cary, NC                           1,034      12,363             7/9/96              30
Homewood Suites
  Clear Lake, TX                       466       6,407             9/13/96             30
Homewood Suites
  Durham, NC                            34       7,176            11/14/98             30
Homewood Suites
  Lake Mary, FL                        146       7,712             11/4/98             30
Homewood Suites
  Phoenix, AZ                          190      10,975             6/1/98              30
Homewood Suites
  Raleigh, NC                          273      10,822             3/9/98              30
Holiday Inn Express
  Abingdon, VA                         202       3,365             5/7/96              30
Holiday Inn Express
  Clearwater, FL                       295       6,776             8/6/97              30
Holiday Inn Select
  Dallas, TX                         1,412      15,676             5/7/96              30
Holiday Inn
  Secaucus, NJ                         266      13,433             5/27/98             30
Holiday Inn
  Tinton Falls, NJ                     106       6,650             4/21/98             30
Courtyard by Marriott
  Ann Arbor, MI                        449      11,110             9/30/97             30
Courtyard by Marriott
  Houston, TX                          519      11,285             7/14/97             30
Courtyard by Marriott
  Wilmington, NC                       394       6,260            12/19/96             30
Courtyard by Marriott
  Winston-Salem, NC                     30       6,163             10/3/98             30

                                       -------------------------------------------------------------------------------------
                                                                    Cost Capitalized                 Gross Amounts
                                                                      Subsequent to                     Carried
                                           Initial Cost                Acquisition                 at Close of Period
----------------------------------------------------------------------------------------------------------------------------
                                                  Buildings                  Buildings               Buildings
                                                     and                        and                     and
Description               Encumbrances   Land    Improvements      Land     Improvements   Land     Improvements      Total
----------------------------------------------------------------------------------------------------------------------------
Hilton Garden Inn
  Albany, NY                    *        1,168       11,236           --         --         1,168      11,236         12,404
Hilton Garden Inn
  Alpharetta, GA                *        1,425       11,719           --         --         1,425      11,719         13,144
Hilton Garden Inn
  Raleigh, NC                   *        1,901        9,209           --         --         1,901       9,209         11,110
Quality Suites
  Charleston, SC                #          912       11,224           --        720           912      11,944         12,855
Residence Inn
  Phoenix, AZ                   #        2,076       13,311            5         61         2,081      13,371         15,452
Fairfield Inn
  Ann Arbor, MI                 *          542        3,743           --        477           542       4,221          4,763
                                       -------    ---------       ------    -------      --------    --------       --------
                                       $42,401    $ 334,829       $   48    $20,978      $ 42,449    $355,807       $398,256
                                       =======    =========       ======    =======      ========    ========       ========

                                ---------------------------------------------------------------
                                  Accumulated                                   Life Upon Which
                                 Depreciation   Net Book Value                  Depreciation in
                                   Buildings   Land, Buildings                   Latest Income
                                      and           and             Date of      Statement is
Description                       Improvements  Improvements     Acquisition       Computed
-----------------------------------------------------------------------------------------------
Hilton Garden Inn
  Albany, NY                           250      12,154             5/8/98              30
Hilton Garden Inn
  Alpharetta, GA                       325      12,818             3/17/98             30
Hilton Garden Inn
  Raleigh, NC                          179      10,931             5/8/98              30
Quality Suites
  Charleston, SC                     1,488      11,369             5/18/95             30
Residence Inn
  Phoenix, AZ                          371      15,082             3/3/98              30
Fairfield Inn
  Ann Arbor, MI                        176       4,586             9/30/97             30
                                   -------    --------
                                   $27,774    $370,482
                                   =======    ========

* Property serves as collateral for the $140,000 line of credit which closed on February 1, 1999 (see Note 5).
# Property serves as collateral for the $71,000 note through GE Capital Corporation (see Note 5).


                              WINSTON HOTELS, INC.
                              NOTES TO SCHEDULE III

                                                           1998            1997
                                                        ---------       ---------
(a) Reconciliation of Real Estate:
    Balance at beginning of period                      $ 256,973       $ 189,782
           Acquisitions during period                     131,183          61,619
           Additions during period                         10,100           5,572
                                                        ---------       ---------
    Balance at end of period                            $ 398,256       $ 256,973
                                                        =========       =========

(b) Reconciliation of Accumulated Depreciation:

    Balance at beginning of period                         16,281           8,973
    Depreciation for period                                11,493           7,308
                                                        ---------       ---------
    Balance at end of period                            $  27,774       $  16,281
                                                        ==========      =========

(c) The aggregate cost of land, buildings and furniture and equipment for federal income tax purposes is approximately $425,800.

(d) Refer to Notes 1 and 3 to the financial statements of Winston Hotels, Inc.
    for transactions with affiliates.

                        REPORT OF INDEPENDENT ACCOUNTANTS

The Shareholders
Winston Hospitality, Inc.

    We have audited the accompanying balance sheet of Winston Hospitality, Inc. as of October 31, 1997 and the related statements of income, shareholders' equity and cash flows for the ten months ended October 31, 1997 and the year ended December 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Winston Hospitality, Inc. as of October 31, 1997 and the results of its operations and its cash flows for the ten months ended October 31, 1997 and the year ended December 31, 1996, in conformity with generally accepted accounting principles.


                                             /s/ PricewaterhouseCoopers LLP

Raleigh, North Carolina
February 6, 1998

                            WINSTON HOSPITALITY, INC.
                                  BALANCE SHEET
                             AS OF OCTOBER 31, 1997
                   ($ IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                     ASSETS
                                                                          1997
                                                                        -------
Current assets:
        Cash and cash equivalents                                       $ 6,926
        Accounts receivable:
               Trade                                                      2,303
               Lessor                                                       768
               Affiliates                                                   125
        Prepaid expenses and other assets                                   182
                                                                        -------
                             Total current assets                        10,304
                                                                        -------

Furniture, fixtures and equipment:
        Furniture and equipment                                             399
        Leasehold improvements                                              113
                                                                        -------
                                                                            512
        Less accumulated depreciation and amortization                      245
                                                                        -------
                             Net furniture, fixtures and equipment          267
                                                                        -------

                                                                        $10,571
                                                                        =======


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
        Accounts payable - trade                                        $ 1,918
        Percentage lease payable to Lessor                                3,882
        Accrued salaries and wages                                        1,204
        Accrued sales and occupancy taxes                                   814
        Other current liabilities                                           842
                                                                        -------
                             Total current liabilities                    8,660
                                                                        -------

Commitments (Note 3)

Shareholders' equity:
        Common stock, $.01 par value, 100 shares authorized,
               issued and outstanding                                         1
        Additional paid-in capital                                           49
        Retained earnings                                                 1,861
                                                                        -------
                             Total shareholders' equity                   1,911
                                                                        -------

                                                                        $10,571
                                                                        =======


    The accompanying notes are an integral part of the financial statements.

                            WINSTON HOSPITALITY, INC.
                              STATEMENTS OF INCOME
             FOR THE TEN MONTHS ENDED OCTOBER 31, 1997 AND 1996 AND
                        THE YEAR ENDED DECEMBER 31, 1996
                                ($ IN THOUSANDS)

                                                TEN MONTHS ENDED
                                                   OCTOBER 31,         YEAR ENDED
                                              --------------------    DECEMBER 31,
                                               1997         1996         1996
                                              -------      -------      -------
                                                         (unaudited)
Revenue:
        Room                                  $67,145      $49,633      $58,956
        Food and beverage                       2,419        1,240        1,685
        Other operating, net                    1,373        1,068        1,191
        Interest income                           152           82           93
                                              -------      -------      -------
               Total revenue                   71,089       52,023       61,925
                                              -------      -------      -------
Expenses:
        Property and operating                 24,112       17,388       21,550
        Property repairs and maintenance        3,193        2,614        3,181
        Food and beverage                       1,715          924        1,281
        General and administrative              2,090        1,603        2,050
        Franchise costs                         6,167        4,327        5,361
        Management fees                         1,015        1,109        1,126
        Percentage lease payments              30,980       22,800       26,611
                                              -------      -------      -------
               Total expenses                  69,272       50,765       61,160
                                              -------      -------      -------
               Net income                     $ 1,817      $ 1,258      $   765
                                              =======      =======      =======


    The accompanying notes are an integral part of the financial statements.

                            WINSTON HOSPITALITY, INC.
                       STATEMENTS OF SHAREHOLDERS' EQUITY
                    FOR THE TEN MONTHS ENDED OCTOBER 31, 1997
                      AND THE YEAR ENDED DECEMBER 31, 1996
                                ($ IN THOUSANDS)

                                             COMMON STOCK        ADDITIONAL                     TOTAL
                                          -------------------     PAID-IN       RETAINED    SHAREHOLDERS'
                                          SHARES      DOLLARS     CAPITAL       EARNINGS        EQUITY
                                          ------      -------    ----------     --------    -------------
Balances at December 31, 1995               100       $     1      $   49        $  435        $  485

Net income                                   --            --          --           765           765
Distributions                                --            --          --          (556)         (556)
                                          -----       -------      ------        --------      -------
Balances at December 31, 1996               100             1          49           644           694

Net income                                   --            --          --         1,817         1,817
Distributions                                --            --          --          (600)         (600)
                                          -----       -------      ------        --------      -------
Balances at October 31, 1997                100       $     1      $   49        $1,861        $1,911
                                          =====       =======      ======        ========      ======


    The accompanying notes are an integral part of the financial statements.

                            WINSTON HOSPITALITY, INC.
                             STATEMENT OF CASH FLOWS
               FOR THE TEN MONTHS ENDED OCTOBER 31, 1997 AND 1996
                      AND THE YEAR ENDED DECEMBER 31, 1996
                                ($ IN THOUSANDS)

                                                                                                         YEAR ENDED
                                                                        TEN MONTHS ENDED OCTOBER 31,    DECEMBER 31,
                                                                            1997            1996            1996
                                                                          -------         -------       ------------
                                                                                        (unaudited)
Cash flows from operating activities:
        Net income                                                        $ 1,817         $ 1,258         $   765
        Adjustments to reconcile net income to net cash
        provided by operating activities:
               Depreciation and amortization                                   67              65              83
               Changes in assets and liabilities:
                      Accounts receivable - trade                          (1,137)         (1,525)           (330)
                      Prepaid expenses and other assets                        38            (137)           (103)
                      Accounts payable - trade                                659             547             666
                      Percentage lease payable to Lessor                     (729)            532           2,064
                      Accrued expenses and other liabilities                  906           1,045             914
                                                                          -------         -------         -------
                             Net cash provided by operating
                               activities                                   1,621           1,785           4,059
                                                                          -------         -------         -------

Cash flows from investing activities:
        Purchases of furniture, fixtures and equipment                        (76)           (107)           (144)
        Repayments from (advances to) Lessor, affiliates and
           shareholders, net
                                                                              518            (265)           (145)
                                                                          -------         -------         -------
                             Net cash provided by (used in)
                               investing activities                           442            (372)           (289)
                                                                          -------         -------         -------

Cash flows from financing activities:
        Distributions to shareholders                                        (600)           (485)           (556)
                                                                          -------         -------         -------
                             Net cash used in financing activities           (600)           (485)           (556)
                                                                          -------         -------         -------

Net increase in cash and cash equivalents                                   1,463             928           3,214
Cash and cash equivalents at beginning of the period                        5,463           2,249           2,249
                                                                          -------         -------         -------

Cash and cash equivalents at end of the period                            $ 6,926         $ 3,177         $ 5,463
                                                                          =======         =======         =======


    The accompanying notes are an integral part of the financial statements.

                            WINSTON HOSPITALITY, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                ($ IN THOUSANDS)

1.  ORGANIZATION:

    Winston Hospitality, Inc. ("Hospitality") was formed to lease and operate hotels owned by WINN Limited Partnership (the "Partnership") and Winston Hotels, Inc. ("WHI") (collectively, the "Company"). Approximately 90.37% of the Partnership was owned by WHI as of December 31, 1998. The two shareholders of Hospitality (Robert W. Winston, III and John B. Harris, Jr.) are also shareholders of WHI and/or partners in the Partnership. The Company owned 21 hotels as of December 31, 1995, 31 hotels as of December 31, 1996 and 38 hotels as of October 31, 1997 (collectively, all 38 hotels are the "Current Hotels").

    Each hotel was separately leased by the Company to Hospitality under a Percentage Lease Agreement. These leases required minimum base rental payments to be made to the Company on a monthly basis and additional quarterly payments to be made based on a percentage of gross room revenue and certain food and beverage revenues.

    Twenty-eight of the 38 hotels are limited-service hotels, five are extended-stay hotels and five are full-service hotels. All 38 hotels are operated under franchise agreements with Promus Hotels, Inc., Choice Hotels International, Inc., Holiday Inns Franchising, Inc. and Marriott International, Inc. The cost of obtaining the franchise licenses was paid by the Company and the on-going franchise fees were paid by Hospitality.

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

    Hospitality incurred minimum base rents of $13,535 and $11,154 as well as percentage rents of $17,445 and $15,457 for the ten months ended October 31, 1997 and the year ended December 31, 1996, respectively.

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

5.  PROFIT SHARING PLAN:

    On January 1, 1996, Hospitality adopted the Winston 401(k) Plan (the "Plan") for substantially all employees, (except any highly compensated employee, as defined in the Plan), who had attained the age of 21 and completed one year of service. Under the Plan, employees were able to contribute from 1% to 15% of compensation, subject to an annual maximum as determined under the Internal Revenue Code. Hospitality made matching contributions of a specified percentage of the employee's contribution. Hospitality contributed $54, $50 (unaudited) and $61 during the 10-month periods ended October 31, 1997 and 1996, and the year ended December 31, 1996, respectively.

6.  SUBSEQUENT EVENT:

    On November 24, 1997, Hospitality completed the sale of substantially all of its assets and all 38 existing Percentage Leases to CapStar Management Company, L.P. ("CMC") for total consideration of $34,000. The $34,000 sale price consisted of $10,000 in cash and 674,236 CMC Partnership Units.

                          INDEPENDENT AUDITORS' REPORT

The Members
CapStar Winston Company, L.L.C.:

    We have audited the accompanying balance sheets of CapStar Winston Company, L.L.C. (the "Company") as of December 31, 1998 and 1997 and the related statements of operations, members' capital (deficit), and cash flows for the year ended December 31, 1998 and the period from October 15, 1997 (date of inception) through December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CapStar Winston Company, L.L.C. as of December 31, 1998 and 1997, and the results of its operations and its cash flows for the year ended December 31, 1998 and the period from October 15, 1997 (date of inception) through December 31, 1997, in conformity with generally accepted accounting principles.


                                                       /s/ KPMG LLP


Washington, D.C.
February 23, 1999

                         CAPSTAR WINSTON COMPANY, L.L.C.
                                 BALANCE SHEETS
                        AS OF DECEMBER 31, 1998 AND 1997
                                ($ IN THOUSANDS)

                                     ASSETS
                                                                                 1998          1997
                                                                               -------        -------
Current assets:
        Cash and cash equivalents                                              $ 2,075        $ 3,393
        Accounts receivable, net of allowance for doubtful accounts of
           $111 and $0                                                           3,230          1,614
        Due from Winston Hospitality, Inc.                                        --            1,636
        Due from affiliates                                                      5,392            385
        Deposits and other assets                                                  355            197
                                                                               -------        -------
                             Total current assets                               11,052          7,225
                                                                               -------        -------

Furniture, fixtures and equipment, net of accumulated depreciation of
    $68 and $5                                                                     290            241
Intangible assets, net of accumulated amortization of $1,015 and $93            33,253         34,088
Deferred franchise costs, net of accumulated amortization of $72 and $7            536            601
Restricted cash                                                                    204           --
                                                                               -------        -------

                                                                               $45,335        $42,155
                                                                               =======        =======


                        LIABILITIES AND MEMBERS' CAPITAL

Current liabilities:
        Accounts payable                                                       $ 1,606        $ 1,459
        Accrued expenses                                                         3,390          2,920
        Percentage lease payable to Winston Hotels, Inc.                         7,601          5,682
        Advance deposits                                                           183            135
                                                                               -------        -------
                             Total current liabilities                          12,780         10,196
                                                                               -------        -------

Commitments (Note 6)

Members' capital                                                                32,555         31,959
                                                                               -------        -------

                                                                               $45,335        $42,155
                                                                               =======        =======


                 See accompanying notes to financial statements.

                         CAPSTAR WINSTON COMPANY, L.L.C.
                            STATEMENTS OF OPERATIONS
                        YEAR ENDED DECEMBER 31, 1998 AND
 THE PERIOD FROM OCTOBER 15, 1997 (DATE OF INCEPTION) THROUGH DECEMBER 31, 1997
                                ($ IN THOUSANDS)

                                                           1998           1997
                                                         --------       --------
Revenue:
        Rooms                                            $113,451        $ 8,197
        Food and beverage                                   6,793            462
        Telephone and other operating departments           5,389            384
                                                         --------        -------
                      Total revenue                       125,633          9,043
                                                         --------        -------

Operating costs and expenses:
        Rooms                                              25,664          2,158
        Food and beverage                                   5,027            308
        Telephone and other operating departments           2,636            211
Undistributed expenses:
        Lease expense                                      52,720          3,242
        Administrative and general                         12,020          1,069
        Sales and marketing                                 4,859            415
        Franchise fees                                      8,311            595
        Repairs and maintenance                             6,051            515
        Energy                                              5,069            431
        Other                                               1,630             55
        Depreciation and amortization                       1,050            105
                                                         --------        -------
                      Total expenses                      125,037          9,104
                                                         --------        -------

Net income (loss)                                        $    596        $   (61)
                                                         ========        =======


                 See accompanying notes to financial statements.

                         CAPSTAR WINSTON COMPANY, L.L.C.
                    STATEMENTS OF MEMBERS' CAPITAL (DEFICIT)
                        YEAR ENDED DECEMBER 31, 1998 AND
 THE PERIOD FROM OCTOBER 15, 1997 (DATE OF INCEPTION) THROUGH DECEMBER 31, 1997
                                ($ IN THOUSANDS)


                                                CapStar         EquiStar       MeriStar H&R       MeriStar
                                               Management      Acquisition      Operating        Hotels and
                                             Company, L.P.     Corporation     Company, L.P.    Resorts, Inc.        Total
                                             -------------     -----------     -------------    -------------      --------
Member contributions made since
   October 15, 1997 (date of inception)        $ 32,020         $   --           $   --           $   --           $ 32,020

Net loss                                            (60)              (1)            --               --                (61)
                                               --------         --------         --------         --------         --------

Balance, December 31, 1997                     $ 31,960         $     (1)            --               --             31,959

Net income through August 2, 1998                   696                7             --               --                703

Transfer of members' capital                    (32,656)              (6)          32,656                6             --

Net loss from August 3, 1998 through
   December 31, 1998                               --               --               (106)              (1)            (107)
                                               --------         --------         --------         --------         --------

Balance, December 31, 1998                     $   --           $   --           $ 32,550         $      5         $ 32,555
                                               ========         ========         ========         ========         ========


                 See accompanying notes to financial statements.

                         CAPSTAR WINSTON COMPANY, L.L.C.
                            STATEMENTS OF CASH FLOWS
                        YEAR ENDED DECEMBER 31, 1998 AND
 THE PERIOD FROM OCTOBER 15, 1997 (DATE OF INCEPTION) THROUGH DECEMBER 31, 1997
                                ($ IN THOUSANDS)

                                                                                          1998             1997
                                                                                         -------         --------
Cash flows from operating activities:
        Net income (loss)                                                                $   596         $    (61)
        Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
              Depreciation and amortization                                                1,050              105
              Loss on sale of fixed assets                                                     3             --
        Change in operating assets and liabilities:
              Accounts receivable, net                                                    (1,616)             235
              Due from Winston Hospitality, Inc.                                           1,636           (1,636)
              Due from affiliates                                                         (5,007)            (635)
              Deposits and other assets                                                     (158)            (135)
              Restricted cash                                                               (204)            --
              Accounts payable and accrued expenses                                          617            4,063
              Percentage lease payable to Winston Hotels, Inc.                             1,919            1,463
              Advance deposits                                                                48               26
                                                                                         -------         --------
Net cash (used in) provided by operating activities                                       (1,116)           3,425
                                                                                         -------         --------

Cash flows from investing activities:
        Additions of furniture, fixtures and equipment                                      (131)              (3)
        Proceeds from sale of fixed assets                                                    16             --
        Additions to intangible assets                                                       (87)            (100)
                                                                                         -------         --------
Net cash used in investing activities                                                       (202)            (103)
                                                                                         -------         --------

Cash flows from financing activities - contributions by members                             --                 71
                                                                                         -------         --------

Net change in cash and cash equivalents                                                   (1,318)           3,393
Cash and cash equivalents at beginning of period                                           3,393             --
                                                                                         -------         --------

Cash and cash equivalents at end of period                                               $ 2,075         $  3,393
                                                                                         =======         ========

Supplemental Disclosure of Cash Flow Information:

       Assets contributed (liabilities assigned) to the Company by CapStar
         Management Company, L.P.:
                  Accounts receivable                                                    $  --           $  1,849
                  Deposits and other assets                                                 --                 62
                  Furniture, fixtures and equipment                                         --                243
                  Intangible assets                                                         --             34,081
                  Deferred franchise costs                                                  --                608
                  Accounts payable and accrued expenses                                     --               (316)
                  Percentage lease payable to Winston Hotels, Inc.                          --             (4,219)
                  Advance deposits                                                          --               (109)
                  Due to CapStar Management Company, L.P.                                   --               (250)
                                                                                         -------         --------

       Non-cash financing activity - contribution by member                                 --             31,949
                                                                                         =======         ========

                 See accompanying notes to financial statements.

                         CAPSTAR WINSTON COMPANY, L.L.C.
                          NOTES TO FINANCIAL STATEMENTS
                                ($ IN THOUSANDS)

1.  ORGANIZATION:

    CapStar Winston Company, L.L.C. (the "Company") was formed on October 15, 1997, pursuant to a limited liability company agreement ("Agreement"), subject to the Limited Liability Act of the State of Delaware, between CapStar Management Company, L.P. ("CMC") and EquiStar Acquisition Corporation ("EquiStar"), both wholly-owned subsidiaries of CapStar Hotel Company ("CapStar"), to lease and operate certain hotels owned by WINN Limited Partnership and Winston Hotels, Inc. (collectively, "Winston"). Generally, members of a limited liability company are not personally responsible for debts, obligations and other liabilities of the Company. The Agreement defines the termination of the Company as upon the consent of the members.

    During November 1997, CMC purchased substantially all of the assets and assumed certain liabilities of Winston Hospitality, Inc. ("WHI"), including 38 hotel leases, certain operating assets and liabilities, and goodwill and other intangible assets. Concurrent with the purchase, CMC contributed/assigned the assets purchased and liabilities assumed in the transaction to the Company.

    On August 3, 1998, MeriStar Hotels & Resorts, Inc. ("MeriStar") was spun off (the "Spin-Off") by CapStar to become the lessee, manager and operator of various hotel assets, including those of which were previously owned, leased and managed by CapStar and certain of its affiliates. Pursuant to the Spin-Off, CMC and Equistar transferred their capital and interests in the Company to MeriStar H&R Operating Company, L.P. ("MHOC") and MeriStar, respectively. The transfer is recorded at its net book value.

    Currently, the Company leases 49 hotels, 28 of which are limited-service hotels, 11 of which are extended-stay hotels and ten of which are full-service hotels. The hotels, which contain 6,636 rooms, are operated under various franchise agreements, and are located in Arizona, Florida, Georgia, Kentucky, Massachusetts, Michigan, North Carolina, New Jersey, South Carolina, Texas, New York and Virginia.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

    Members' Capital and Allocation of Profits and Losses. As defined in the Agreement, until the Spin-Off, CMC had a 99% ownership interest and EquiStar had a 1% interest in the Company. In general, the allocation of income and losses and contributions and distributions were made to the members in proportion to their respective ownership interest. Subsequent to the Spin-Off, MHOC has a 99% ownership interest and MeriStar has a 1% ownership interest in the Company.

    Cash Equivalents. The Company considers all highly liquid instruments with original maturities of three months or less to be cash equivalents.

    Restricted Cash. Restricted cash represents amounts required to be maintained in escrow to comply with terms of certain state beverage license agreements.

    Furniture, Fixtures and Equipment. Furniture, fixtures and equipment are recorded at cost or fair market value in the case of assets contributed and are depreciated using the straight-line method over estimated useful lives of five to seven years.

    Intangible Assets. Lease contracts represent the estimated present value of net cash flows expected to be received from the leases originally acquired by CMC and contributed to the Company. Lease contracts are amortized on a straight-line basis over 30 years.

    Goodwill represents the excess of the cost over the net tangible and identifiable intangible assets originally acquired by CMC and contributed to the Company. Goodwill is amortized on a straight-line basis over 40 years.

    Licensing costs represent the cost of beverage licenses mandated by state statutes. Licensing costs are amortized on a straight-line basis over five years.

    The Company reviews intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Recoverability is measured by comparing the carrying amount of the intangible assets to the projected future cash flows of the Company. If such assets are considered to be impaired, the impairment to be recognized is the amount by which the carrying amounts of the intangible assets exceed the Company's net discounted cash flows. No impairment loss was recorded in 1998 or 1997.

    Deferred Franchise Costs. Franchise costs are deferred and are amortized on a straight-line basis over the terms of the franchise agreements, which range from 18 months to 20 years.

    Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

    Income Taxes. No provision has been made for income taxes since any such liability is the liability of the individual members.

3.  INTANGIBLE ASSETS:

    Intangible assets consist of the following:

                                                  1998            1997
                                                --------        -------

         Lease contracts                        $  6,576        $ 6,576
         Goodwill                                 27,605         27,605
         Organization costs                           87             --
                                                --------        -------
                                                  34,268         34,181
         Less: accumulated amortization           (1,015)           (93)
                                                --------        -------
                                                $ 33,253        $34,088
                                                ========        =======

4.  MANAGEMENT AGREEMENTS:

    The Company manages 39 of the 49 leased hotels and has entered into separate contracts with third parties to manage 10 of the hotels. The terms of these third-party management agreements provide for management fees to be paid on a monthly basis based on budgeted gross operating profit, as defined in the agreements, with year-end adjustments, for actual operating results. The term of nine of the management agreements extends to 2006 and one extends to 2012. The agreements are cancelable before expiration under certain circumstances. Management fees incurred during 1998 and 1997 were $1,001 and $17, respectively and are included in other expenses.

5.  TRANSACTIONS WITH RELATED PARTIES:

    Prior to the Spin-Off, the Company advanced amounts to CMC and received amounts from CMC in the normal course of business. At December 31, 1997, CMC owed the Company a net amount of $385. Subsequent to the Spin-Off, the Company and MHOC advanced amounts to each other in the normal course of business. At December 31, 1998, MHOC owed the Company a net amount of $5,392.

6.  COMMITMENTS:

    Each of the Company's hotels is leased under a separate lease agreement. These leases in existence at the date CMC purchased the initial 38 hotel leases were collectively amended on November 17, 1997 and November 24, 1997 and extend through November 30, 2012; subsequent leases extend through 2013. The leases require monthly minimum base rental payments to Winston and additional quarterly payments of percentage rent, based on revenues generated by the hotel properties in excess of varying amounts. The leases are non-cancelable except upon the sale of a hotel. Winston is required to make a termination payment to the Company, as defined in the lease agreements, upon cancellation of a lease. MeriStar Hospitality Corporation, an affiliate of the Company, has guaranteed amounts due and payable by the Company under the leases up to $20,000. Minimum future base rental payments under these non-cancelable operating leases are as follows:

                  Year ended December 31:

                             1999                           $ 30,479
                             2000                             30,479
                             2001                             30,479
                             2002                             30,479
                             2003                             30,479
                             2004 and thereafter             277,627
                                                            --------

                                      Total                 $430,022
                                                            ========

    The Company incurred minimum base rents of $26,378 and $2,731, and percentage rents of $26,342 and $511 during 1998 and 1997, respectively.

7.  DUE FROM WHI:

    Due from WHI represents amounts received by WHI on behalf of the Company and amounts paid by the Company on behalf of WHI. These amounts due from WHI were collected in March and April 1998.

8.  BUSINESS CONCENTRATION:

    Winston owns all of the Company's leased hotels. Therefore, the Company's financial position and results of operations would be adversely and materially impacted if Winston sells the hotels and terminates the leases. Management believes that Winston has no intention of or cause for terminating the hotel leases.

    Exhibit       Description
    -------       -----------
    3.1(12)       Restated Articles of Incorporation

    3.2(1)        Amended and Restated Bylaws

    4.1(1)        Specimen certificate for Common Stock, $0.01 par value per share

    4.2(8)        Form of Stock Certificate for 9.25% Series A Cumulative Preferred Stock

    4.3(10)       Restated Articles of Incorporation as amended (see Exhibits 3.1 and 3.2)

    4.4(10)       Amended and Restated Bylaws (see Exhibit 3.2)

    10.1(6)       Second Amended and Restated Agreement of Limited Partnership of WINN Limited Partnership

    10.2(8)       Amendment No. 1 dated September 11, 1997 to Second Amended and Restated Agreement of
                  Limited Partnership of WINN Limited Partnership

    10.3(10)      Amendment No. 2 dated December 31, 1997 to Second Amended and Restated Agreement of
                  Limited Partnership of WINN Limited Partnership

    10.4(2)       Form of Percentage Leases

    10.5(9)       First Amendment to Lease dated November 17, 1997 between WINN Limited Partnership and
                  CapStar Winston Company, L.L.C.

    10.6(9)       First Amendment to Lease dated November 24, 1997 between WINN Limited Partnership and
                  CapStar Winston Company, L.L.C.

    10.7(1)       Winston Hotels, Inc. Directors' Stock Incentive Plan

    10.8(2)       Limitation of Future Hotel Ownership and Development Agreement

    10.9(3)       Memorandum of Understanding, dated March 15, 1996, among Winston Hotels, Inc., Winston
                  Hospitality, Inc. and Promus Hotels, Inc.

    10.10(3)      Stock Purchase Agreement, dated April 24, 1996, between Promus Hotels, Inc. and Winston
                  Hotels, Inc.

    10.11(3)      Agreement of Purchase and Sale, dated April 24, 1996, between WINN Limited Partnership and Promus Hotels, Inc. relating to three hotel properties being developed by
                  Promus Hotels, Inc.

    10.12(3)      Option to Purchase Additional Hotels, dated April 24, 1996, between WINN Limited
                  Partnership and Promus Hotels, Inc.

    10.13(4)      Amendment No. 1 to Stock Purchase Agreement, dated as of August 7, 1996, by and between
                  Promus Hotels, Inc. and Winston Hotels, Inc. amending the Stock Purchase Agreement, dated April 24, 1996, by and between Promus Hotels, Inc. and Winston Hotels, Inc.

    10.14(4)      Amendment to Agreement of Purchase and Sale, dated as of August 7, 1996, by and between
                  WINN Limited Partnership and Promus Hotels, Inc., amending the Agreement of Purchase and Sale, dated April 24, 1996, by and between WINN Limited Partnership and Promus Hotels,
                  Inc. relating to three hotel properties being developed by Promus Hotels, Inc.


    10.15(4)      First Amendment to Option to Purchase Additional Hotels, dated as of August 7, 1996, by and between Promus Hotels, Inc. and WINN Limited Partnership, amending the Option to
                  Purchase Additional Hotels, dated April 24, 1996, by and between WINN Limited Partnership and Promus Hotels, Inc.

    10.16(5)      Credit Agreement, dated as of October 29, 1996, among Winston Hotels, Inc., WINN Limited
                  Partnership, the banks listed therein, Wachovia Bank of North Carolina, N.A., as
                  Collateral Agent and Wachovia Bank of Georgia, N.A., as Administrative Agent (the "1996
                  Credit Agreement")

    10.17(5)      Promissory Note, dated October 29, 1996, from Winston Hotels, Inc. and WINN Limited
                  Partnership to Branch Banking and Trust Company for the principal sum of
                  $35,000,000 pursuant to the 1996 Credit Agreement

    10.18(5)      Promissory Note, dated October 29, 1996, from Winston Hotels, Inc. and WINN Limited
                  Partnership to Nationsbank, N.A. for the principal sum of $20,000,000 pursuant to the 1996 Credit Agreement

    10.19(5)      Promissory  Note, dated October 29, 1996, from Winston  Hotels, Inc. and WINN Limited
                  Partnership to Southtrust Bank of Alabama, N.A. for the principal sum of
                  $20,000,000 pursuant to the 1996 Credit Agreement

    10.20(5)      Promissory Note, dated October 29, 1996, from Winston Hotels, Inc. and WINN Limited
                  Partnership to Wachovia Bank of North Carolina, N.A. for the principal sum of
                  $50,000,000 pursuant to the 1996 Credit Agreement

    10.21(5)      Form of Deed of Trust, Assignment of Rents, Security Agreement and Financing Statement
                  used to secure certain obligations under the 1996 Credit Agreement (not including certain variations existing in the different states where the properties are located)

    10.22(7)      Redemption and Registration Rights Agreement, dated as of July 14, 1997 by and among
                  WINN Limited Partnership, Winston Hotels, Inc., certain partnerships listed and certain partners or designees thereof listed therein

    10.23(9)      Guaranty dated November 17, 1997 between CapStar Hotel Company, WINN Limited Partnership and Winston Hotels, Inc.

    10.24(9)      Investment Agreement dated November 17, 1997 between Winston Hotels, Inc., Robert W.
                  Winston, III and John B. Harris, Jr.

    10.25(9)      First Amendment to Credit Agreement dated November 17, 1997 between Winston Hotels, Inc.,
                  WINN Limited Partnership, Wachovia Bank, N.A., Branch Banking and Trust Company,
                  NationsBank, N.A., and SouthTrust Bank, N.A.

    10.26(10)     Employment Agreement, dated July 31, 1997, by and between Kenneth R. Crockett and Winston
                  Hotels, Inc.

    10.27(11)     Winston Hotels, Inc. Stock Incentive Plan as amended May 1998

    10.28(12)     Loan Agreement by and between Winston SPE LLC and CMF Capital Company LLC dated
                  November 3, 1998

    10.29(12)     Promissory note dated November 3, 1998 by and between Winston SPE LLC and CMF Capital
                  Company, LLC


    10.30         Winston Hotels, Inc. Executive Deferred Compensation Plan

    10.31         Credit Agreement, dated as of January 15, 1999, among Wachovia Bank, N.A., Branch Banking and Trust Company, SouthTrust Bank, N.A., Centura Bank, Winston Hotels, Inc.,
                  WINN Limited Partnership and Wachovia Bank, N.A. as Agent (the "Credit Agreement")

    10.32         Promissory Note, dated as of January 15, 1999, from Winston Hotels, Inc. and WINN Limited
                  Partnership to Wachovia Bank, N.A. for the principal sum of $60,000,000 pursuant to the Credit Agreement

    10.33         Promissory Note, dated as of January 15, 1999, from Winston Hotels, Inc. and WINN Limited
                  Partnership to Branch Banking and Trust Company for the principal sum of $40,000,000 pursuant to the Credit Agreement

    10.34         Promissory Note, dated as of January 15, 1999, from Winston Hotels, Inc. and WINN Limited
                  Partnership to SouthTrust Bank, N.A. for the principal sum of $25,000,000 pursuant to the Credit Agreement

    10.35         Promissory Note, dated as of January 15, 1999, from Winston Hotels, Inc. and WINN Limited
                  Partnership to Centura Bank for the principal sum of $15,000,000 pursuant to the
                  Credit Agreement

    10.36         Form of Deed of Trust, Assignment of Rents, Security Agreement and Financing Statement
                  used to secure certain obligations under the Credit Agreement (not including certain variations existing in the different states where the properties are located)

    21.1          Subsidiaries of the Registrant

    23.1          Consent of Independent Accountants (PricewaterhouseCoopers LLP)

    23.2          Accountants' Consent (KPMG LLP)

    24            Powers of Attorney

    27.1          Financial Data Schedule to the Company's Form 10-K for the year ended December 31, 1998

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

(3) Exhibits to the Company's Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on May 14, 1996 and incorporated herein by reference.

(4) Exhibits to the Company's Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on August 14, 1996 and incorporated herein by reference.

(5) Exhibits to the Company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 27, 1997 and incorporated herein by reference.

(6) Exhibit to the Company's report on Form 8-K as filed with the Securities and Exchange Commission on July 24, 1997 and incorporated herein by reference.

(7) Exhibit to the Company's Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on August 8, 1997 and incorporated herein by reference.

(8) Exhibits to the Company's report on Form 8-K as filed with the Securities and Exchange Commission on September 15, 1997 and incorporated herein by reference.

(9) Exhibits to the Company's report on Form 8-K as filed with the Securities and Exchange Commission on December 10, 1997 and incorporated herein by reference.

(10) Exhibits to the Company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 27, 1998 and as amended by Form 10-K/A filed with the Securities and Exchange Commission on April 1, 1998.

(11) Exhibit to the Company's Registration Statement on Form S-8 as filed with the Securities and Exchange Commission (Registration No. 333-60079) and incorporated herein by reference.

(12) Exhibits to the Company's Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on November 16, 1998 and as amended on Form 10-Q/A filed with the Securities and Exchange Commission on February 23, 1999 and incorporated herein by reference.