Form 10-Q
period 1999-03-31
WINSTON HOTELS INC
filed 1999-05-05
CIK 920605

Page 1


               SECURITIES AND EXCHANGE COMMISSION

                      Washington, DC  20549


                            FORM 10-Q



     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended March 31, 1999

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


The number of shares of Common Stock, $.01 par value, outstanding on April 23, 1999 was 16,333,980.



Page 2
                      WINSTON HOTELS, INC.
                              Index


                                                         Page
PART I.   FINANCIAL INFORMATION

Item 1.   WINSTON HOTELS, INC.

               Consolidated Balance Sheets as of
               March 31, 1999 (unaudited) and
               December 31, 1998                            3

               Unaudited Consolidated Statements of Income
               for the three months ended March 31, 1999
               and 1998                                     4

               Unaudited Consolidated Statements of Cash
               Flows for the three months ended
               March 31, 1999 and 1998                      5

               Notes to Consolidated Financial Statements   6

          CAPSTAR WINSTON COMPANY, L.L.C.  (1)

               Balance Sheets as of March 31, 1999
               (unaudited) and December 31, 1998            8

               Unaudited Statements of Operations for
               the three months ended March 31, 1999
               and 1998                                     9

               Unaudited Statements of Cash Flows for
               the three months ended March 31, 1999
               and 1998                                    10

               Note to Financial Statements                11

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations              12

Item 3.   Quantitative and Qualitative Disclosures about
          Market Risk                                      16

PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                 17

          SIGNATURES                                       18

          EXHIBIT INDEX                                    19


     (1)The financial statements of CapStar Winston Company, L.L.C. ("CapStar Winston") are included in this report as they contain material information with respect to the Company's investment in hotel properties. For the three months ended March 31, 1999, CapStar Winston served as the lessee of 49 of Winston Hotels, Inc.'s (the "Company's") 51 hotels. CapStar Winston is not affiliated with the Company other than through its lessee relationship.

Page 3
                        WINSTON HOTELS, INC.
                     CONSOLIDATED BALANCE SHEETS
             ($ in thousands, except per share amounts)

                               ASSETS
                                 March 31, 1999   December 31, 1998
                                 --------------    -----------------
                                  (unaudited)
Investment in hotel properties:
  Land                           $     42,508     $        42,449
  Buildings and improvements          359,215             355,807
  Furniture and equipment              35,166              32,296
                                 --------------    -----------------
     Operating properties             436,889             430,552
  Less accumulated depreciation        42,879              37,920
                                 --------------    -----------------
                                      394,010             392,632
  Properties under development          5,523               5,229
                                 --------------    -----------------
     Net investment in hotel
       properties                     399,533             397,861
Corporate FF&E, net                       299                 294
Cash                                        5                  33
Lease revenue receivable                8,875               7,653
Deferred expenses, net                  4,486               3,376
Prepaid expenses and other assets       3,478               2,939
                                 --------------    -----------------
        Total Assets             $    416,676     $       412,156
                                 ==============    =================

                   LIABILITIES AND SHAREHOLDERS' EQUITY

Long-term debt                   $     70,751     $        71,000
Due to banks                          110,000             102,085
Accounts payable and accrued
  expenses                              4,082               3,969
Distributions payable                   6,795               6,789
Minority interest in Partnership       14,537              14,888
                                 --------------    -----------------
        Total liabilities             206,165             198,731
                                 --------------    -----------------

Shareholders' equity:
  Preferred stock, $.01 par value,
   10,000,000 shares authorized,
   3,000,000 shares issued and
   outstanding (liquidation preference
  of $76,734)                              30                  30
  Common stock, $.01 par value,
   50,000,000 shares authorized,
   16,333,980 and 16,313,980 shares
   issued and outstanding                 163                 163
  Additional paid-in capital          224,961             224,757
  Unearned compensation                 (407)               (310)
  Distributions in excess of
   earnings                          (14,236)            (11,215)
                                 --------------    -----------------
       Total shareholders' equity    210,511             213,425
                                 --------------    -----------------
       Total liabilities and
        shareholders' equity     $   416,676     $       412,156
                                 ==============    =================

The accompanying notes are an integral part of the financial statements.

Page 4

                        WINSTON HOTELS, INC.
             UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
              (in thousands, except per share amounts)


                                       Three Months   Three Months
                                          Ended          Ended
                                      March 31, 1999 March 31, 1998
                                      -------------- --------------
Revenue:
  Percentage lease revenue             $     14,631  $       10,073
  Interest and other income                     117              49
                                      -------------- --------------
       Total revenue                         14,748          10,122
                                      -------------- --------------

Expenses:
  Real estate taxes and property
    and casualty insurance                    1,688             979
  General and administrative                  1,377             659
  Interest                                    3,090             531
  Depreciation                                4,977           3,158
  Amortization                                  165             121
                                      -------------- --------------
        Total expenses                       11,297           5,448
                                      -------------- --------------

        Income before allocation to
          minority interest                   3,451           4,674
Income allocation to minority interest          165             297
                                      -------------- --------------

        Net income                            3,286           4,377
Preferred stock distribution                  1,734           1,734
                                      -------------- --------------

        Net income applicable to
         common shareholders           $      1,552  $        2,643
                                      ============== ==============

Earnings per share:
  Net income per common share          $       0.10  $         0.16
                                      ============== ==============

  Net income per common share
    assuming dilution                  $       0.10  $         0.16
                                      ============== ==============

  Weighted average number of
    common shares                            16,331          16,224
                                      ============== ==============

  Weighted average number of
    common shares assuming dilution          18,069          18,042
                                      ============== ==============

The accompanying notes are an integral part of the financial statements.

Page 5

                        WINSTON HOTELS, INC.
           UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                          (in thousands)

                                       Three Months   Three Months
                                          Ended          Ended
                                      March 31, 1999 March 31, 1998
                                      -------------- --------------
Cash flows from operating activities:
  Net income                           $      3,286  $        4,377
  Adjustments to reconcile net
   income to net cash provided by
   operating activities:
     Minority interest                          165             297
     Depreciation                             4,977           3,158
     Amortization                               165             121
     Unearned compensation amortization          79              57
  Changes in assets and liabilities:
     Lease revenue receivable               (1,222)          (1,228)
     Prepaid expenses and other assets        (539)              38
     Accounts payable and accrued expenses     113           (1,827)
                                      -------------- --------------
         Net cash provided by operating
          activities                          7,024           4,993
                                      -------------- --------------

Cash flows from investing activities:
Prepaid acquisition costs                       (5)         (1,548)
  Deferred acquisition costs                   (33)           (100)
  Investment in hotel properties            (6,654)        (39,250)
  Sale of land parcel                             -             445
                                      -------------- --------------
        Net cash used in investing
         activities                         (6,692)        (40,453)
                                      -------------- --------------

Cash flows from financing activities:
Fees paid in connection with new
    financing facilities                    (1,180)               -
  Purchase of interest rate cap agreement      (57)               -
  Net proceeds from issuance of stock             -             485
  Payment of distributions to shareholders  (6,302)         (6,478)
  Payment of distributions to minority
    interest                                  (487)           (470)
  Net increase in due to banks                7,915          42,800
  Decrease in long-term debt                  (249)               -
                                      -------------- --------------
        Net cash (used in)/provided
          by financing activities             (360)          36,337
                                      -------------- --------------
Net (decrease)/increase in cash                (28)             877
Cash at beginning of period                      33             164
                                      ============== ==============
Cash at end of period                  $          5  $        1,041
                                      ============== ==============
Supplemental disclosure:
  Cash paid for interest               $      2,901  $          780
Summary of non-cash investing and
  financing activities:
  Investment in hotel properties
   payable                             $          -  $            8
  Distributions to shareholders
   declared but not paid                      6,308           6,135
  Distributions to minority interest
   declared but not paid                        487             470
  Conversion of partnership units for
    common shares                                 -             152
  Deferred equity compensation                  175             339
  Minority interest payable adjustment
   due to the issuance of common shares
   and the conversion of partnership
   units for common shares                       29             196

The accompanying notes are an integral part of the financial statements.

Page 6
                        WINSTON HOTELS, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              (in thousands, except per share amounts)

1.   ORGANIZATION

     Winston Hotels, Inc. (the "Company") operates so as to qualify as a real estate investment trust ("REIT") for federal income tax purposes. The accompanying unaudited consolidated financial statements reflect, in the opinion of management, all adjustments necessary for a fair presentation of the interim financial statements. All such adjustments are of a normal and recurring nature. Due to the seasonality of the hotel business, the information for the three months ended March 31, 1999 and 1998 are not necessarily indicative of the results for a full year.

2.   ACCOUNTING POLICIES

     Certain reclassifications have been made to the 1998 financial statements to conform with the 1999 presentation. These reclassifications have no effect on net income or shareholders' equity previously reported.

3.   PRO FORMA FINANCIAL INFORMATION

     These unaudited pro forma condensed statements of income of the Company are presented as if the Company had acquired all 51 of the hotels owned as of March 31, 1999 on the later of January 1, 1998 or the hotel opening date for the ten hotels which opened during 1998. The Company had no acquisitions during the first quarter of 1999, therefore, the pro forma condensed statement of income for the Company for the quarter ended March 31, 1999 is identical to the actual condensed statement of income for the same period. The unaudited pro forma condensed statement of income for the quarter ended March 31, 1998 is not necessarily indicative of what actual results of operations of the Company would have been assuming such transactions had been completed as of the dates described above, nor does it purport to represent the results of operations for future periods:

                                            Pro Forma for the
                                        Quarter ended March 31,
                                        -----------------------
                                            1999        1998
                                            ----        ----
       Percentage lease and other
        revenue                        $ 14,748     $  11,436
                                       ----------   ----------
       Expenses:
         Real estate taxes and
          property and casualty
          insurance                       1,688         1,150
         General and administrative       1,377           666
         Interest expense                 3,090           976
         Depreciation                     4,977         3,407
         Amortization                       165           123
                                       ----------   ----------
           Total expense                 11,297         6,322
                                       ----------   ----------
           Income before allocation to
            minority interest             3,451         5,114
                                       ----------   ----------
       Income allocation to minority
        interest                            165           332
       Preferred stock distribution       1,734         1,734
                                       ----------   ----------
           Net income applicable to
            common shareholders        $  1,552     $   3,048
                                       ----------   ----------

       Net income per common share     $   0.10     $    0.19
                                       ==========   ==========

       Net income per common share
        assuming dilution              $   0.10     $    0.19
                                       ==========   ==========

       Weighted average number of
        common shares                    16,331        16,224
                                       ==========   ==========

       Weighted average number of
        common shares assuming dilution  18,069        18,042
                                       ==========   ==========
Page 7

 4.  EARNINGS PER SHARE

     The following is a reconciliation of the net income applicable to common shareholders used in the net income per common share calculation to the income before allocation to minority interest used in the net income per common share - assuming dilution calculation:

                                        Quarter ended March 31,
                                        -----------------------
                                            1999        1998
                                            ----        ----
       Net income                      $  3,286      $ 4,377
       Less: preferred stock
        distribution                      1,734        1,734
                                       ---------     -------
       Net income applicable to
        common shareholders               1,552        2,643
       Plus: income allocation to
        minority interest                   165          297
                                       ---------     -------
       Net income assuming dilution    $  1,717      $ 2,940
                                       =========     =======

     The following is a reconciliation of the weighted average shares used in the net income per common share calculation to the weighted average shares used in the net income per common share
     - assuming dilution calculation:

                                        Quarter ended March 31,
                                        -----------------------
                                          1999        1998
                                          ----        ----
       Weighted average number of
        common shares                     16,331      16,224
       Units with redemption rights       1,738        1,769
       Stock options                          -           49
                                        ---------    -------
       Weighted average number of
        common shares assuming dilution  18,069       18,042
                                        =========    =======

5.   DEBT

     On February 1, 1999, the Company entered into a new three-year $140,000 line of credit agreement (the "New Line") with a group of banks led by Wachovia Bank, N.A. This New Line replaces the Company's previous $125,000 line of credit. The New Line bears interest at rates from LIBOR plus 1.45% to LIBOR plus 1.70%, based on the Company's level of total indebtedness. The Company's current rate is LIBOR plus 1.45%. A commitment fee of 0.05% is also payable quarterly on the unused portion of the New Line. The Company used the proceeds from the New Line to pay off outstanding balances under its previous $125,000 line of credit as well as under its then existing $45,000 revolving demand note. The Company has collateralized the New Line with 29 of its Current Hotels, with a carrying value of $225,714 as of March 31, 1999.

     Per the requirements of the New Line, which in effect require the Company to have at least 50% of its total indebtedness subject to a fixed rate of debt, on March 23, 1999 the Company entered into an interest rate cap agreement. The interest rate cap agreement eliminates the exposure to increases in 30-day LIBOR over 7.50% on $25,000 of the outstanding balances under the New Line for the period March 25, 1999 through March 25, 2002. The interest rate cap agreement required a premium payment to the bank of $57. The premium paid to purchase the interest rate cap is included in other assets and is amortized to amortization expense over the shorter of the original term of the agreement or the life of the financial instruments to which they are matched. The interest rate cap agreement entitles the Company to receive from the bank the amount, if any, by which the selected market interest rate exceeds the strike rate stated in the agreement. The fair value of the interest rate cap agreement is estimated by obtaining quotes from brokers and represents the cash requirement if the existing contracts had been settled at quarter end. At March 31, 1999, the interest rate cap agreement approximated fair value.

Page 8


                   CAPSTAR WINSTON COMPANY, L.L.C.
                           BALANCE SHEETS
                           (in thousands)

                               ASSETS

                                 March 31, 1999   December 31, 1998
                                 --------------    -----------------
                                  (unaudited)
Current assets:
  Cash and cash equivalents      $      3,047     $         2,075
  Accounts receivable, net of
   allowance for doubtful
   accounts of $159 and $111            3,801               3,230
  Due from affiliates                   7,772               5,392
  Deposits and other assets               423                 355
                                 --------------    -----------------
       Total current assets            15,043              11,052
                                 --------------    -----------------

Furniture, fixtures and equipment,
 net of accumulated depreciation
 of $85 and $68                           273                 290
Intangible assets, net of
 accumulated amortization of $1,247
 and $1,015                            33,049              33,253
Deferred franchise costs, net of
 accumulated amortization of $88
 and $72                                  520                 536
Restricted cash                            25                 204
                                 --------------    -----------------
                                 $     48,910      $       45,335
                                 ==============    =================


                  LIABILITIES AND MEMBERS' CAPITAL

Current liabilities:
  Accounts payable               $      1,534     $         1,606
  Accrued expenses                      5,763               3,390
  Percentage lease payable
   to Winston Hotels, Inc.              8,824               7,601
  Advance deposits                        215                 183
                                 --------------    -----------------
       Total current liabilities       16,336              12,780
                                 --------------    -----------------

Members' capital                       32,574              32,555
                                 --------------    -----------------
                                 $     48,910      $       45,335
                                 ==============    =================

           See accompanying note to financial statements.

Page 9
                   CAPSTAR WINSTON COMPANY, L.L.C.
                 UNAUDITED STATEMENTS OF OPERATIONS
                            (in thousands)

                                         Three Months  Three Months
                                             Ended         Ended
                                        March 31, 1999 March 31, 1998
                                        -------------- --------------
Revenue:
  Rooms                                 $      30,686  $     22,573
  Food and beverage                             2,112           901
  Telephone and other operating
   departments                                  1,358         1,170
                                        -------------- --------------
       Total revenue                           34,156        24,644
                                        -------------- --------------

Operating costs and expenses:
  Rooms                                         6,979         4,904
  Food and beverage                             1,421           683
  Telephone and other operating
   departments                                    740           473
Undistributed expenses:
  Lease                                        13,904        10,073
  Administrative and general                    3,476         2,482
  Sales and marketing                           1,724           826
  Franchise fees                                2,256         1,608
  Repairs and maintenance                       1,645         1,222
  Energy                                        1,423           895
  Other                                           304           446
  Depreciation and amortization                   265           257
                                        -------------- --------------
       Total expenses                          34,137        23,869
                                        -------------- --------------

Net income                              $          19  $        775
                                        ============== ==============

           See accompanying note to financial statements.

                   CAPSTAR WINSTON COMPANY, L.L.C.
                 UNAUDITED STATEMENTS OF CASH FLOWS
                            (in thousands)

                                         Three Months   Three Months
                                             Ended         Ended
                                        March 31, 1999 March 31, 1998
                                        -------------- --------------
Cash flows from operating activities:
  Net income                            $          19  $        775
  Adjustments to reconcile net income
   to net cash provided by operating
   activities:
  Depreciation and amortization                   265           257
  Increase in accounts receivable               (571)         (913)
  Decrease in due from Winston
   Hospitality, Inc.                                -         1,110
  Increase in due from affiliates             (2,380)          (71)
  Increase in deposits and other assets          (68)           (9)
  Decrease in restricted cash                     179             -
  Increase in accounts payable and
   accrued expenses                             2,301           505
  Increase in percentage lease payable
   to Winston Hotels, Inc.                      1,223         1,228
  Increase in advance deposits                     32            39
                                        -------------- --------------
Net cash provided by operating activities       1,000         2,921
                                        -------------- --------------

Cash flows from investing activities:
  Additions of furniture, fixtures and
   equipment                                        -          (76)
  Proceeds from sale of fixed assets                -            16
  Additions to intangible assets                 (28)          (56)
                                        -------------- --------------
Net cash used in investing activities            (28)         (116)
                                        -------------- --------------

Net increase in cash and cash equivalents         972         2,805
Cash and cash equivalents at beginning
 of period                                      2,075         3,393
                                        -------------- --------------
Cash and cash equivalents at end of
 period                                 $       3,047  $      6,198
                                        ============== ==============

           See accompanying note to financial statements.

                   CAPSTAR WINSTON COMPANY, L.L.C.
                    NOTE TO FINANCIAL STATEMENTS


The accompanying unaudited financial statements are prepared by and are the sole responsibility of CapStar Winston Company, L.L.C. CapStar Winston Company, L.L.C. leased 49 of the Company's 51 hotels as of March 31, 1999 and other than this lessee relationship, is not affiliated with the Company. These financial statements reflect, in the opinion of CapStar Winston Company, L.L.C. management, all adjustments necessary for a fair presentation of the interim financial statements. All such adjustments are of a normal and recurring nature.

Item 2 -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS
          ($ in thousands)

OVERVIEW

Winston Hotels, Inc. (the "Company"), which consummated an underwritten initial public offering ("IPO") in June 1994, follow-on Common Stock offerings in May 1995 and in June 1996, and a Preferred Stock offering in September 1997, operates as a REIT to invest in hotel properties. The Company owned 51 hotels (the "Current Hotels") as of March 31, 1999. The Company owned 31 hotels as of December 31, 1996, acquired seven hotels in 1997, and acquired eight hotels and opened five internally developed hotels in 1998 (the "1998 Hotels"). It currently leases 49 of the total 51 Current Hotels to CapStar Winston Company, L.L.C. ("CapStar Winston"), one of the Current Hotels to Bristol Hotels & Resorts, Inc. ("Bristol") and one of the Current Hotels to Prime Hospitality Corp. ("Prime") under leases that provide for rent payments based, in part, on revenues from the Current Hotels ("Percentage Leases") through which the Company receives its principal source of revenue.

RESULTS OF OPERATIONS

For the three months ended March 31, 1999 and the comparable period for 1998, the differences in operating results are primarily attributable to the fact that the Company owned more hotels in 1999 than it did in 1998. The table below outlines the number of hotels owned by the Company by service type as of March 31, 1999 and 1998.


       Type of Hotel          March 31, 1999   March 31, 1998
       -------------          --------------   --------------
       Limited-service hotels     29                  28
       Extended-stay hotels       11                   7
       Full-service hotels        11                   6
                                 ----                ----
           Total                  51                  41
                                 ====                ====

In order to present a more meaningful comparison of operations, in addition to the comparison of actual results of the Company and CapStar Winston for the three months ended March 31, 1999 versus actual results for the three months ended March 31, 1998, below also is an analysis of the pro forma results of the Company for the three months ended March 31, 1999 versus pro forma results for the three months ended March 31, 1998 as if the 1998 acquisitions had occurred on the later of January 1, 1998 or the hotel opening date for the ten hotels which opened during 1998.

THE COMPANY

ACTUAL - THREE MONTHS ENDED MARCH 31, 1999 VS ACTUAL - THREE MONTHS ENDED MARCH 31, 1998

The Company had revenues of $14,748 in 1999 consisting of $14,631 of Percentage Lease revenues and $117 of interest and other income. Percentage Lease revenues increased $4,558 to $14,631 in 1999 from $10,073 in 1998. This increase was primarily attributable to lease revenues from the 1998 Hotels.

Real estate taxes and property insurance costs incurred in 1999 were $1,688, an increase of $709 from $979 in 1998 This increase was primarily attributable to the 1998 Hotels as well as an increase in assessed values and rates. General and administrative expenses increased $718 to $1,377 in 1999 from $659 in 1998. The increase was attributable to the increase in size and activities of the Company in 1999. Interest expense increased $2,559 to $3,090 in 1999 from $531 in 1998. The increase was primarily due to an increase in weighted average outstanding borrowings of $118,555 to $177,237 in 1999 from $58,682 in 1998 and a decrease in capitalized interest in 1999 due to the opening of five internally developed hotels in 1998. Interest rates remained constant between the two quarters. Depreciation increased $1,819 to $4,977 in 1999 from $3,158 in 1998, primarily due to depreciation related to the 1998 Hotels and renovations completed during 1998 and 1999.

PRO FORMA - THREE MONTHS ENDED MARCH 31, 1999 VS PRO FORMA - THREE MONTHS ENDED MARCH 31, 1998

The Company had revenues of $14,748 for the three months ended March 31, 1999, consisting of $14,631 of Percentage Lease revenues and $117 of interest and other income. Percentage Lease revenues increased $3,244 to $14,631 in 1999 from $11,387 in 1998. This increase was primarily attributable to lease revenues from the ten 1998 Hotels which opened in 1998.

Real estate taxes and property insurance costs incurred in 1999 were $1,688, an increase of $538 from $1,150 in 1998. The increase was primarily attributable to the ten 1998 Hotels which opened in 1998, as well as an increase in assessed values and rates. General and administrative expenses increased $711 to $1,377 in 1999 from $666 in 1998. The increase was attributable to the increase in size and activities of the Company in 1999. Interest expenses increased $2,114 to $3,090 in 1999 from $976 in 1998. The increase was primarily due to an increase in weighted average outstanding borrowings of $94,241 to $177,237 in 1999 from $82,996 in 1998 and a decrease in capitalized interest in 1999 due to the opening of five internally developed hotels in 1998. Interest rates remained constant between the two quarters. Depreciation increased $1,570 to $4,977 in 1999 from $3,407 in 1998, primarily due to depreciation related to the ten 1998 Hotels which opened in 1998 and renovations completed during 1998 and 1999.

CAPSTAR WINSTON

ACTUAL - THREE MONTHS ENDED MARCH 31, 1999 VS ACTUAL - THREE MONTHS EMDED MARCH 31, 1998

The following table sets forth certain historical financial information for the Current Hotels for the periods indicated:

                              Three Months          Three Months
                                  Ended                Ended
                              March 31, 1999      March 31, 1998
                           ------------------    ----------------
Revenue:
  Rooms                    $  30,686   89.8%     $  22,573  91.6%
  Food and beverage            2,112    6.2%           901   3.7%
  Telephone and other
   operating departments       1,358    4.0%         1,170   4.7%
                           ------------------    ----------------
      Total revenue           34,156  100.0%        24,644 100.0%
                           ------------------    ----------------

Operating costs and expenses:
  Rooms                        6,979   20.4%         4,904  19.9%
  Food and beverage            1,421    4.1%           683   2.8%
  Telephone and other
    operating departments        740    2.2%           473   1.9%
Undistributed expenses:
  Lease                       13,904   40.7%        10,073  40.9%
  Administrative and general   3,476   10.2%         2,482  10.1%
  Sales and marketing          1,724    5.0%           826   3.4%
  Franchise fees               2,256    6.6%         1,608   6.5%
  Repairs and maintenance      1,645    4.8%         1,222   5.0%
  Energy                       1,423    4.2%           895   3.6%
  Other                          304    0.9%           446   1.8%
  Depreciation and
   amortization                  265    0.8%           257   1.0%
                           ------------------    ----------------
      Total expenses          34,137   99.9%        23,869  96.9%
                           ------------------    ----------------
      Net income           $      19    0.1%     $     775   3.1%
                           ==================    ================

CapStar Winston had room revenues of $30,686 in 1999, an increase of $8,113 from $22,573 in 1998. The increase in room revenues was due to an increase of $6,255 for the hotels CapStar Winston began operating in 1998 and $1,858 for the hotels operated prior to 1998. Food and beverage revenue increased $1,211 to $2,112 in 1999 from $901 in 1998, primarily due to the operation of a greater number of hotels for the three months ended March 31, 1999 as compared with the same period in 1998, as well as an overall increase in banquet revenues. Telephone and other operating departments revenue increased $188 to $1,358 in 1999 from $1,170 in 1998, primarily due to an increase in revenue associated with long distance phone calls, in-room movies and hotel gift shops.

CapStar Winston had total expenses in 1999 of $34,137, an increase of $10,268 from $23,869 in 1998. The increase was primarily attributable to the operation of a greater number of hotels for the three months ended March 31, 1999 as compared with the same period of 1998.

LIQUIDITY AND CAPITAL RESOURCES

The Company finances its operations from operating cash flow, which is principally derived from Percentage Leases. For the quarter ended March 31, 1999, cash flow provided by operating activities was $7,024 and funds from operations, which is equal to net income before minority interest plus depreciation, less preferred dividends, was $6,694. Under Federal income tax law provisions applicable to REITs, the Company is required to distribute at least 95% of its taxable income to maintain its tax status as a REIT. In the quarter ended March 31, 1999, the Company declared distributions of $6,795 to its common stock and preferred stock shareholders. Because the Company's cash flow from operating activities is expected to exceed its taxable income due to depreciation and amortization expenses, the Company expects to be able to meet its distribution requirements out of cash flow from operating activities.

The Company's net cash used in investing activities for the three months ended March 31, 1999 totaled $6,692, primarily related to hotel renovations. The Company plans to spend approximately $1,650 to renovate certain of its Current Hotels during the next nine months. These expenditures are in addition to the reserve of 5% of room revenues for its limited-service hotels and 7% of room revenues and food and beverage revenues from its full-service hotels which the Company is required to set aside under its Percentage Leases for periodic capital improvements and the refurbishment and replacement of furniture, fixtures and equipment at its Current Hotels. In the three months ended March 31, 1999, the Company set aside $1,680 for such reserves. These reserves are in addition to amounts spent on normal repairs and maintenance which have approximated 5.4% of room revenues for the three months ended March 31, 1999 and 1998 and are paid by CapStar Winston, Prime and Bristol.

On February 1, 1999, the Company entered into a new three-year, $140,000 line of credit agreement with a group of four banks led by Wachovia Bank, N.A. (the "New Line"). The Company has collateralized
the line of credit with 29 of its Current Hotels.   The line of
credit bears interest generally at rates from LIBOR plus 1.45% to LIBOR plus 1.70%, based primarily upon the Company's level of total indebtedness. The Company's current rate is LIBOR plus 1.45%. The Company's Articles of Incorporation (the "Articles") limit its total amount of indebtedness to 45% of the investments in hotel properties at cost, as defined in the Articles. In connection with the 1999 Annual Meeting of Shareholders, the Board of Directors has recommended, and the shareholders will vote with respect to, an increase in the debt limitation contained in the Articles to 60% of the investments in hotel properties at cost, as defined in the Articles.

Per the requirements of the New Line, which in effect require the Company to have at least 50% of its total indebtedness subject to a fixed rate of debt, on March 23, 1999 the Company entered into an interest rate cap agreement. The interest rate cap agreement eliminates the exposure to increases in 30-day LIBOR over 7.50% on $25,000 of the outstanding balances under the New Line for the period March 25, 1999 through March 25, 2002.

The Company's net cash used in financing activities during the quarter ended March 31, 1999 totaled $360. This amount included $7,915 of proceeds from additional borrowings under the New Line. These proceeds were offset by the payment of distributions of $6,789, payment of fees related to new financing facilities of $1,180, long-term debt payments of $249 and the purchase of an interest rate cap for $57.

The Company intends to acquire and develop additional hotel properties that meet its investment criteria and is continually evaluating acquisition opportunities. It is expected that future hotel acquisitions will be financed, in whole or in part, from additional follow-on offerings, from borrowings under the line of credit, from joint venture agreements, from the sale of hotel properties and/or from the issuance of other debt or equity securities. There can be no assurances that the Company will make an investment in any additional hotel properties, or that any hotel development will be undertaken, or if commenced, that it will be completed on schedule or on budget. Further, there can be no assurances that the Company will be able to obtain any additional financing.

SEASONALITY

The hotels' operations historically have been seasonal in nature, reflecting higher revenue per available room during the second and third quarters. This seasonality and the structure of the Percentage
Leases, which provide for a higher percentage of room revenues above the minimum quarterly levels to be paid as Percentage Rent, can be expected to cause fluctuations in the Company's quarterly lease revenue under the Percentage Leases.

YEAR 2000 MANAGEMENT

The "Year 2000 Issue" is the result of computer programs that were written using two digits rather than four to define the applicable year. If the computer programs of the Company or one of its service providers, contractors, franchisees, lessees, or suppliers are not Year 2000 compliant, they may recognize a date using "00" as the Year 1900 rather than the Year 2000. If not corrected, this could result in a system failure or miscalculations causing disruptions of operations.

The Company has identified its Year 2000 risk in three categories: internal software and embedded chip technology, external noncompliance by service providers, contractors and suppliers, and external noncompliance by franchisors and lessees.

Internal Software and Embedded Chip Technology
----------------------------------------------
The Company has begun its data gathering and testing phase with regard to internal software and embedded chip technology, with the assistance of its systems integration consultants. Virtually all of the Company's internal software are current versions of off-the-shelf, name-brand software. The Company's hardware systems, which include computer hardware, a phone system, copiers and facsimile machines, also contain embedded chip technology which could pose a risk of noncompliance. The majority of this hardware has been installed in the last twelve months. Based on the results of our data gathering and tests to date, the cost of achieving Year 2000 compliance is not expected to be material. If any of the Company's current software or hardware is not Year 2000 compliant and is not repairable, the Company plans to replace the respective software or hardware with readily available Year 2000 compliant software or hardware. Full compliance is expected by the third quarter of 1999.

External Noncompliance by Service Providers, Contractors and
------------------------------------------------------------
Suppliers
---------
The Company has identified and contacted its significant service providers, contractors and suppliers to determine the extent to which the Company is vulnerable to those third parties' failure to remedy their own Year 2000 issues. It is expected that identification of any Year 2000 exposure with these parties will be completed by April 30, 1999. To the extent that responses to Year 2000 readiness are unsatisfactory, the Company's contingency plan is to attempt to change significant service providers, contractors or suppliers to those who have demonstrated Year 2000 readiness, but cannot be assured that it will be successful in finding such alternative service providers, contractors or suppliers. The Company has received information concerning the Year 2000 compliance status of several of its significant service providers, contractors or suppliers. At this time, some of the service providers, contractors and suppliers have indicated they are already Year 2000 compliant, however, most have responded that they are in the process of becoming Year 2000 compliant. None have indicated that they will not be Year 2000 compliant by December 31, 1999. In the event that any of the Company's significant service providers, contractors or suppliers do not successfully and timely achieve Year 2000 compliance, and the Company is unable to replace them with alternate service providers, contractors or suppliers, the Company's business or operations could be materially and adversely affected.

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

Historical costs incurred to address the Year 2000 problem are approximately $450. The Company has not yet developed a final cost estimate related to resolving Year 2000 issues.

FORWARD LOOKING STATEMENTS

This report contains certain "forward looking" statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, including, but not limited to, those paragraphs relating to development and acquisition of hotels in this section. You can identify these statements by use of words like "may", "will", "expect", "estimate", or "continue" or similar expressions. These statements represent the Company's judgment and are subject to risks and uncertainties that could cause actual operating results to differ materially from those expressed or implied in the forward looking statements. Important factors that could cause actual results to differ include, but are not limited to the following (i) risk associated with the Company's acquisition of hotels with little or no operating history, including the risk that such hotels will not achieve the level of revenue assumed by the Company in calculating the respective Percentage Rent formula; (ii) development risk, including risk of construction delay, cost overruns, receipt of zoning, occupancy and other required governmental permits and authorizations and the incurrence of development costs in connection with projects that are not pursued through completion; and (iii) factors identified in the Company's filings with the Securities and Exchange Commission, including the risk factors listed in the Company's Registration Statement on Form S-3 filed with the Securities and Exchange Commission on August 1, 1997.


ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK ($ in thousands)

As of March 31, 1999, the Company's exposure to market risk for a change in interest rates related solely to its debt outstanding under its New Line. Total debt outstanding under the New Line totaled $110,000 at March 31, 1999 with a maximum capacity of $140,000. The New Line bears interest at rates from LIBOR plus 1.45% to LIBOR plus 1.70%, based on the Company's level of total indebtedness. The current interest rate is LIBOR plus 1.45%. The weighted average interest rate on the New Line for the period February 1, 1999 through March 31, 1999 was 6.45%. The New Line is used to maintain liquidity and fund the Company's business operations, hotel acquisitions, development and major renovations. Pursuant to the Company's operating strategies, it maintains minimal cash balances and is substantially dependent upon, among other things, the availability of adequate working capital financing to support hotel acquisitions, development and major renovations. The definitive extent of the Company's interest rate risk under the New Line is not quantifiable or predictable because of the variability of future interest rates and business financing requirements.

Per the requirements of the New Line, on March 23, 1999, the Company entered into an interest rate cap agreement to limit the impact of increases in interest rates on its floating rate debt. At March 31, 1999, the interest rate cap agreement approximated fair value.

The Company had $71,000 in long-term debt at March 31, 1999 that was subject to a fixed interest rate and principal payments. This debt is comprised of the Company's 25-year loan with GE Capital Corporation, which carries an interest rate of 7.375% for the first 10 years. The New Line, combined with the $71,000 loan with GE Capital Corporation, provides the Company with a maximum borrowing capacity of $211,000.

The Company's long-term debt has an expiration date of December 2023. The following table presents the aggregate maturities and historical cost amounts of the fixed debt principal and interest rates by maturity dates at March 31, 1999:


          Maturity Date         Fixed Rate Debt   Interest Rate
          -------------         ---------------   -------------
          1999                  $         776           7.375%
          2000                          1,103           7.375%
          2001                          1,187           7.375%
          2002                          1,278           7.375%
          2003                          1,376           7.375%
          Thereafter                   65,031           7.375%
                                ---------------   -------------
                                $      70,751           7.375%
                                ===============   =============

PART II - OTHER INFORMATION



Item 6.   Exhibits and Reports on Form 8-K.

          (a)  Exhibits.

               27.  Financial Data Schedule (For SEC use only)

          (b)  Reports on Form 8-K.

               No reports on Form 8-K were filed during the quarter ended March 31, 1999.

                             SIGNATURES


    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    WINSTON HOTELS, INC.



Date        May 5, 1999             /s/ James D. Rosenberg
    ------------------------        --------------------------
                                    James D. Rosenberg
                                    President, Chief Financial
                                      Officer and Chief Operating
                                      Officer
                                    (Authorized officer and
                                     Principal Financial Officer)

                        WINSTON HOTELS, INC.
           FORM 10-Q for the quarter ended March 31, 1999

                            EXHIBIT INDEX

Exhibit
Number              Description of Exhibit
-------             ----------------------

27.            Financial Data Schedule (For SEC use only).