Form 10-Q
period 1999-06-30
WINSTON HOTELS INC
filed 1999-08-04
CIK 920605

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549


                                    FORM 10-Q



             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended June 30, 1999     Commission file number  0-23732



                              WINSTON HOTELS, INC.
             (Exact name of registrant as specified in its charter)

    NORTH CAROLINA                                         56-1624289
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

The number of shares of Common Stock, $.01 par value, outstanding on July 31, 1999 was 16,372,568.

                              WINSTON HOTELS, INC.
                                      INDEX

                                                                                                                     Page
PART I.           FINANCIAL INFORMATION


Item 1.           WINSTON HOTELS, INC.

                           Consolidated Balance Sheets as of June 30, 1999 (unaudited) and
                           December 31, 1998                                                                           3

                           Unaudited Consolidated Statements of Income for the three and six months
                           ended June 30, 1999 and 1998                                                                4

                           Unaudited Consolidated Statements of Cash Flows for the six months ended
                           June 30, 1999 and 1998                                                                      5

                           Notes to Consolidated Financial Statements                                                  6

                  CAPSTAR WINSTON COMPANY, L.L.C.  (1)

                           Note to Financial Statements                                                                8

                           Balance Sheets as of June 30, 1999 (unaudited) and December 31, 1998                        9

                           Unaudited Statements of Income for the three and six months ended
                           June 30, 1999 and 1998                                                                     10

                           Unaudited Statements of Cash Flows for the six months ended
                           June 30, 1999 and 1998                                                                     11


Item 2.           Management's Discussion and Analysis of Financial Condition and Results
                  of Operations                                                                                       12

Item 3.           Quantitative and Qualitative Disclosures about Market Risk                                          19


PART II.          OTHER INFORMATION

Item 4.           Submission of Matters to a Vote of Security Holders                                                 20

Item 5.           Other Information                                                                                   21


Item 6.           Exhibits and Reports on Form 8-K                                                                    21


                  SIGNATURES                                                                                          22


                  EXHIBIT INDEX                                                                                       23


             (1) The financial statements of CapStar Winston Company, L.L.C. ("CapStar Winston") are included in this report as they contain material information with respect to the Company's investment in hotel properties. For the six months ended June 30, 1999, CapStar Winston served as the lessee of 49 of Winston Hotels, Inc.'s (the "Company's") 51 hotels. CapStar Winston is not affiliated with the Company other than through its lessee relationship.

                              WINSTON HOTELS, INC.
                           CONSOLIDATED BALANCE SHEETS
                   ($ in thousands, except per share amounts)

                                     ASSETS
                                                                            June 30, 1999    December 31, 1998
                                                                            -------------    -----------------
                                                                             (unaudited)
Investment in hotel properties:
      Land                                                                    $  42,520         $  42,449
      Buildings and improvements                                                361,617           355,807
      Furniture and equipment                                                    36,652            32,296
                                                                              ---------         ---------
      Operating properties                                                      440,789           430,552
      Less accumulated depreciation                                              47,998            37,920
                                                                              ---------         ---------
                                                                                392,791           392,632
      Properties under development                                                3,745             5,229
                                                                              ---------         ---------
         Net investment in hotel properties                                     396,536           397,861
Corporate FF&E, net                                                                 324               294
Cash and cash equivalents                                                           152                33
Lease revenue receivable                                                         11,386             7,653
Deferred expenses, net                                                            4,563             3,376
Prepaid expenses and other assets                                                 4,048             2,939
                                                                              ---------         ---------
           Total assets                                                       $ 417,009         $ 412,156
                                                                              =========         =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Long-term debt                                                                $  70,497         $  71,000
Due to banks                                                                    109,800           102,085
Accounts payable and accrued expenses                                             5,715             3,969
Distributions payable                                                             6,805             6,789
Minority interest in WINN Limited Partnership                                    14,420            14,888
                                                                              ---------         ---------
           Total liabilities                                                    207,237           198,731
                                                                              ---------         ---------

Shareholders' equity:
      Preferred stock, $.01 par value, 10,000,000 shares authorized,
       3,000,000 shares issued and outstanding (liquidation preference
       of $76,734)                                                                   30                30
      Common stock, $.01 par value, 50,000,000 shares authorized,
        16,372,568 and 16,313,980 shares issued and outstanding                     164               163
      Additional paid-in capital                                                225,340           224,757
      Unearned compensation                                                        (705)             (310)
      Distributions in excess of earnings                                       (15,057)          (11,215)
                                                                              ---------         ---------
           Total shareholders' equity                                           209,772           213,425
                                                                              ---------         ---------
           Total liabilities and shareholders' equity                         $ 417,009         $ 412,156
                                                                              =========         =========


    The accompanying notes are an integral part of the financial statements.

                              WINSTON HOTELS, INC.
                   UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
                    (in thousands, except per share amounts)

                                                        Three Months   Three Months      Six Months     Six Months
                                                           Ended           Ended           Ended           Ended
                                                       June 30, 1999   June 30, 1998   June 30, 1999   June 30, 1998
                                                       -------------   -------------   -------------   -------------
Revenue:
     Percentage lease revenue                              $17,234         $14,999         $31,866         $25,071
     Interest and other income                                  89              65             204             114
                                                           -------         -------         -------         -------
              Total revenue                                 17,323          15,064          32,070          25,185
                                                           -------         -------         -------         -------

Expenses:
     Real estate taxes and property and casualty
       insurance                                             1,834           1,283           3,522           2,262
     General and administrative                              1,222           1,214           2,598           1,874
     Interest                                                3,005           1,866           6,094           2,397
     Depreciation                                            5,138           3,916          10,115           7,074
     Amortization                                              226             127             392             247
                                                           -------         -------         -------         -------
              Total expenses                                11,425           8,406          22,721          13,854
                                                           -------         -------         -------         -------

              Income before allocation to minority
                interest                                     5,898           6,658           9,349          11,331

Income allocation to minority interest                         400             469             565             767
                                                           -------         -------         -------         -------

              Net income                                     5,498           6,189           8,784          10,564
Preferred stock distribution                                 1,734           1,734           3,469           3,469
                                                           -------         -------         -------         -------
              Net income applicable to common
                shareholders                               $ 3,764         $ 4,455         $ 5,315         $ 7,095
                                                           =======         =======         =======         =======


Earnings per share:
     Net income per common share                           $  0.23         $  0.27         $  0.33         $  0.44
                                                           =======         =======         =======         =======
     Net income per common share assuming dilution
                                                           $  0.23         $  0.27         $  0.32         $  0.44
                                                           =======         =======         =======         =======

     Weighted average number of common shares               16,352          16,302          16,342          16,263
                                                           =======         =======         =======         =======
     Weighted average number of common shares
       assuming dilution                                    18,121          18,068          18,096          18,055
                                                           =======         =======         =======         =======


    The accompanying notes are an integral part of the financial statements.

                              WINSTON HOTELS, INC.
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                 Six Months          Six Months
                                                                                    Ended              Ended
                                                                                June 30, 1999      June 30, 1998
                                                                                -------------      -------------
Cash flows from operating activities:
      Net income                                                                   $  8,784          $  10,564
      Adjustments to reconcile net income to net cash provided by operating activities:
            Minority interest                                                           565                767
            Depreciation                                                             10,115              7,074
            Amortization                                                                392                247
            Unearned compensation amortization                                          129                112
      Changes in assets and liabilities:
            Lease revenue receivable                                                 (3,733)            (4,775)
            Prepaid expenses and other assets                                        (1,109)               191
            Accounts payable and accrued expenses                                     1,746               (482)
                                                                                   --------          ---------
                          Net cash provided by operating activities                  16,889             13,698
                                                                                   --------          ---------
Cash flows from investing activities:
      Deferred acquisition costs                                                       (116)              --
      Prepaid acquisition costs                                                         (62)              (400)
      Investment in hotel properties                                                (10,812)          (117,234)
      Sale of land parcel                                                             1,993                445
                                                                                   --------          ---------
                         Net cash used in investing activities                       (8,997)          (117,189)
                                                                                   --------          ---------
Cash flows from financing activities:
      Fees paid to increase and extend line of credit                                (1,344)                (5)
      Purchase of interest rate cap agreement                                           (57)              --
      Net proceeds from issuance of stock                                              --                  600
      Payment of distributions to shareholders                                      (12,611)           (12,615)
      Payment of distributions to minority interest                                    (973)              (940)
      Net increase in line of credit borrowing                                        7,715             73,795
      Decrease in long-term debt                                                       (503)              --
      Increase in demand notes                                                         --               42,900
                                                                                   --------          ---------
                       Net cash provided by (used in) financing activities           (7,773)           103,735

                                                                                   --------          ---------

Net increase in cash and cash equivalents                                               119                244
Cash and cash equivalents at beginning of period                                         33                164
                                                                                   --------          ---------
Cash and cash equivalents at end of period                                         $    152          $     408
                                                                                   ========          =========
Supplemental disclosure:
            Cash paid for interest                                                 $  5,855          $   2,678
                                                                                   ========          =========
Summary of non-cash investing and financing activities:
      Distributions to shareholders declared but not paid                          $  6,318          $   6,122
      Distributions to minority interest declared but not paid                          487                487
      Conversion of partnership units for common shares                                --                  152
      Unearned compensation                                                             524                400
      Minority interest payable adjustment due to the exercise of stock
         options and conversion of partnership units for common shares                   60                208

    The accompanying notes are an integral part of the financial statements.

                              WINSTON HOTELS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (in thousands, except per share amounts)


1.       ORGANIZATION

         Winston Hotels, Inc. (the "Company") operates so as to qualify as a real estate investment trust ("REIT") for federal income tax purposes. The accompanying unaudited consolidated financial statements reflect, in the opinion of management, all adjustments necessary for a fair presentation of the interim financial statements. All such adjustments are of a normal and recurring nature. Due to the seasonality of the hotel business, the information for the three and six months ended June 30, 1999 and the information for the three and six months ended June 30, 1998 are not necessarily indicative of the results for a full year.

2.       ACCOUNTING POLICIES

         Certain reclassifications have been made to the 1998 financial statements to conform with the 1999 presentation. These reclassifications have no effect on net income or shareholders' equity previously reported.

3.       JOINT VENTURE AGREEMENT

         In June 1999, the Company signed a joint venture agreement with Regent Partners, Inc. ("Regent"), a leading real estate development, investment and services firm. The joint venture will focus on the construction of upscale hotels such as Hilton Garden Inn, Courtyard by Marriott, Residence Inn and Homewood Suites. The Company anticipates initiating additional new projects with Regent, a wholly owned subsidiary of J.A. Jones, Inc., an affiliate of Philipp Holzmann AG.

         The initial project under the joint venture will feature a $16,500, full-service 158-room Hilton Garden Inn in Windsor, Connecticut. Upon its completion, the hotel will be leased to and operated by Bristol Hotels & Resorts, Inc. Development of this upscale hotel is expected to take approximately one year to complete, with grand opening targeted for the second half of 2000. Two additional sites are currently under contract and the Company is currently conducting due diligence on them.

         Under the terms of the joint venture, the Company will earn fees by providing development management consulting, capital design and purchasing capabilities, and ongoing asset management assistance to Regent. The Company will have an ownership level of up to 49 percent in each project. The Company has the ability to acquire Regent's and other parties' ownership interest in each project subject to the provisions of the agreement.


4.       PRO FORMA FINANCIAL INFORMATION

         These unaudited pro forma condensed statements of income of the Company are presented as if the Company had acquired all 51 of the hotels owned as of June 30, 1999 on the later of January 1, 1998, or the hotel opening date for the five acquired and five developed hotels which opened during 1998. The Company made no acquisitions during the first six months of 1999, therefore, the pro forma condensed statement of income for the Company for the six months ended June 30, 1999 is identical to the actual condensed statement of income for the same period. These unaudited pro forma condensed statements of income are not necessarily indicative of what actual results of operations of the Company would have been assuming such transactions had been completed as of the dates described above, nor do they purport to represent the results of operations for future periods.

                              WINSTON HOTELS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (in thousands, except per share amounts)

                                                                          PRO FORMA FOR THE
                                                                       SIX MONTHS ENDED JUNE 30,
                                                                          1999           1998
                                                                        -------        -------

      Percentage lease and other revenue                                $32,070        $26,757
                                                                        -------        -------
      Expenses:
        Real estate taxes and property and casualty insurance             3,522          2,528
         General and administrative                                       2,598          1,883
         Interest                                                         6,094          3,465
         Depreciation                                                    10,115          7,419
         Amortization                                                       392            251
                                                                        -------        -------
           Total expenses                                                22,721         15,546
                                                                        -------        -------
           Income before allocation to minority interest                  9,349         11,211
                                                                        -------        -------

       Income allocation to minority interest                               565            753
       Preferred stock distribution                                       3,469          3,469
                                                                        -------        -------
           Net income applicable to common shareholders                 $ 5,315        $ 6,989
                                                                        =======        =======

      Net income per common share                                       $  0.33        $  0.43

                                                                        =======        =======
      Net income per common share assuming dilution                     $  0.32        $  0.43
                                                                        =======        =======
      Weighted average number of common shares                           16,342         16,263
                                                                        =======        =======
      Weighted average number of common shares assuming dilution         18,096         18,055
                                                                        =======        =======

5.       EARNINGS PER SHARE

         The following is a reconciliation of the net income applicable to common shareholders used in the net income per common share calculation to the net income assuming dilution used in the net income per common share - assuming dilution calculation.

                                                              Three Months      Three Months      Six Months         Six Months
                                                                  Ended             Ended            Ended             Ended
                                                              June 30, 1999     June 30, 1998    June 30, 1999     June 30, 1998
                                                             --------------    --------------   --------------     --------------
             Net income                                      $        5,498    $        6,189   $        8,784     $       10,564
             Less: preferred stock distribution                       1,734             1,734            3,469              3,469
                                                             --------------    --------------   --------------     --------------
             Net income applicable to common shareholders             3,764             4,455            5,315              7,095
             Plus: income allocation to minority interest               400               469              565                767
                                                             --------------    --------------   --------------     --------------
             Net income assuming dilution                    $        4,164    $        4,924   $        5,880     $        7,862
                                                             ==============    ==============   ==============     ==============

         The following is a reconciliation of the weighted average shares used in the calculation of net income per common share to the weighted average shares used in the calculation of net income per common share - assuming dilution.

                                                      Three Months         Three Months         Six Months          Six Months
                                                          Ended               Ended               Ended                Ended
                                                      June 30, 1999       June 30, 1998       June 30, 1999        June 30, 1998
                                                     ----------------     ---------------     ---------------     ----------------
Weighted average number of common shares                     16,352               16,302              16,342              16,263
Units with redemption rights                                  1,739                1,739               1,739               1,754
Stock options                                                    30                   27                  15                  38
                                                     ----------------     ---------------     ---------------     ----------------
Weighted average number of common shares
     assuming dilution                                       18,121               18,068              18,096              18,055
                                                     ================     ===============     ===============     ================

                         CAPSTAR WINSTON COMPANY, L.L.C.
                          NOTE TO FINANCIAL STATEMENTS


The financial statements of CapStar Winston Company, L.L.C. ("CapStar Winston") are included in this report as they contain material information with respect to the Company's investment in hotel properties. The accompanying unaudited financial statements are prepared by and are the sole responsibility of CapStar Winston. CapStar Winston leased 49 of the Company's 51 hotels as of June 30, 1999 and other than this lessee relationship, is not affiliated with the Company. These financial statements reflect, in the opinion of CapStar Winston management, all adjustments necessary for a fair presentation of the interim financial statements. All such adjustments are of a normal and recurring nature.

                         CAPSTAR WINSTON COMPANY, L.L.C.
                                 BALANCE SHEETS
                                ($ in thousands)

                                     ASSETS
                                                                                    June 30, 1999        December 31, 1998
                                                                                  -----------------    --------------------
                                                                                     (unaudited)
Current assets:
     Cash and cash equivalents                                                    $           3,126    $             2,075
     Accounts receivable, net of allowance for doubtful accounts of
          $188 and $111                                                                       3,834                  3,230
     Due from affiliates                                                                      9,979                  5,392
     Deposits and other assets                                                                  490                    355
                                                                                  -----------------    --------------------
                  Total current assets                                                       17,429                 11,052
                                                                                  -----------------    --------------------

Furniture, fixtures and equipment, net of accumulated depreciation
        of $101 and $68                                                                         270                    290
Intangible assets, net of accumulated amortization of $1,477 and $1,015                      32,819                 33,253
Deferred franchise costs, net of accumulated amortization of $104 and $72                       504                    536
Restricted cash                                                                                  80                    204
                                                                                  -----------------    --------------------

               Total assets                                                       $          51,102    $            45,335
                                                                                  =================    ====================



                        LIABILITIES AND MEMBERS' CAPITAL

Current liabilities:
     Accounts payable                                                             $           1,516    $             1,606
     Accrued expenses                                                                         4,859                  3,390
     Percentage lease payable                                                                11,310                  7,601
     Advance deposits                                                                           150                    183
                                                                                  -----------------    --------------------
               Total current liabilities                                                     17,835                 12,780
                                                                                  -----------------    --------------------


Members' capital                                                                             33,267                 32,555
                                                                                  -----------------    --------------------

                  Total liabilities and members' capital                          $          51,102    $            45,335
                                                                                  =================    ====================


                 See accompanying note to financial statements.

                         CAPSTAR WINSTON COMPANY, L.L.C.
                         UNAUDITED STATEMENTS OF INCOME
                                ($ in thousands)

                                                         Three Months      Three Months      Six Months      Six Months
                                                             Ended            Ended            Ended            Ended
                                                         June 30, 1999    June 30, 1998    June 30, 1999    June 30, 1998
                                                         -------------    -------------    -------------    -------------
Revenue:
           Rooms                                             $34,590         $30,266         $65,276         $52,839
           Food and beverage                                   2,142           1,804           4,254           2,705
           Telephone and other operating departments           1,456           1,487           2,814           2,657
                                                             -------         -------         -------         -------
                    Total revenue                             38,188          33,557          72,344          58,201
                                                             -------         -------         -------         -------

      Operating costs and expenses:
           Rooms                                               7,596           6,583          14,575          11,487
           Food and beverage                                   1,523           1,375           2,944           2,058
           Telephone and other operating departments             854             741           1,594           1,214
      Undistributed expenses:
           Lease                                              16,407          14,792          30,311          24,865
           Administrative and general                          3,377           2,904           6,853           5,386
           Sales and marketing                                 1,422           1,197           3,146           2,023
           Franchise fees                                      2,598           2,228           4,854           3,836
           Repairs and maintenance                             1,721           1,544           3,366           2,766
           Energy                                              1,345           1,214           2,768           2,109
           Other                                                 390             568             694           1,014
           Depreciation and amortization                         262             262             527             519
                                                             -------         -------         -------         -------
                    Total expenses                            37,495          33,408          71,632          57,277
                                                             -------         -------         -------         -------

                    Net income                               $   693         $   149         $   712         $   924
                                                             =======         =======         =======         =======


                 See accompanying note to financial statements.

                         CAPSTAR WINSTON COMPANY, L.L.C.
                       UNAUDITED STATEMENTS OF CASH FLOWS
                                ($ in thousands)

                                                                                                 Six Months          Six Months
                                                                                                    Ended               Ended
                                                                                                June 30, 1999       June 30, 1998
                                                                                                -------------       -------------
Cash flows from operating activities:
           Net income                                                                                $   712          $   924
           Adjustments to reconcile net income to net cash provided by operating activities:
               Depreciation and amortization                                                             527              519
               Loss on sale of fixed assets                                                             --                  2
               Increase in accounts receivable                                                          (604)            (336)
               Increase in due from CapStar Management Company, L.P.                                  (4,587)          (4,535)
               Increase in deposits and other assets                                                    (135)            (121)
               Decrease in restricted cash                                                               124             --
               Increase in accounts payable and accrued expenses                                       1,379            2,330
              Increase in percentage lease payable                                                     3,709            4,855
              Decrease/increase in advance deposits                                                      (33)              83
                                                                                                     -------          -------
      Net cash provided by operating activities                                                        1,092            3,721
                                                                                                     -------          -------

      Cash flows from investing activities:
           Additions of furniture, fixtures and equipment                                                (13)            (112)
           Additions to intangible assets                                                                (28)             (42)
           Proceeds from sale of fixed assets                                                           --                 15
                                                                                                     -------          -------
      Net cash used in investing activities                                                              (41)            (139)
                                                                                                     -------          -------

      Net increase in cash and cash equivalents                                                        1,051            3,582
      Cash and cash equivalents at beginning of period                                                 2,075            3,393
                                                                                                     -------          -------

      Cash and cash equivalents at end of period                                                     $ 3,126          $ 6,975
                                                                                                     =======          =======


                 See accompanying note to financial statements.

ITEM 2 -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS
          ($ in thousands)

OVERVIEW

Winston Hotels, Inc. (the "Company"), which consummated an underwritten initial public offering ("IPO") in June 1994, follow-on Common Stock offerings in May 1995 and in June 1996, and a Preferred Stock offering in September 1997, operates as a REIT to invest in hotel properties. The Company owned 51 hotels (the "Current Hotels") as of June 30, 1999. The Company owned 31 hotels as of December 31, 1996 and acquired seven hotels in 1997. The Company acquired eight hotels and opened five internally developed hotels in 1998 (the "1998 Hotels"). It currently leases 49 of the total 51 Current Hotels to CapStar Winston Company, L.L.C. ("CapStar Winston"), one of the Current Hotels to Bristol Hotels & Resorts, Inc. ("Bristol") and one of the Current Hotels to Prime Hospitality Corp. ("Prime") under leases that provide for rent payments based, in part, on revenues from the Current Hotels ("Percentage Leases") through which the Company receives its principal source of revenue.


RESULTS OF OPERATIONS

The table below outlines the Company's investment in hotel properties for the six months ended June 30, 1999 and 1998.

                                     Six Months Ended                       Six Months Ended
                                       June 30, 1999                         June 30, 1998
                               ------------------------------    ----------------------------------
                                 Additions      Properties           Additions        Properties
                                   during        owned at             during           owned at
   Type of Hotel                 the period       June 30            the period         June 30
   -------------                 ----------       -------            ----------         -------
   Limited-service hotels            --             29                   1                29
   Extended-stay hotels              --             11                   5                10
   Full-service hotels               --             11                   5                10
                               --------------- --------------    -----------------  ---------------
   Total                             --             51                  11                49
                               =============== ==============    =================  ===============

In order to present a more meaningful comparison of operations, in addition to the comparison of actual results of the Company and CapStar Winston for the three and six months ended June 30, 1999 versus actual results for the three and six months ended June 30, 1998, the Company has also provided an analysis of the pro forma results of the Company for the three and six months ended June 30, 1999 versus pro forma results for the three and six months ended June 30, 1998. These pro forma results are shown as if the Company had acquired all 51 of the hotels owned as of June 30, 1999 on the later of January 1, 1998, or the hotel opening date for the five acquired and five developed hotels which opened during 1998. The Company made no acquisitions during the first six months of 1999, therefore, the pro forma results for the Company for the three and six months ended June 30, 1999 is identical to the actual results for the same period.

THE COMPANY

ACTUAL - THREE MONTHS ENDED JUNE 30, 1999 VS ACTUAL - THREE MONTHS ENDED JUNE 30, 1998

The Company had revenues of $17,323 in 1999, consisting of $17,234 of Percentage Lease revenues and $89 of interest and other income. Percentage Lease revenues increased $2,235 to $17,234 in 1999 from $14,999 in 1998. This increase was primarily attributable to lease revenues from the 1998 Hotels.

Real estate taxes and property insurance costs incurred in 1999 were $1,834, an increase of $551 from $1,283 in 1998. This increase was primarily attributable to the 1998 Hotels as well as an increase in assessed real estate values and rates. General and administrative expenses were flat from 1998 to 1999; $1,222 in 1999 and $1,214 in 1998. Interest expense increased $1,139 to $3,005 in 1999 from $1,866 in 1998. The increase was primarily due to an increase in weighted average outstanding borrowings of $63,768 to $181,854 in 1999 from $118,086 in 1998 and a decrease in capitalized interest in 1999 due to the opening of five internally developed hotels in 1998. Interest rates remained constant between the two quarters. Depreciation increased $1,222 to $5,138 in 1999 from $3,916 in 1998, primarily due to depreciation related to the 1998 Hotels and renovations completed during 1998 and 1999.

PRO FORMA - THREE MONTHS ENDED JUNE 30, 1999 VS PRO FORMA - THREE MONTHS ENDED JUNE 30, 1998

The Company had revenues of $17,323 in 1999, consisting of $17,234 of Percentage Lease revenues and $89 of interest and other income. Percentage Lease revenues increased $1,978 to $17,234 in 1999 from $15,256 in 1998. This increase was primarily attributable to the lease revenues from the ten 1998 Hotels which opened in 1998.

Real estate taxes and property insurance costs incurred in 1999 were $1,834, an increase of $455 from $1,379 in 1998. The increase was primarily attributable to the ten 1998 Hotels which opened in 1998, as well as an increase in assessed real estate values and rates. General and administrative expenses were flat from 1998 to 1999; $1,222 in 1999 and $1,217 in 1998. Interest expenses increased $516 to $3,005 in 1999 from $2,489 in 1998. The increase was primarily due to an increase in weighted average outstanding borrowings of $29,037 to $181,854 in 1999 from $152,817 in 1998 and a decrease in capitalized interest in 1999 due to the opening of five internally developed hotels in 1998 and none in 1999. Interest rates remained constant between the two periods. Depreciation increased $1,127 to $5,138 in 1999 from $4,011 in 1998 primarily due to depreciation related to the ten 1998 Hotels which opened in 1998 and renovations completed during 1998 and 1999.

ACTUAL - SIX MONTHS ENDED JUNE 30, 1999 VS ACTUAL - SIX MONTHS ENDED JUNE 30,
1998

The Company had revenues of $32,070 in 1999, consisting of $31,866 of Percentage Lease revenues and $204 of interest and other income. Percentage Lease revenues increased $6,795 to $31,866 in 1999 from $25,071 in 1998. This increase was primarily attributable to lease revenues from the 1998 Hotels.

Real estate taxes and property insurance costs incurred in 1999 were $3,522, an increase of $1,260 from $2,262 in 1998. This increase was primarily attributable to the 1998 Hotels, as well as an increase in assessed real estate values and rates. General and administrative expenses increased $724 to $2,598 in 1999 from $1,874 in 1998. The increase was attributable to the increase in size and activities of the Company in 1999. Interest expense increased by $3,697 to $6,094 in 1999 from $2,397 in 1998. This increase was primarily due to an increase in weighted average outstanding borrowings of $90,388 to $179,558 in 1999 from $89,170 in 1998 and a decrease in capitalized interest in 1999 due to the opening of five internally developed hotels in 1998. Interest rates remained constant between the two periods. Depreciation increased $3,041 to $10,115 in 1999 from $7,074 in 1998, primarily due to depreciation related to the 1998 Hotels and renovations completed during 1998 and 1999.

PRO FORMA - SIX MONTHS ENDED JUNE 30, 1999 VS PRO FORMA - SIX MONTHS ENDED JUNE 30, 1998

The Company had revenues of $32,070 in 1999, consisting of $31,866 of Percentage Lease revenues and $204 of interest and other income. Percentage Lease revenues increased $5,223 to $31,866 in 1999 from $26,643 in 1998. This increase was primarily attributable to the lease revenues from the ten 1998 Hotels which opened in 1998.

Real estate taxes and property insurance costs incurred in 1999 were $3,522, an increase of $994 from $2,528 in 1998. The increase was primarily attributable to the ten 1998 Hotels which opened in 1998, as well as an increase in assessed real estate values and rates. General and administrative expenses increased $715 to $2,598 in 1999 from $1,883 in 1998. The increase was attributable to the increase in size and activities of the Company in 1999. Interest expenses increased $2,629 to $6,094 in 1999 from $3,465 in 1998. The increase was primarily due to an increase in weighted average outstanding borrowings of $59,615 to $179,558 in 1999 from $119,943 in 1998 and a decrease in capitalized interest in 1999 due to the opening of five internally developed hotels in 1998. Interest rates remained constant between the two periods. Depreciation increased $2,696 to $10,115 in 1999 from $7,419 in 1998 primarily due to depreciation related to the ten 1998 Hotels which opened in 1998 and renovations completed during 1998 and 1999.

CAPSTAR WINSTON

ACTUAL - THREE MONTHS ENDED JUNE 30, 1999 VS ACTUAL - THREE MONTHS ENDED JUNE 30, 1998

The following table sets forth certain historical financial information for the hotels leased by CapStar Winston for the periods indicated:

                                                         Three Months Ended                   Three Months Ended
                                                            June 30, 1999                        June 30, 1998
                                                    ------------------------------       ------------------------------
Revenue:
   Rooms                                            $      34,590          90.6%         $      30,266          90.2%
   Food and beverage                                        2,142           5.6%                 1,804           5.4%
   Telephone and other operating departments                1,456           3.8%                 1,487           4.4%
                                                    -------------- ---------------       -------------- ---------------
         Total revenue                                     38,188         100.0%                33,557         100.0%
                                                    -------------- ---------------       -------------- ---------------

Operating costs and expenses:
   Rooms                                                    7,596          19.9%                 6,583          19.6%
   Food and beverage                                        1,523           4.0%                 1,375           4.1%
   Telephone and other operating departments                  854           2.2%                   741           2.2%
Undistributed expenses:
   Lease                                                   16,407          43.0%                14,792          44.1%
   Administrative and general                               3,377           8.9%                 2,904           8.7%
   Sales and marketing                                      1,422           3.7%                 1,197           3.6%
   Franchise fees                                           2,598           6.8%                 2,228           6.6%
   Repairs and maintenance                                  1,721           4.5%                 1,544           4.6%
   Energy                                                   1,345           3.5%                 1,214           3.6%
   Other                                                      390           1.0%                   568           1.7%
   Depreciation and amortization                              262           0.7%                   262           0.8%
                                                    -------------- ---------------       -------------- ---------------
         Total expenses                                    37,495          98.2%                33,408          99.6%
                                                    -------------- ---------------       -------------- ---------------
         Net income                                 $         693           1.8%         $         149           0.4%
                                                    ============== ===============       ============== ===============


CapStar Winston had room revenues of $34,590 in 1999, an increase of $4,324 from $30,266 in 1998. The increase in room revenues was primarily due to room revenues from the 1998 Hotels.

CapStar Winston had total expenses in 1999 of $37,495, an increase of $4,087 from $33,408 in 1998. The increase was primarily attributable to the operation of a greater number of hotels for the three months ended June 30, 1999 as compared with the same period of 1998.

ACTUAL - SIX MONTHS ENDED JUNE 30, 1999 VS ACTUAL - SIX MONTHS ENDED JUNE 30,
1998

The following table sets forth certain historical financial information for the hotels leased by CapStar Winston for the periods indicated:

                                                          Six Months Ended                     Six Months Ended
                                                            June 30, 1999                        June 30, 1998
                                                    ------------------------------       ------------------------------
Revenue:
   Rooms                                            $      65,276          90.2%         $      52,839          90.8%
   Food and beverage                                        4,254           5.9%                 2,705           4.6%
   Telephone and other operating departments                2,814           3.9%                 2,657           4.6%
                                                    -------------- ---------------       -------------- ---------------
         Total revenue                                     72,344         100.0%                58,201         100.0%
                                                    -------------- ---------------       -------------- ---------------

Operating costs and expenses:
   Rooms                                                   14,575          20.1%                11,487          19.7%
   Food and beverage                                        2,944           4.1%                 2,058           3.5%
   Telephone and other operating departments                1,594           2.2%                 1,214           2.1%
Undistributed expenses:
   Lease                                                   30,311          41.9%                24,865          42.7%
   Administrative and general                               6,853           9.5%                 5,386           9.3%
   Sales and marketing                                      3,146           4.3%                 2,023           3.5%
   Franchise fees                                           4,854           6.7%                 3,836           6.6%
   Repairs and maintenance                                  3,366           4.7%                 2,766           4.8%
   Energy                                                   2,768           3.8%                 2,109           3.6%
   Other                                                      694           1.0%                 1,014           1.7%
   Depreciation and amortization                              527           0.7%                   519           0.9%
                                                    -------------- ---------------       -------------- ---------------
         Total expenses                                    71,632          99.0%                57,277          98.4%
                                                    -------------- ---------------       -------------- ---------------
         Net income                                 $         712           1.0%         $         924           1.6%
                                                    ============== ===============       ============== ===============


CapStar Winston had room revenues of $65,276 in 1999, an increase of $12,437 from $52,839 in 1998. The increase in room revenues was primarily due to room revenues from the 1998 Hotels.

CapStar Winston had total expenses in 1999 of $71,632, an increase of $14,355 from $57,277 in 1998. The increase was primarily attributable to the operation of a greater number of hotels for the six months ended June 30, 1999 as compared with the same period of 1998.


LIQUIDITY AND CAPITAL RESOURCES

The Company finances its operations from operating cash flow, which is principally derived from Percentage Leases. For the six months ended June 30, 1999, cash flow provided by operating activities was $16,889 and funds from operations, which is equal to net income before minority interest plus depreciation, less preferred dividends, was $15,995. Under Federal income tax law provisions applicable to REITs, the Company is required to distribute at least 95% of its taxable income to maintain its tax status as a REIT. For the six months ended June 30, 1999, the Company declared distributions of $13,600 to its common stock and preferred stock shareholders. Because the Company's cash flow from operating activities is expected to exceed its taxable income due to depreciation and amortization expenses, the Company expects to be able to meet its distribution requirements out of cash flow from operating activities.

The Company's net cash used in investing activities for the six months ended June 30, 1999 totaled $8,997, primarily related to hotel renovations and capital expenditures. For capital expenditures at its Current Hotels, as required by its Percentage Leases, the Company reserves 5% of room revenues for its hotels (7% of room revenues and food and beverage revenues for one of its full-service hotels). In the six months ended June 30, 1999, the Company spent $2,937 for such capital expenditures. The Company anticipates spending an additional $3,837 for capital expenditures during the year ended December 31, 1999. These capital expenditures and renovation costs are in addition to amounts spent on normal repairs and maintenance which have approximated 5.5% and 5.3% of room revenues for the six months ended June 30, 1999 and 1998, respectively, and are paid by the lessees.

On February 1, 1999, the Company entered into a new three-year, $140,000 line of credit agreement with a group of four banks led by Wachovia Bank, N.A. (the "New Line"). The Company has collateralized the New Line with 29 of its Current Hotels. The New Line bears interest generally at rates from LIBOR plus 1.45% to LIBOR plus 1.70%, based primarily upon the Company's level of total indebtedness. The Company's current rate is LIBOR plus 1.45%. The Company's outstanding balance under the New Line as of June 30, 1999 totaled $109,800.

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

The Company had $70,497 in long-term debt at June 30, 1999 that was subject to a fixed interest rate and principal payments. This debt is comprised of the Company's 25-year loan with GE Capital Corporation, which carries an interest rate of 7.375% for the first 10 years. This debt facility is collateralized with 14 of the Company's Current Hotels.

The Company's net cash used in financing activities during the six months ended June 30, 1999 totaled $7,773. This amount included the payment of distributions of $13,584, payment of fees related to new financing facilities of $1,344, long-term debt payments of $503 and the purchase of an interest rate cap for $57. These payments were offset by $7,715 of proceeds from additional borrowings under the New Line.

The amendment to the Company's Articles of Incorporation to increase the limit of the Company's level of permitted indebtedness from 45 percent to 60 percent of investments in hotel properties, at cost, proposed at the Company's 1999 Annual Meeting, has been approved by the Company's common and preferred shareholders. Notwithstanding the approval of the increase in the debt limitation, there can be no assurance that the Company will be able to borrow money in excess of the former 45 percent debt limitation.

In June 1999, the Company signed a joint venture agreement with Regent Partners, Inc. ("Regent"). The initial project will feature a $16,500 full service 158-room Hilton Garden Inn in Windsor, Connecticut. Per the joint venture agreement, Regent will provide capital resources for the construction of the hotel. The Company will provide service in developing, capital design, and purchasing. The Company will also earn fees for services rendered. Two additional sites are currently under contract and the Company is conducting due diligence on them.

The Company has under contract eight hotel properties for sale, as well as one parcel of land. All of these sales are subject to customary closing conditions and the completion of due diligence of the respective buyers, a period which extends through mid-August for the sale of the eight hotel properties.

The Company intends to acquire and develop additional hotel properties that meet its investment criteria and is continually evaluating acquisition opportunities. It is expected that future hotel acquisitions will be financed, in whole or in part, from additional follow-on offerings, from borrowings under the New Line, from joint venture agreements, from the sale of hotel properties and/or from the issuance of other debt or equity securities. There can be no assurances that the Company will make an investment in any additional hotel properties, or that any hotel development will be undertaken, or if commenced, that it will be completed on schedule or on budget. Further, there can be no assurances that the Company will be able to obtain any additional financing.

SEASONALITY

The hotels' operations historically have been seasonal in nature, reflecting higher REVPAR during the second and third quarters. This seasonality and the structure of the Percentage Leases, which provide for a higher percentage of room revenues exceeding equal quarterly thresholds (adjusted for CPI changes) to be paid as Percentage Rent, can be expected to cause significant fluctuations in the Company's quarterly lease revenue under the Percentage Leases.

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

The following presents the Company's calculation of FFO and FFO per share (in thousands, except per share data):

                                                      Three Months Ended                        Six Months Ended
                                                           June 30,                                 June 30,
                                             --------------------------------------   --------------------------------------
                                                   1999                 1998                1999                1998
                                                   ----                 ----                ----                ----
Net income before allocation to minority
   interest                                  $         5,898      $         6,658     $         9,349     $        11,331
Plus: depreciation                                     5,138                3,916              10,115               7,074
Less: preferred stock dividends                        1,734                1,734               3,469               3,469
                                             ------------------   -----------------   -----------------   ------------------

FFO                                          $         9,302      $         8,840     $        15,995     $        14,936
                                             ==================   =================   =================   ==================

Weighted average number of common shares
   assuming dilution                                  18,121               18,068              18,096              18,055
                                             ------------------   -----------------   -----------------   ------------------

FFO per share                                $          0.51      $          0.49     $          0.88     $          0.83
                                             ==================   =================   =================   ==================


YEAR 2000 MANAGEMENT

The "Year 2000 Issue" is the result of computer programs that were written using two digits rather than four to define the applicable year. If the computer programs of the Company or one of its service providers, contractors, suppliers, franchisors, or lessees are not Year 2000 compliant, they may recognize a date using "00" as the Year 1900 rather than the Year 2000. If not corrected, this could result in a system failure or miscalculations causing disruptions of operations.

The Company has identified its Year 2000 risk in three categories: internal software and embedded chip technology, external noncompliance by service providers, contractors and suppliers, and external noncompliance by franchisors and lessees.

Internal Software and Embedded Chip Technology

The Company has achieved full compliance with regard to internal software and Embedded chip technology. Virtually all of the Company's internal software are current versions of off-the-shelf, name-brand software. The Company's hardware systems, which include computer hardware, a phone system, copiers and facsimile machines, also contain embedded chip technology. These systems, except for the phone system, are fully compliant. The current system will be replaced with a new, fully compliant phone system in October 1999. The majority of the Company's hardware has been installed in the last twelve months.

External Noncompliance by Service Providers, Contractors and Suppliers

The Company has identified and contacted its significant service providers, contractors and suppliers to determine the extent to which the Company is vulnerable to those third parties' failure to remedy their own Year 2000 issues. The Company has received information concerning the Year 2000 compliance status of several of its significant service providers, contractors and suppliers. At this time, some of the service providers, contractors and suppliers have indicated they are already Year 2000 compliant, however, most have responded that they are in the process of becoming Year 2000 compliant. None have indicated that they will not be Year 2000 compliant by December 31, 1999. The Company will continue to monitor the progress of all significant service providers, contractors and suppliers who have not yet indicated they are Year 2000 compliant. To the extent that responses to Year 2000 readiness are unsatisfactory, the Company's contingency plan is to attempt to change significant service providers, contractors or suppliers to those who have demonstrated Year 2000 readiness, but cannot be assured that it will be successful in finding such alternative service providers, contractors or suppliers. In the event that any of the Company's significant service providers, contractors or suppliers do not successfully and timely achieve Year 2000 compliance, and the Company is unable to replace them with alternate service providers, contractors or suppliers, the Company's business or operations could be materially and adversely affected.

External Noncompliance by Franchisors and Lessees

The Company has significant relationships with certain nationally recognized hotel franchisors and lessees. These franchisors have national reservation systems on which the Company relies to receive a significant portion of its Percentage Lease revenue. The Company has received information concerning the Year 2000 compliance status of all of its franchisors and lessees. At this time, some of the franchisors and lessees have indicated they are already Year 2000 compliant, however, most have responded that they are in the process of becoming Year 2000 compliant. None have indicated that they will not be Year 2000 compliant by December 31, 1999. The Company will continue to monitor the progress of all franchisors and lessees who have not yet indicated they are Year 2000 compliant. In the event that any of these franchisors and lessees do not successfully and timely achieve Year 2000 compliance, the Company's business or operations could be materially and adversely affected.

Historical costs incurred to address the Year 2000 problem are approximately $450. The Company has not yet developed a final cost estimate related to resolving Year 2000 issues.


FORWARD LOOKING STATEMENTS

This report contains certain "forward looking" statements within the meaning of
Section 21E of the Securities Exchange Act of 1934, as amended. You can identify these statements by use of words like "may", "will", "expect", "anticipate", "estimate", or "continue" or similar expressions. These statements represent the Company's judgment and are subject to risks and uncertainties that could cause actual operating results to differ materially from those expressed or implied in the forward looking statements. Important factors that could cause actual results to differ include, but are not limited to, the following (i) risk associated with the Company's acquisition of hotels with little or no operating history, including the risk that such hotels will not achieve the level of revenue assumed by the Company in calculating the respective Percentage Rent formula; (ii) development risk, including risk of construction delays, cost overruns, occupancy rates, average daily rates, receipt of zoning, occupancy and other required governmental permits and authorizations and the incurrence of development costs in connection with projects that are not pursued through completion; and (iii) factors identified in the Company's filings with the Securities and Exchange Commission, including the risk factors listed in the Company's Registration Statement on Form S-3 filed with the Securities and Exchange Commission on August 1, 1997.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK ($ in thousands)

As of June 30, 1999, the Company's exposure to market risk for a change in interest rates related solely to its debt outstanding under its New Line and the related interest rate cap agreement. Total debt outstanding under the New Line totaled $109,800 at June 30, 1999. The New Line bears interest at rates from LIBOR plus 1.45% to LIBOR plus 1.70%, based on the Company's level of total indebtedness. The current interest rate is LIBOR plus 1.45%. The weighted average interest rate on the New Line for the period February 1, 1999 through June 30, 1999 was 6.40%. The New Line is used to maintain liquidity and fund the Company's business operations, hotel acquisitions, development and major renovations. Pursuant to the Company's operating strategies, it maintains minimal cash balances and is substantially dependent upon, among other things, the availability of adequate working capital financing to support hotel acquisitions, development and major renovations. The definitive extent of the company's interest rate risk under the New Line is not quantifiable or predictable because of the variability of future interest rates and business financing requirements.

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

The Company had $70,497 in long-term debt at June 30, 1999 that was subject to a fixed interest rate and principal payments. This debt is comprised of the Company's 25-year loan with GE Capital Corporation, which carries an interest rate of 7.375% for the first 10 years.

The Company's long-term debt has an expiration date of December 2023. The following table presents the aggregate maturities and historical cost amounts of the fixed debt principal and interest rates by maturity dates at June 30, 1999:

   Maturity Date             Fixed Rate Debt             Interest Rate
--------------------        -------------------        ------------------

       1999                 $              522                    7.375%
       2000                              1,103                    7.375%
       2001                              1,187                    7.375%
       2002                              1,278                    7.375%
       2003                              1,376                    7.375%
    Thereafter                          65,031                    7.375%
                            -------------------        ------------------
                            $           70,497                    7.375%
                            ===================        ==================

PART II - OTHER INFORMATION

Item 4.           Submission of Matters to a Vote of Security Holders

                  On May 18, 1999, the Annual Meeting of Shareholders was held and the following matters were submitted to the shareholders for a vote. With respect to the second proposal below, the Annual Meeting was adjourned and reconvened on July 12, 1999 to obtain additional votes. There were 14,864,489 shares of Common Stock and 2,127,024 shares of Series A Preferred Stock either present or evidenced by proxy. Holders of Series A Preferred Stock were entitled to vote only on Proposal 2. All proposals were approved. Set forth below is a brief description of the matters voted on and the number of votes cast for, against or withheld, as well as the number of abstentions and broker non-votes.

Proposal 1:       Election of Directors:

                                                                               NUMBER OF
                                                               VOTES AGAINST     BROKER
                         NAME                VOTES FOR          OR WITHHELD     NON-VOTES       TOTALS
                         ----                ---------          -----------     ---------       ------
                  Charles M. Winston        14,758,096             106,393          0         14,864,489
                  Robert W. Winston         14,759,621             104,868          0         14,864,489
                  James H. Winston          14,758,272             106,217          0         14,864,489
                  David C. Sullivan         14,736,376             128,113          0         14,864,489
                  Thomas F. Darden          14,761,876             102,613          0         14,864,489
                  Richard L. Daugherty      14,737,421             127,068          0         14,864,489
                  Edwin B. Borden           14,757,576             106,913          0         14,864,489

Proposal 2:       Amend Article 7 of the Company's Articles of Incorporation
                  to increase the Company's level of permitted indebtedness from 45% to 60% of investments in hotel properties, at cost:

                  COMMON STOCK VOTE:
                  -----------------
                  Votes for:                                  7,925,343
                  Votes against or withheld:                    857,332
                  Votes abstained:                              172,067
                  Broker non-votes:                           5,909,747
                                                             ----------
                  Total                                      14,864,489

                  PREFERRED STOCK VOTE:
                  --------------------
                  Votes for:                                  1,749,834
                  Votes against or withheld:                    307,353
                  Votes abstained:                               69,837
                  Broker non-votes:                                  --
                                                             ----------
                  Total                                       2,127,024


Proposal 3:       Ratification of the accounting firm PricewaterhouseCoopers LLP as external auditors:

                  Votes for:                                 14,763,192
                  Votes against or withheld:                     41,589
                  Votes abstained:                               59,708
                  Broker non-votes:                                  --
                                                             ----------
                  Total                                      14,864,489

Item 5.           Other Information

                  Shareholder Proposals. As disclosed in more detail in the Company's proxy statement in connection with its 1999 Annual Meeting of Shareholders, as filed with the Securities and Exchange Commission on April 9, 1999, any proposals which shareholders intend to present for a vote of the shareholders at the Company's 2000 Annual Meeting of Shareholders and which such shareholders desire to have included in the Company's Proxy Statement and form of proxy relating to that meeting must be sent to the Company's principal executive offices, marked to the attention of the Secretary of the Company, and received by the Company at such offices on or before December 1, 1999. Proposals received after December 1, 1999 will not be considered for inclusion in the Company's proxy materials for its 2000 Annual Meeting of Shareholders.

                  In addition, if a shareholder intends to present a matter for a vote at the 2000 Annual Meeting of Shareholders, other than by submitting a proposal for inclusion in the Company's Proxy Statement for that meeting, the shareholder must give timely notice in accordance with SEC rules. To be timely, a shareholder's notice must be received by the Company's Corporate Secretary at its principal office, 2209 Century Drive, Suite 300, Raleigh, North Carolina 27612, on or before February 15, 2000.

                  During the quarter ended June 30, 1999, the Company announced that Joseph V. Green had been named Chief Financial Officer and Brent V. West had been named Vice President of Finance and Controller. The Company also announced that James D. Rosenberg, the Company's previous Chief Financial Officer, will continue in his capacity as President and Chief Operating Officer.


Item 6.           Exhibits and Reports on Form 8-K.

                  (a)      Exhibits.

                           3.1  Restated Articles of Incorporation

                           27.  Financial Data Schedule (For SEC use only)

                  (b)      Reports on Form 8-K.

                           No reports on Form 8-K were filed during the quarter ended June 30, 1999.

                                   SIGNATURES


       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    WINSTON HOTELS, INC.



Date   August 4, 1999               /s/ Joseph V. Green
      -----------------             --------------------------------------
                                    Joseph V. Green
                                    Chief Financial Officer
                                    (Authorized officer and Principal Financial
                                    Officer)

                              WINSTON HOTELS, INC.
                  FORM 10-Q for the quarter ended June 30, 1999

                                  EXHIBIT INDEX

Exhibit
Number                     Description of Exhibit
-------                    ----------------------

    3.1                    Restated Articles of Incorporation

    27.                    Financial Data Schedule (For SEC use only).