Form 10-Q
period 1999-09-30
WINSTON HOTELS INC
filed 1999-11-12
CIK 920605

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549


                                    FORM 10-Q



             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended                            Commission file number
     September 30, 1999                                          0-23732

                              WINSTON HOTELS, INC.
             (Exact name of registrant as specified in its charter)

     NORTH CAROLINA                                       56-1624289
(State of incorporation)                    (I.R.S. Employer Identification No.)


                         2626 GLENWOOD AVENUE, SUITE 200
                          RALEIGH, NORTH CAROLINA 27608
                    (Address of principal executive offices)
                                   (Zip Code)


                                 (919) 510-6010
              (Registrant's telephone number, including area code)


                               2209 CENTURY DRIVE
                          RALEIGH, NORTH CAROLINA 27612
                 (Former address, if changed since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


The number of shares of Common Stock, $.01 par value, outstanding on October 31, 1999 was 16,813,943.

                              WINSTON HOTELS, INC.
                                      INDEX

                                                                                                       Page
                                                                                                       ----
PART I.  FINANCIAL INFORMATION

Item 1.  WINSTON HOTELS, INC.

             Consolidated Balance Sheets as of September 30, 1999 (unaudited) and
             December 31, 1998                                                                           3

             Unaudited Consolidated Statements of Income for the three and nine months
             ended September 30, 1999 and 1998                                                           4

             Unaudited Consolidated Statements of Cash Flows for the nine months ended
             September 30, 1999 and 1998                                                                 5

             Notes to Consolidated Financial Statements                                                  6

         CAPSTAR WINSTON COMPANY, L.L.C.  (1)

             Note to Financial Statements                                                                8

             Balance Sheets as of September 30, 1999 (unaudited) and December 31, 1998                   9

             Unaudited Statements of Income for the three and nine months ended
             September 30, 1999 and 1998                                                                10

             Unaudited Statements of Cash Flows for the nine months ended
             September 30, 1999 and 1998                                                                11

Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         of Operations                                                                                  12

Item 3.  Quantitative and Qualitative Disclosures about Market Risk                                     19


PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                                               20

         SIGNATURES                                                                                     21

         EXHIBIT INDEX                                                                                  22

(1) The financial statements of CapStar Winston Company, L.L.C. are included in this report as they contain material information with respect to Winston Hotels, Inc.'s (the "Company") investment in hotel properties. For the nine months ended September 30, 1999, CapStar Winston Company, L.L.C. served as the lessee of 49 of the Company's 51 hotels. CapStar Winston Company, L.L.C. is not affiliated with the Company other than its lessee relationships.

                              WINSTON HOTELS, INC.
                           CONSOLIDATED BALANCE SHEETS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                         ASSETS
                                                                                   September 30, 1999    December 31, 1998
                                                                                   ------------------    -----------------
                                                                                       (unaudited)
Investment in hotel properties:
      Land                                                                              $  42,554           $  42,449
      Buildings and improvements                                                          363,646             355,807
      Furniture and equipment                                                              37,857              32,296
                                                                                        ---------           ---------
      Operating properties                                                                444,057             430,552
      Less accumulated depreciation                                                        53,157              37,920
                                                                                        ---------           ---------
                                                                                          390,900             392,632
      Properties under development                                                          1,621               5,229
                                                                                        ---------           ---------
         Net investment in hotel properties                                               392,521             397,861
Corporate FF&E, net                                                                           510                 294
Cash and cash equivalents                                                                   2,004                  33
Lease revenue receivable                                                                   10,487               7,653
Deferred expenses, net                                                                      4,330               3,376
Prepaid expenses and other assets                                                           4,100               2,939
                                                                                        ---------           ---------
           Total assets                                                                 $ 413,952           $ 412,156
                                                                                        =========           =========

                                          LIABILITIES AND SHAREHOLDERS' EQUITY

Long-term debt                                                                          $  70,238           $  71,000
Due to banks                                                                              108,200             102,085
Accounts payable and accrued expenses                                                       5,562               3,969
Distributions payable                                                                       6,806               6,789
Minority interest in WINN Limited Partnership                                              14,306              14,888
                                                                                        ---------           ---------
           Total liabilities                                                              205,112             198,731
                                                                                        ---------           ---------

Shareholders' equity:
      Preferred stock, $.01 par value, 10,000 shares authorized,
        3,000 shares issued and outstanding (liquidation preference of
        $76,734 and $77,100)                                                                   30                  30
      Common stock, $.01 par value, 50,000 shares authorized,
        16,374 and 16,314 shares issued and outstanding                                       164                 163
      Additional paid-in capital                                                          225,345             224,757
      Unearned compensation                                                                  (573)               (310)
      Distributions in excess of earnings                                                 (16,126)            (11,215)
                                                                                        ---------           ---------
           Total shareholders' equity                                                     208,840             213,425
                                                                                        ---------           ---------
           Total liabilities and shareholders' equity                                   $ 413,952           $ 412,156
                                                                                        =========           =========

    The accompanying notes are an integral part of the financial statements.

                              WINSTON HOTELS, INC.
                   UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                       Three Months     Three Months    Nine Months       Nine Months
                                                          Ended             Ended          Ended             Ended
                                                      Sept. 30, 1999   Sept. 30, 1998  Sept. 30, 1999   Sept. 30, 1998
                                                      --------------   --------------  --------------   --------------
Revenue:
     Percentage lease revenue                             $16,378          $16,229         $48,244          $41,301
     Interest and other income                                 97               76             301              190
                                                          -------          -------         -------          -------
              Total revenue                                16,475           16,305          48,545           41,491
                                                          -------          -------         -------          -------

Expenses:
     Real estate taxes and property and casualty
       insurance                                            1,085            1,343           4,607            3,605
     General and administrative                               872            1,434           3,470            3,311
     Interest                                               3,249            2,785           9,344            5,182
     Depreciation                                           5,185            4,526          15,300           11,600
     Amortization                                             221              116             612              361
                                                          -------          -------         -------          -------
              Total expenses                               10,612           10,204          33,333           24,059
                                                          -------          -------         -------          -------
              Income before loss on sale of
                  property and allocation to
                  minority interest                         5,863            6,101          15,212           17,432
Loss on sale of property                                      239             --               239             --
                                                          -------          -------         -------          -------
              Income before allocation to minority
                interest                                    5,624            6,101          14,973           17,432

Income allocation to minority interest                        373              420             938            1,187
                                                          -------          -------         -------          -------

              Net income                                    5,251            5,681          14,035           16,245
Preferred stock distribution                                1,734            1,735           5,203            5,203
                                                          -------          -------         -------          -------
              Net income applicable to common
                shareholders                              $ 3,517          $ 3,946         $ 8,832          $11,042
                                                          =======          =======         =======          =======


Earnings per share:
     Net income per common share                          $  0.21          $  0.24        $  0.54          $  0.68
                                                          =======          =======        =======          =======
     Net income per common share assuming dilution        $  0.21          $  0.24        $  0.54          $  0.68
                                                          =======          =======        =======          =======
     Weighted average number of common shares              16,373           16,314         16,353           16,280
                                                          =======          =======        =======          =======
     Weighted average number of common shares
       assuming dilution                                   18,127           18,054         18,107           18,050
                                                          =======          =======        =======          =======


    The accompanying notes are an integral part of the financial statements.

                              WINSTON HOTELS, INC.
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                ($ IN THOUSANDS)

                                                                               Nine Months        Nine Months
                                                                                  Ended               Ended
                                                                           September 30, 1999   September 30, 1998
                                                                           ------------------   ------------------
Cash flows provided by operating activities:
      Net income                                                              $  14,035         $  16,245
      Adjustments to reconcile net income to net cash provided by operating activities:
            Minority interest                                                       938             1,187
            Depreciation                                                         15,300            11,600
            Amortization                                                            612               361
            Deferred compensation amortization                                      275               153
            Loss on sale of property                                                239              --
      Changes in assets and liabilities:
            Lease revenue receivable                                             (2,834)           (4,882)
            Prepaid expenses and other assets                                    (1,161)              181
            Accounts payable and accrued expenses                                 1,593               276
                                                                              ---------         ---------
                          Net cash provided by operating activities              28,997            25,121
                                                                              ---------         ---------

Cash flows used in investing activities:
        Deferred acquisition costs                                                 (125)             (436)
        Investment in hotel properties                                          (14,193)         (124,867)
        Sale of land parcel                                                       3,778               445
                                                                              ---------         ---------
                  Net cash used in investing activities                         (10,540)         (124,858)
                                                                              ---------         ---------

Cash flows from financing activities:
      Fees paid to increase and extend financing facilities                      (1,385)             (510)
      Purchase of interest rate cap agreement                                       (57)             --
      Fees paid to register common stock                                             (7)              (12)
      Net proceeds from issuance of stock                                          --                 600
      Payment of distributions to shareholders                                  (18,930)          (18,747)
      Payment of distributions to minority interest                              (1,460)           (1,417)
      Net increase in line of credit borrowing                                    6,115            76,895
      Decrease in long-term debt                                                   (762)             --
      Increase in demand notes                                                     --              42,900
                                                                              ---------         ---------
               Net cash provided by (used in) financing activities              (16,486)           99,709
                                                                              ---------         ---------
Net increase (decrease) in cash and cash equivalents                              1,971               (28)
Cash and cash equivalents at beginning of period                                     33               164
                                                                              ---------         ---------
Cash and cash equivalents at end of period                                    $   2,004         $     136
                                                                              =========         =========
Supplemental disclosure:
            Cash paid for interest                                            $   9,134         $   5,789
                                                                              =========         =========
Summary of non-cash investing and financing activities:
      Distributions to shareholders declared but not paid                     $   6,319         $   6,122
      Distribution to minority interest declared but not paid                       487               487
      Conversion of partnership units for common shares                            --                 152
      Unearned compensation                                                         538               400
      Minority interest payable adjustment due to follow-on offerings, the exercise of stock options and conversion of partnership
         units for common shares                                                     60               193

    The accompanying notes are an integral part of the financial statements.

                              WINSTON HOTELS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             ($ AND SHARES IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

1.       ORGANIZATION

         Winston Hotels, Inc. (the "Company") operates so as to qualify as a real estate investment trust ("REIT") for federal income tax purposes. The accompanying unaudited consolidated financial statements reflect, in the opinion of management, all adjustments necessary for a fair presentation of the interim financial statements. All such adjustments are of a normal and/or recurring nature. Due to the seasonality of the hotel business, the information for the three and nine months ended September 30, 1999 and 1998 are not necessarily indicative of the results for a full year. This Form 10-Q should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

2.       ACCOUNTING POLICIES

         Certain reclassifications have been made to the 1998 financial statements to conform with the 1999 presentation. These reclassifications have no effect on net income or shareholders' equity previously reported.

3.       PRO FORMA FINANCIAL INFORMATION

         The following condensed statements of income of the Company are presented as if the Company had acquired all 51 of the hotels owned as of September 30, 1999 on the later of January 1, 1998, or the hotel opening date for the five acquired and five developed hotels which opened during 1998. The Company made no acquisitions during the first nine months of 1999, therefore, the pro forma condensed statement of income for the Company for the nine months ended September 30, 1999 is identical to the actual condensed statement of income for the same period. The 1998 unaudited pro forma condensed statement of income is not necessarily indicative of what actual results of operations of the Company would have been assuming such transactions had been completed as of the dates described above, nor does it purport to represent the results of operations for future periods.

                                                               NINE MONTHS ENDED SEPTEMBER 30,
                                                               1999 (ACTUAL)   1998 (PRO FORMA)
                                                               -------------   ----------------
Percentage lease and other revenue                                $48,545        $42,922
                                                                  -------        -------
Expenses:
   Real estate taxes and property and casualty insurance            4,607          3,843
   General and administrative                                       3,470          3,320
   Interest expense                                                 9,344          5,469
   Depreciation                                                    15,300         11,944
   Amortization                                                       612            364
                                                                  -------        -------
     Total expense                                                 33,333         24,940
                                                                  -------        -------
     Income before loss on sale of property and allocation
         to minority interest                                      15,212         17,982
Loss on sale of property                                              239           --
                                                                  -------        -------
     Income before allocation to minority interest                 14,973         17,982
                                                                  -------        -------

 Income allocation to minority interest                               938          1,238
 Preferred stock distribution                                       5,203          5,203
                                                                  =======        =======
     Net income applicable to common shareholders                 $ 8,832        $11,541
                                                                  =======        =======

Net income per common share                                       $  0.54        $  0.71
                                                                  =======        =======
Net income per common share assuming dilution                     $  0.54        $  0.71
                                                                  =======        =======
Weighted average number of common shares                           16,353         16,280
                                                                  =======        =======
Weighted average number of common shares assuming
   dilution                                                        18,107         18,050
                                                                  =======        =======

                              WINSTON HOTELS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
             ($ AND SHARES IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

4.       EARNINGS PER SHARE

         The following is a reconciliation of the net income applicable to common shareholders used in the net income per common share calculation to the net income assuming dilution used in the net income per common share - assuming dilution calculation.

                                      Three Months    Three Months    Nine Months      Nine Months
                                          Ended          Ended           Ended            Ended
                                     Sept. 30, 1999  Sept. 30, 1998  Sept. 30, 1999  Sept. 30, 1998
                                     --------------  --------------  --------------  --------------

Net income                                $ 5,251        $ 5,681        $14,035        $16,245
Less: preferred stock distribution          1,734          1,735          5,203          5,203
                                          -------        -------        -------        -------
Net income applicable to common
     shareholders                           3,517          3,946          8,832         11,042
Plus: income allocation to
     minority interest                        373            420            938          1,187
                                          -------        -------        -------        -------
Net income assuming dilution              $ 3,890        $ 4,366        $ 9,770        $12,229
                                          =======        =======        =======        =======

         The following is a reconciliation of the weighted average shares used in the calculation of net income per common share to the weighted average shares used in the calculation of net income per common share - assuming dilution.

                                       Three Months     Three Months     Nine Months       Nine Months
                                           Ended           Ended            Ended             Ended
                                      Sept. 30, 1999   Sept. 30, 1998   Sept. 30, 1999   Sept. 30, 1998
                                      --------------   --------------   --------------   --------------
Weighted average number of
     common shares                          16,373           16,314           16,353           16,280
Units with redemption rights                 1,739            1,738            1,739            1,749
Stock options                                   15                2               15               21
                                         ---------        ---------        ---------        ---------
Weighted average number of common
     shares assuming dilution
                                            18,127           18,054           18,107           18,050
                                         =========        =========        =========        =========

                         CAPSTAR WINSTON COMPANY, L.L.C.
                          NOTE TO FINANCIAL STATEMENTS


The financial statements of CapStar Winston Company, L.L.C. ("CapStar Winston") are included in this report as they contain material information with respect to the Company's investment in hotel properties. The accompanying unaudited financial statements are prepared by and are the sole responsibility of CapStar Winston. CapStar Winston leased 49 of the Company's 51 hotels as of September 30, 1999 and, other than this lessee relationship, is not affiliated with the Company. These financial statements reflect, in the opinion of CapStar Winston management, all adjustments necessary for a fair presentation of the interim financial statements. All such adjustments are of a normal and recurring nature. This Form 10-Q should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1998.

                         CAPSTAR WINSTON COMPANY, L.L.C.
                                 BALANCE SHEETS
                                ($ IN THOUSANDS)

                                     ASSETS
                                                               September 30, 1999   December 31, 1998
                                                               ------------------   -----------------
Current assets:                                                   (unaudited)
     Cash and cash equivalents                                      $ 2,179            $ 2,075
     Accounts receivable                                              4,032              3,230
     Due from CapStar Management Company, L.P.                       10,345              5,392
     Deposits and other assets                                          457                355
                                                                    -------            -------
         Total current assets                                        17,013             11,052
                                                                    -------            -------

Furniture, fixtures and equipment, net of accumulated
  depreciation of $120 and $68                                          258                290
Intangible assets, net of accumulated amortization of
  $1,711 and $1,015                                                  32,664             33,253
Deferred franchise costs, net of accumulated
  amortization of $115 and $72                                          572                536
Restricted cash                                                          43                204
                                                                    -------            -------

         Total assets                                               $50,550            $45,335
                                                                    =======            =======


                        LIABILITIES AND MEMBERS' CAPITAL

Current liabilities:
     Accounts payable                                               $ 1,106            $ 1,606
     Accrued expenses                                                 5,148              3,390
     Percentage lease payable                                        10,393              7,601
     Advance deposits                                                   200                183
                                                                    -------            -------
         Total current liabilities                                   16,847             12,780
                                                                    -------            -------


Members' capital                                                     33,703             32,555
                                                                    -------            -------

         Total liabilities and members' capital                     $50,550            $45,335
                                                                    =======            =======


                 See accompanying note to financial statements.

                         CAPSTAR WINSTON COMPANY, L.L.C.
                         UNAUDITED STATEMENTS OF INCOME
                                ($ IN THOUSANDS)

                                                       Three Months      Three Months        Nine Months          Nine Months
                                                          Ended             Ended               Ended                Ended
                                                      September 30,     September 30,       September 30,        September 30,
                                                           1999              1998               1999                 1998
                                                      -------------     -------------       -------------        -------------
Revenue:
     Rooms                                             $ 33,309            $ 32,244            $ 98,585            $ 85,083
     Food and beverage                                    2,091               1,944               6,345               4,649
     Telephone and other operating departments            1,391               1,464               4,205               4,121
                                                       --------            --------            --------            --------
              Total revenue                              36,791              35,652             109,135              93,853
                                                       --------            --------            --------            --------

Operating costs and expenses:
     Rooms                                                7,526               7,168              22,101              18,655
     Food and beverage                                    1,546               1,434               4,490               3,492
     Telephone and other operating departments              773                 684               2,367               1,898
Undistributed expenses:
     Lease                                               15,516              15,268              45,827              40,133
     Administrative and general                           3,248               2,832              10,101               8,218
     Sales and marketing                                  1,381               1,339               4,527               3,362
     Franchise fees                                       2,501               2,344               7,355               6,180
     Repairs and maintenance                              1,646               1,632               5,012               4,398
     Energy                                               1,609               1,597               4,377               3,706
     Other                                                  345                 469               1,039               1,483
     Depreciation and amortization                          264                 263                 791                 782
                                                       --------            --------            --------            --------
              Total expenses                             36,355              35,030             107,987              92,307
                                                       --------            --------            --------            --------

              Net income                               $    436            $    622            $  1,148            $  1,546
                                                       ========            ========            ========            ========


                 See accompanying note to financial statements.

                         CAPSTAR WINSTON COMPANY, L.L.C.
                       UNAUDITED STATEMENTS OF CASH FLOWS
                                ($ IN THOUSANDS)

                                                                                               Nine Months          Nine Months
                                                                                                  Ended                Ended
                                                                                              September 30,        September 30,
                                                                                                   1999                 1998
                                                                                              -------------        -------------
Cash flows from operating activities:
     Net income                                                                                   $ 1,148             $ 1,546
     Adjustments to reconcile net income to net cash provided by operating activities:
         Depreciation and amortization                                                                791                 782
         Loss on sale of fixed assets                                                                --                     2
         Increase in accounts receivable and due from Winston Hospitality, Inc.                      (802)               (789)
         Increase in due from CapStar Management Company, L.P.                                     (4,953)             (5,992)
         Decrease in restricted cash                                                                  161                --
         Increase in deposits and other assets                                                       (102)               (134)
         Increase in accounts payable and accrued expenses                                          1,258                 832
         Increase in percentage lease payable                                                       2,792               4,792
         Increase in advance deposits                                                                  17                  90
                                                                                                  -------             -------
Net cash provided by operating activities                                                             310               1,129
                                                                                                  -------             -------

Cash flows from investing activities:
     Additions of furniture, fixtures and equipment                                                   (23)               (112)
     Additions to intangible assets                                                                  (107)                (42)
     Deferred franchise costs                                                                         (79)               --
     Proceeds from sale of fixed assets                                                                 3                  15
                                                                                                  -------             -------

Net cash used in investing activities                                                                (206)               (139)
                                                                                                  -------             -------

Net increase in cash and cash equivalents                                                             104                 990
Cash and cash equivalents at beginning of period                                                    2,075               3,393
                                                                                                  -------             -------

Cash and cash equivalents at end of period                                                        $ 2,179             $ 4,383
                                                                                                  =======             =======

                 See accompanying note to financial statements.

ITEM 2 -  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS
          ($ AND SHARES IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

OVERVIEW

Winston Hotels, Inc. (the "Company") operates as a real estate investment trust ("REIT") to invest in hotel properties. The Company owned 51 hotels (the "Current Hotels") as of September 30, 1999. The Company owned 31 hotels as of December 31, 1996 and acquired seven hotels in 1997. The Company acquired eight hotels and opened five internally developed hotels during 1998 (the "1998 Hotels"). It currently leases 49 of the total 51 Current Hotels to CapStar Winston Company, L.L.C. ("CapStar Winston"), one of the Current Hotels to Bristol Hotel Company and one of the Current Hotels to Prime Hospitality Corporation pursuant to leases that provide for rent payments based, in part, on revenues from the Current Hotels (the "Percentage Leases") through which the Company receives its principal source of revenue.


RESULTS OF OPERATIONS

The table below outlines the Company's investment in hotel properties for the nine months ended September 30, 1999 and 1998.

                                   Nine Months Ended                     Nine Months Ended
                                  September 30, 1999                     September 30, 1998
                              ----------------------------     ---------------------------------
                               Additions      Properties           Additions        Properties
                                 during        owned at             during           owned at
 Type of Hotel                 the period    September 30          the period      September 30
 -------------                 ----------    ------------          ----------     -------------
 Limited-service hotels            --             29                   1                29
 Extended-stay hotels              --             11                   5                10
 Full-service hotels               --             11                   5                10
                             -----------------------------     ---------------------------------
 Total                             --             51                  11                49
                             =============================     =================================

In order to present a more meaningful comparison of operations, in addition to the comparison of actual results of the Company and CapStar Winston for the three and nine months ended September 30, 1999 versus actual results for the three and nine months ended September 30, 1998, the Company has also provided an analysis of the actual results of the Company for the nine months ended September 30, 1999 versus pro forma results for the nine months ended September 30, 1998. The 1998 pro forma results are shown as if the Company had acquired all 51 of the hotels owned as of September 30, 1999 on the later of January 1, 1998, or the hotel opening date for the five acquired and five developed hotels which opened during 1998. The Company made no acquisitions during the first nine months of 1999, therefore, the pro forma results for the Company for the three and nine months ended September 30, 1999 are identical to the actual results for the same period. The Company also made no acquisitions during the three months ended September 30, 1998, therefore, the pro forma results for the Company for the three months ended September 30, 1998 are identical to the actual results for the same period.


THE COMPANY

ACTUAL - THREE MONTHS ENDED SEPTEMBER 30, 1999 VS. ACTUAL - THREE MONTHS ENDED SEPTEMBER 30, 1998

The Company had revenues of $16,475 in 1999, consisting of $16,378 of Percentage Lease revenues and $97 of interest and other income. Percentage Lease revenues increased $149 to $16,378 in 1999 from $16,229 in 1998. This increase was primarily attributable to an increase in lease revenues from the 1998 Hotels in 1999 vs. 1998 primarily due to an increase in occupancy levels.

Real estate taxes and property insurance costs incurred in 1999 were $1,085, a decrease of $258 from $1,343 in 1998. This decrease was primarily attributable to lower than expected taxes at several of the 1998 Hotels as well as reduced property tax assessments resulting from successful appeals. General and administrative expenses decreased $562 to $872 in 1999 from $1,434 in 1998. This decrease was primarily attributable to lower costs related to acquisition activities in the third quarter of 1999 vs. the same quarter in 1998. Interest expense increased $464 to $3,249 in 1999 from $2,785 in 1998. This increase was primarily attributable to the increase of $16,517 in weighted average outstanding borrowings from $161,769 in 1998 to $178,286 in 1999 and a decrease in capitalized interest of $421. Weighted average interest rates decreased 0.5% from 7.5% in 1998 to 7.0% in 1999. Depreciation expense increased $659 to $5,185 in 1999 from $4,526 in 1998, primarily due to depreciation related to the 1998 Hotels and renovations completed during 1998 and 1999.


ACTUAL - NINE MONTHS ENDED SEPTEMBER 30, 1999 VS. ACTUAL - NINE MONTHS ENDED SEPTEMBER 30, 1998

The Company had revenues of $48,545 in 1999, consisting of $48,244 of Percentage Lease revenues and $301 of interest and other income. Percentage Lease revenues increased $6,943 to $48,244 in 1999 from $41,301 in 1998. This increase was primarily attributable to an increase in lease revenue from the 1998 Hotels.

Real estate taxes and property insurance costs incurred in 1999 were $4,607, an increase of $1,002 from $3,605 in 1998. This increase was primarily attributable to the 1998 Hotels that were not owned during the first nine months of 1998, offset by reduced property tax assessments resulting from successful appeals in the third quarter of 1999. General and administrative expenses increased slightly from 1998 to 1999 from $3,311 in 1998 to $3,470 in 1999. Interest expense increased $4,162 to $9,344 in 1999 from $5,182 in 1998. This increase was primarily attributable to an increase of $65,076 in the weighted average outstanding debt balance from $114,054 in 1998 to $179,130 in 1999, and a decrease in capitalized interest of $1,196 primarily due to the completion of five internally developed hotels in 1998. Weighted average interest rates decreased 0.6% from 7.5% in 1998 to 6.9% in 1999. Depreciation expense increased $3,700 to $15,300 in 1999 from $11,600 in 1998, primarily due to depreciation related to the 1998 Hotels and renovations completed during 1998 and 1999.

ACTUAL - NINE MONTHS ENDED SEPTEMBER 30, 1999 VS. PRO FORMA - NINE MONTHS ENDED SEPTEMBER 30, 1998

The Company had revenues of $48,545 for the nine months ended September 30, 1999, consisting of $48,244 of Percentage Lease revenues and $301 of interest and other income. Percentage Lease revenues increased $5,512 to $48,244 in 1999 from $42,732 in 1998. This increase was primarily attributable to an increase in lease revenue from ten of the 1998 Hotels which opened in 1998.

Real estate taxes and property insurance costs incurred in 1999 were $4,607, an increase of $764 from $3,843 in 1998. The increase was due primarily to taxes and insurance costs incurred due to the opening of ten hotels in 1998. General and administrative expenses increased slightly from $3,320 in 1998 to $3,470 in 1999. Interest expense increased by $3,875 to $9,344 in 1999 from $5,469 in 1998. This increase was primarily due to an increase of $57,636 in weighted average outstanding borrowings to $179,130 in 1999 from $121,494 in 1998, and a decrease in capitalized interest of $1,196 primarily due to the completion of the five internally developed hotels in 1998. Weighted average interest rates decreased 0.6% from 7.5% in 1998 to 6.9% in 1999. Depreciation expense increased $3,356 to $15,300 in 1999 from $11,944 in 1998 primarily due to the opening of eight hotels in 1998 and renovations and other capital expenditures during 1998 and 1999.

CAPSTAR WINSTON

ACTUAL - THREE MONTHS ENDED SEPTEMBER 30, 1999 VS. ACTUAL - THREE MONTHS ENDED SEPTEMBER 30, 1998

The following table sets forth certain historical financial information for the hotels leased by CapStar Winston during the periods indicated:

                                                         Three Months Ended                   Three Months Ended
                                                         September 30, 1999                   September 30, 1998
                                                    ------------------------------       ------------------------------
Revenue:
   Rooms                                            $      33,309          90.5%         $      32,244          90.4%
   Food and beverage                                        2,091           5.7%                 1,944           5.5%
   Telephone and other operating departments                1,391           3.8%                 1,464           4.1%
                                                    -------------- ---------------       -------------- ---------------
         Total revenue                                     36,791         100.0%                35,652         100.0%
                                                    -------------- ---------------       -------------- ---------------

Operating costs and expenses:
   Rooms                                                    7,526          20.4%                 7,168          20.1%
   Food and beverage                                        1,546           4.2%                 1,434           4.0%
   Telephone and other operating departments                  773           2.1%                   684           1.9%
Undistributed expenses:
   Lease                                                   15,516          42.2%                15,268          42.8%
   Administrative and general                               3,248           8.8%                 2,832           7.9%
   Sales and marketing                                      1,381           3.8%                 1,339           3.8%
   Franchise fees                                           2,501           6.8%                 2,344           6.6%
   Repairs and maintenance                                  1,646           4.5%                 1,632           4.6%
   Energy                                                   1,609           4.4%                 1,597           4.5%
   Other                                                      345           0.9%                   469           1.3%
   Depreciation and amortization                              264           0.7%                   263           0.8%
                                                    -------------- ---------------       -------------- ---------------
         Total expenses                                    36,355          98.8%                35,030          98.3%
                                                    -------------- ---------------       -------------- ---------------
         Net income                                 $         436           1.2%         $         622           1.7%
                                                    ============== ===============       ============== ===============


For the three months ended September 30, 1999, CapStar Winston leased 49 of the Company's Current Hotels. For the three months ended September 30, 1998, CapStar Winston leased 47 of the Company's Current Hotels.

CapStar Winston had room revenues of $33,309 in 1999, an increase of $1,065, or 3.3%, from $32,244 in 1998. The increase was primarily attributable to the operation of a greater number of hotels for the three months ended September 30, 1999 as compared with the same period in 1998.

CapStar Winston had total expenses in 1999 of $36,355, an increase of $1,325, or 3.8%, from $35,030 in 1998. The increase was primarily attributable to the operation of a greater number of hotels for the three months ended September 30, 1999 as compared with the same period in 1998.

ACTUAL - NINE MONTHS ENDED SEPTEMBER 30, 1999 VS. ACTUAL - NINE MONTHS ENDED SEPTEMBER 30, 1998

The following table sets forth certain historical financial information for the hotels leased by CapStar Winston for the periods indicated:

                                                          Nine Months Ended                    Nine Months Ended
                                                         September 30, 1999                   September 30, 1998
                                                    ------------------------------       ------------------------------
Revenue:
   Rooms                                            $      98,585          90.3%         $      85,083          90.7%
   Food and beverage                                        6,345           5.8%                 4,649           4.9%
   Telephone and other operating departments                4,205           3.9%                 4,121           4.4%
                                                    -------------- ---------------       -------------- ---------------
         Total revenue                                    109,135         100.0%                93,853         100.0%
                                                    -------------- ---------------       -------------- ---------------

Operating costs and expenses:
   Rooms                                                   22,101          20.2%                18,655          19.9%
   Food and beverage                                        4,490           4.1%                 3,492           3.7%
   Telephone and other operating departments                2,367           2.2%                 1,898           2.0%
Undistributed expenses:
   Lease                                                   45,827          42.0%                40,133          42.8%
   Administrative and general                              10,101           9.3%                 8,218           8.8%
   Sales and marketing                                      4,527           4.1%                 3,362           3.6%
   Franchise fees                                           7,355           6.7%                 6,180           6.6%
   Repairs and maintenance                                  5,012           4.6%                 4,398           4.7%
    Energy                                                  4,377           4.0%                 3,706           3.9%
   Other                                                    1,039           1.0%                 1,483           1.6%
   Depreciation and amortization                              791           0.7%                   782           0.8%
                                                    -------------- ---------------       -------------- ---------------
         Total expenses                                   107,987          98.9%                92,307          98.4%
                                                    -------------- ---------------       -------------- ---------------
         Net income                                 $       1,148           1.1%         $       1,546           1.6%
                                                    ============== ===============       ============== ===============


For the nine months ended September 30, 1999, CapStar Winston leased 49 of the Company's Current Hotels. CapStar Winston leased 38 of the Company's Current Hotels as of January 1, 1998 and leased 47 of the Company's Current Hotels as of September 30, 1998.

CapStar Winston had room revenues of $98,585 in 1999, an increase of $13,502, or 15.7%, from $85,083 in 1998. The increase was primarily attributable to the operation of a greater number of hotels for the nine months ended September 30, 1999 as compared with the same period in 1998.

CapStar Winston had total expenses in 1999 of $107,987, an increase of $15,680, or 17.0%, from $92,307 in 1998. The increase was primarily attributable to the operation of a greater number of hotels for the nine months ended September 30, 1999 as compared with the same period in 1998.

LIQUIDITY AND CAPITAL RESOURCES

The Company finances its operations from operating cash flow, which is principally derived from the Percentage Leases. For the nine months ended September 30, 1999, cash flow provided by operating activities was $28,997 and funds from operations, which is equal to net income before minority interest, excluding gains (losses) from debt restructuring and sales of property, plus depreciation, less preferred dividends, was $25,309. Under Federal income tax law provisions applicable to REITs, the Company is required to distribute at least 95% of its taxable income to maintain its tax status as a REIT. For the nine months ended September 30, 1999, the Company declared distributions of $18,947 to its common stock and preferred stock shareholders. Because the Company's cash flow from operating activities is expected to exceed its taxable income due to depreciation and amortization expenses, the Company expects to be able to meet its distribution requirements out of cash flow from operating activities.

The Company's net cash used in investing activities for the nine months ended September 30, 1999 totaled $10,540, primarily related to hotel renovations and capital expenditures. For capital expenditures at its Current Hotels, as required by its Percentage Leases, the Company reserves 5% of room revenues for its hotels (7% of room revenues and food and beverage revenues for one of its full-service hotels). During the nine months ended September 30, 1999, the Company spent $4,981 for such capital expenditures. The Company anticipates spending an additional $1,884 for capital expenditures during the year ended December 31, 1999. These capital expenditures and renovation costs are in addition to amounts spent on normal repairs and maintenance which have approximated 5.3% and 5.3% of room revenues for the nine months ended September 30, 1999 and 1998, respectively, and are paid by the lessees.

During October 1999, the Company terminated its previously announced contract to sell eight hotels; however, the Company intends to consider other sale opportunities as they arise. The Company has also terminated one of the two previously announced contracts to acquire certain land for development in conjunction with Regent Partners Inc. ("Regent"), but continues to pursue further opportunities for land development with Regent and other potential joint venture partnerships. The initial project under the joint venture agreement with Regent, a full-service 158 room Hilton Garden Inn in Windsor, Connecticut, is progressing as scheduled with a targeted opening date during the third quarter of 2000. Additionally, the Company received proceeds of $3,778 from the sale of land in both Windsor, Connecticut, and Charlotte, North Carolina.

The Company's $140,000 line of credit (the "Line") is collateralized with 29 of its Current Hotels. The Line bears interest generally at rates from LIBOR plus 1.45% to LIBOR plus 1.70%, based primarily upon the Company's level of total indebtedness. The Company's current rate is LIBOR plus 1.45%. The Company's outstanding balance under the Line as of September 30, 1999 totaled $108,200.

Per the requirements of the Line, which in effect require the Company to have at least 50% of its total indebtedness subject to a fixed rate of debt, the Company entered into an interest rate cap agreement. The interest rate cap agreement eliminates the exposure to increases in 30-day LIBOR over 7.50% on $25,000 of the outstanding balances under the Line for the period March 25, 1999 through March 25, 2002.

The Company had $70,238 in long-term debt at September 30, 1999 that was subject to a fixed interest rate and principal payments. This debt is comprised of the Company's 25-year loan with GE Capital Corporation, which carries an interest rate of 7.375% for the first 10 years. This debt facility is collateralized with 14 of the Company's Current Hotels.

The Company's net cash used in financing activities during the nine months ended September 30, 1999 totaled $16,486. This amount included the payment of distributions of $20,390, payment of fees related to new financing facilities of $1,385, long-term debt payments of $762, fees paid to register common stock of $7, and the purchase of an interest rate cap for $57. These payments were offset by $6,115 of net proceeds from additional borrowings under the Line.

The Company intends to acquire and develop additional hotel properties that meet its investment criteria and is continually evaluating acquisition opportunities. It is expected that future hotel acquisitions will be financed, in whole or in part, from additional follow-on offerings, from borrowings under the Line, from joint venture agreements, from the sale of hotel properties and/or from the issuance of other debt or equity securities. There can be no assurances that the Company will make an investment in any additional hotel properties, or that any hotel development will be undertaken, or if commenced, that it will be completed on schedule or on budget. Further, there can be no assurances that the Company will be able to obtain any additional financing.

SEASONALITY

The hotels' operations historically have been seasonal in nature, reflecting higher REVPAR during the second and third quarters. This seasonality and the structure of the Percentage Leases, which provide for a higher percentage of room revenues above the minimum quarterly thresholds to be paid as Percentage Rent, can be expected to cause significant fluctuations in the Company's quarterly lease revenue under the Percentage Leases.

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

The following presents the Company's calculation of FFO and FFO per share (in thousands, except per share data):

                                                      Three Months Ended                        Nine Months Ended
                                                         September 30,                            September 30,
                                             --------------------------------------   --------------------------------------
                                                   1999                 1998                1999                1998
                                                   ----                 ----                ----                ----
Net income before allocation to minority
   interest                                  $         5,624      $         6,101     $        14,973     $        17,432
Plus: depreciation                                     5,185                4,526              15,300              11,600
Plus: loss on sale of property                           239                   --                 239                  --
Less: preferred stock dividends                        1,734                1,735               5,203               5,203
                                             ------------------   -----------------   -----------------   ------------------

FFO                                          $         9,314      $         8,892     $        25,309     $        23,829
                                             ==================   =================   =================   ==================

Weighted average number of common shares
   assuming dilution                                  18,127               18,054              18,107              18,050
                                             ------------------   -----------------   -----------------   ------------------

FFO per share                                $          0.51      $          0.49     $          1.40     $          1.32
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

Internal Software and Embedded Chip Technology

The Company has achieved full compliance with regard to internal software and Embedded chip technology. Virtually all of the Company's internal software are current versions of off-the-shelf, name-brand software. The Company's hardware systems, which include computer hardware, a phone system, copiers and facsimile machines, also contain embedded chip technology. These systems are fully compliant. The majority of the Company's hardware has been installed in the last eighteen months.

External Noncompliance by Service Providers, Contractors and Suppliers

The Company has identified and contacted its significant service providers, contractors and suppliers to determine the extent to which the Company is vulnerable to those third parties' failure to remedy their own Year 2000 issues. The Company has received information concerning the Year 2000 compliance status of nearly all of its significant service providers, contractors and suppliers. At this time, the majority of the service providers, contractors and suppliers have indicated they are already Year 2000 compliant, however, some have responded that they are still in the process of becoming Year 2000 compliant. None have indicated that they will not be Year 2000 compliant by December 31, 1999. The Company will continue to monitor the progress of all significant service providers, contractors and suppliers who have not yet indicated they are Year 2000 compliant. To the extent that responses to Year 2000 readiness are unsatisfactory, the Company's contingency plan is to attempt to change significant service providers, contractors or suppliers to those who have demonstrated Year 2000 readiness, but cannot be assured that it will be successful in finding such alternative service providers, contractors or suppliers. In the event that any of the Company's significant service providers, contractors or suppliers do not successfully and timely achieve Year 2000 compliance, and the Company is unable to replace them with alternate service providers, contractors or suppliers, the Company's business or operations could be materially and adversely affected.

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

Historical costs incurred to address the Year 2000 problem are approximately $512. The Company's current estimate related to additional costs to be incurred to resolve Year 2000 issues is approximately $980.

FORWARD LOOKING STATEMENTS

This report contains "forward-looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. You can identify these statements by use of words like "may," "will," "expect," "anticipate," "estimate," or "continue" or similar expressions. These statements represent the Company's judgment and are subject to risks and uncertainties that could cause actual operating results to differ materially from those expressed or implied in the forward-looking statements, including, but not limited to financing risks, development risks including risk of construction delays, cost overruns, occupancy rates, average daily rates, governmental permits, zoning and the increase of development costs in connection with projects that are not pursued to completion. From time to time, these and additional risks are discussed in the Company's filings with the Securities and Exchange Commission, including but not limited to its Form S-3 Registration Statements, including its Form S-3 Registration Statement filed on September 2, 1999 as amended on September 29, 1999, and its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and its other periodic reports.


ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK ($ IN THOUSANDS)

As of September 30, 1999, the Company's exposure to market risk for a change in interest rates related solely to its debt outstanding under its Line and the related interest rate cap agreement. Total debt outstanding under the Line totaled $108,200 at September 30, 1999. The Line bears interest at rates from LIBOR plus 1.45% to LIBOR plus 1.70%, based on the Company's level of total indebtedness. The current interest rate is LIBOR plus 1.45%. The weighted average interest rate on the Line for the period February 1, 1999 through September 30, 1999 was 6.82%. The Line is used to maintain liquidity and fund the Company's business operations, hotel acquisitions, development and major renovations. Pursuant to the Company's operating strategies, it maintains minimal cash balances and is substantially dependent upon, among other things, the availability of adequate working capital financing to support hotel acquisitions, development and major renovations. The definitive extent of the Company's interest rate risk under the Line is not quantifiable or predictable because of the variability of future interest rates and business financing requirements.

Per the requirements of the Line, the Company entered into an interest rate cap agreement to limit the impact of increases in interest rates on its floating rate debt. The interest rate cap agreement eliminates the exposure to increases in 30-day LIBOR over 7.50% on $25,000 of the outstanding balances under the Line for the period March 25, 1999 through March 25, 2002.

The Company had $70,238 in long-term debt at September 30, 1999 that was subject to a fixed interest rate and principal payments. This debt is comprised of the Company's 25-year loan with GE Capital Corporation, which carries an interest rate of 7.375% for the first 10 years.

The Company's long-term debt has an expiration date of December 2023. The following table presents the aggregate maturities and historical cost amounts of the fixed debt principal and interest rates by maturity dates at September 30, 1999:

   Maturity Date             Fixed Rate Debt             Interest Rate
--------------------        -------------------        ------------------

       1999                 $              263                    7.375%
       2000                              1,103                    7.375%
       2001                              1,187                    7.375%
       2002                              1,278                    7.375%
       2003                              1,376                    7.375%
    Thereafter                          65,031                    7.375%
                            -------------------        ------------------
                            $           70,238                    7.375%
                            ===================        ==================

PART II - OTHER INFORMATION


Item 6. Exhibits and Reports on Form 8-K.

         (a) Exhibits.

         4.1 Amendment No. 4 to the Second Amended and Restated Agreement of Limited Partnership of WINN Limited Partnership

         27.      Financial Data Schedule (For SEC use only)

         (b) Reports on Form 8-K.

         No reports on Form 8-K were filed during the quarter ended September 30, 1999.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       WINSTON HOTELS, INC.



Date   November  12, 1999              /s/ Joseph V. Green
      -------------------              -----------------------------------------
                                       Joseph V. Green
                                       Chief Financial Officer
                                       (Authorized officer and Principal
                                       Financial Officer)

                              WINSTON HOTELS, INC.
               FORM 10-Q for the quarter ended September 30, 1999

                                  EXHIBIT INDEX

Exhibit
Number                     Description of Exhibit
-------                    ----------------------

4.1 Amendment No. 4 to the Second Amended and Restated Agreement of Limited Partnership of WINN Limited Partnership


27.               Financial Data Schedule (For SEC use only).