Form 10-K405
period 1999-12-31
WINSTON HOTELS INC
filed 2000-03-17
CIK 920605

===============================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1999

                         Commission file number 0-23732

                              WINSTON HOTELS, INC.
             (Exact name of registrant as specified in its charter)

           NORTH CAROLINA                        56-1624289
      (State of incorporation)      (I.R.S. Employer Identification Number)

      2626 GLENWOOD AVENUE, SUITE 200              27608
          RALEIGH, NORTH CAROLINA                (Zip Code)
 (Address of principal executive offices)

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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. [X]

     The aggregate market value of the registrant's Common Stock, $0.01 par value per share, at March 15, 2000, held by those persons deemed by the registrant to be non-affiliates was approximately $123,626,000.

     As of March 15, 2000, there were 16,896,188 shares of the registrant's Common Stock, $0.01 par value per share, outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

Document                                                                                 Where Incorporated
--------                                                                                 ------------------

1. Proxy Statement for Annual Meeting of Shareholders to be held on May 9, 2000                Part III


===============================================================================

                              WINSTON HOTELS, INC.

                            FORM 10-K ANNUAL REPORT


                                     INDEX

                                                                                                              Page
                                                                                                              ----

PART I.

     ITEM 1.       BUSINESS                                                                                     3

     ITEM 2.       PROPERTIES                                                                                   9

     ITEM 3.       LEGAL PROCEEDINGS                                                                           12

     ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                         12

PART II.

     ITEM 5.       MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                   STOCKHOLDER MATTERS                                                                         13

     ITEM 6.       SELECTED FINANCIAL DATA                                                                     14

     ITEM 7.       MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                   CONDITION AND RESULTS OF OPERATIONS                                                         16

     ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                                  21

     ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                                                 21

     ITEM 9.       CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                   ACCOUNTING AND FINANCIAL DISCLOSURE                                                         21

PART III.

     ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT                                          21

     ITEM 11.      EXECUTIVE COMPENSATION                                                                      21

     ITEM 12.      SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                   MANAGEMENT                                                                                  22

     ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                                              22

PART IV.

     ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
                   FORM 8-K                                                                                    23

SIGNATURES                                                                                                     27

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

   During 1995 and 1996, WHI completed follow-on Common Stock offerings, as well as a Preferred Stock offering in September 1997, and invested the net proceeds from these offerings in the Partnership. The Partnership utilized the proceeds to acquire 28 additional hotel properties. During 1998, the Company added 13 additional properties to its portfolio, five of which were internally developed. As of December 31, 1999, WHI's ownership in the Partnership was 92.83%. As of December 31, 1999, the Company owned 51 hotel properties (the "Current Hotels"), having an aggregate of 6,904 rooms.

   Under the REIT qualification requirements of the Internal Revenue Code, REITs generally must lease their hotels to third party operators. Therefore, as of December 31, 1999, the Company leased 49 of the 51 Current Hotels to CapStar Winston Company, L.L.C. ("CapStar Winston"), a wholly owned subsidiary of MeriStar Hotels and Resorts, Inc. ("MeriStar"), one of the Current Hotels to Bristol Hotels & Resorts, Inc. ("Bristol") and one of the Current Hotels to Prime Hospitality Corp. ("Prime"). All 51 of the Current Hotels were leased pursuant to leases that provide for rent payments based, in part, on revenues from the Current Hotels (the "Percentage Leases"). Under the terms of the Percentage Leases, the lessees are obligated to pay the Company the greater of base rent or percentage rent ("Percentage Rent"). The Percentage Leases are designed to allow the Company to participate in the growth in revenues at the Current Hotels by providing that a portion of each Current Hotel's room revenues in excess of specified amounts will be paid to the Company as Percentage Rent.


NARRATIVE DESCRIPTION OF BUSINESS

   Growth Strategy

   The Company's growth strategy is to enhance shareholder value by increasing cash available for distribution per share of Common Stock through: (i) participating in any increased room revenue from the Current Hotels and any subsequently acquired or developed hotels through Percentage Leases; (ii) acquiring additional hotels, or ownership interests in hotels, that meet the Company's investment criteria; (iii) selectively developing hotels and hotel additions as market conditions warrant; and (iv) leveraging off of its management team's expertise.

   Internal Growth Strategy

   The Company participates in any increased room revenue from the Current Hotels through Percentage Leases. The Company believes that internal growth, through increases in Percentage Rent has and, in the future, may result from:
(i) continued sales and marketing programs by the lessees and operators; (ii) completion of refurbishment projects as needed at the Current Hotels; (iii) maintaining hotel franchises with demonstrated market acceptance and national reservation systems; and (iv) continuation of the industry-wide trend of increasing average daily room rate ("ADR") and revenue per available room ("REVPAR").

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

   Acquisition Strategy

   The Company intends to acquire additional hotel properties with strong national franchise affiliations in the mid-scale and upscale market segments, or hotel properties with the potential to obtain such franchise affiliations. In particular, the Company will consider acquiring limited-service hotels such as Hampton Inn and Fairfield Inn by Marriott hotels; full-service hotels such as Hilton Garden Inn, Courtyard by Marriott and Holiday Inn hotels; and extended-stay hotel properties such as Homewood Suites by Hilton, Hampton

Inn and Suites, Residence Inn by Marriott and Staybridge by Holiday Inn (see "Management's Discussion and Analysis of Financial Condition and Results of Operations -- Forward Looking Statements").

   The Company intends to consider investments in hotel properties that meet one or more of the following criteria: (i) properties in locations with relatively high demand for rooms, a relatively low supply of hotel properties and barriers to easy entry into the hotel business, such as a scarcity of suitable sites or zoning restrictions; (ii) successful hotels available at favorable prices; and (iii) newly developed hotels that the developer does not intend to own. The Company believes its relationship with each lessee and franchisor will provide additional potential investment opportunities.

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

   Development Strategy

   The Company intends to pursue hotel development as suitable opportunities arise. The Company may finance 100% of such development or seek partners who would co-invest in development or rehabilitation joint ventures. The Company intends to consider development of hotels with strong national franchise affiliations in markets where the Company believes that carefully timed and managed development will yield returns to the Company that exceed returns from any available hotels in those markets that meet the Company's acquisition criteria (see "Management's Discussion and Analysis of Financial Condition and Results of Operations-- Forward Looking Statements"). The Company earns certain fees from its joint venture development activity and also is exploring other opportunities to use management's expertise to earn additional fees through third party development.

   In June 1999, the Company entered into a joint venture agreement to develop upscale hotels with Regent Partners, Inc., a leading real estate development, investment and services firm and a wholly owned subsidiary of J.A. Jones, Inc. ("Regent"). By combining Regent's expertise in hotel development with the Company's, this approach offers each organization the potential for attractive financial returns. Under the terms of the joint venture (the "Joint Venture"), Regent and the Company will co-develop the hotels and receive fees for their respective services including development, asset management and purchasing. The Company is expected to have an ownership level of up to 49 percent in each project. The Company also has the right to acquire Regent's interests subject to the provisions of the joint venture agreement.

   The Joint Venture's initial project is a $16.5 million, full-service 158-room Hilton Garden Inn in Windsor, Connecticut, which is scheduled to open in the second half of 2000. Construction also is scheduled to begin this spring on the Joint Venture's second project: a $20 million, 177-room Hilton Garden Inn in the Chicago suburb of Evanston, which is scheduled to open before the holiday season in 2001. The Company is considering other possible joint ventures and also is investigating providing hotel development financing services as well. In addition to generating development, asset management, and purchasing fee income and thus enhancing the Company's revenues and cash flow; other benefits include expanding our affiliations with leading upscale brands and the potential addition of new hotels to our portfolio, despite the external capital constraints prevalent in today's real estate market.

   Operations and Property Management

   As of December 31, 1999, CapStar Winston leased 49 of the Current Hotels, 39 of which they also operated. Interstate Management and Investment Corporation ("IMIC") managed nine of the Current Hotels and Promus Hotels, Inc. ("Promus") managed one of the Current Hotels (collectively the "Property Managers") pursuant to management agreements with CapStar Winston with respect to each of such hotels. Bristol and Prime each leased and operated one of the Current Hotels. The lessees and the Property Managers seek to increase revenues at the Current Hotels by using established systems to manage the Current Hotels for marketing, rate achievement, expense management, physical facility maintenance, human resources, accounting and internal auditing. They are trained in all aspects of hotel operations, including negotiation of prices with corporate and other clients and responsiveness to marketing requirements in their particular markets, with particular emphasis placed on customer service. The lessees and the Property Managers employ a mix of marketing techniques designed for each specific Current Hotel, which include individual toll-free lines, cross-marketing of the Current Hotels' billboards and direct marketing, as well as taking advantage of national advertising by the franchisors of the Current Hotels.

   The lessees lease the Current Hotels pursuant to the Percentage Leases. Under the Percentage Leases, the lessees, or the Property Managers, generally are required to perform all operational and management functions necessary to operate the Current Hotels. The lessees are entitled to all profits and cash flow from the Current Hotels after payment of rent under the Percentage Leases and other operating expenses, including, in the case of the ten Current Hotels managed by the Property Managers, the management fee payable to the Property Managers. The lessees, their affiliates and the Property Managers may manage other hotel properties in addition to hotels owned by the Company, however, the lessees and their affiliates may not build or develop a hotel or motel within five miles of a hotel owned by the Company and leased by the lessee.

   CapStar Winston is a wholly owned subsidiary of MeriStar, a New York Stock Exchange company. As of December 31, 1999, MeriStar, the nation's largest independent hotel management company, leased or managed 225 hotels with 47,046 rooms in 35 states, the District of Columbia, Canada and the U.S. Virgin Islands.

   IMIC, a hotel development and management company, operates nine of the Current Hotels under separate management agreements with CapStar Winston. Each year, CapStar Winston pays IMIC a base management fee for each Current Hotel managed by IMIC based on a percentage of the budgeted gross operating profit for that year with incentive amounts based on actual gross operating profits if they exceed budgeted amounts. IMIC has agreed that each year it will spend a specified percentage of the gross revenues of each Current Hotel managed by IMIC on repairs and maintenance of the hotel. CapStar Winston and the Company have retained the right to control the expenditure of funds budgeted for capital and non-routine items, including, at their discretion, approving plans and selecting and overseeing contractors and other vendors. IMIC currently operates 28 hotels in six states, including 24 limited-service hotels and four full-service, convention or resort hotels.

   Promus manages one of the Current Hotels under a management agreement with CapStar Winston. Each year, CapStar Winston pays Promus a management fee based on a percentage of the gross operating profit for the hotel managed by Promus with certain incentive amounts.

   Bristol, a New York Stock Exchange company, is one of the leading independent hotel operating companies in the United States. As of December 31, 1999, Bristol operated 110 primarily full-service hotels in the upscale and midscale segments of the hotel industry containing more than 30,000 rooms. Bristol is the largest franchisee of Bass Hotels & Resorts (formerly Holiday Hospitality) branded hotels including Crowne Plaza, Holiday Inn, Holiday Inn Select and Holiday Inn Express hotels.

  Prime, a New York Stock Exchange company, is one of the nation's premier lodging companies. Prime operates three proprietary brands, AmeriSuites (all-suites), HomeGate Studios & Suites (extended-stay) and Wellesley Inns (limited-service). It also owns and/or manages hotels operated under franchise agreements with national hotel chains. As of December 31, 1999, Prime Hospitality Corporation owned 172 hotels, operated 28 hotels under lease agreements with REITs and managed 10 hotels from third parties.

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

   Of the Current Hotels' franchise licenses, one expires in 2003, two expire in 2006, two expire in 2007, three expire in 2008, three expire in 2009, two expire in 2010, three expire in 2011, two expire in 2014, one expires in 2015, three expire in 2016, 19 expire in 2017 and 10 expire in 2018. The franchise agreements provide for termination at the franchisor's option upon the occurrence of certain events, including the lessees' failure to pay royalties and fees or perform its other covenants under the franchise agreement, bankruptcy, abandonment of the franchise, commission of a felony, assignment of the franchise without the consent of the franchisor, or failure to comply with applicable law in the operation of the relevant Current Hotel. The lessees are entitled to terminate the franchise license only by giving at least 12 months' notice and paying a specified amount of liquidated damages. The franchise agreements will not renew automatically upon expiration. The lessees are responsible for making all payments under the franchise agreements to the franchisors. Under the franchise agreements, the lessees pay a franchise fee of an aggregate of between 3% and 5% of room revenues, plus additional fees that amount to between 3% and 4% of room revenues from the Current Hotels.

   Although CapStar Winston entered into new 10-year franchise agreements for the operation of three Holiday Inn hotels, the Company remains obligated to Holiday Inn for certain liquidated damages in the event of a termination of the Holiday Inn franchise agreements prior to the expiration of the 10-year term. CapStar Winston and its affiliates shall indemnify the Company for certain obligations arising from CapStar Winston or its affiliates' failure to satisfy certain conditions in its franchise agreements with Holiday Inn.

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

Employees

   The Company had 27 employees as of February 28, 2000.

Environmental Matters

   Under various federal, state and local laws and regulations, an owner or operator of real estate may be liable for the costs of removal or remediation of certain hazardous or toxic substances on such property. Such laws often impose such liability without regard to whether the owner knew of, or was responsible for, the presence of hazardous or toxic substances. Furthermore, a person that arranges for the disposal or transports for disposal or treatment of a hazardous substance at another property may be liable for the costs of removal or remediation of hazardous substances released into the environment at that property. The costs of remediation or removal of such substances may be substantial, and the presence of such substances, or the failure to promptly remediate such substances, may adversely affect the owner's ability to use or sell such real estate or to borrow using such real estate as collateral. Certain environmental laws and common law principles could be used to impose liability for the release of and exposure to hazardous substances, including asbestos-containing materials ("ACMs") into the air, and third parties may seek recovery from owners or operators of real properties for personal injury or property damage associated with exposure to released hazardous substances, including ACMs. In connection with the ownership and operation of the Current Hotels, the Company, the lessees, or the Property Managers, as the case may be, may be potentially liable for such costs.

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

Tax Status

   The Company elected to be taxed as a REIT under Sections 856-860 of the Internal Revenue Code of 1986, as amended, effective for its short taxable year ended December 31, 1994. The Company believes that it qualifies for taxation as a REIT, and with certain exceptions, the Company will not be subject to tax at the corporate level on its taxable income that is distributed to the shareholders of the Company. A REIT is subject to a number of organizational and operational requirements, including a requirement that it currently distribute at least 95% of its annual taxable income. For taxable years beginning after December 31, 2000, the annual taxable income distribution requirement has been lowered to 90%. Failure to qualify as a REIT will render the Company subject to federal income tax (including any applicable minimum tax) on its taxable income at regular corporate rates and distributions to the shareholders in any such year will not be deductible by the Company. Although the Company does not intend to request a ruling from the Internal Revenue Service (the "Service") as to its REIT status, the Company has obtained the opinion of its legal counsel that the Company qualifies as a REIT, which opinion is based on certain assumptions and representations and is not binding on the Service or any court. Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain state and local taxes on its income and properties.

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

Investments by Executive Management and Board of Directors

   On October 29, 1999, the Company's Chief Executive Officer, Robert W. Winston, III, and several members of WHI's Board of Directors, purchased an aggregate of 594,950 shares of WHI's Common Stock, or approximately 3.5% of the total shares outstanding as of December 31, 1999.

Executive Officers of the Registrant

         The following table lists the executive officers of the Company:

               NAME                            AGE                            POSITION
               ----                            ---                            --------

Charles M. Winston                              70            Chairman of the Board of Directors

Robert W. Winston, III                          38            Chief Executive Officer

James D. Rosenberg                              46            President, Chief Operating Officer and Secretary

Joseph V. Green                                 49            Executive Vice President, Chief Financial Officer

Kenneth R. Crockett                             43            Executive Vice President of Development

   CHARLES M. WINSTON. Charles Winston has served as Chairman of the Board of Directors since March 15, 1994. Mr. Winston is a native of North Carolina and a graduate of the University of North Carolina at Chapel Hill with an A.B. degree. Mr. Winston has more than 36 years of experience in developing and operating full service restaurants. Mr. Winston is Robert Winston's father and brother of James Winston, a director.

   ROBERT W. WINSTON, III.   Robert Winston has served as Chief Executive
Officer and Director of the Company since March 15, 1994. Mr. Winston served as the Company's President from March 15, 1994 through January 14, 1999 and as Secretary for the periods from March 1994 through May 1995 and from October 1997 until May 5, 1998. Mr. Winston is a native of North Carolina and a graduate of the University of North Carolina at Chapel Hill with a B.A. degree in economics. Mr. Winston is Charles Winston's son and James Winston's nephew.

   JAMES D. ROSENBERG. Mr. Rosenberg assumed the title of President on January 14, 1999. Mr. Rosenberg has also served as Chief Operating Officer since January 5, 1998, Secretary since May 5, 1998, and served as Chief Financial Officer from January 5, 1998 through May 18, 1999. Mr. Rosenberg is a CPA and a graduate of Presbyterian College and received an MBA from the University of South Carolina. Prior to joining the Company, Mr. Rosenberg held the position of Senior Vice President with Holiday Inn Worldwide since 1994 where he was responsible for managing 85 hotels in seven countries. Prior to joining the Holiday Inn organization, Mr. Rosenberg was a partner in Sage Hospitality Resources and served as Executive Vice President and Chief Financial Officer of the Denver-based hospitality firm.

   JOSEPH V. GREEN. Mr. Green assumed the title of Executive Vice President, Chief Financial Officer on May 18, 1999. Mr. Green has also served as Executive Vice President - Acquisitions and Finance from January 1, 1998 through May 18, 1999, after having advised Winston Hospitality, Inc. on matters regarding hotel acquisitions and finance since 1993, including the initial public offering of WHI. Mr. Green is a graduate of East Carolina University, was awarded his J.D. degree from Wake Forest University School of Law and received a Master of Laws in Taxation from Georgetown University.

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

ITEM 2.           PROPERTIES

     The following table sets forth certain unaudited pro forma information with respect to the Current Hotels:

-------------------------------------------------------------------------------------------------------------------------
                                                                       1999
-------------------------------------------------------------------------------------------------------------------------
                                                 Number     Room                                Lease    Number    Room
                                                   of     Revenues                             Revenues    of    Revenues
                                                  Rooms    ($000)        ADR     Occupancy %    ($000)    Rooms   ($000)
-------------------------------------------------------------------------------------------------------------------------
Hampton Inns
    Boone, NC                                       95    $ 1,896   $    72.31      75.64%    $    787     95    $  1,842
    Brunswick, GA                                  128      2,022        58.32      74.22%         785    128       2,265
    Cary, NC                                       130      2,081        67.21      65.24%         859    130       2,455
    Charlotte, NC                                  125      2,780        79.08      77.06%       1,327    125       2,831
    Chester, VA                                     66      1,334        71.66      77.29%         582     66       1,396
    Duncanville, TX                                119      1,221        49.83      56.39%         403    119       1,425
    Durham, NC                                     137      2,582        68.19      75.72%       1,120    137       2,858
    Gwinnett, GA (Hampton Inn & Suites)            136      2,799        78.57      71.77%       1,428    136       2,728
    Hilton Head, SC                                124      2,380        76.72      68.21%         975    124       2,285
    Jacksonville, NC                               120      1,872        58.62      72.90%         741    120       2,033
    Las Vegas, NV*                                 128      1,872        58.63      68.35%         926    128       1,010
    Perimeter, GA                                  131      2,391        80.13      62.40%       1,173    131       2,641
    Raleigh, NC                                    141      2,930        73.07      77.91%       1,391    141       2,966
    Southern Pines, NC                             126      2,065        63.90      70.28%         850    126       1,968
    Southlake, GA                                  124      2,235        64.46      76.01%         921    124       2,097
    W. Springfield, MA                             126      2,850        80.14      77.69%       1,365    126       2,484
    White Plains, NY                               156      4,902       105.16      81.87%       2,510    156       4,482
    Wilmington, NC                                 118      2,242        68.55      75.95%         946    118       2,275
Comfort Inns
    Augusta, GA                                    123      1,413        57.39      54.85%         468    123       1,471
    Charleston, SC                                 128      2,534        75.24      72.10%       1,194    128       2,548
    Chester, VA                                    122      2,115        64.58      73.53%         958    122       2,105
    Clearwater/St. Petersburg, FL                  120      1,659        53.40      71.40%         576    120       1,850
    Durham, NC                                     138      2,536        72.68      69.28%       1,176    138       2,797
    Fayetteville, NC                               176      2,198        54.08      63.28%         962    176       2,358
    Greenville, SC                                 190      1,552        46.96      47.65%         423    190       1,758
    London, KY (Comfort Suites)                     62        941        54.50      76.29%         394     62         955
    Orlando, FL (Comfort Suites)                   214      3,865        61.13      80.94%       1,705    214       4,027
    Raleigh, NC                                    149      1,812        48.52      68.68%         657    149       1,636
    Wilmington, NC                                 146      2,297        56.98      75.66%         949    146       2,423
Homewood Suites
    Alpharetta, GA*                                112      2,611        90.44      70.61%       1,242    112       1,229
    Cary, NC                                       120      3,252        89.63      82.85%       1,986    120       3,363
    Clear Lake, TX                                  92      2,294        94.80      72.06%         987     92       2,636
    Durham, NC*                                     96      1,916        81.21      67.32%         890     96         171
    Lake Mary, FL*                                 112      2,999        91.82      79.89%       1,153    112       1,398
    Phoenix, AZ*                                   126      2,422        70.95      74.23%       1,285    126         997
    Raleigh, NC*                                   137      3,318        86.38      76.82%       1,589    137       1,720
-------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------
                                                                  1998
------------------------------------------------------------------------------------
                                                                              Lease
                                                                            Revenues
                                                      ADR      Occupancy %   ($000)
------------------------------------------------------------------------------------
Hampton Inns
    Boone, NC                                      $   71.16      74.65%    $    758
    Brunswick, GA                                      55.67      87.08%         954
    Cary, NC                                           65.89      78.52%       1,126
    Charlotte, NC                                      76.11      81.52%       1,368
    Chester, VA                                        69.47      83.42%         626
    Duncanville, TX                                    49.40      66.41%         519
    Durham, NC                                         69.64      82.08%       1,308
    Gwinnett, GA (Hampton Inn & Suites)                77.28      71.11%       1,386
    Hilton Head, SC                                    71.08      71.03%         923
    Jacksonville, NC                                   57.83      80.26%         860
    Las Vegas, NV*                                     60.72      57.50%         500
    Perimeter, GA                                      78.03      70.78%       1,356
    Raleigh, NC                                        70.46      81.79%       1,423
    Southern Pines, NC                                 57.09      74.95%         793
    Southlake, GA                                      63.03      73.51%         838
    W. Springfield, MA                                 74.99      72.03%       1,122
    White Plains, NY                                   97.34      80.86%       2,235
    Wilmington, NC                                     66.93      78.93%         974
Comfort Inns
    Augusta, GA                                        52.76      62.10%         514
    Charleston, SC                                     70.40      77.47%       1,211
    Chester, VA                                        65.95      71.61%         960
    Clearwater/St. Petersburg, FL                      53.18      79.42%         708
    Durham, NC                                         70.39      78.89%       1,359
    Fayetteville, NC                                   54.45      67.41%       1,081
    Greenville, SC                                     47.09      53.83%         569
    London, KY (Comfort Suites)                        55.83      75.59%         408
    Orlando, FL (Comfort Suites)                       59.35      86.70%       1,840
    Raleigh, NC                                        48.52      61.99%         556
    Wilmington, NC                                     57.13      79.59%       1,040
Homewood Suites
    Alpharetta, GA*                                    91.51      53.53%         577
    Cary, NC                                           91.92      83.53%       2,060
    Clear Lake, TX                                     96.37      81.46%       1,237
    Durham, NC*                                        72.95      42.10%         135
    Lake Mary, FL*                                     87.40      59.26%         650
    Phoenix, AZ*                                       69.87      52.92%         617
    Raleigh, NC*                                       82.55      51.21%         954
------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------------
                                                                               1999
-------------------------------------------------------------------------------------------------------------------------
                                                   Number     Room                                      Lease      Number
                                                    of      Revenues                                  Revenues       of
                                                   Rooms     ($000)         ADR       Occupancy %      ($000)      Rooms
-------------------------------------------------------------------------------------------------------------------------
Holiday Inns
     Abingdon, VA (Holiday Inn Express)               81      1,394         63.16        74.63%           667         81
     Clearwater, FL (Holiday Inn Express)            127      2,496         68.49        78.61%         1,137        127
     Dallas, TX  (Holiday Inn Select)                244      4,179         72.80        64.45%         1,891        244
     Secaucus, NJ#                                   160      5,442        115.70        80.53%         2,405        160
     Tinton Falls, NJ#                               171      4,414         91.67        77.15%         1,548        171
Courtyard by Marriott
     Ann Arbor, MI                                   160      4,277         90.84        80.62%         2,055        160
     Houston, TX                                     198      3,475         77.02        62.43%         1,565        198
     Wilmington, NC                                  128      2,551         74.39        73.83%         1,082        128
     Winston-Salem, NC*                              122      2,289         76.39        67.29%         1,121        122
Hilton Garden Inns
     Albany, NY*                                     155      3,286         92.12        63.05%         1,813        155
     Alpharetta, GA*                                 164      3,827         98.74        64.75%         2,071        164
     Raleigh/Durham, NC*                             155      3,635         98.33        65.34%         2,030        155

Quality Suites - Charleston, SC                      168      3,955         86.96        74.17%         1,789        168
Residence Inn - Phoenix, AZ#                         168      3,459         82.12        68.68%         1,799        168
Fairfield Inn - Ann Arbor, MI                        110      2,019         69.71        72.14%           821        110
-------------------------------------------------------------------------------------------------------------------------
  TOTAL                                            6,904   $134,886      $  75.24        71.15%       $61,877      6,904
-------------------------------------------------------------------------------------------------------------------------


-------------------------------------------------------------------------------------------------------
                                                                          1998
-------------------------------------------------------------------------------------------------------
                                                          Room                                  Lease
                                                        Revenues                               Revenues
                                                         ($000)         ADR      Occupancy %    ($000)
-------------------------------------------------------------------------------------------------------
Holiday Inns
     Abingdon, VA (Holiday Inn Express)                   1,397         62.55        75.55%        675
     Clearwater, FL (Holiday Inn Express)                 2,196         63.48        74.62%        937
     Dallas, TX  (Holiday Inn Select)                     4,503         74.66        67.73%      2,126
     Secaucus, NJ#                                        5,305        109.79        82.74%      2,748
     Tinton Falls, NJ#                                    3,946         86.75        72.88%      1,286
Courtyard by Marriott
     Ann Arbor, MI                                        3,855         87.16        75.73%      1,780
     Houston, TX                                          3,300         75.08        60.56%      1,456
     Wilmington, NC                                       2,517         71.87        74.97%      1,069
     Winston-Salem, NC*                                     395         73.50        48.94%        186
Hilton Garden Inns
     Albany, NY*                                          2,086         91.56        53.45%      1,341
     Alpharetta, GA*                                      2,593         95.32        54.21%      1,594
     Raleigh/Durham, NC*                                  1,923         87.29        58.01%      1,113

Quality Suites - Charleston, SC                           4,113         81.80        82.00%      1,910
Residence Inn - Phoenix, AZ#                              4,200         90.74        75.48%      2,251
Fairfield Inn - Ann Arbor, MI                             1,901         66.38        71.33%        748
-------------------------------------------------------------------------------------------------------
  TOTAL                                                $121,713      $  72.14        72.11%   $ 56,765
-------------------------------------------------------------------------------------------------------

      * Hotel opened during 1998.
      # Hotel acquired during 1998.

THE PERCENTAGE LEASES

   In order for the Company to qualify as a REIT, the Partnership cannot operate hotels. Therefore, the Partnership leases the Current Hotels for terms of 10 or 15 years pursuant to Percentage Leases, which provide for rent equal to the greater of Base Rent or Percentage Rent. The Percentage Leases for the Current Hotels contain the provisions described below. The Company intends that future leases with respect to its hotel property investments will contain substantially similar provisions, although the Company may, in its discretion, alter any of these provisions with respect to any particular lease, depending on the purchase price paid, economic conditions and other factors deemed relevant at the time.

   Percentage Lease Terms

   Each Percentage Lease for the Current Hotels has a non-cancelable term of 10 or 15 years, subject to earlier termination upon the occurrence of certain contingencies described in the Percentage Lease.

   Amounts Payable under the Percentage Leases

   During the term of each Percentage Lease, the lessees are or will be obligated to pay (i) the greater of Base Rent or Percentage Rent and (ii) certain other additional charges. Base Rent accrues and is required to be paid monthly. Percentage Rent consists of minimum percentage rent and excess percentage rent, if any. Minimum percentage rent is calculated based primarily on the amount of room revenue up to a predetermined threshold per the lease. The percentage, which differs by hotel, is multiplied by this amount to calculate minimum percentage rent. These percentages range from 23% to 81%. Excess percentage rent is calculated based primarily on the amount of any room revenue in excess of the predetermined threshold mentioned above. The percentage, which differs by hotel, is multiplied by this amount to calculate excess percentage rent. These percentages range from 5% to 80%. For most leases, the percentage used to calculate excess percentage rent exceeds the percentage used to calculate the minimum percentage rent. Percentage Rent is due either monthly or quarterly.

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

   The lessees are not obligated to bear the cost of capital improvements to the Current Hotels. With the consent of the Company, however, the lessees, at their expense, may make non-capital and capital additions, modifications or improvements to the Current Hotels, provided that such action does not significantly alter the character or purposes of the Current Hotels or significantly detract from the value or operating efficiencies of the Current Hotels. All such alterations, replacements and improvements shall be subject to all the terms and provisions of the Percentage Leases and will become the property of the Company upon termination of the Percentage Leases. The Company owns or will own substantially all personal property not affixed to, or deemed a part of, the real estate or improvements thereon comprising the Current Hotels, except to the extent that ownership of such personal property would cause the rents under the Percentage Leases not to qualify as "rents from real property" for REIT income test purposes.

ITEM 3.     LEGAL PROCEEDINGS

   Other than the matter described below, the Company currently is not involved in any pending legal proceedings, other than ordinary routine litigation incidental to the business, nor are any such proceedings known to be contemplated by governmental authorities. The lessees have advised the Company that they currently are not involved in any material pending litigation, other than routine litigation arising in the ordinary course of business, substantially all of which is expected to be covered by liability insurance.

   On July 16, 1999, Walton Construction Company, Inc. ("Walton") filed a civil lawsuit in the State Court of Fulton County Georgia naming the Partnership as defendant. The Partnership removed the action to the United States District Court for the Northern District of Georgia on August 30, 1999. The complaint alleges that the Partnership has not paid approximately $2,500,000 due under a contract entered into by the parties in connection with the construction of the Partnership's Alpharetta, Georgia Homewood Suites Hotel. The Partnership disputes that such monies are due to Walton based upon Walton's alleged inability to complete construction on the hotel within the time set out in the construction contract. The Partnership has also filed counterclaims against Walton arising out of the construction delays and construction deficiencies allegedly caused by Walton. On August 2, 1999, Walton initiated a virtually identical action in the United States District Court for the Eastern District of North Carolina. On February 29, 2000, the Partnership answered Walton's complaint and counterclaimed for recovery of damages due to the construction delays and construction deficiencies allegedly caused by Walton. Simultaneously, the Partnership also filed a third party action against Walton's surety for recovery on a performance bond.

   The Partnership believes that it has substantial and meritorious defenses against the claims alleged against it, and the Partnership intends to vigorously defend against these claims and pursue its own claims.


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1999.

PART II

ITEM 5.       MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
              STOCKHOLDER MATTERS

MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY

   WHI's Common Stock trades on the New York Stock Exchange ("NYSE") under the symbol "WXH." As of March 15, 2000, WHI had approximately 11,700 common shareholders based on the number of shareholders of record and an estimate of the number of participants represented by security position listings. The following table sets forth, for the indicated periods, the high and low closing prices for the Common Stock and the cash distributions declared per share:

                                               PRICE RANGE             CASH DISTRIBUTIONS DECLARED
                                               -----------             ---------------------------
                                         HIGH                LOW                PER SHARE
                                         ----                ---                ---------

1999
First Quarter                        $     9.75           $    8.063           $     0.28
Second Quarter                            10.50                8.188                 0.28
Third Quarter                            10.313                8.375                 0.28
Fourth Quarter                            8.688                 7.75                 0.28

1998
First Quarter                        $   13.875           $   12.813           $     0.27
Second Quarter                            13.50                11.25                 0.27
Third Quarter                            12.125                8.563                 0.27
Fourth Quarter                             9.50                6.938                 0.28

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

RECENT SALES OF UNREGISTERED SECURITIES

   On October 2, 1999, WHI issued 440,100 shares of WHI Common Stock to Quantum Realty Partners, II, L.P. in exchange for 440,100 units of limited partnership in the Partnership. The WHI Common Stock was issued in reliance on a claim of exemption pursuant to Section 4(2) of the Securities Act of 1933, as amended.

ITEM 6.    SELECTED FINANCIAL DATA

The following table sets forth selected financial information for the Company for the years ended December 31, 1999, 1998, 1997, 1996, and 1995 and selected historical balance sheet data as of December 31, 1999, 1998, 1997, 1996, and 1995. This information should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and notes thereto included elsewhere in this report.

                              WINSTON HOTELS, INC.
           SELECTED HISTORICAL FINANCIAL AND OTHER DATA FOR THE YEARS
               ENDED DECEMBER 31, 1999, 1998, 1997, 1996 AND 1995
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                              1999          1998          1997          1996          1995
                                                              ----          ----          ----          ----          ----
STATEMENTS OF INCOME:
Revenue:
    Percentage lease revenue                              $   61,877    $   54,700    $   35,868    $   26,611    $   17,148
    Interest and other income                                    433           249           234            97           442
                                                          ----------    ----------    ----------    ----------    ----------
        Total revenue                                         62,310        54,949        36,102        26,708        17,590
                                                          ----------    ----------    ----------    ----------    ----------
Expenses:
    Real estate taxes and property and casualty
        insurance                                              5,996         5,017         2,702         1,647         1,054
    General and administrative                                 4,236         3,889         2,095         2,061         1,208
    Interest                                                  12,513         8,314         2,648         2,368         2,555
    Depreciation                                              20,565        16,389        10,064         6,476         3,854
    Amortization                                                 834           465           520           368           117
                                                          ----------    ----------    ----------    ----------    ----------
       Total expenses                                         44,144        34,074        18,029        12,920         8,788
                                                          ----------    ----------    ----------    ----------    ----------
       Income before loss on sale of property and
         allocation to minority interest                      18,166        20,875        18,073        13,788         8,802
Loss on sale of property                                         239            --            --            --            --
                                                          ----------    ----------    ----------    ----------    ----------
       Income before allocation to minority interest          17,927        20,875        18,073        13,788         8,802
    Income allocation to minority interest                     1,026         1,349         1,329           786           417
                                                          ----------    ----------    ----------    ----------    ----------
        Net income                                            16,901        19,526        16,744        13,002         8,385
        Preferred stock distribution                           6,938         6,938         2,100            --            --
                                                          ----------    ----------    ----------    ----------    ----------
    Net income available to common shareholders           $    9,963    $   12,588    $   14,644    $   13,002    $    8,385
                                                          ==========    ==========    ==========    ==========    ==========
Earnings per share:
    Net income per common share                           $     0.61    $     0.77    $     0.92    $     1.01    $     0.96
                                                          ==========    ==========    ==========    ==========    ==========
    Net income per common share assuming dilution         $     0.61    $     0.77    $     0.91    $     1.00    $     0.96
                                                          ==========    ==========    ==========    ==========    ==========

    Weighted average number of common shares                  16,467        16,286        15,990        12,922         8,715
    Weighted average number of common shares
       assuming dilution                                      18,108        18,040        17,555        13,768         9,167

Distributions per common share                            $     1.12    $     1.09    $     1.08    $    1.005    $     0.93

BALANCE SHEET DATA:
Cash and cash equivalents                                 $       28    $       33    $      164    $      234    $    2,496
Investment in hotel properties                               388,870       397,861       279,485       196,682       121,886
Total assets                                                 406,071       412,156       287,827       203,502       123,969
Total debt                                                   174,475       173,085        44,081        42,800        34,000
Shareholders' equity                                         209,078       213,425       217,490       141,813        80,872

OTHER DATA:
Lessees' room revenue                                     $  134,885    $  117,752    $   79,526    $   58,956    $   39,677
Funds from operations(1)                                      31,793        30,326        26,037        20,581        12,656
Cash available for distribution                               24,735        24,093        21,809        17,557        11,185

Cash provided by (used in):
    Operating activities                                      39,952        34,605        27,811        18,729        12,628
    Investing activities                                     (12,658)     (135,398)      (82,349)      (74,614)      (36,059)
    Financing activities                                     (27,299)      100,662        54,468        53,623        24,813


(1) Funds from operations, as defined by the National Association of Real Estate Investment Trusts, is income (loss) before minority interest (determined in accordance with generally accepted accounting principles), excluding gains (losses) from debt restructuring and sales of properties, plus real estate-related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures.

   The following table sets forth selected financial information for CapStar Winston for the years ended December 31, 1999 and 1998 and the period October 15, 1997 (date of inception) through December 31, 1997. This information should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and notes thereto included elsewhere in this report.

                        CAPSTAR WINSTON COMPANY, L.L.C.
                       SELECTED HISTORICAL FINANCIAL DATA
               FOR THE YEARS ENDED DECEMBER 31, 1999 AND 1998 AND
                THE PERIOD OCTOBER 15, 1997 (DATE OF INCEPTION)
                           THROUGH DECEMBER 31, 1997
                                 (IN THOUSANDS)

                                                                                                    PERIOD OCTOBER 15,
                                                    YEAR ENDED               YEAR ENDED               1997 THROUGH
                                                 DECEMBER 31, 1999        DECEMBER 31, 1998         DECEMBER 31, 1997
                                                 -----------------        -----------------         -----------------

Room revenue                                       $     127,571            $      113,451             $      8,197
Other revenue                                             14,144                    12,182                      846
                                                   -------------            --------------             ------------
    Total revenue                                        141,715                   125,633                    9,043
                                                   -------------            --------------             ------------

Rooms expense                                             29,190                    25,664                    2,158
Percentage lease expense                                  58,551                    52,720                    3,242
Other expenses                                            53,087                    46,653                    3,704
                                                   -------------            --------------             ------------
    Total expenses                                       140,828                   125,037                    9,104
                                                   -------------            --------------             ------------
    Net income (loss)                              $         887            $          596             $        (61)
                                                   =============            ==============             ============

   The following table sets forth selected financial information for Winston Hospitality, Inc. for the ten months ended October 31, 1997 and 1996 and the years ended December 31, 1996 and 1995. This information should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and notes thereto included elsewhere in this report.

                           WINSTON HOSPITALITY, INC.
                       SELECTED HISTORICAL FINANCIAL DATA
               FOR THE TEN-MONTHS ENDED OCTOBER 31, 1997 AND 1996
                 AND THE YEARS ENDED DECEMBER 31, 1996 AND 1995
                                 (IN THOUSANDS)

                                      TEN MONTHS ENDED OCTOBER 31,       YEARS ENDED DECEMBER 31,
                                      ----------------------------       ------------------------
                                          1997            1996             1996             1995
                                          ----            ----             ----             ----
                                                      (unaudited)
Room revenue                          $    67,145     $    49,633      $     58,956     $    39,677
Other revenue                               3,944           2,390             2,969           1,100
                                      -----------     -----------      ------------     -----------
     Total revenue                         71,089          52,023            61,925          40,777
                                      -----------     -----------      ------------     -----------
Property and operating expenses            38,292          27,965            34,549          22,097
Percentage lease payments                  30,980          22,800            26,611          17,148
                                      -----------     -----------      ------------     -----------
     Total expenses                        69,272          50,765            61,160          39,245
                                      -----------     -----------      ------------     -----------
     Net income                       $     1,817     $     1,258      $        765     $     1,532
                                      ===========     ===========      ============     ===========

ITEM 7.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS
               ($ IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

   Winston Hotels, Inc. ("WHI") operates so as to qualify as a real estate investment trust ("REIT") for federal income tax purposes. During 1994, WHI completed an initial public offering of $0.01 par value common stock ("Common Stock"), utilizing the majority of the proceeds to acquire one hotel and a general partnership interest (as the sole general partner) in WINN Limited Partnership (the "Partnership"). The Partnership used a substantial portion of the proceeds to acquire nine hotel properties (collectively the ten hotels are the "Initial Hotels"). The Initial Hotels were acquired from affiliates of WHI. WHI and the Partnership (collectively the "Company") began operations as a REIT on June 2, 1994.

   During 1995 and 1996, WHI completed follow-on Common Stock offerings, as well as a Preferred Stock offering in September 1997, and invested the net proceeds from these offerings in the Partnership. The Partnership utilized the proceeds to acquire 28 additional hotel properties. The Company owned 31 hotels as of December 31, 1996 and acquired seven hotels in 1997 (the "1997 Hotels"). During 1998, the Company added 13 additional properties to its portfolio, five of which were internally developed (the "1998 Hotels") (see Note 4 to the consolidated financial statements). As of December 31, 1999, WHI's ownership in the Partnership was 92.83% (see Note 7 to the consolidated financial statements). As of December 31, 1999, the Company owned 51 hotel properties (the "Current Hotels"), in 13 states, having an aggregate of 6,904 rooms. Forty-nine of the Current Hotels were leased, pursuant to separate percentage operating lease agreements (the "Percentage Leases"), to CapStar Winston Company, L.L.C. ("CapStar Winston"), one was leased to Bristol Hotels and Resorts, Inc. and one was leased to Prime Hospitality Corp.

   Prior to November 17, 1997, the Current Hotels were leased pursuant to the Percentage Leases to Winston Hospitality, Inc. On November 17, 1997 and November 24, 1997, CapStar Management Company, L.P. purchased substantially all of the assets and assumed certain liabilities of Winston Hospitality, Inc., including all 38 of the then existing Current Hotels' leases. Concurrent with this transaction, the leases were assigned to CapStar Winston, an affiliate of CapStar Management Company, L.P., and the terms of the leases were extended to 15 years from the date of the transaction.

   CapStar Winston is a wholly owned subsidiary of MeriStar Hotels and Resorts, Inc. ("MeriStar"). As of December 31, 1999, MeriStar, the nation's largest independent hotel management company, leased or managed 225 hotels with 47,046 rooms in 35 states, the District of Columbia, Canada and the U.S. Virgin Islands.


RESULTS OF OPERATIONS

   For the periods ended December 31, 1999, 1998, and 1997, the differences in operating results are primarily attributable to the stabilization of the 1998 Hotels and the full year of operations of those hotels in 1999 versus the partial year of operations in 1998. The table below outlines the Company's hotel properties owned as of December 31, 1999, 1998 and 1997:


                                   December 31, 1999                   December 31, 1998                 December 31, 1997
                             ---------------------------       -----------------------------        ---------------------------
                             Acquisitions     Properties       Acquisitions*      Properties        Acquisitions     Properties
                                during         owned at           during           owned at            during         owned at
 Type of Hotel                 the year        year end          the year          year end           the year        year end
 -------------                 --------        --------          --------          --------           --------        --------

 Limited-service hotels            --             29                 1                29                  4              28
 Extended-stay hotels              --             11                 6                11                  1               5
 Full-service hotels               --             11                 6                11                  2               5
                                   --             --                --                --                  -              --
 Total                             --             51                13                51                  7              38
                                   ==             ==                ==                ==                  =              ==


* Five of the total 13 hotels added in 1998 were internally developed properties.

   In order to present a more meaningful comparison of operations, the following comparisons are presented:

THE COMPANY:
     - actual operating results for the year ended December 31, 1999 versus actual operating results for the year ended December 31, 1998;
     - actual operating results for the year ended December 31, 1998 versus actual operating results for the year ended December 31, 1997;
     - actual operating results for the year ended December 31, 1999 versus pro forma operating results for the year ended December 31, 1998, as if the addition of the 1998 Hotels occurred on the later of January 1, 1998 or the hotel opening date (the Company made no acquisitions in 1999, therefore the pro forma 1999 results of operations would be identical to the actual 1999 results of operations);
     - pro forma operating results for the year ended December 31, 1998 versus pro forma operating results for the year ended December 31, 1997, as if the Preferred Stock offering and the addition of the 1998 Hotels and 1997 Hotels occurred on the later of January 1, 1997 or the hotel opening date.

CAPSTAR WINSTON COMPANY, L.L.C.:
     - actual operating results for the year ended December 31, 1999 versus actual operating results for the year ended December 31, 1998;
     - Since CapStar Winston operated for a partial year in 1997 (November and December) and for a full year in 1998, the operating results of these two periods are very different and difficult to compare. Thus, no management discussion and analysis will be included herein. (See
          Item 14 for CapStar Winston's financial statement disclosure.)


THE COMPANY

ACTUAL - YEAR ENDED DECEMBER 31, 1999 VERSUS ACTUAL - YEAR ENDED DECEMBER 31,
1998

   The Company had revenues of $62,310 in 1999, consisting of $61,877 of Percentage Lease revenues and $433 of interest and other income. Percentage Lease revenues increased $7,177, or 13%, in 1999 from $54,700 in 1998. This increase was primarily attributable to an increase in lease revenues from the 1998 Hotels due to a full year of operations in 1999 versus a partial year of operations in 1998, partially offset by a decrease of $1,160 in lease revenue generated from the hotels owned as of December 31, 1997, which decrease was primarily attributable to competitive pressures.

   Real estate taxes and property and casualty insurance expenses incurred in 1999 were $5,996, an increase of $979 from $5,017 in 1998. The increase was primarily attributable to a full year of operations for the 1998 Hotels in 1999 versus a partial year in 1998. General and administrative expenses increased $347 to $4,236 in 1999 from $3,889 in 1998. The increase was primarily attributable to an increase in the number of employees and related compensation expense throughout the year, costs associated with efforts to form joint ventures and costs associated with efforts to sell certain hotels. Interest expense increased $4,199 to $12,513 in 1999 from $8,314 in 1998, primarily due to an increase in weighted-average outstanding borrowings from $127,776 in 1998 to $178,038 in 1999, and a decrease of capitalized interest of $1,350 from $1,513 in 1998 to $163 in 1999. Annual weighted-average interest rates decreased 0.58% from 7.63% in 1998 to 7.05% in 1999. Depreciation expense increased $4,176 to $20,565 in 1999 from $16,389 in 1998, primarily due to depreciation related to the 1998 Hotels and renovations completed during 1999 and 1998. Amortization expense increased $369 to $834 in 1999 from $465 in 1998. The increase is primarily attributable to an increase in amortization of deferred financing costs associated with the Company's new $140,000 line of credit, which originated in February 1999, and the Company's $71,000 GE Capital Corporation loan which originated in November 1998.

ACTUAL - YEAR ENDED DECEMBER 31, 1998 VERSUS ACTUAL - YEAR ENDED DECEMBER 31,
1997

   The Company had revenues of $54,949 in 1998, consisting of $54,700 of Percentage Lease revenues and $249 of interest and other income. Percentage Lease revenues increased $18,832, or 53%, in 1998 from $35,868 in 1997. This increase was attributable to (i) $12,132 related to the 1998 Hotels; (ii) $6,479 related to the 1997 Hotels owned for the entire 12-month period in 1998; and (iii) $221 in lease revenues generated from the hotels owned as of December 31, 1996.

   Real estate taxes and property and casualty insurance expenses incurred in 1998 were $5,017, an increase of $2,315 from $2,702 in 1997. $940 of this increase was attributable to the 1998 Hotels and $813 was due to the 1997 Hotels that were owned for the entire 12-month period in 1998. The remaining increase was due to an increase in assessed values and rates. General and administrative expenses increased $1,794 to $3,889 in 1998 from $2,095 in 1997. The increase was primarily attributable to (i) an increase in the number of employees and related compensation expense throughout the year; (ii) costs related to the increase in size and activities of the Company in 1998 over 1997; as well as (iii) advertising costs associated with the opening of five internally developed hotels during 1998. Interest expense increased $5,666 to $8,314 in 1998 from $2,648 in 1997, primarily due to an increase in weighted-average outstanding borrowings from $48,842 in 1997 to $127,776 in 1998. This increase was due to the borrowings necessary to acquire and develop the 1998 Hotels as well as an increase in renovation activity in 1998. Interest rates remained relatively flat from 1997 to 1998. Depreciation expense increased $6,325 to $16,389 in 1998 from $10,064 in 1997, primarily due to depreciation related to the 1998 Hotels, the 1997 Hotels and renovations completed during 1998 and 1997.


ACTUAL - YEAR ENDED DECEMBER 31, 1999 VERSUS PRO FORMA - YEAR ENDED DECEMBER 31, 1998

   The Company had revenues of $62,310 for the year ended December 31, 1999, consisting of $61,877 of Percentage Lease revenues and $433 of interest and other income. Percentage Lease revenues increased $5,476, or 10%, to $61,877 in 1999 from $56,401 in 1998. This increase was primarily attributable to the opening of 10 hotel properties in 1998 (the "1998 New Hotels"), partially offset by a decrease of $935 in lease revenue generated from the hotels owned as of December 31, 1997, which decrease was primarily attributable to competitive pressures.

    Real estate taxes and property and casualty insurance expenses incurred in 1999 were $5,996, an increase of $739 from $5,257 in 1998. The increase was primarily attributable to the 1998 New Hotels and an increase in tax rates and assessed values in 1999. General and administrative expenses increased $338 to $4,236 in 1999 from $3,898 in 1998. The increase was primarily attributable to an increase in the number of employees and related compensation expense throughout the year, costs associated with efforts to form joint ventures and costs associated with efforts to sell certain hotels. Interest expense increased $3,602 to $12,513 in 1999 from $8,911 in 1998. The increase was primarily due to an increase in weighted-average borrowings from $137,932 in 1998 to $178,038 in 1999, offset by a decrease of capitalized interest of $1,350 from $1,513 in 1998 to $163 in 1999. Interest rates decreased 0.58% from 7.63% in 1998 to 7.05% in 1999. Depreciation expense increased $3,845 to $20,565 in 1999 from $16,720 in 1998, primarily due to additional depreciation related to the 1998 New Hotels and renovations completed during 1999 and 1998. Amortization expense increased $372 to $834 in 1999 from $462 in 1998. The increase is primarily attributable to an increase in amortization of deferred financing costs associated with the Company's new $140,000 line of credit, which originated in February 1999, and the Company's $71,000 GE Capital Corporation loan, which originated in November 1998.


PRO FORMA - YEAR ENDED DECEMBER 31, 1998 VERSUS PRO FORMA - YEAR ENDED DECEMBER 31, 1997

   The Company had pro forma revenues of $56,650 for the year ended December 31, 1998, consisting of $56,401 of pro forma Percentage Lease revenues and $249 of pro forma interest and other income. Pro forma Percentage Lease revenues increased $8,781, or 18%, to $56,401 in 1998 from $47,620 in 1997. Of this increase, $7,667 was attributable to the 1998 New Hotels and the remaining increase of $1,114 was primarily due to an increase in room rates in 1998 from 1997.

   Pro forma real estate taxes and property and casualty insurance expenses incurred in 1998 were $5,257, an increase of $1,163 from $4,094 in 1997. This increase was primarily attributable to the 1998 New Hotels and an increase in tax rates and assessed values in 1998. Pro forma general and administrative expenses increased $1,730 to $3,898 in 1998 from $2,168 in 1997. The increase was primarily attributable to (i) an increase in the number of employees and related compensation expense throughout the year; (ii) costs related to the increase in size and activities of the Company in 1998 over 1997; as well as
(iii) pre-opening advertising costs associated with the opening of five internally developed hotels during 1998. Pro forma interest expense increased $5,269 to $8,911 in 1998 from $3,642 in 1997. The increase was primarily due to an increase in weighted average borrowings from $68,957 in 1997 to $137,932 in 1998, which resulted from borrowings made to acquire and develop the 1998 New Hotels. Interest rates remained flat from 1997 to 1998. Pro forma depreciation expense increased $4,262 to $16,720 in 1998 from $12,458 in 1997, primarily due to additional depreciation related to the 1998 New Hotels and renovations completed during 1998 and 1997.

CAPSTAR WINSTON COMPANY, L.L.C.

ACTUAL - YEAR ENDED DECEMBER 31, 1999 VERSUS ACTUAL - YEAR ENDED DECEMBER 31,
1998

   Total revenue increased $16,082 or 12.8%, to $141,715 from $125,633. This increase was primarily related to an increase in room revenues of $14,120 or 12.4%, to $127,571 from $113,451. The increase in room revenues was due to an increase of $14,058 for the 1998 Hotels and an increase of $62 for all other hotels. Food and beverage revenue increased $1,939 to $8,732 in 1999 from $6,793 in 1998, primarily due to increased revenue from the 1998 Hotels.

   Total expenses increased $15,791 or 12.6%, to $140,828 from $125,037. This increase was primarily related to increased expenses generated by the 1998 Hotels.

   Net income increased $291, to $887 from $596, primarily driven by the operating results of the 1998 Hotels.


REVENUE RECOGNITION AND IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS TO BE ADOPTED IN 2000

   In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101") which provides guidance on revenue recognition. SAB 101 is effective for fiscal years beginning after December 15, 1999. SAB 101 requires that a lessor not recognize contingent rental income until annual specified hurdles have been achieved by the lessee. During 1999 and prior years, the Company has recognized contingent rentals throughout the year since it was considered probable that the lessee would exceed the annual specified hurdles. The Company has reviewed the terms of its Percentage Leases and has determined that the provisions of SAB 101 materially impact the Company's revenue recognition on an interim basis, effectively deferring the recognition of revenue from its Percentage Leases from the first and second quarters of the calendar year to the third and fourth quarters. SAB 101 will impact the Company's revenue recognition on an annual basis, although to a much lesser degree, as seven of the Company's Percentage Leases have fiscal year ends which differ from the Company's calendar year end. SAB 101 will have no impact on the Company's interim or annual cash flow from its third party lessees, and therefore on its ability to pay dividends. The Company will account for SAB 101 as a change in accounting principle effective January 1, 2000.


LIQUIDITY AND CAPITAL RESOURCES

   The Company finances its operations from operating cash flow, which is principally derived from Percentage Leases. For the year ended December 31, 1999, cash flow provided by operating activities was $39,952 and funds from operations, which is equal to net income before allocation to minority interest (excluding gains/losses on sales of property), plus depreciation, less preferred share distributions, was $31,793. Under federal income tax law provisions applicable to REITs, the Company is required to distribute at least 95% of its taxable income to maintain its tax status as a REIT. For taxable years beginning after December 31, 2000, the taxable income distribution requirement has been lowered to 90%. In 1999, the Company declared distributions of $25,388 to its shareholders. Because the Company's cash flow from operating activities is expected to exceed its taxable income due to depreciation and amortization expenses, the Company expects to be able to meet its distribution requirements out of cash flow from operating activities.

   The Company's net cash used in investing activities during the year ended December 31, 1999 totaled $12,658, primarily relating to capital expenditures and renovation of hotels. During 1999, the Company spent $16,179 or 12.0% of the lessees' room revenue, in connection with the renovation of its Current Hotels. These capital expenditures were well in excess of the 5% of room revenues for its hotels (7% of room revenues and food and beverage revenues for one of its full service hotels) which the Company is required to spend under its Percentage Leases for periodic capital improvements and the refurbishment and replacement of furniture, fixtures and equipment at its Current Hotels. These capital expenditures are funded from operating cash flow, and possibly from borrowings under the Company's $140,000 line of credit, sources which are expected to be adequate to fund such capital requirements. These capital expenditures are in addition to amounts spent on normal repairs and maintenance which have approximated 5.5% and 5.3% of room revenues in 1999 and 1998, respectively, and are paid by the lessees.

   During 1999, the Company sold two land parcels previously held for development. Total proceeds received were $3,789, resulting in a loss of $239. Also during 1999, the Company entered into a joint venture agreement with Regent Partners, Inc. (the "Joint Venture") to jointly develop hotel properties. As of December 31, 1999, the Company had invested $183 in the Joint Venture. The first hotel to be developed by the Joint Venture, a full service 158-room Hilton Garden Inn at Windsor, CT, is scheduled to open during the third quarter of 2000. The second hotel to be developed by the Joint Venture, a full-service 177-room Hilton Garden Inn in the Chicago suburb of Evanston, is scheduled to open before the holiday season in 2001. The Company continues to seek additional joint venture opportunities with other business partners.

   On February 15, 2000, the Company sold its Comfort Suites hotel in London, KY. Sales proceeds received by the Company totaled $2,497, resulting in a net loss of $265. The Company also is considering the sale of certain other non-core hotels that lie outside the Company's upscale segment focus and plans to use the proceeds to reduce debt.

   The Company's net cash used in financing activities during the year ended December 31, 1999 totaled $27,299. This net use of cash was primarily due to the payment of distributions to shareholders of $25,248 and the payment of distributions to the Partnership's minority interest of $1,947. This amount also includes payments for financing fees totaling $1,445 primarily related to the Company's $140,000 line of credit, principal payments totaling $1,025 related to the Company's $71,000 fixed rate note, and $49 to register additional common shares. These payments were offset by a net increase in amounts outstanding under the $140,000 line of credit of $2,415.

   On February 1, 1999, the Company entered into a new three-year, $140,000 line of credit agreement with a group of four banks led by Wachovia Bank, N.A. The Company has collateralized the line of credit with 29 of its Current Hotels. The line of credit bears interest generally at rates from LIBOR plus 1.45% to LIBOR plus 1.70%, based primarily upon the Company's level of total indebtedness. The Company's current rate is LIBOR plus 1.45%. As of December 31, 1999, total outstanding debt under the line of credit was $104,500.

   The Line is used primarily to fund the Company's hotel acquisitions, development and major renovations. Pursuant to the Company's operating strategies, it maintains minimal cash balances and is substantially dependent upon, among other things, the availability of adequate financing to support hotel acquisitions, development and major renovations.

   The Company had $69,975 in debt at December 31, 1999 that was subject to a fixed interest rate and fixed monthly payments. This debt, a ten-year loan with a 25-year amortization period, with GE Capital Corporation, carries an interest rate of 7.375% for the first 10 years. All unpaid principal and interest are due on December 1, 2008. The GE Capital loan is collateralized with 14 of the Company's Current Hotels.

   On May 18, 1999, at the Annual Meeting of Shareholders, the Company's shareholders approved an amendment to the Company's Articles of Incorporation to increase the limit of its level of permitted indebtedness from 45% to 60% of investments in hotel properties, at cost. This change should provide the Company with greater financial flexibility and should allow the Company to be better positioned to acquire or develop hotel properties when attractive opportunities are available.

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


FORWARD LOOKING STATEMENTS

   This report contains certain "forward looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. You can identify these statements by use of words like "may," "will," "expect," "anticipate," "estimate," or "continue" or similar expressions. These statements represent the Company's judgment and are subject to risks and uncertainties that could cause actual operating results to differ materially from those expressed or implied in the forward looking statements, including but not limited to the risk that properties held for sale will not sell, financing risks, development risks including risk of construction delay, cost overruns, occupancy rates, average daily rates, governmental permits, zoning, the increase of development costs in connection with projects that are not pursued to completion, and the other risk factors described in Exhibit 99.1 attached to this report.

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   As of December 31, 1999, the Company's exposure to market risk for a change in interest rates related solely to debt outstanding under its $140,000 line of credit (the "Line"). Debt outstanding under the Line totaled $104,500 at December 31, 1999. The Line, which expires in February 2002, bears interest generally at rates from LIBOR plus 1.45% to LIBOR plus 1.70%, based, in part, on the Company's level of total indebtedness. The Company's current interest rate is LIBOR plus 1.45%. During 1999, the Company entered into an interest rate cap agreement to eliminate the exposure to increases in 30-day LIBOR over 7.50%, and therefore from its exposure to interest rate increases over 8.95% under the Line on a principal balance of $25,000 for the period of March 23, 1999 through March 25, 2002. The weighted average interest rate on the Line for 1999 was 6.84%. (See Note 6 to the consolidated financial statements.) The definitive extent of the Company's interest rate risk under the Line is not quantifiable or predictable because of the variability of future interest rates and business financing requirements. The Line, combined with the fixed-rate $71,000 loan with GE Capital Corporation, provides the Company with a maximum borrowing capacity of $211,000. The Company does not enter into derivative or interest rate transactions for speculative purposes.

    The following table presents the aggregate maturities and historical cost amounts of the fixed debt principal and interest rates by maturity dates at December 31, 1999:

                 MATURITY DATE           FIXED RATE DEBT                 INTEREST RATE

                     2000                      $   1,103                        7.375%
                     2001                          1,187                        7.375%
                     2002                          1,278                        7.375%
                     2003                          1,376                        7.375%
                     2004                          1,480                        7.375%
                  Thereafter                      63,551                        7.375%
                                               ---------                        ------
                                               $  69,975                        7.375%
                                               =========                        ======


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


PART III

ITEM 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   Information on the Company's directors is incorporated by reference from pages 5 and 6, "Proposal 1 - Election of Directors", in the Company's Proxy Statement to be filed with respect to the Annual Meeting of Shareholders to be held May 9, 2000. Information on the Company's executive officers is included under the caption "Executive Officers of the Registrant" on pages 7 and 8 of this report on Form 10-K.

ITEM 11.     EXECUTIVE COMPENSATION

   This information is incorporated by reference from pages 8 through 12, "Executive Compensation", in the Company's Proxy Statement to be filed with respect to the Annual Meeting of Shareholders to be held May 9, 2000.

ITEM 12.     SHARE OWNERSHIP OF MANAGEMENT AND CERTAIN BENEFICIAL OWNERS

   This information is incorporated by reference from pages 2 through 4, "Share Ownership of Management and Certain Beneficial Owners", in the Company's Proxy Statement to be filed with respect to the Annual Meeting of Shareholders to be held May 9, 2000.

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   This information is incorporated by reference from page 14, "Certain Relationships and Related Transactions", in the Company's Proxy Statement to be filed with respect to the Annual Meeting of Shareholders to be held May 9, 2000.

PART IV

ITEM 14.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 10-K

(a) FINANCIAL STATEMENTS AND SCHEDULES. The financial statements and schedules listed below are included in this report.



Financial Statements and Schedules                                                                          Form 10-K Page
----------------------------------                                                                          --------------

WINSTON HOTELS, INC.:
---------------------

Report of Independent Accountants                                                                                 28
Consolidated Balance Sheets as of December 31, 1999 and 1998                                                      29
Consolidated Statements of Income for the years ended December 31, 1999, 1998 and 1997                            30
Consolidated Statements of Shareholders' Equity for the years ended December 31,
   1999, 1998 and 1997                                                                                            31
Consolidated Statements of Cash Flows for the years ended December 31,
   1999, 1998 and 1997                                                                                            32
Notes to Consolidated Financial Statements                                                                        33
Schedule III - Real Estate and Accumulated Depreciation as of December 31, 1999                                   42
Notes to Schedule III                                                                                             44

CAPSTAR WINSTON COMPANY, L.L.C.:
--------------------------------

Independent Auditors' Report                                                                                      45
Balance Sheets as of December 31, 1999 and 1998                                                                   46
Statements of Operations for the years ended December 31, 1999 and 1998 and the period
    from October 15, 1997 (date of inception) through December 31, 1997                                           47
Statements of Members' Capital for the years ended December 31, 1999 and 1998
    and the period from October 15, 1997 (date of inception) through December 31, 1997                            48
Statements of Cash Flows for the years ended December 31, 1999 and
    1998 and the period from October 15, 1997 (date of inception) through December 31, 1997                       49
Notes to Financial Statements                                                                                     50

WINSTON HOSPITALITY, INC.:
--------------------------

Report of Independent Accountants                                                                                 53
Statement of Income for the ten months ended October 31, 1997                                                     54
Statement of Shareholders' Equity for the ten months ended October 31, 1997                                       54
Statement of Cash Flows for the ten months ended October 31, 1997                                                 55
Notes to Financial Statements                                                                                     56


(B) REPORTS ON FORM 8-K. No reports on Form 8-K were filed during the fourth quarter of 1999.

(c) EXHIBITS. The exhibits required by Item 601 of Regulation S-K are listed below. Management contracts or compensatory plans are filed as Exhibits 10.9, 10.12, 10.13 and 10.16.


         Exhibit           Description
         -------           -----------

         3.1(10)           Restated Articles of Incorporation

         3.2(1)            Amended and Restated Bylaws

         4.1(1) Specimen certificate for Common Stock, $0.01 par value per share

         4.2(4)            Specimen certificate for 9.25% Series A Cumulative
                           Preferred Stock

         4.3(10)           Restated Articles of Incorporation

         4.4(1)            Amended and Restated Bylaws

         10.1(3)           Second Amended and Restated Agreement of Limited
                           Partnership of WINN Limited Partnership

         10.2(4)           Amendment No. 1 dated September 11, 1997 to Second
                           Amended and Restated Agreement of Limited
                           Partnership of WINN Limited Partnership

         10.3(6)           Amendment No. 2 dated December 31, 1997 to Second
                           Amended and Restated Agreement of Limited
                           Partnership of WINN Limited Partnership

         10.4              Amendment No. 3 dated September 14, 1998 to Second
                           Amended and Restated Agreement of Limited
                           Partnership of WINN Limited Partnership

         10.5(11)          Amendment No. 4 dated October 1, 1999 to Second
                           Amended and Restated Agreement of Limited Partnership of WINN Limited Partnership

         10.6(2)           Form of Percentage Leases

         10.7(5) First Amendment to Lease dated November 17, 1997 between WINN Limited Partnership and CapStar
                           Winston Company, L.L.C.

         10.8(5) First Amendment to Lease dated November 24, 1997 between WINN Limited Partnership and CapStar
                           Winston Company, L.L.C.

         10.9(1)           Winston Hotels, Inc. Directors' Stock Incentive Plan

         10.10(2)          Limitation of Future Hotel Ownership and Development
                           Agreement

         10.11(5)          Guaranty dated November 17, 1997 between CapStar Hotel
                           Company, WINN Limited Partnership and Winston Hotels,
                           Inc.

         10.12(6) Employment Agreement, dated July 31, 1997, by and between Kenneth R. Crockett and Winston Hotels, Inc.

         10.13(7)          Winston Hotels, Inc. Stock Incentive Plan as amended
                           May 1998

         10.14(8)          Loan Agreement by and between Winston SPE LLC and CMF
                           Capital Company LLC dated November 3, 1998

         10.15(8) Promissory note dated November 3, 1998 by and between Winston SPE LLC and CMF Capital Company, LLC

       10.16(9)             Winston Hotels, Inc. Executive Deferred Compensation Plan

       10.17(9)             Credit Agreement, dated as of January 15, 1999, among
                            Wachovia Bank, N.A., Branch Banking and Trust
                            Company, SouthTrust Bank, N.A., Centura Bank, Winston
                            Hotels, Inc., WINN Limited Partnership and Wachovia
                            Bank, N.A. as Agent (the "Credit Agreement")

       10.18(9)             Promissory Note, dated as of January 15, 1999, from
                            Winston Hotels, Inc. and WINN Limited Partnership to
                            Wachovia Bank, N.A. for the principal sum of $60,000,000 pursuant to the Credit Agreement

       10.19(9)             Promissory Note, dated as of January 15, 1999, from
                            Winston Hotels, Inc. and WINN Limited Partnership to
                            Branch Banking and Trust Company for the principal sum of $40,000,000 pursuant to the Credit Agreement

       10.20(9)             Promissory Note, dated as of January 15, 1999, from
                            Winston Hotels, Inc. and WINN Limited Partnership to
                            SouthTrust Bank, N.A. for the principal sum of $25,000,000 pursuant to the Credit Agreement

       10.21(9)             Promissory Note, dated as of January 15, 1999, from
                            Winston Hotels, Inc. and WINN Limited Partnership to
                            Centura Bank for the principal sum of $15,000,000 pursuant to the Credit Agreement

       10.22(9)             Form of Deed of Trust, Assignment of Rents, Security
                            Agreement and Financing Statement used to secure certain obligations under the Credit Agreement (not including certain variations existing in the different states where the properties are located)

       21.1                 Subsidiaries of the Registrant

       23.1                 Consent of Independent Accountants
                            (PricewaterhouseCoopers LLP)

       23.2                 Accountants' Consent (KPMG LLP)

       24.1                 Powers of Attorney

       27.1                 Financial Data Schedule (for SEC use only)

       99.1                 Risk Factors

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

(3) Exhibit to the Company's report on Form 8-K as filed with the Securities and Exchange Commission on July 24, 1997 and incorporated herein by reference.

(4) Exhibits to the Company's report on Form 8-K as filed with the Securities and Exchange Commission on September 15, 1997 and incorporated herein by reference.

(5) Exhibits to the Company's report on Form 8-K as filed with the Securities and Exchange Commission on December 10, 1997 and incorporated herein by reference.

(6) Exhibits to the Company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 27, 1998 and as amended by Form 10-K/A filed with the Securities and Exchange Commission on April 1, 1998.

(7) Exhibit to the Company's Registration Statement on Form S-8 as filed with the Securities and Exchange Commission on July 29, 1998 (Registration No. 333-60079) and incorporated herein by reference.

(8) Exhibits to the Company's Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on November 16, 1998 and as amended on Form 10-Q/A filed with the Securities and Exchange Commission on February 23, 1999 and incorporated herein by reference.

(9) Exhibits to the Company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 25, 1999 and incorporated herein by reference.

(10) Exhibit to the Company's Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on August 4, 1999 and incorporated herein by reference.

(11) Exhibit to the Company's Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on November 13, 1999 and incorporated herein by reference.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             WINSTON HOTELS, INC.

                             By:  /s/ Robert W. Winston, III
                                 ---------------------------
                                Robert W. Winston, III
                                Chief Executive Officer

                             Date:  March 17, 2000

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


Signature                                            Title                                         Date
---------                                            -----                                         ----

*                                                    Chairman of the Board of Directors            March 17, 2000
--------------------------------------------
Charles M. Winston

/s/ Robert W. Winston, III                           Chief Executive Officer and Director          March 17, 2000
--------------------------------------------         (Principal Executive Officer)
Robert W. Winston, III

/s/ James D. Rosenberg                               President, Chief Operating Officer and        March 17, 2000
--------------------------------------------         Secretary
James D. Rosenberg

/s/ Joseph V. Green                                  Executive Vice President and Chief            March 17, 2000
--------------------------------------------         Financial Officer
Joseph V. Green

/s/ Brent V. West                                    Vice President of Finance and Controller      March 17, 2000
--------------------------------------------
Brent V. West

*                                                    Director                                      March 17, 2000
--------------------------------------------
Edwin B. Borden

*                                                    Director                                      March 17, 2000
--------------------------------------------
Thomas F. Darden, II

*                                                    Director                                      March 17, 2000
--------------------------------------------
Richard L. Daugherty

*                                                    Director                                      March 17, 2000
--------------------------------------------
James H. Winston

*                                                    Director                                      March 17, 2000
--------------------------------------------
David C. Sullivan


*By /s/ Robert W. Winston, III
   -----------------------------------------
   Robert W. Winston, III, Attorney-in-Fact

*By /s/ James D. Rosenberg
   -----------------------------------------
   James D. Rosenberg, Attorney-in-Fact

                       REPORT OF INDEPENDENT ACCOUNTANTS




The Board of Directors and Shareholders
Winston Hotels, Inc.


In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of shareholders' equity and of cash flows present fairly, in all material respects, the consolidated financial position of Winston Hotels, Inc. as of December 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1999, in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedule of Winston Hotels, Inc. as listed on the index and included in this Form 10-K, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.



/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Raleigh, North Carolina

January 21, 2000

                              WINSTON HOTELS, INC.
                           CONSOLIDATED BALANCE SHEETS
                        AS OF DECEMBER 31, 1999 AND 1998
                   ($ IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                          ASSETS

                                                                                              1999                1998
                                                                                           ---------           ---------

Investment in hotel properties:
     Land                                                                                  $  42,704           $  42,449
     Buildings and improvements                                                              364,481             355,807
     Furniture and equipment                                                                  38,348              32,296
                                                                                           ---------           ---------
          Operating properties                                                               445,533             430,552
     Less accumulated depreciation                                                            58,366              37,920
                                                                                           ---------           ---------
                                                                                             387,167             392,632
     Properties under development                                                              1,703               5,229
                                                                                           ---------           ---------
          Net investment in hotel properties                                                 388,870             397,861
Corporate FF&E, net                                                                              871                 294
Cash and cash equivalents                                                                         28                  33
Lease revenue receivable                                                                       7,611               7,653
Deferred expenses, net                                                                         4,072               3,376
Prepaid expenses and other assets                                                              4,619               2,939
                                                                                           ---------           ---------

                     Total assets                                                          $ 406,071           $ 412,156
                                                                                           =========           =========


                                             LIABILITIES AND SHAREHOLDERS' EQUITY

Long-term debt                                                                             $  69,975           $  71,000
Due to banks                                                                                 104,500             102,085
Accounts payable and accrued expenses                                                          5,490               3,969
Distributions payable                                                                          6,806               6,789
Minority interest in Partnership                                                              10,222              14,888
                                                                                           ---------           ---------
                     Total liabilities                                                       196,993             198,731
                                                                                           ---------           ---------

Shareholders' equity:
     Preferred stock, $.01 par value, 10,000,000 shares authorized, 3,000,000 shares issued and outstanding (liquidation preference of $76,734)
                                                                                                  30                  30
     Common stock, $.01 par value, 50,000,000 shares authorized, 16,813,823
       and 16,313,980 shares issued and outstanding                                              168                 163
     Additional paid-in capital                                                              229,106             224,757
     Unearned compensation                                                                      (524)               (310)
     Distributions in excess of earnings                                                     (19,702)            (11,215)
                                                                                           ---------           ---------
                     Total shareholders' equity                                              209,078             213,425
                                                                                           ---------           ---------

                     Total liabilities and shareholders' equity                            $ 406,071           $ 412,156
                                                                                           =========           =========



    The accompanying notes are an integral part of the financial statements.

                              WINSTON HOTELS, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                  1999             1998             1997
                                                                -------          -------          -------

Revenue:
     Percentage lease revenue                                   $61,877          $54,700          $35,868
     Interest and other income                                      433              249              234
                                                                -------          -------          -------
         Total revenue                                           62,310           54,949           36,102
                                                                -------          -------          -------

Expenses:
     Real estate taxes and property and casualty
       insurance                                                  5,996            5,017            2,702
     General and administrative                                   4,236            3,889            2,095
     Interest                                                    12,513            8,314            2,648
     Depreciation                                                20,565           16,389           10,064
     Amortization                                                   834              465              520
                                                                -------          -------          -------
         Total expenses                                          44,144           34,074           18,029
                                                                -------          -------          -------
         Income before loss on sale of property and
           allocation to minority interest                       18,166           20,875           18,073

Loss on sale of property                                            239               --               --
                                                                -------          -------          -------

Income before allocation to minority interest                    17,927           20,875           18,073
Income allocation to minority interest                            1,026            1,349            1,329
                                                                -------          -------          -------

         Net income                                              16,901           19,526           16,744
Preferred stock distribution                                      6,938            6,938            2,100
                                                                -------          -------          -------

Net income applicable to common shareholders                    $ 9,963          $12,588          $14,644
                                                                =======          =======          =======

Earnings per share:
     Net income per common share                                $  0.61          $  0.77          $  0.92
                                                                =======          =======          =======

     Net income per common share assuming dilution              $  0.61          $  0.77          $  0.91
                                                                =======          =======          =======

     Weighted average number of common shares                    16,467           16,286           15,990
                                                                =======          =======          =======

     Weighted average number of common shares assuming
       dilution                                                  18,108           18,040           17,555
                                                                =======          =======          =======



    The accompanying notes are an integral part of the financial statements.

                              WINSTON HOTELS, INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)




                                              COMMON STOCK   PREFERRED STOCK  ADDITIONAL               DISTRIBUTIONS     TOTAL
                                            ---------------- ----------------  PAID-IN     UNEARNED    IN EXCESS OF   SHAREHOLDERS'
                                            SHARES   DOLLARS SHARES   DOLLARS  CAPITAL   COMPENSATION    EARNINGS        EQUITY
                                            ------   ------- ------   ------- ---------- ------------  -------------  -------------

Balances at December 31, 1996               15,799    $158       --     $--    $145,216    $   (181)     $  (3,380)     $ 141,813

Issuance of shares                             395       4    3,000      30      76,451          --             --         76,485
Adjustment to minority interest                 --      --       --      --       1,760          --             --          1,760
Distributions ($1.08 per common share)          --      --       --      --          --          --        (17,287)       (17,287)
Distributions ($0.70 per preferred share)       --      --       --      --          --          --         (2,100)        (2,100)
Unearned compensation amortization              --      --       --      --          --          75             --             75
Net income                                      --      --       --      --          --          --         16,744         16,744
                                            ------    ----    -----     ---    --------    --------      ---------      ---------
Balances at December 31, 1997               16,194     162    3,000      30     223,427        (106)        (6,023)       217,490

Issuance of shares                             120       1       --      --       1,137        (401)            --            737
Adjustment to minority interest                 --      --       --      --         193          --             --            193
Distributions ($1.09 per common share)          --      --       --      --          --          --        (17,780)       (17,780)
Distributions ($2.31 per preferred share)       --      --       --      --          --          --         (6,938)        (6,938)
Unearned compensation amortization              --      --       --      --          --         197             --            197
Net income                                      --      --       --      --          --          --         19,526         19,526
                                            ------    ----    -----     ---    --------    --------      ---------      ---------
Balances at December 31, 1998               16,314     163    3,000      30     224,757        (310)       (11,215)       213,425

Issuance of shares primarily for
     redemption of partnership units           500       5       --      --       4,398        (535)            --          3,868
Stock Registration fees                         --      --       --      --         (49)         --             --            (49)

Distributions ($1.12 per common share)          --      --       --      --          --          --        (18,450)       (18,450)
Distributions ($2.31 per preferred share)       --      --       --      --          --          --         (6,938)        (6,938)
Unearned compensation amortization              --      --       --      --          --         321             --            321
Net income                                      --      --       --      --          --          --         16,901         16,901
                                            ------    ----    -----     ---    --------    --------      ---------      ---------
Balances at December 31, 1999               16,814    $168    3,000     $30    $229,106    $   (524)     $ (19,702)     $ 209,078
                                            ======    ====    =====     ===    ========    ========      =========      =========

    The accompanying notes are an integral part of the financial statements.

                              WINSTON HOTELS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1999, 1998 AND 1997
                                ($ IN THOUSANDS)


                                                                                      1999               1998               1997
                                                                                   ---------           --------           --------
Cash flows from operating activities:
   Net income                                                                      $  16,901           $ 19,526           $ 16,744
      Adjustments to reconcile net income to net cash provided by operating activities:
         Minority interest                                                             1,026              1,349              1,329
         Depreciation                                                                 20,565             16,389             10,064
         Amortization                                                                    834                465                520
         Unearned compensation amortization                                              321                197                 75
         Loss of sale on property                                                        239                 --                 --
      Changes in assets and liabilities:
         Lease revenue receivable                                                         42             (1,971)            (1,071)
         Prepaid expenses and other assets                                            (1,497)            (1,792)              (461)
         Accounts payable and accrued expenses                                         1,521                442                611
                                                                                   ---------           --------           --------
                  Net cash provided by operating activities                           39,952             34,605             27,811
                                                                                   ---------           --------           --------

Cash flows from investing activities:
   Prepaid acquisition costs and other assets                                           (183)              (448)              (408)
   Deferred acquisition costs                                                            (85)                --                (64)
   Sale of land parcel                                                                 3,789                445                 --
   Investment in hotel properties                                                    (16,179)          (135,395)           (81,877)
                                                                                   ---------           --------           --------
                  Net cash used in investing activities                              (12,658)          (135,398)           (82,349)
                                                                                   ---------           --------           --------

Cash flows from financing activities:
   Purchase of interest rate protection agreements                                       (57)                --                (69)
   Fees paid to register additional common shares                                        (49)               (45)                --
   Fees paid in connection with new financing facilities                              (1,388)            (2,125)               (16)
   Proceeds from GE Capital Corporation loan                                              --             71,000                 --
   Proceeds from various demand notes                                                     --             34,385                 --
   Net proceeds from issuance of common stock                                             --                600                200
   Net proceeds from issuance of preferred stock                                          --                 --             71,506
   Payment of distributions to shareholders                                          (25,248)           (24,886)           (16,789)
   Payment of distributions to minority interest                                      (1,947)            (1,886)            (1,645)
   Long Term Debt payments                                                            (1,025)                --                 --
   Net increase in line of credit borrowing                                            2,415             23,619              1,281
                                                                                   ---------           --------           --------
                  Net cash provided by (used in) financing activities                (27,299)           100,662             54,468
                                                                                   ---------           --------           --------

Net decrease in cash and cash equivalents                                                 (5)              (131)               (70)
                                                                                          33                164                234
                                                                                   ---------           --------           --------
Cash and cash equivalents at end of period                                         $      28           $     33           $    164
                                                                                   =========           ========           ========

Supplemental disclosure:
         Cash paid for interest                                                    $  12,339           $  9,575           $  4,044
                                                                                   =========           ========           ========

Summary of non-cash investing and financing activities:
   Distributions declared but not paid                                             $   6,806           $  6,789           $  6,950
   Investment in hotel properties payable                                                 --                 --              1,134
    Issuance of shares in exchange for partnership units                               3,868                151              4,799
    Issuance of units in exchange for hotel properties                                    --                 --             11,287
    Adjustment to minority interest due to follow-on offerings and issuance of partnership units in connection with the acquisition
         of hotel properties                                                              --                193              1,760

    The accompanying notes are an integral part of the financial statements.

                              WINSTON HOTELS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ($ IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

1. ORGANIZATION:

   Winston Hotels, Inc. ("WHI") operates so as to qualify as a real estate investment trust ("REIT") for federal income tax purposes. During 1994, WHI completed an initial public offering ("IPO") of $0.01 par value common stock ("Common Stock"), utilizing the majority of the proceeds to acquire one hotel and a general partnership interest (as the sole general partner) in WINN Limited Partnership (the "Partnership"). The Partnership used a substantial portion of the proceeds to acquire nine hotel properties (collectively the ten hotels are the "Initial Hotels"). The Initial Hotels were acquired from affiliates of WHI. WHI and the Partnership (collectively the "Company") began operations as a REIT on June 2, 1994.

   During 1995 and 1996, WHI completed follow-on Common Stock offerings, as well as a Preferred Stock offering in September 1997, and invested the net proceeds from these offerings in the Partnership. The Partnership utilized the proceeds to acquire 28 additional hotel properties. During 1998, the Company added 13 additional properties to its portfolio, five of which were internally developed (see Note 4). As of December 31, 1999, WHI's ownership in the Partnership was 92.83% (see Note 7). As of December 31, 1999, the Company owned 51 hotel properties (the "Current Hotels"), in 13 states, having an aggregate of 6,904 rooms. 49 of the Current Hotels were leased, pursuant to separate percentage operating lease agreements (the "Percentage Leases"), to CapStar Winston Company, L.L.C. ("CapStar Winston"), one was leased to Bristol Hotels and Resorts, Inc. and one was leased to Prime Hospitality Corp.

   Prior to November 17, 1997, 38 of the Current Hotels were leased pursuant to the Percentage Leases to Winston Hospitality, Inc. On November 17, 1997 and November 24, 1997, CapStar Management Company, L.P. purchased substantially all of the assets and assumed certain liabilities of Winston Hospitality, Inc., including the 38 then existing leases. Concurrent with this transaction, the leases were assigned to CapStar Winston, an affiliate of CapStar Management Company, L.P., and the terms of the leases were extended to 15 years from the date of the transaction.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

   Principles of Consolidation. The consolidated financial statements include the accounts of WHI and the Partnership. All significant inter-company balances and transactions have been eliminated.

   Investment in Hotel Properties. Hotel properties are recorded at cost and are depreciated using the straight-line method over estimated useful lives of the assets of 5 and 30 years for furniture, fixtures and equipment, and buildings and improvements, respectively. Upon disposition, both the assets and accumulated depreciation accounts are relieved and the related gain or loss is credited or charged to the income statement. Repairs and maintenance of hotel properties are paid by the lessees.

   The Company evaluates long-lived assets for potential impairment by analyzing the operating results, trends and prospects for the Company and considering any other events and circumstances which might indicate potential impairment.

   Cash and Cash Equivalents. All highly liquid investments with a maturity of three months or less when purchased are considered to be cash equivalents.

   Revenue Recognition and Impact of Recently Issued Accounting Standards to be Adopted in 2000. In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101") which provides guidance on revenue recognition. SAB 101 is effective for fiscal years beginning after December 15, 1999. SAB 101 requires that a lessor not recognize contingent rental income until annual specified hurdles have been achieved by the lessee. During 1999 and prior years, the Company has recognized contingent rentals throughout the year since it was considered probable that the lessee would exceed the annual specified hurdles. The Company has reviewed the terms of its Percentage Leases and has determined that the provisions of SAB 101 materially impact the Company's revenue recognition on an interim basis, effectively deferring the recognition of revenue from its Percentage Leases from the first and second quarters of the calendar year to the third and fourth quarters. SAB 101 will impact the Company's revenue recognition on an annual basis, although to a much lesser degree, as seven of the Company's Percentage Leases have fiscal year ends which differ from the Company's calendar year end. SAB 101 will have no impact on the Company's interim or annual cash flow from its third party lessees, and therefore on its ability to pay dividends. The Company will account for SAB 101 as a change in accounting principle effective January 1, 2000.

Deferred Expenses. Included in deferred expenses are franchise fees, loan costs, acquisition costs and disposition costs which are recorded at cost. Amortization of franchise fees is computed using the straight-line method over ten years. Amortization of loan costs is computed using the straight-line method over the period of the related debt facility. Acquisition costs are either capitalized to properties when purchased, or expensed. Disposition costs are netted against the proceeds from the sale of properties to determine gain or loss on the sale.

   Minority Interest in Partnership. Certain hotel properties have been acquired, in part, by the Partnership, through the issuance of limited partnership units of the Partnership. The equity interest in the Partnership created by these transactions represents the Company's minority interest liability. The Company's minority interest liability is: (i) increased or decreased by its pro-rata share of the net income or net loss, respectively, of the Partnership; (ii) decreased by distributions; (iii) decreased by redemption of partnership units for WHI's Common Stock; and (iv) adjusted to equal the net equity of the Partnership multiplied by the limited partners' ownership percentage immediately after each issuance of units of the Partnership and/or Common Stock of the Company through an adjustment to additional paid-in capital.

   Earnings Per Share. Net income per common share is computed by dividing net income applicable to common shareholders by the weighted-average number of common shares outstanding during the period. Net income per common share assuming dilution is computed by dividing net income applicable to common shareholders plus income allocated to minority interest by the weighted-average number of common shares assuming dilution during the period. Weighted average number of common shares assuming dilution includes common shares and dilutive common share equivalents, primarily redeemable limited partnership units and stock options (see Notes 7 and 9).

   Distributions. WHI's ability to pay regular quarterly distributions is dependent upon receipt of distributions from the Partnership, which in turn is dependent upon the results of operations of the Company's properties. Distributions declared on WHI's Common Stock in 1999, 1998 and 1997 are considered to be approximately 10%, 2%, and 4% return of capital, respectively, for federal income tax purposes.

   Income Taxes. The Company qualifies as a REIT under Sections 856 to 860 of the Internal Revenue Code and therefore no provision for federal income taxes has been reflected in the financial statements.

   Earnings and profits, which determine the taxability of distributions to shareholders, differ from net income reported for financial reporting purposes due to the differences for federal tax purposes in the estimated useful lives used to compute depreciation and the carrying value (basis) of the investment in hotel properties. Additionally, certain costs associated with the Company's equity offerings are treated differently for federal tax purposes than for financial reporting purposes. At December 31, 1999, the net tax basis of the Company's assets and liabilities was approximately $11,196 less than the amounts reported in the accompanying consolidated financial statements.

   For federal income tax purposes, 1999 distributions amounted to $1.12 per common share, ten percent of which is considered a return of capital.

   Concentration of Credit Risk. The Company places cash deposits at federally insured depository institutions. At December 31, 1999, bank account balances exceeded federal depository insurance limits by approximately $1,139.

   Reclassifications. Certain reclassifications have been made to the 1998 and 1997 financial statements to conform with the 1999 presentation. These reclassifications have no effect on net income or shareholders' equity previously reported.

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

3. DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS:

   The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

   Cash and cash equivalents:       the carrying amount approximates fair value.
   Interest rate cap agreement:     the fair value is estimated by obtaining
                                    quotes from brokers.
   Long-term debt:                  the fair value is estimated based on current
                                    rates offered to the Company for debt of
                                    the same remaining maturities.

The estimated fair values of the Company's financial instruments are as follows:


                                                        1999                                1998
                                             --------------------------          ---------------------------
                                             Carrying            Fair            Carrying         Fair Value
                                              Amount            Value             Amount
                                             --------          --------          --------         ----------

Assets:
   Cash and cash equivalents                 $     28          $     28          $     33          $     33
   Interest rate Cap
       In a net receivable position                --               112                --                --
Liabilities:
   Long-term debt                              69,975            64,433            71,000            71,000
   Due to banks                               104,500           104,500           102,085           102,085

4. HOTEL PROPERTIES:

   The Company owned 51 hotels, consisting of 6,904 rooms, as of December 31, 1999. The Company's acquisition of hotel properties for the years 1999, 1998, and 1997 are summarized as follows:


                                           NUMBER OF            NUMBER OF
           YEAR        PURCHASE COST    HOTEL PROPERTIES      ROOMS/SUITES
           ----        -------------    ----------------      ------------

           1997            62,625                7                  1,096
           1998           140,794               13*                 1,803
           1999                --               --                     --
                         --------            -----                  -----

           Total         $203,419               20                  2,899
                         ========            =====                  =====


* Five of the total 13 hotels added in 1998 were internally developed properties.

   All acquisitions were accounted for by the purchase method of accounting and results of operations for these hotels are included in the Consolidated Statements of Income for the period in which they were owned by the Company. The Company made no acquisitions in 1999; therefore the pro forma 1999 results of operations are identical to the actual 1999 results of operations. The following unaudited pro forma 1998 financial information assumes the hotels were acquired as of the later of January 1, 1998 or their date of opening:


                                                                           FOR THE YEAR ENDED DECEMBER 31,
                                                                           -------------------------------
                                                                              ACTUAL         PRO FORMA
                                                                               1999             1998
                                                                             -------         ---------

         Percentage lease and other revenue                                  $62,310          $56,650
                                                                             -------          -------
         Expenses:
            Real estate taxes and property and
             casualty insurance                                                5,996            5,257
            General and administrative                                         4,236            3,898
            Interest                                                          12,513            8,911
            Depreciation                                                      20,565           16,720
            Amortization                                                         834              462
                                                                             -------          -------
              Total expenses                                                  44,144           35,248
                                                                             -------          -------
              Income before loss on sale of property and allocation
                to minority interest                                          18,166           21,402
           Loss on sale of property                                              239               --
                                                                             -------          -------
              Income before allocation to minority interest                   17,927           21,402
          Income allocation to minority interest                               1,026            1,400
          Preferred stock distribution                                         6,938            6,938
                                                                             -------          -------
              Net income applicable to common shareholders                   $ 9,963          $13,064
                                                                             =======          =======

         Net income per common share                                         $  0.61          $  0.80
                                                                             =======          =======

         Net income per common share assuming dilution                       $  0.61          $  0.80
                                                                             =======          =======

         Weighted average number of common shares                             16,467           16,286
                                                                             =======          =======

         Weighted average number of common shares assuming
            dilution                                                          18,108           18,040
                                                                             =======          =======


5. DEFERRED EXPENSES:

    At December 31, 1999 and 1998 deferred expenses consisted of:


                                                 1999            1998
                                                ------          ------

         Franchise fees                         $1,679          $1,617
         Debt facility fees                      3,513           2,125
         Interest rate caps                         58              --
         Registration costs                         --              30
         Acquisition costs                          27              --
         Disposition costs                          25              --
                                                 5,302           3,772
         Less accumulated amortization           1,230             396
                                                ------          ------
         Deferred expenses, net                 $4,072          $3,376
                                                ======          ======

6. DEBT:

   The Company's outstanding debt balance as of December 31, 1999 consisted of amounts due under two separate debt facilities.

   On February 1, 1999, the Company entered into a new three-year $140,000 line of credit agreement (the "New Line") with a group of banks led by Wachovia Bank, N.A. This New Line replaces the Company's previous $125,000 line of credit (the "Previous Line"). The New Line bears interest at rates from LIBOR plus 1.45% to 1.70%, based on the Company's level of total indebtedness. The Company's current rate is LIBOR plus 1.45%. A commitment fee of 0.05% is also payable quarterly on the unused portion of the New Line. The Company used the proceeds from the New Line to pay off the outstanding balances under the Previous Line and under the $45,000 revolving demand note discussed below. The Company has collateralized the New Line with 29 of its Current Hotels, with a carrying value of $219,512 as of December 31, 1999. The New Line requires the Company to maintain certain financial ratios including maximum leverage, minimum interest coverage and minimum fixed charge coverage, as well as certain levels of unsecured and secured debt and tangible net worth.

   On November 3, 1998, the Company closed a $71,000 loan with GE Capital Corporation. The ten-year loan with a 25-year amortization period, bears interest at a fixed rate of 7.375%. Fourteen of the Company's Current Hotels, with a carrying value of $124,407 as of December 31, 1999, serve as collateral for the loan. The Company used the net proceeds from the loan to pay down the then existing line of credit balance. As of December 31, 1999, $69,975 was outstanding. All unpaid principal and interest are due on December 1, 2008. The loan agreement with GE Capital Corporation requires the Company to establish escrow reserves for the purposes of debt service, capital improvements and property taxes and insurance. These reserves, which are held by GE Capital Corporation, totaled $2,523 as of December 31, 1999 and are included in prepaid expenses and other assets on the accompanying consolidated balance sheets.

   On October 30, 1998, the Company signed a $45,000 revolving demand note with Wachovia Bank, N.A. Interest accrued on the note at the prime rate (7.75% as of December 31, 1998). As of December 31, 1998, the Company's outstanding debt balance under its $45,000 revolving demand note totaled $34,385. Six of the Company's Current Hotels served as collateral for the note. The note was paid off in February 1999 with the proceeds from the above mentioned New Line.

   As of December 31, 1999 and 1998 the Company's outstanding debt balance under its New Line and Previous Line totaled $104,500 and $67,700, respectively. Interest on borrowings was generally at LIBOR plus 1.45% and LIBOR plus 1.75% for the two years respectively, and were payable monthly in arrears. As of December 31, 1999 and 1998 the weighted average interest rate on the outstanding balance under the New Line and the Previous Line was 6.84% and 7.56%, respectively. A commitment fee of 0.05% was also paid quarterly on the unused portion of the New Line, and 0.0625% on the unused portion of the Previous Line. During the years ended December 31, 1999, 1998 and 1997, the Company capitalized interest of $163, $1,513 and $1,284 respectively, related to hotels under development or major renovation.

   During 1999, the Company entered into an interest rate cap agreement to eliminate the exposure to increases in 30-day LIBOR over 7.50%, and therefore from its exposure to interest rate increases over 8.95% under its $140,000 line of credit on a principal balance of $25,000 for the period of March 23, 1999 through March 25, 2002. During 1997, the Company entered into an interest rate cap agreement to eliminate the exposure to increases in 90-day LIBOR over 6.25%, and therefore from its exposure to interest rate increases over 8.00% under its previous $125,000 line of credit, on a principal balance of $40,000 for the period June 4, 1997 through June 4, 1998.

7. CAPITAL STOCK:

   On September 11, 1997, WHI issued 3,000,000 shares of 9.25% Series A Cumulative Preferred Stock. Except in the event of certain occurrences, the preferred shares are not redeemable prior to September 28, 2001. On and after such date, the preferred shares will be redeemable for cash at the option of the Company, in whole or in part, at a redemption price of $25 per share, plus unpaid cumulative distributions.

   Pursuant to the Partnership Agreement of the Partnership, the holders of limited partnership units have certain redemption rights (the "Redemption Rights") which enable them to cause the Partnership to redeem their units in the Partnership in exchange for shares of Common Stock on a one-for-one basis or, in certain circumstances, for cash. The number of shares issuable upon exercise of the Redemption Rights will be adjusted upon the occurrence of stock splits, mergers, consolidations or similar pro-rata share transactions, which otherwise would have the effect of diluting the ownership interests of the limited partners or the shareholders of WHI. During 1999, the Partnership redeemed 440,100 units in exchange for 440,100 shares of WHI's Common Stock. As of December 31, 1999, the Partnership had 18,112,303 units outstanding, of which 16,813,823 units were held by WHI.

    On October 29, 1999, the Company's Chief Executive Officer, Robert W. Winston, III, and several members of the Company's Board of Directors purchased an aggregate of 594,950 shares of WHI's Common Stock, or approximately 3.5% of the total shares outstanding as of December 31, 1999.

8. EARNINGS PER SHARE:

   The following is a reconciliation of the net income applicable to common shareholders used in the net income per common share calculation to the net income assuming dilution used in the net income per common share assuming dilution calculation:


                                                                         YEAR ENDED DECEMBER 31,
                                                               -----------------------------------------
                                                                 1999             1998             1997
                                                               -------          -------          -------
         Net income                                            $16,901          $19,526          $16,744
         Less: preferred shares distribution                     6,938            6,938            2,100
                                                               -------          -------          -------
         Net income applicable to common shareholders            9,963           12,588           14,644
         Plus: income allocation to minority interest            1,026            1,349            1,329
                                                               -------          -------          -------
         Net income assuming dilution                          $10,989          $13,937          $15,973
                                                               =======          =======          =======

    The following is a reconciliation of the weighted average shares used in net income per common share to the weighted average shares used in net income per common share - assuming dilution:


                                                                         YEAR ENDED DECEMBER 31,
                                                                --------------------------------------
                                                                 1999            1998            1997
                                                                ------          ------          ------
         Weighted average number of common shares               16,467          16,286          15,990
         Weighted average units with redemption rights           1,629           1,747           1,494
         Stock options                                              12               7              71
                                                                ------          ------          ------
         Weighted average number of common shares
              assuming dilution                                 18,108          18,040          17,555
                                                                ======          ======          ======

9. STOCK INCENTIVE PLAN:

   During 1998, the Company amended the Winston Hotels, Inc. Stock Incentive Plan (the "Plan"). The amendment increased the number of shares of Common Stock that may be issued under the Plan to 1,600,000 shares plus an annual increase to be added as of January 1 of each year, beginning January 1, 1999, equal to the lesser of (i) 500,000 shares; (ii) 8.5% of any increase in the number of authorized and issued shares (on a fully diluted basis) since the immediately preceding January 1; or (iii) a lesser number determined by the Board of Directors. The Plan permits the grant of incentive or nonqualified stock options, stock appreciation rights, stock awards and performance shares to participants. Under the Plan, the exercise price of an option is determined by the Compensation Committee of the Company. In the case of incentive stock options, the exercise price is no less than the market price of the Company's Common Stock on the date of grant and the maximum term of an incentive stock option is ten years. Stock options and stock awards are granted upon approval of the Compensation Committee and generally are subject to vesting over a period of years.

    During 1999 and 1998, the Company granted awards of Common Stock to certain executive officers. The total numbers of shares granted were 20,000 and 25,000, respectively. These shares vest either (i) 25% on the anniversary date over each of the next four years, or (ii) 20% immediately and 20% on the anniversary date over each of the next four years.

   On May 18, 1999, WHI issued 42,000 shares, 7,000 shares each, to six of its Directors. These shares vested 20% immediately and will vest 20% on the anniversary date over each of the next four years. Upon issuing these shares, WHI terminated 3,412 unvested shares previously granted to a then new independent director on January 2, 1998. On May 18, 1999, WHI also issued options to purchase 2,000 shares of WHI Common Stock to six of its Directors. These options were 100% vested on May 18, 1999.

    On June 2, 1994, WHI issued 7,500 shares to each of its five initial independent directors which shares vested at a rate of 1,500 shares per year beginning on June 2, 1994. These shares became fully vested on May 5, 1998. WHI also issued 5,687 shares to a new independent director on January 2, 1998. As noted above, 3,412 unvested shares were terminated on May 18, 1999. Any unvested shares are subject to forfeiture if the director does not remain a director of WHI. Each director is entitled to vote and receive distributions paid on such shares prior to vesting.

   On January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" ("SFAS 123"). As permitted by SFAS 123, no compensation cost has been recognized for options granted under the Plan. Had the fair value method been used to determine compensation cost, the impact on the Company's 1999, 1998 and 1997 net income would have been a decrease of $181, $171, and $57, and a corresponding decrease in net income per Common Share of $0.01, $0.01 and $0.01, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants in 1999, 1998 and 1997: dividend of $1.12, $1.09 and $1.08; expected volatility of 27.8%, 26.2% and 20.8%; risk-free interest rate of 6.5%, 5.5% and 5.5%, respectively, and an expected life of five years for all options. The estimated weighted average fair value per share of the options granted in 1999, 1998 and 1997 were $0.93, $1.21 and $0.31, respectively.

   A summary of the status of stock options granted under the Plan as of December 31, 1999, 1998 and 1997, and changes during the years ended on those dates, is presented below:


                                                1999                               1998                            1997
                                    -------------------------------    -----------------------------   ----------------------------
                                                       WEIGHTED                          WEIGHTED                       WEIGHTED
                                                        AVERAGE                           AVERAGE                        AVERAGE
                                      SHARES         EXERCISE PRICE     SHARES        EXERCISE PRICE    SHARES       EXERCISE PRICE
                                    ----------       --------------    --------       --------------   --------      --------------
Outstanding at beginning of
   year                                798,000           $12.40         436,000           $11.34        401,000           $10.93
Granted                                402,000             8.77         450,000            13.10         55,000            13.88
Exercised                                   --               --         (58,000)           10.33        (20,000)           10.00
Forfeited                             (100,000)           10.50         (30,000)           11.38             --               --
                                    ----------           ------        --------           ------       --------           ------
Outstanding at end of year           1,100,000           $11.25         798,000           $12.40        436,000           $11.34
                                    ==========           ======        ========           ======       ========           ======

Options exercisable at year-end        439,250                          309,250                         254,750
                                    ==========                         ========                        ========

   The following table summarizes information about the Plan at December 31, 1999:


                                               OPTIONS                 OPTIONS
                           EXERCISE          OUTSTANDING             EXERCISABLE                AVERAGE REMAINING
                            PRICE             AT 12/31/99             AT 12/31/99            CONTRACTUAL LIFE (YEARS)
                           --------          ------------            ------------            ------------------------
                            $ 8.75              390,000                  78,000                        9.0
                            $ 9.38               12,000                  12,000                        9.4
                            $10.00               28,000                  28,000                        4.4
                            $11.31               50,000                  50,000                        5.8
                            $11.38               90,000                  67,500                        6.0
                            $12.38               50,000                  20,000                        8.4
                            $12.88               25,000                  18,750                        6.8
                            $13.19              400,000                 137,500                        8.0
                            $13.88               55,000                  27,500                        7.8


10. COMMITMENTS:

   The Company leases its corporate office under a non-cancellable lease. Under the terms of the lease, the Company makes lease payments through February 2005. Commitments for minimum rental payments are as follows:


                                                   AMOUNT
                                                   ------
           Year ended December 31:
                    2000                           $  93
                    2001                             218
                    2002                             215
                    2003                             220
                    2004                             225
                    2005                              28
                                                   -----
                      Total                        $ 999
                                                   =====

    Rental expense for the years ended December 31, 1999, 1998 and 1997 was $177, $102 and $51, respectively.

   The Company has future lease commitments from the lessees through 2013. Minimum future rental payments contractually due to the Company under these non-cancelable operating leases are as follows:


                                                           AMOUNT
                                                          --------
           Year ended December 31:
                    2000                                  $ 33,824
                    2001                                    33,802
                    2002                                    33,802
                    2003                                    33,802
                    2004                                    33,802
                    2005 and thereafter                    276,637
                                                          --------
                      Total                               $445,669
                                                          ========

   Under the terms of the Percentage Leases, the lessees are obligated to pay the Company the greater of base rents or percentage rents. The Company earned minimum base rents of $32,353, $28,033 and $16,114 for the years ended December 31, 1999, 1998, and 1997, respectively, and percentage rents of $29,882, $26,667 and $19,754 for the years ended December 31, 1999, 1998, and 1997, respectively. The percentage rents are based on percentages of gross room revenue and certain food and beverage revenues of the lessees. MeriStar Hospitality Corporation, an affiliate of CapStar Winston, has guaranteed amounts due and payable to the Company under the 49 properties leased by CapStar Winston up to $20,000. The lessees operate the hotel properties pursuant to franchise agreements, which require the payment of fees based on a percentage of hotel revenue. These fees are paid by the lessees.

   Pursuant to the Percentage Leases, the Company reserves 5% of room revenues (7% of gross room, food and beverage revenues from one of its full-service hotels) to fund periodic improvements to the buildings and grounds, and the periodic replacement and refurbishment of furniture, fixtures and equipment.

    For one of the Current Hotels, the Company leases the land under an operating lease which expires on December 31, 2062. Expenses incurred in 1999 related to this land lease totaled $358. Minimum future rental payments contractually due by the Company under this lease are as follows: 2000 - $110, 2001 - $110, 2002 - $110, 2003 - $110, 2004 - $110, 2005 and thereafter -
$6,930.

   In June 1999, the Company entered into a joint venture agreement with Regent Partners, Inc. to jointly develop and own hotel properties. The first hotel to be developed by the joint venture, a full-service 158-room Hilton Garden Inn in Windsor, CT, is scheduled to open during the third quarter of 2000. The Company will own a 49% interest in this joint venture. On June 25, 1999, the Company purchased an irrevocable standby letter of credit from Wachovia Bank, N.A. totaling $3,298, which approximates the Company's future equity investment in the joint venture. The letter of credit is for the benefit of Compass Bank, the construction lender, and can be drawn upon after the earliest to occur of either January 24, 2001 or 30 days after the date of issuance of the certificate of occupancy. The Company paid $73 to obtain the letter of credit, which expires on March 25, 2001. The Company's total investment in this joint venture as of December 31, 1999 was $183, which is included in prepaid expenses and other assets in the accompanying consolidated balance sheets.


11. SUBSEQUENT EVENT:

   On February 15, 2000, the Company sold its Comfort Suites hotel in London, KY. Sales proceeds received by the Company totaled $2,497, resulting in a net loss of $265.


12. QUARTERLY FINANCIAL DATA (UNAUDITED):

   Summarized unaudited quarterly results of operations for the years ended December 31, 1999 and 1998 are as follows:


1999
----                                                               FIRST           SECOND            THIRD           FOURTH
                                                                  -------          -------          -------          -------
Total revenue                                                     $14,748          $17,323          $16,475          $13,764
Total expenses                                                     11,297           11,425           10,851           10,810
                                                                  -------          -------          -------          -------
Income before minority interest                                     3,451            5,898            5,624            2,954
Income allocation to minority interest                                165              400              373               88
                                                                  -------          -------          -------          -------
Income after minority interest                                      3,286            5,498            5,251            2,866
Preferred share distribution                                        1,734            1,734            1,734            1,736
                                                                  =======          =======          =======          =======
Net income applicable to common shareholders
                                                                  $ 1,552          $ 3,764          $ 3,517          $ 1,130
                                                                  =======          =======          =======          =======

Earnings per share:
       Net income per common share                                $  0.10          $  0.23          $  0.21          $  0.07
                                                                  =======          =======          =======          =======
       Net income per common share assuming
         dilution                                                 $  0.10          $  0.23          $  0.21          $  0.07
                                                                  =======          =======          =======          =======


1998
----                                                               FIRST           SECOND            THIRD           FOURTH
                                                                  -------          -------          -------          -------
Total revenue                                                     $10,122          $15,064          $16,305          $13,458
Total expenses                                                      5,448            8,406           10,204           10,016
                                                                  -------          -------          -------          -------
Income before minority interest                                     4,674            6,658            6,101            3,442
Income allocation to minority interest                                297              469              420              163
                                                                  -------          -------          -------          -------
Income after minority interest                                      4,377            6,189            5,681            3,279
Preferred share distribution                                        1,734            1,734            1,735            1,735
                                                                  -------          -------          -------          -------
Net income applicable to common shareholders
                                                                  $ 2,643          $ 4,455          $ 3,946          $ 1,544
                                                                  =======          =======          =======          =======

Earnings per share:
       Net income per common share                                $  0.16          $  0.27          $  0.24          $  0.09
                                                                  =======          =======          =======          =======
       Net income per common share assuming
         dilution                                                 $  0.16          $  0.27          $  0.24          $  0.09
                                                                  =======          =======          =======          =======

                             WINSTON HOTELS, INC.
            SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                            AS OF DECEMBER 31, 1999
                               ($ IN THOUSANDS)

                                       --------------------------------------------------------------------------------
                                                                  Cost Capitalized             Gross Amounts
                                                                   Subsequent to                  Carried
                                            Initial Cost            Acquisition              at Close of Period
                                       ------------------------ --------------------  ---------------------------------
                                                 Buildings and         Buildings and          Buildings and
Description              Encumbrances    Land    Improvements   Land   Improvements    Land   Improvements      Total
----------------------- -------------- --------- -------------- ----   -------------  ------- -------------   ---------
Hampton Inn
  Boone, NC                   *         $   264    $   2,750    $  7      $    471    $  271    $   3,221     $  3,492
Hampton Inn
  Brunswick, GA               *             716        3,887      --           549       716        4,436        5,152
Hampton Inn
  Cary, NC                    *             613        4,596      --           619       613        5,215        5,828
Hampton Inn
  Charlotte, NC               #             833        3,609      32           206       865        3,815        4,680
Hampton Inn
  Chester, VA                 *             461        2,238      --           117       461        2,355        2,816
Hampton Inn
  Duncanville, TX             *             480        2,689      25           562       505        3,251        3,756
Hampton Inn
  Durham, NC                                634        4,582      --           667       634        5,249        5,883
Hampton Inn & Suites
  Gwinnett, GA                #             557        6,959      16             5       573        6,964        7,537
Hampton inn
  Hilton Head, SC             *             310        3,969      --           713       310        4,682        4,992
Hampton Inn
  Jacksonville, NC            *             473        4,140      --           347       473        4,487        4,960
Hampton Inn
  Las Vegas, NV               *             856        7,945      --            19       856        7,964        8,820
Hampton Inn
  Perimeter , GA              #             914        6,293      --           118       914        6,411        7,325
Hampton Inn
  Raleigh, NC                 #             697        5,955      --          1082       697        7,037        7,734
Hampton Inn
  Southern Pines              *             614        4,280      --           780       614        5,060        5,674
Hampton Inn
  Southlake, GA               *             680        4,065      14           498       694        4,563        5,257
Hampton Inn
  W. Springfield, MA          #             916        5,253       5           554       921        5,807        6,728
Hampton Inn
  White Plains, NY            #           1,382       10,763      --           231     1,382       10,994       12,376
Hampton Inn
  Wilmington, NC              *             460        3,208       2           428       462        3,636        4,098
Comfort Inn
  Augusta, GA                               404        3,541      --           329       404        3,870        4,274
Comfort Inn
  Charleston, SC              #             438        5,853      11           869       449        6,722        7,171
Comfort Inn
  Chester, VA                 *             661        6,447      --           306       661        6,753        7,414
Comfort Inn
  Clearwater, FL              *             532        3,436       3           789       535        4,225        4,760

                         ----------------------------------------------------------
                                                                      Life Upon
                                                                         Which
                          Accumulated    Net Book Value             Depreciation in
                          Depreciation   Land, Building              Latest Income
                          Buildings and       and         Date of    Statement is
Description               Improvements   Improvements   Acquisition    Computed
-----------------------   -------------  -------------- ----------- ---------------
Hampton Inn
  Boone, NC                  $     748      $   2,744      6/2/94         30
Hampton Inn
  Brunswick, GA                    888          4,264      6/2/94         30
Hampton Inn
  Cary, NC                       1,100          4,728      6/2/94         30
Hampton Inn
  Charlotte, NC                    758          3,922      6/2/94         30
Hampton Inn
  Chester, VA                      392          2,424     11/29/94        30
Hampton Inn
  Duncanville, TX                  440          3,316      5/7/96         30
Hampton Inn
  Durham, NC                     1,110          4,773      6/2/94         30
Hampton Inn & Suites
  Gwinnett, GA                     794          6,743     7/18/96         30
Hampton inn
  Hilton Head, SC                  888          4,104     11/29/94        30
Hampton Inn
  Jacksonville, NC                 942          4,018      6/2/94         30
Hampton Inn
  Las Vegas, NV                    420          8,400     5/20/98         30
Hampton Inn
  Perimeter , GA                   721          6,604     7/19/96         30
Hampton Inn
  Raleigh, NC                    1,248          6,486     5/18/95         30
Hampton Inn
  Southern Pines                 1,051          4,623      6/2/94         30
Hampton Inn
  Southlake, GA                    964          4,293      6/2/94         30
Hampton Inn
  W. Springfield, MA               496          6,232     7/14/97         30
Hampton Inn
  White Plains, NY                 795         11,581     10/29/97        30
Hampton Inn
  Wilmington, NC                   818          3,280      6/2/94         30
Comfort Inn
  Augusta, GA                      681          3,593     5/18/95         30
Comfort Inn
  Charleston, SC                 1,123          6,048     5/18/95         30
Comfort Inn
  Chester, VA                    1,218          6,196     11/29/94        30
Comfort Inn
  Clearwater, FL                   735          4,025     5/18/95         30

                                       --------------------------------------------------------------------------------
                                                                  Cost Capitalized             Gross Amounts
                                                                   Subsequent to                  Carried
                                            Initial Cost            Acquisition              at Close of Period
                                       ------------------------ --------------------  ---------------------------------
                                                 Buildings and         Buildings and          Buildings and
Description              Encumbrances    Land    Improvements   Land   Improvements    Land   Improvements      Total
----------------------- -------------- --------- -------------- ----   -------------  ------- -------------   ---------
Comfort Inn
  Durham, NC                  *             947        6,208      35           408       982        6,616        7,598
Comfort Inn
  Fayetteville, NC                        1,223        8,047       4           701     1,227        8,748        9,975
Comfort Inn
  Greenville, SC                            871        3,551      15         1,306       886        4,857        5,743
Comfort Suites
  London, KY                                345        2,170      --           432       345        2,602        2,947
Comfort Inn
   Raleigh, NC                              459        4,075       8           659       467        4,734        5,201
Comfort Inn
  Wilmington, NC                            532        5,889       9           734       541        6,623        7,164
Comfort Suites
  Orlando, FL                 #           1,357       10,180      --           402     1,357       10,582       11,939
Homewood Suites
  Alpharetta, GA              *             985        6,621       1           457       986        7,078        8,064
Homewood Suites
  Cary, NC                    #           1,010       12,367       9           191     1,019       12,558       13,577
Homewood Suites
  Clear Lake, TX              #             879        5,978      --            44       879        6,022        6,901
Homewood Suites
  Durham, NC                  *           1,074        6,136      12           583     1,086        6,719        7,805
Homewood Suites
  Lake Mary, FL               *             871        6,987       4           253       875        7,240        8,115
Homewood Suites
  Phoenix, AZ                 *           1,402        9,763      21            23     1,423        9,786       11,209
Homewood Suites
  Raleigh, NC                 *           1,008       10,076       1           413     1,009       10,489       11,498
Holiday Inn Express
  Abingdon, VA                              918        2,263      --           391       918        2,654        3,572
Holiday Inn Express
  Clearwater, FL              *             510        5,854      --           851       510        6,705        7,215
Holiday Inn Select
  Dallas, TX                  *           1,060       13,615       3         2,826     1,063       16,441       17,504
Holiday Inn
  Secaucus, NJ                *              --       13,699      --         1,025        --       14,724       14,724
Holiday Inn
   Tinton Falls, NJ           *           1,261        4,337       3         2,791     1,264        7,128        8,392
Courtyard by Marriott
  Ann Arbor, MI               #             902        9,850       6           979       908       10,829       11,737
Courtyard by Marriott
  Houston, TX                 *           1,211        9,154      22         1,895     1,233       11,049       12,282
Courtyard by Marriott
  Wilmington, NC              #             742        5,907      --            39       742        5,946        6,688
Courtyard by Marriott

                        ----------------------------------------------------------
                                                                     Life Upon
                                                                        Which
                         Accumulated    Net Book Value             Depreciation in
                         Depreciation   Land, Building              Latest Income
                         Buildings and       and         Date of    Statement is
Description              Improvements   Improvements   Acquisition    Computed
-----------------------  ------------   ------------   ----------- ---------------
Comfort Inn
  Durham, NC                    1,182          6,416     11/29/94        30
Comfort Inn
  Fayetteville, NC              1,673          8,302     11/29/94        30
Comfort Inn
  Greenville, SC                  708          5,035      5/6/96         30
Comfort Suites
  London, KY                      389          2,558      5/7/96         30
Comfort Inn
   Raleigh, NC                    909          4,292     8/16/94         30
Comfort Inn
  Wilmington, NC                1,372          5,792      6/2/94         30
Comfort Suites
  Orlando, FL                     938         11,001      5/1/97         30
Homewood Suites
  Alpharetta, GA                  418          7,646     5/22/98         30
Homewood Suites
  Cary, NC                      1,465         12,112      7/9/96         30
Homewood Suites
  Clear Lake, TX                  668          6,233     9/13/96         30
Homewood Suites
  Durham, NC                      258          7,547     11/14/98        30
Homewood Suites
  Lake Mary, FL                   386          7,729     11/4/98         30
Homewood Suites
  Phoenix, AZ                     520         10,689      6/1/98         30
Homewood Suites
  Raleigh, NC                     621         10,877      3/9/98         30
Holiday Inn Express
  Abingdon, VA                    291          3,281      5/7/96         30
Holiday Inn Express
  Clearwater, FL                  538          6,677      8/6/97         30
Holiday Inn Select
  Dallas, TX                    2,040         15,464      5/7/96         30
Holiday Inn
  Secaucus, NJ                    785         13,939     5/27/98         30
Holiday Inn
   Tinton Falls, NJ               395          7,997     4/21/98         30
Courtyard by Marriott
  Ann Arbor, MI                   842         10,895     9/30/97         30
Courtyard by Marriott
  Houston, TX                     941         11,341     7/14/97         30
Courtyard by Marriott
  Wilmington, NC                  592          6,096     12/19/96        30
Courtyard by Marriott


                                       ---------------------------------------------------------------------------------
                                                                  Cost Capitalized             Gross Amounts
                                                                   Subsequent to                  Carried
                                            Initial Cost            Acquisition              at Close of Period
                                       ------------------------ --------------------  ---------------------------------
                                                 Buildings and         Buildings and          Buildings and
Description              Encumbrances    Land    Improvements   Land   Improvements    Land   Improvements    Total
----------------------- -------------- --------- -------------- ----   -------------  ------- -------------   ---------
  Winston-Salem, NC           *             915        5,202      --           498       915        5,700        6,615
Hilton Garden Inn
  Albany, NY                  *           1,168       11,236      --             5     1,168       11,241       12,409
Hilton Garden Inn
  Alpharetta, GA              *           1,425       11,719      --             3     1,425       11,722       13,147
Hilton Garden Inn
  Raleigh, NC                 *           1,901        9,209       1             3     1,902        9,212       11,114
Quality Suites
  Charleston, SC              #             912       11,224      --           728       912       11,952       12,864
Residence Inn
  Phoenix, AZ                 #           2,076       13,311      33           231     2,109       13,542       15,651
Fairfield Inn
  Ann Arbor, MI               *             542        3,743       1           522       543        4,265        4,808
                                       --------  -----------    ----   -----------    ------  -----------     --------
                                       $ 42,401  $   334,829    $303   $    29,652    $42,704 $   364,481     $407,185
                                       ========  ===========    ====   ===========    ======= ===========     ========


                        ----------------------------------------------------------
                                                                     Life Upon
                                                                        Which
                         Accumulated    Net Book Value             Depreciation in
                         Depreciation   Land, Building              Latest Income
                         Buildings and       and         Date of    Statement is
Description              Improvements   Improvements   Acquisition    Computed
-----------------------  ------------   ------------   ----------- ---------------
  Winston-Salem, NC               191          6,424     10/3/98         30
Hilton Garden Inn
  Albany, NY                      624         11,785      5/8/98         30
Hilton Garden Inn
  Alpharetta, GA                  716         12,431     3/17/98         30
Hilton Garden Inn
  Raleigh, NC                     486         10,628      5/8/98         30
Quality Suites
  Charleston, SC                1,990         10,874     5/18/95         30
Residence Inn
  Phoenix, AZ                     831         14,820      3/3/98         30
Fairfield Inn
  Ann Arbor, MI                   330          4,478     9/30/97         30
                         ------------   ------------
                         $     41,429   $    365,756
                         ============   ============

     *Property serves as collateral for the $140,000 line of credit which closed on February 1, 1999 (see Note 6). # Property serves as collateral for the $71,000 note through GE Capital Corporation (see Note 6).


                             WINSTON HOTELS, INC.
                             NOTES TO SCHEDULE III

                                                                  1999            1998
                                                                  ----            ----
(a)  Reconciliation of Real Estate:
     Balance at beginning of period                            $ 398,256        $ 256,973
         Acquisitions during period                                   --          131,183
         Additions during period                                   8,929           10,100
                                                               ---------        ---------
     Balance at end of period                                  $ 407,185        $ 398,256
                                                               =========        =========

(b)  Reconciliation of Accumulated Depreciation:
     Balance at beginning of period                               27,774          16,281
     Depreciation for period                                      13,655           11,493
                                                               ---------        ---------
     Balance at end of period                                  $  41,429        $  27,774
                                                               =========        =========

(c) The aggregate cost of land, buildings and improvements for federal income tax purposes is approximately $391,658.

(d) Refer to Note 1 to the consolidated financial statements of Winston Hotels, Inc. for transactions with affiliates

                         INDEPENDENT AUDITORS' REPORT

The Members
CapStar Winston Company, L.L.C.:

   We have audited the accompanying balance sheets of CapStar Winston Company, L.L.C. (the "Company") as of December 31, 1999 and 1998 and the related statements of operations, members' capital, and cash flows for the years ended December 31, 1999 and 1998 and the period from October 15, 1997 (date of inception) through December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

   In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CapStar Winston Company, L.L.C. as of December 31, 1999 and 1998, and the results of its operations and its cash flows for the years ended December 31, 1999 and 1998 and the period from October 15, 1997 (date of inception) through December 31, 1997, in conformity with generally accepted accounting principles.


                                                /s/ KPMG LLP


Washington, D.C.
January 28, 2000, except for note 8
which is as of February 14, 2000

                        CAPSTAR WINSTON COMPANY, L.L.C.
                                BALANCE SHEETS
                       AS OF DECEMBER 31, 1999 AND 1998
                               ($ IN THOUSANDS)



                                                                  ASSETS
                                                                                             1999              1998
                                                                                          ----------        ----------
Current assets:
     Cash and cash equivalents                                                             $    1,051        $    2,075
     Accounts receivable, net of allowance for doubtful accounts of
       $98 and $111                                                                             2,773             3,230
     Due from affiliates                                                                        8,667             5,392
     Deposits and other assets                                                                    455               355
                                                                                           ----------        ----------
                  Total current assets                                                         12,946            11,052
                                                                                           ----------        ----------

Furniture, fixtures and equipment, net of accumulated depreciation of
   $136 and $68                                                                                   240               290
Intangible assets, net of accumulated amortization of $1,942 and $1,015                        32,433            33,253
Deferred franchise costs, net of accumulated amortization of $128 and $72                         559               536
Restricted cash                                                                                    38               204
                                                                                           ----------        ----------

                                                                                           $   46,216        $   45,335
                                                                                           ==========        ==========

                                                     LIABILITIES AND MEMBERS' CAPITAL

Current liabilities:
     Accounts payable                                                                      $    2,018        $    1,606
     Accrued expenses                                                                           3,032             3,390
     Percentage lease payable to Winston Hotels, Inc.                                           7,573             7,601
     Advance deposits                                                                             151               183
                                                                                           ----------        ----------
                  Total current liabilities                                                    12,774            12,780
                                                                                           ----------        ----------

Commitments

Members' capital                                                                               33,442            32,555
                                                                                           ----------        ----------

                                                                                           $   46,216        $   45,335
                                                                                           ==========        ==========


                See accompanying notes to financial statements.

                        CAPSTAR WINSTON COMPANY, L.L.C.
                           STATEMENTS OF OPERATIONS
                  YEARS ENDED DECEMBER 31, 1999 AND 1998 AND
THE PERIOD FROM OCTOBER 15, 1997 (DATE OF INCEPTION) THROUGH DECEMBER 31, 1997
                               ($ IN THOUSANDS)

                                                          1999             1998             1997
                                                       ----------       ----------       ----------
Revenue:
     Rooms                                             $  127,571       $  113,451       $    8,197
     Food and beverage                                      8,732            6,793              462
     Telephone and other operating departments              5,412            5,389              384
                                                       ----------       ----------       ----------
              Total revenue                               141,715          125,633            9,043
                                                       ----------       ----------       ----------

Operating costs and expenses:
     Rooms                                                 29,190           25,664            2,158
     Food and beverage                                      6,137            5,027              308
     Telephone and other operating departments              3,115            2,636              211
Undistributed expenses:
     Lease expense                                         58,551           52,720            3,242
     Administrative and general                            13,483           12,020            1,069
     Sales and marketing                                    5,954            4,859              415
     Franchise fees                                         9,588            8,311              595
     Repairs and maintenance                                6,685            6,051              515
     Energy                                                 5,686            5,069              431
     Other                                                  1,388            1,630               55
     Depreciation and amortization                          1,051            1,050              105
                                                       ----------       ----------       ----------
              Total expenses                              140,828          125,037            9,104
                                                       ----------       ----------       ----------

Net income (loss)                                      $      887       $      596       $      (61)
                                                       ==========       ==========       ==========


                See accompanying notes to financial statements.

                        CAPSTAR WINSTON COMPANY, L.L.C.
                        STATEMENTS OF MEMBERS' CAPITAL
                    YEARS ENDED DECEMBER 31, 1999 AND 1998 AND
THE PERIOD FROM OCTOBER 15, 1997 (DATE OF INCEPTION) THROUGH DECEMBER 31, 1997
                               ($ IN THOUSANDS)

                                                                              MeriStar
                                               CapStar                          H&R
                                             Management        EquiStar       Operating       MeriStar
                                              Company,       Acquisition      Company,       Hotels and
                                                 L.P.        Corporation        L.P.        Resorts, Inc.       Total
                                            -------------    -----------     ----------     -------------    ----------
Member contributions made since
   October 15, 1997 (date of                 $   32,020      $       --      $       --      $       --      $   32,020
   inception)

Net loss                                            (60)             (1)             --              --             (61)
                                             ----------      ----------      ----------      ----------      ----------

Balance, December 31, 1997                       31,960              (1)             --              --          31,959

Net income through August 2, 1998                   696               7              --              --             703

Transfer of members' capital                    (32,656)             (6)         32,656               6              --

Net loss from August 3, 1998
   through December 31, 1998                         --              --            (106)             (1)           (107)
                                             ----------      ----------      ----------      ----------      ----------

Balance, December 31, 1998                           --              --          32,550               5          32,555

Net income                                           --              --             878               9             887
                                             ----------      ----------      ----------      ----------      ----------

Balance, December 31, 1999                   $       --      $       --      $   33,428      $       14      $   33,442
                                             ==========      ==========      ==========      ==========      ==========


                See accompanying notes to financial statements.

                        CAPSTAR WINSTON COMPANY, L.L.C.
                           STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 1999 AND 1998 AND
THE PERIOD FROM OCTOBER 15, 1997 (DATE OF INCEPTION) THROUGH DECEMBER 31, 1997
                               ($ IN THOUSANDS)


                                                                                 1999                1998               1997
                                                                               ---------          ---------          ---------
Cash flows from operating activities:
     Net income (loss)                                                         $     887          $     596                (61)
     Adjustments to reconcile net income (loss) to net cash
     (used in) provided by operating activities:
         Depreciation and amortization                                             1,051              1,050                105
         Loss on sale of fixed assets                                                 --                  3                 --
     Change in operating assets and liabilities:
         Accounts receivable, net                                                    457             (1,616)               235
         Due from Winston Hospitality, Inc.                                           --              1,636             (1,636)
         Due from affiliates                                                      (3,275)            (5,007)              (635)
         Deposits and other assets                                                  (100)              (158)              (135)
         Restricted cash                                                             166               (204)                --
         Accounts payable and accrued expenses                                        54                617              4,063
         Percentage lease payable to Winston Hotels, Inc.                            (28)             1,919              1,463
         Advance deposits                                                            (32)                48                 26
                                                                               ---------          ---------          ---------
Net cash (used in) provided by operating activities                                 (820)            (1,116)             3,425
                                                                               ---------          ---------          ---------

Cash flows from investing activities:
     Purchases of furniture, fixtures and equipment                                  (21)              (131)                (3)
     Proceeds from sale of fixed assets                                                3                 16                 --
     Additions to intangible assets                                                 (107)               (87)              (100)
     Additions to deferred franchise costs                                           (79)                --                 --
                                                                               ---------          ---------          ---------
Net cash used in investing activities                                               (204)              (202)              (103)
                                                                               ---------          ---------          ---------

Cash flows from financing activities - contributions by members                       --                 --                 71
                                                                               ---------          ---------          ---------

Net (decrease) increase in cash and cash equivalents                              (1,024)            (1,318)             3,393
Cash and cash equivalents, beginning of period                                     2,075              3,393                 --
                                                                               ---------          ---------          ---------

Cash and cash equivalents, end of period                                       $   1,051          $   2,075          $   3,393
                                                                               =========          =========          =========

Supplemental Disclosure of Cash Flow Information:

     Assets contributed (liabilities assigned) to the Company by
       CapStar Management Company, L.P.:
           Accounts receivable                                                 $      --          $      --          $   1,849
           Deposits and other assets                                                  --                 --                 62
           Furniture, fixtures and equipment                                          --                 --                243
           Intangible assets                                                          --                 --             34,081
           Deferred franchise costs                                                   --                 --                608
           Accounts payable and accrued expenses                                      --                 --               (316)
           Percentage lease payable to Winston Hotels, Inc.                           --                 --             (4,219)
           Advance deposits                                                           --                 --               (109)
           Due to CapStar Management Company, L.P.                                    --                 --               (250)
                                                                               ---------          ---------          ---------

     Non-cash financing activity - contribution by member                             --                 --             31,949
                                                                               =========          =========          =========

                See accompanying notes to financial statements.

                        CAPSTAR WINSTON COMPANY, L.L.C.
                         NOTES TO FINANCIAL STATEMENTS
                               ($ IN THOUSANDS)

1.       ORGANIZATION:

     CapStar Winston Company, L.L.C. (the "Company") was formed on October 15, 1997, pursuant to a limited liability company agreement ("Agreement"), subject to the Limited Liability Act of the State of Delaware, between CapStar Management Company, L.P. ("CMC") and EquiStar Acquisition Corporation ("EquiStar"), both wholly owned subsidiaries of CapStar Hotel Company ("CapStar"), to lease and operate certain hotels owned by WINN Limited Partnership and Winston Hotels, Inc. (collectively, "Winston"). Generally, members of a limited liability company are not personally responsible for debts, obligations and other liabilities of the Company. The Agreement provides for the termination of the Company as upon the consent of the members.

     In November 1997, CMC purchased substantially all of the assets and assumed certain liabilities of Winston Hospitality, Inc. ("WHI"), including 38 hotel leases, certain operating assets and liabilities, and goodwill and other intangible assets. Concurrent with the purchase, CMC contributed the assets purchased and liabilities assumed in the transaction to the Company.

     On August 3, 1998, MeriStar Hotels & Resorts, Inc. ("MeriStar") was spun off from CapStar (the "Spin-Off") to become the lessee, manager and operator of various hotel assets, including those previously owned, leased and managed by CapStar and certain of its affiliates. Pursuant to the Spin-Off, CMC and Equistar transferred their capital and interests in the Company to MeriStar H&R Operating Company, L.P. ("MHOC") and MeriStar, respectively. The transfer was recorded at its net book value.

     As of December 31, 1999, the Company leased 49 Winston-owned hotels, which included 28 limited-service hotels, 11 extended-stay hotels and ten full-service hotels. The hotels have 6,616 rooms, are operated under various franchise agreements, and are located in Arizona, Florida, Georgia, Kentucky, Massachusetts, Michigan, North Carolina, New Jersey, New York, South Carolina, Texas and Virginia.


2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     Cash Equivalents. The Company considers all highly liquid instruments with original maturities of three months or less to be cash equivalents.

     Restricted Cash. Restricted cash represents amounts required to be maintained in escrow to comply with terms of certain state beverage licensing agreements.

     Furniture, Fixtures and Equipment. Furniture, fixtures and equipment are recorded at cost and are depreciated using the straight-line method over estimated useful lives ranging from five to seven years.

     Intangible Assets. Intangible assets consist of goodwill and hotel lease contracts purchased and beverage licensing costs incurred.

     Hotel lease contracts represent the estimated present value of net cash flows expected to be received from the hotel leases originally acquired. Hotel lease contracts are amortized on a straight-line basis over 30 years.

     Goodwill represents the excess of the cost over the net tangible and identifiable intangible assets originally acquired. Goodwill is amortized on a straight-line basis over 40 years.

     Licensing costs represent the cost of beverage licenses mandated by state statutes. Licensing costs are amortized on a straight-line basis over five years.

     The Company reviews intangible assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Recoverability is measured by comparing the carrying amount of the intangible assets to the projected future cash flows of the Company. If such assets are considered to be impaired, the impairment to be recognized is the amount by which the carrying amounts of the intangible assets exceed their fair value. No impairment loss was recorded in 1999, 1998 or 1997.

     Deferred Franchise Costs. Franchise costs are deferred and amortized on a straight-line basis over the terms of the franchise agreements, which range from 18 months to 20 years.

     Members' Capital and Allocation of Profits and Losses. Prior to the Spin-Off, CMC had a 99% ownership interest and EquiStar had a 1% ownership interest in the Company. Subsequent to the Spin-Off, MHOC has a 99% ownership interest and MeriStar has a 1% ownership interest in the Company. In general, the allocation of income and losses and contributions and distributions were made to the members in proportion to their respective ownership interest.

     Income Taxes. No provision has been made for income taxes since any such amount is the liability of the individual members.

     Use of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses recognized during the reporting period. Actual results could differ from those estimates.


3.       INTANGIBLE ASSETS:

     Intangible assets consist of the following:

                                                         1999               1998
                                                      ----------         ----------
        Lease contract                                $    6,576         $    6,576
        Goodwill                                          27,712             27,605
        Organization costs                                    87                 87
                                                      ----------         ----------
                                                          34,375             34,268
        Less: accumulated amortization                    (1,942)            (1,015)
                                                      ----------         ----------
                                                      $   32,433         $   33,253
                                                      ==========         ==========


4.       MANAGEMENT AGREEMENTS:

     As of December 31, 1999, the Company managed 39 of the 49 leased hotels and had separate management agreements with third parties to manage the remaining 10 hotels. The terms of these third-party management agreements provide for management fees to be paid on a monthly basis based on budgeted gross operating profit, as defined in the agreements, with year-end adjustments, for actual operating results. The term of nine of the management agreements extends to 2006 and one extends to 2012. The agreements are cancelable before expiration under certain circumstances. Management fees incurred during 1999, 1998 and 1997 were $886, $1,001 and $17, respectively and are included in other expenses.


5.       TRANSACTIONS WITH RELATED PARTIES:

     The Company and MHOC advanced amounts to each other in the normal course of business. At December 31, 1999 and 1998, MHOC owed the Company $8,667 and $5,392, respectively.


6.       COMMITMENTS:

     Each of the Company's hotels is leased under a separate participating lease agreement. The leases in existence at the date CMC purchased the initial 38 hotel leases expire on November 30, 2012; subsequent leases extend through December 31, 2013. The leases require monthly minimum base rental payments to Winston and additional quarterly payments of percentage rent, based on revenues generated by the hotels in excess of specified amounts. The leases are non-cancelable except upon sale of a hotel. Winston is required to make a termination payment to the Company, as defined in the lease agreements, upon cancellation of a lease. MeriStar Hospitality Corporation, an affiliate of the Company, has guaranteed amounts due and payable by the Company under the leases up to $20,000. Future minimum base rental payments under these non-cancelable operating leases as of December 31, 1999 are as follows:

                  2000                                     $     31,120
                  2001                                           31,120
                  2002                                           31,120
                  2003                                           31,120
                  2004                                           31,120
                  Thereafter                                    252,316
                                                           ------------
                       Total                               $    407,916
                                                           ============

     The Company incurred minimum base rents of $30,676, $26,378 and $2,731, and additional percentage rents of $27,875, $26,342 and $511 during 1999, 1998 and 1997, respectively.


7.       BUSINESS CONCENTRATION:

     Winston owns all of the Company's leased hotels. Therefore, the Company's financial position and results of operations would be adversely and materially impacted if Winston sells the hotels and terminates the leases. Management believes that Winston has no intention of selling hotels which would, individually or in the aggregate, have a material impact on the operations of the Company.


8.       SUBSEQUENT EVENT:

     On February 14, 2000, Winston sold the Comfort Suites hotel in London, Kentucky. As a result, the Company's lease for that hotel was terminated.

                       REPORT OF INDEPENDENT ACCOUNTANTS

The Shareholders
Winston Hospitality, Inc.

     We have audited the accompanying statements of income, shareholders' equity and cash flows for the ten months ended October 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Winston Hospitality, Inc. for the ten months ended October 31, 1997, in conformity with accounting principles generally accepted in the United States.


                                            /s/ PricewaterhouseCoopers LLP

Raleigh, North Carolina
February 6, 1998

                           WINSTON HOSPITALITY, INC.
                              STATEMENT OF INCOME
                   FOR THE TEN MONTHS ENDED OCTOBER 31, 1997
                               ($ IN THOUSANDS)

                                                  TEN MONTHS ENDED
                                                  OCTOBER 31, 1997
                                                  ----------------
        Revenue:
             Room                                    $   67,145
             Food and beverage                            2,419
             Other operating, net                         1,373
             Interest income                                152
                                                     ----------
                 Total revenue                           71,089
                                                     ----------
        Expenses:
             Property and operating                      24,112
             Property repairs and maintenance             3,193
             Food and beverage                            1,715
             General and administrative                   2,090
             Franchise costs                              6,167
             Management fees                              1,015
             Percentage lease payments                   30,980
                                                     ----------
                 Total expenses                          69,272
                                                     ----------
                 Net income                          $    1,817
                                                     ==========

                           WINSTON HOSPITALITY, INC.
                      STATEMENTS OF SHAREHOLDERS' EQUITY
                   FOR THE TEN MONTHS ENDED OCTOBER 31, 1997
                               ($ IN THOUSANDS)


                                                  COMMON STOCK               ADDITIONAL                          TOTAL
                                             -----------------------          PAID-IN         RETAINED        SHAREHOLDERS'
                                             SHARES          DOLLARS          CAPITAL         EARNINGS           EQUITY
                                             ------          -------          -------         --------           ------
Balances at December 31, 1996                    100                1               49              644               694

Net income                                        --               --               --            1,817             1,817
Distributions                                     --               --               --             (600)             (600)
                                           ---------        ---------        ---------        ---------         ---------
Balances at October 31, 1997                     100        $       1        $      49        $   1,861         $   1,911
                                           =========        =========        =========        =========         =========


   The accompanying notes are an integral part of the financial statements.

                           WINSTON HOSPITALITY, INC.
                            STATEMENT OF CASH FLOWS
                   FOR THE TEN MONTHS ENDED OCTOBER 31, 1997
                               ($ IN THOUSANDS)

                                                               TEN MONTHS
                                                                  ENDED
                                                            OCTOBER 31, 1997
                                                            ----------------
Cash flows from operating activities:
     Net income                                               $      1,817
     Adjustments to reconcile net income to net cash
     provided by operating activities:
         Depreciation and amortization                                  67
         Changes in assets and liabilities:
              Accounts receivable - trade                           (1,137)
              Prepaid expenses and other assets                         38
              Accounts payable - trade                                 659
              Percentage lease payable to Lessor                      (729)
              Accrued expenses and other liabilities                   906
                                                              ------------
                  Net cash provided by operating
                  activities
                                                                     1,621
                                                              ------------

Cash flows from investing activities:
     Purchases of furniture, fixtures and equipment                    (76)
     Repayments from (advances to) Lessor, affiliates and
       shareholders, net                                               518
                                                              ------------
                  Net cash provided by investing
                     activities
                                                                       442
                                                              ------------
Cash flows from financing activities:
     Distributions to shareholders                                    (600)
                                                              ------------
                  Net cash used in financing activities               (600)
                                                              ------------

Net increase in cash and cash equivalents                            1,463
Cash and cash equivalents at beginning of the period                 5,463
                                                              ------------

Cash and cash equivalents at end of the period                $      6,926
                                                              ============


   The accompanying notes are an integral part of the financial statements.

                           WINSTON HOSPITALITY, INC.
                         NOTES TO FINANCIAL STATEMENTS
                               ($ IN THOUSANDS)

1.       ORGANIZATION:

     Winston Hospitality, Inc. ("Hospitality") was formed to lease and operate hotels owned by WINN Limited Partnership (the "Partnership") and Winston Hotels, Inc. ("WHI") (collectively, the "Company). The two shareholders of Hospitality (Robert W. Winston, III and John B. Harris, Jr.) are also shareholders of WHI and/or partners in the Partnership. The Company owned 38 hotels as of October 31, 1997.

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

     Hospitality incurred minimum base rents of $13,535 as well as percentage rents of $17,445 for the ten months ended October 31, 1997.

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

5.       PROFIT SHARING PLAN:

     On January 1, 1996, Hospitality adopted the Winston 401(k) Plan (the "Plan") for substantially all employees, (except any highly compensated employee, as defined in the Plan), who had attained the age of 21 and completed one year of service. Under the Plan, employees were able to contribute from 1% to 15% of compensation, subject to an annual maximum as determined under the Internal Revenue Code. Hospitality made matching contributions of a specified percentage of the employee's contribution. Hospitality contributed $54 during the 10-month period ended October 31, 1997.

6.       SUBSEQUENT EVENT:

     On November 24, 1997, Hospitality completed the sale of substantially all of its assets and all 38 existing Percentage Leases to CapStar Management Company, L.P. ("CMC") for total consideration of $34,000. The $34,000 sale price consisted of $10,000 in cash and 674,236 CMC Partnership Units.

INDEX TO EXHIBITS

       Exhibit              Description
       -------              -----------
       3.1(10)              Restated Articles of Incorporation

       3.2(1)               Amended and Restated Bylaws

       4.1(1)               Specimen certificate for Common Stock, $0.01 par value per share

       4.2(4)               Specimen certificate for 9.25% Series A Cumulative Preferred Stock

       4.3(10)              Restated Articles of Incorporation

       4.4(1)               Amended and Restated Bylaws

       10.1(3)              Second Amended and Restated Agreement of Limited Partnership of WINN Limited Partnership

       10.2(4)              Amendment No. 1 dated September 11, 1997 to Second Amended and Restated Agreement of Limited
                            Partnership of WINN Limited Partnership

       10.3(6)              Amendment No. 2 dated December 31, 1997 to Second Amended and Restated Agreement of Limited
                            Partnership of WINN Limited Partnership

       10.4                 Amendment No. 3 dated September 14, 1998 to Second Amended and Restated Agreement of Limited
                            Partnership of WINN Limited Partnership

       10.5(11)             Amendment No. 4 dated October 1, 1999 to Second Amended and Restated Agreement of Limited
                            Partnership of WINN Limited Partnership

       10.6(2)              Form of Percentage Leases

       10.7(5)              First  Amendment to Lease dated  November 17, 1997  between WINN Limited  Partnership  and CapStar
                            Winston Company, L.L.C.

       10.8(5)              First  Amendment to Lease dated  November 24, 1997  between WINN Limited  Partnership  and CapStar
                            Winston Company, L.L.C.

       10.9(1)              Winston Hotels, Inc. Directors' Stock Incentive Plan

       10.10(2)             Limitation of Future Hotel Ownership and Development Agreement

       10.11(5)             Guaranty dated November 17, 1997 between CapStar Hotel Company, WINN Limited Partnership and
                            Winston Hotels, Inc.

       10.12(6)             Employment Agreement, dated July 31, 1997, by and between Kenneth R. Crockett and Winston Hotels,
                            Inc.

       10.13(7)             Winston Hotels, Inc. Stock Incentive Plan as amended May 1998

       10.14(8)             Loan Agreement by and between Winston SPE LLC and CMF Capital Company LLC dated November 3, 1998

       10.15(8)             Promissory note dated November 3, 1998 by and between Winston SPE LLC and CMF Capital Company, LLC


       10.16(9)             Winston Hotels, Inc. Executive Deferred Compensation Plan

       10.17(9)             Credit Agreement, dated as of January 15, 1999, among Wachovia Bank, N.A., Branch Banking and
                            Trust Company, SouthTrust Bank, N.A., Centura Bank, Winston Hotels, Inc., WINN Limited
                            Partnership and Wachovia Bank, N.A. as Agent (the "Credit Agreement")

       10.18(9)             Promissory Note, dated as of January 15, 1999, from Winston Hotels, Inc. and WINN Limited
                            Partnership to Wachovia Bank, N.A. for the principal sum of $60,000,000 pursuant to the Credit
                            Agreement

       10.19(9)             Promissory Note, dated as of January 15, 1999, from Winston Hotels, Inc. and WINN Limited
                            Partnership to Branch Banking and Trust Company for the principal sum of $40,000,000 pursuant to the Credit Agreement

       10.20(9)             Promissory Note, dated as of January 15, 1999, from Winston Hotels, Inc. and WINN Limited
                            Partnership to SouthTrust Bank, N.A. for the principal sum of $25,000,000 pursuant to the Credit
                            Agreement

       10.21(9) Promissory Note, dated as of January 15, 1999, from Winston Hotels, Inc. and WINN Limited
                            Partnership to Centura Bank for the principal sum of $15,000,000 pursuant to the Credit Agreement

       10.22(9)             Form of Deed of Trust, Assignment of Rents, Security Agreement and Financing Statement used to secure certain obligations under the Credit Agreement (not including certain variations existing in the different states where the properties are located)


       21.1                 Subsidiaries of the Registrant

       23.1                 Consent of Independent Accountants (PricewaterhouseCoopers LLP)

       23.2                 Accountants' Consent (KPMG LLP)

       24.1                 Powers of Attorney

       27.1                 Financial Data Schedule (for SEC use only)

       99.1                 Risk Factors

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

(3) Exhibit to the Company's report on Form 8-K as filed with the Securities and Exchange Commission on July 24, 1997 and incorporated herein by reference.

(4) Exhibits to the Company's report on Form 8-K as filed with the Securities and Exchange Commission on September 15, 1997 and incorporated herein by reference.

(5) Exhibits to the Company's report on Form 8-K as filed with the Securities and Exchange Commission on December 10, 1997 and incorporated herein by reference.

(6) Exhibits to the Company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 27, 1998 and as amended by Form 10-K/A filed with the Securities and Exchange Commission on April 1, 1998.

(7) Exhibit to the Company's Registration Statement on Form S-8 as filed with the Securities and Exchange Commission on July 29, 1998. (Registration No. 333-60079) and incorporated herein by reference.

(8) Exhibits to the Company's Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on November 16, 1998 and as amended on Form 10-Q/A filed with the Securities and Exchange Commission on February 23, 1999 and incorporated herein by reference.

(9) Exhibits to the Company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 25, 1999 and incorporated herein by reference.

(10) Exhibit to the Company's Quarterly Report on Form 10-Q or filed with the Securities and Exchange Commission on August 4, 1999 and incorporated herein by reference.

(11) Exhibit to the Company's Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on November 12, 1999 and incorporated herein by reference.