Form 10-Q
period 2000-03-31
WINSTON HOTELS INC
filed 2000-05-12
CIK 920605

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549


                                    FORM 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended March 31, 2000     Commission file number 0-23732



                              WINSTON HOTELS, INC.
             (Exact name of registrant as specified in its charter)

    NORTH CAROLINA                                       56-1624289
(State of incorporation)                    (I.R.S. Employer Identification No.)


                              2626 GLENWOOD AVENUE
                          RALEIGH, NORTH CAROLINA 27608
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (919) 510-6010
              (Registrant's telephone number, including area code)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


         The number of shares of Common Stock, $.01 par value, outstanding on April 30, 2000 was 16,896,068.


================================================================================

                              WINSTON HOTELS, INC.
                                      INDEX


                                                                                                     Page
                                                                                                     ----

PART I.  FINANCIAL INFORMATION

Item 1.  WINSTON HOTELS, INC.

                  Consolidated Balance Sheets as of March 31, 2000 (unaudited) and
                  December 31, 1999                                                                    3

                  Unaudited Consolidated Statements of Operations for the three months ended
                  March 31, 2000 and 1999                                                              4

                  Unaudited Consolidated Statements of Cash Flows for the three months ended
                  March 31, 2000 and 1999                                                              5

                  Notes to Consolidated Financial Statements                                           6

         CAPSTAR WINSTON COMPANY, L.L.C.  (1)

                  Note to Financial Statements                                                         8

                  Balance Sheets as of March 31, 2000 (unaudited) and December 31, 1999                9

                  Unaudited Statements of Operations for the three months ended
                  March 31, 2000 and 1999                                                             10

                  Unaudited Statements of Cash Flows for the three months ended
                  March 31, 2000 and 1999                                                             11


Item 2.  Management's Discussion and Analysis of Financial Condition and Results
         of Operations                                                                                12

Item 3.  Quantitative and Qualitative Disclosures about Market Risk                                   16

PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                                             17

         SIGNATURES                                                                                   18

         EXHIBIT INDEX                                                                                19


(1) The financial statements of CapStar Winston Company, L.L.C. ("CapStar Winston") are included in this report as they contain material information with respect to Winston Hotels, Inc.'s (the "Company's") investment in hotel properties. As of March 31, 2000, CapStar Winston served as the lessee of 48 of the Company's 50 hotels. CapStar Winston is not affiliated with the Company other than through its lessee relationship.

                              WINSTON HOTELS, INC.
                           CONSOLIDATED BALANCE SHEETS
                   ($ IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                     ASSETS
                                                                                 March 31, 2000   December 31, 1999
                                                                                 --------------   -----------------
                                                                                   (unaudited)

Land                                                                                $  42,362       $  42,704
Buildings and improvements                                                            362,592         364,481
Furniture and equipment                                                                38,677          38,348
                                                                                    ---------       ---------
     Operating properties                                                             443,631         445,533
Less accumulated depreciation                                                          63,035          58,366
                                                                                    ---------       ---------
                                                                                      380,596         387,167
Properties under development                                                              214           1,703
                                                                                    ---------       ---------
       Net investment in hotel properties                                             380,810         388,870
Corporate FF&E, net                                                                     1,210             871
Cash                                                                                      219              28
Lease revenue receivable                                                                8,923           7,611
Investment in joint ventures                                                            1,669             184
Deferred expenses, net                                                                  3,834           4,072
Prepaid expenses and other assets                                                       5,120           4,435
                                                                                    ---------       ---------
               Total assets                                                         $ 401,785       $ 406,071
                                                                                    =========       =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Long-term debt                                                                      $  69,707       $  69,975
Due to banks                                                                          104,000         104,500
Deferred percentage lease revenue                                                       5,983              --
Accounts payable and accrued expenses                                                   5,772           5,490
Distributions payable                                                                   6,829           6,806
Minority interest in Partnership                                                        9,475          10,222
                                                                                    ---------       ---------
               Total liabilities                                                      201,766         196,993
                                                                                    ---------       ---------

Shareholders' equity:
      Preferred stock, $.01 par value, 10,000,000 shares authorized,
        3,000,000 shares issued and outstanding (liquidation preference
        of $76,734)                                                                        30              30
      Common stock, $.01 par value, 50,000,000 shares authorized,
        16,896,068 and 16,813,823 shares issued and outstanding                           169             168
      Additional paid-in capital                                                      229,806         229,106
      Unearned compensation                                                            (1,017)           (524)
      Distributions in excess of earnings                                             (28,969)        (19,702)
                                                                                    ---------       ---------
               Total shareholders' equity                                             200,019         209,078
                                                                                    ---------       ---------
               Total liabilities and shareholders' equity                           $ 401,785       $ 406,071
                                                                                    =========       =========

    The accompanying notes are an integral part of the financial statements.

                              WINSTON HOTELS, INC.
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                              Three Months     Three Months
                                                                                  Ended            Ended
Revenue:                                                                     March 31, 2000   March 31, 1999
                                                                             --------------   --------------
    Percentage lease revenue (see Note below)                                  $    9,650       $   14,689
    Interest, joint venture and other income                                          158              117
                                                                               ----------       ----------
         Total revenue                                                              9,808           14,806
Expenses:
    Real estate taxes and property and casualty insurance                           2,083            1,746
    General and administrative                                                      1,136            1,377
    Interest                                                                        3,270            3,090
    Depreciation                                                                    5,261            4,977
    Amortization                                                                      227              165
                                                                               ----------       ----------
         Total expenses                                                            11,977           11,355
         Income (loss) before loss on sale of property, allocation to minority interest, and cumulative effect of change in
         accounting principle                                                      (2,169)           3,451
Loss on sale of property                                                             (262)              --
                                                                               ----------       ----------
         Income (loss) before allocation to minority interest and
         cumulative effect of change in accounting principle                       (2,431)           3,451
Income (loss) allocation to minority interest                                        (297)             165
         Income (loss) before cumulative effect of change in accounting
         principle                                                                 (2,134)           3,286
                                                                               ----------       ----------
Cumulative effect of change in accounting principle - gross                          (720)              --
Cumulative effect of change in accounting principle - allocation to
        minority interest                                                             (52)              --
                                                                               ----------       ----------
Cumulative effect of change in accounting principle - net                            (668)              --
                                                                               ----------       ----------
         Net income (loss)                                                         (2,802)           3,286
Preferred stock distribution                                                       (1,734)          (1,734)
                                                                               ----------       ----------
         Net income (loss) applicable to common shareholders                   $   (4,536)      $    1,552
                                                                               ==========       ==========
 Earnings per share:
        Income (loss) before cumulative effect of change in accounting
             principle per common share                                        $    (0.23)      $     0.10
                                                                               ==========       ==========
        Income (loss) before cumulative effect of change in accounting
             principle per common share assuming dilution                      $    (0.23)      $     0.10
                                                                               ==========       ==========
        Net income (loss) per common share                                     $    (0.27)      $     0.10
                                                                               ==========       ==========
        Net income (loss) per common share assuming dilution                   $    (0.27)      $     0.10
                                                                               ==========       ==========
        Weighted average number of common shares                                   16,869           16,331
        Weighted average number of common shares assuming dilution                 18,168           18,069
 Selected Proforma Financial Data: (see Note below)
        Percentage lease revenue                                               $    9,650       $    8,850
        Net loss                                                               $   (2,134)      $   (1,991)
        Net loss applicable to common shareholders                             $   (3,868)      $   (3,726)
        Net loss per common share                                              $    (0.23)      $    (0.23)
                                                                               ==========       ==========
        Net loss per common share assuming dilution                            $    (0.23)      $    (0.23)
                                                                               ==========       ==========
        Weighted average number of common shares                                   16,869           16,331
        Weighted average number of common shares assuming dilution                 18,168           18,069

Note: The information provided in the Selected Proforma Financial Data is shown as if the Company had adopted SAB 101 prior to January 1, 1999. Accordingly, the Selected Proforma Financial Data for the three months ended March 31, 1999 has been presented as if the Company adopted SAB 101 prior to January 1, 1999 and the cumulative effect of change in accounting principle has been removed for the three months ended March 31, 2000. See Note 3.

    The accompanying notes are an integral part of the financial statements.

                              WINSTON HOTELS, INC.
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                 Three Months     Three Months
                                                                                    Ended            Ended
                                                                                March 31, 2000   March 31, 1999
                                                                                --------------   --------------
Cash flows from operating activities:
     Net income (loss)                                                            $    (2,802)    $     3,286
     Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
          Minority interest                                                              (349)            165
          Depreciation                                                                  5,261           4,977
          Amortization                                                                    227             165
          Loss on sale of hotel properties                                                262              --
          Unearned compensation amortization                                              206              79
     Changes in assets and liabilities:
          Lease revenue receivable                                                     (1,312)         (1,222)
          Deferred lease revenue                                                        5,983              --
          Prepaid expenses and other assets                                              (562)           (539)
          Accounts payable and accrued expenses                                           282             113
                                                                                  -----------     -----------
                        Net cash provided by operating activities                       7,196           7,024
                                                                                  -----------     -----------
Cash flows from investing activities:
     Prepaid acquisition costs                                                             --              (5)
     Deferred disposition costs                                                           (25)            (33)
     Investment in hotel properties                                                    (1,869)         (6,654)
     Investment in joint ventures/return of capital                                        32              --
     Sale of hotel properties                                                           2,497              --
                                                                                  -----------     -----------
                       Net cash provided by/(used in) investing activities                635          (6,692)
                                                                                  -----------     -----------
Cash flows from financing activities:
     Fees paid in connection with financing facilities                                    (34)         (1,180)
     Purchase of interest rate cap agreement                                               --             (57)
     Fees paid to register additional shares                                              (32)             --
     Payment of distributions to shareholders                                          (6,442)         (6,302)
     Payment of distributions to minority interest                                       (364)           (487)
     Net increase/(decrease) due to banks                                                (500)          7,915
     Decrease in long-term debt                                                          (268)           (249)
                                                                                  -----------     -----------
                       Net cash used in financing activities                           (7,640)           (360)
                                                                                  -----------     -----------
Net increase/(decrease) in cash                                                           191             (28)
Cash at beginning of period                                                                28              33
                                                                                  -----------     -----------
Cash at end of period                                                             $       219     $         5
                                                                                  ===========     ===========
Supplemental disclosure:
          Cash paid for interest                                                  $     2,048     $     2,901
                                                                                  ===========     ===========
Summary of non-cash investing and financing activities:
     Contribution of land parcel to joint venture                                       1,517              --
     Distributions to shareholders declared but not paid                                6,465           6,308
     Distributions to minority interest declared but not paid                             364             487
     Deferred equity compensation                                                         699             175
     Minority interest payable adjustment due to the issuance of
           common  shares                                                                  34              29

    The accompanying notes are an integral part of the financial statements.

                              WINSTON HOTELS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

1.       ORGANIZATION

         Winston Hotels, Inc. (the "Company") operates so as to qualify as a real estate investment trust ("REIT") for federal income tax purposes. The accompanying unaudited consolidated financial statements reflect, in the opinion of management, all adjustments necessary for a fair presentation of the interim financial statements. All such adjustments are of a normal and recurring nature. Due to the seasonality of the hotel business, the information for the three months ended March 31, 2000 and 1999 is not necessarily indicative of the results for a full year. This Form 10-Q should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1999.


2.       ACCOUNTING POLICIES

         Certain reclassifications have been made to the 1999 financial statements to conform with the 2000 presentation. These reclassifications have no effect on net income or shareholders' equity previously reported.


3.       ADOPTION AND IMPACT OF SAB 101

         In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101") which provides guidance on revenue recognition. SAB 101 is effective for fiscal years beginning after December 15, 1999. SAB 101 requires that a lessor not recognize contingent rental income until annual specified hurdles have been achieved by the lessee. During 1999 and prior years, consistent with industry practice, the Company recognized contingent rentals throughout the year since it was considered probable that the lessee would exceed the annual specified hurdles. The Company has reviewed the terms of its leases and has determined that the provisions of SAB 101 materially impact the Company's revenue recognition on an interim basis, effectively deferring the recognition of revenue from its leases from the first and second quarters of the calendar year to the third and fourth quarters. SAB 101 will impact the Company's revenue recognition on an annual basis, although to a much lesser degree, as seven of the Company's 50 leases have fiscal year ends which differ from the Company's fiscal year end of December 31. (Had the Company adopted the provisions of SAB 101 on January 1, 1999, the Company would have deferred $720 of percentage lease revenue for the year ended December 31, 1999, representing only 1.2% of total percentage lease revenue for the year.) The Company has accounted for SAB 101 as a change in accounting principle effective January 1, 2000, and therefore has not restated the 1999 or prior years' financial statements.

         As of March 31, 2000, the Company's deferred revenue resulting from the adoption of SAB 101 totaled $5,983, the majority of which will be recognized in the third and fourth quarters of 2000. As noted above, the Company has seven leases with non-calendar year fiscal years. These seven leases generated $720 of revenue, that, had SAB 101 been in effect, would have been deferred as of December 31, 1999, and is shown as a "cumulative effect of change in accounting principle" on the accompanying Statement of Operations. During the first quarter of 2000, the Company recognized $350 of the total cumulative effect of change in accounting principle, which is included in percentage lease revenue. The remaining unrealized portion of the cumulative effect of change in accounting principle will be recognized during the second quarter of 2000.

4.       PRO FORMA FINANCIAL INFORMATION

         The following selected financial data of the Company is presented as if the Company had not adopted SAB 101 effective January 1, 2000:

                                                              THREE MONTHS ENDED MARCH 31,
                                                                   2000            1999
                                                                ----------       --------
                                                                (proforma)       (actual)

Percentage lease and other revenue                                $15,071        $14,806
Net Income                                                        $ 2,754        $ 3,286
Net income applicable to common shareholders                      $ 1,020        $ 1,552
Net income per common share                                       $  0.06        $  0.10
                                                                  =======        =======
Net income per common share assuming dilution                     $  0.06        $  0.10
                                                                  =======        =======

Weighted average number of common shares                           16,869         16,331
Weighted average number of common shares assuming dilution         18,168         18,069


5.       EARNINGS PER SHARE

         The following is a reconciliation of the net income (loss) applicable to common shareholders used in the net income (loss) per common share calculation to the net income (loss) assuming dilution used in the net income (loss) per common share - assuming dilution calculation.

                                                              THREE MONTHS ENDED MARCH 31,
                                                                    2000           1999
                                                                  -------         ------
Net income (loss)                                                 $(2,802)        $3,286
Less: preferred stock distribution                                  1,734          1,734
                                                                  -------         ------
Net income (loss) applicable to common shareholders                (4,536)         1,552
Plus: income (loss) allocation to minority interest                  (297)           165
Plus: cumulative effect of change in accounting principle-
    allocation to minority interest                                   (52)            --
                                                                  -------         ------
Net income (loss) assuming dilution                               $(4,885)        $1,717
                                                                  =======         ======

         The following is a reconciliation of the weighted average shares used in the calculation of net income (loss) per common share to the weighted average shares used in the calculation of net income (loss) per common share - assuming dilution:

                                            THREE MONTHS ENDED MARCH 31,
                                                 2000          1999
                                                ------        ------
Weighted average number of common shares        16,869        16,331
Units with redemption rights                     1,299         1,738
                                                ------        ------
Weighted average number of common shares
     assuming dilution                          18,168        18,069
                                                ======        ======

         During the quarter ended March 31, 2000, the Company declared quarterly cash dividends of $0.28 per common share and $0.578125 per preferred share.


6.       SALE OF LONDON, KENTUCKY COMFORT SUITES HOTEL

         On February 15, 2000, the Company sold its Comfort Suites hotel in London, Kentucky for cash proceeds of $2,497, resulting in a loss of $262 as shown on the accompanying Statement of Operations. Percentage lease revenue generated from this hotel was $29 and $83, for the first quarter of 2000 and 1999, respectively.

                         CAPSTAR WINSTON COMPANY, L.L.C.
                          NOTE TO FINANCIAL STATEMENTS


The accompanying unaudited financial statements are prepared by and are the sole responsibility of CapStar Winston Company, L.L.C. CapStar Winston Company, L.L.C. leased 48 of the Company's 50 hotels as of March 31, 2000 and other than this lessee relationship, is not affiliated with the Company. These financial statements reflect, in the opinion of CapStar Winston Company, L.L.C. management, all adjustments necessary for a fair presentation of the interim financial statements. All such adjustments are of a normal and recurring nature. Certain reclassifications have been made to the 1999 financial statements to conform with the 2000 presentation. These reclassifications have no effect on net income or members' capital previously reported.

                         CAPSTAR WINSTON COMPANY, L.L.C.
                                 BALANCE SHEETS
                                 (IN THOUSANDS)

                                     ASSETS
                                                                                  March 31, 2000   December 31, 1999
                                                                                  --------------   -----------------
Current assets:                                                                    (unaudited)
     Cash and cash equivalents                                                      $    2,851       $    1,051
     Accounts receivable, net of allowance for doubtful accounts of $97
         and $98                                                                         3,132            2,773
     Due from affiliates                                                                10,301            8,667
     Deposits and other assets                                                             361              455
                                                                                    ----------       ----------
                  Total current assets                                                  16,645           12,946
                                                                                    ----------       ----------

Furniture, fixtures and equipment, net of accumulated depreciation of $153
  and $136                                                                                 223              240
Intangible assets, net of accumulated amortization of $2,173 and $1,942                 32,202           32,433
Deferred franchise costs, net of accumulated amortization of $140 and $128                 536              559
Restricted cash                                                                             43               38
                                                                                    ----------       ----------

                  Total assets                                                      $   49,649       $   46,216
                                                                                    ==========       ==========


                        LIABILITIES AND MEMBERS' CAPITAL

Current liabilities:
     Accounts payable                                                               $    1,188       $    2,018
     Accrued expenses                                                                    5,975            3,032
     Percentage lease payable to Winston Hotels, Inc.                                    8,793            7,573
     Advance deposits                                                                      552              151
                                                                                    ----------       ----------
                  Total current liabilities                                             16,508           12,774
                                                                                    ----------       ----------


Members' capital                                                                        33,141           33,442
                                                                                    ----------       ----------

                  Total liabilities and members' capital                            $   49,649       $   46,216
                                                                                    ==========       ==========


                 See accompanying note to financial statements.

                         CAPSTAR WINSTON COMPANY, L.L.C.
                       UNAUDITED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)

                                                    Three Months Ended     Three Months Ended
                                                      March 31, 2000         March 31, 1999
                                                    ------------------     ------------------
Revenue:
     Rooms                                                $ 30,797             $30,686
     Food and beverage                                       1,907               1,915
     Telephone and other operating departments               1,592               1,555
                                                          --------             -------
              Total revenue                                 34,296              34,156
                                                          --------             -------

Operating costs and expenses:
     Rooms                                                   7,149               6,953
     Food and beverage                                       1,413               1,412
     Telephone and other operating departments                 892                 782
Undistributed expenses:
     Lease                                                  13,980              13,904
     Administrative and general                              3,585               3,562
     Sales and marketing                                     1,764               1,819
     Franchise fees                                          2,182               2,153
     Repairs and maintenance                                 1,595               1,587
     Energy                                                  1,429               1,423
     Other                                                     348                 277
     Depreciation and amortization                             260                 265
                                                          --------             -------
              Total expenses                                34,597              34,137
                                                          --------             -------

Net income (loss)                                         $   (301)            $    19
                                                          ========             =======

                 See accompanying note to financial statements.

                         CAPSTAR WINSTON COMPANY, L.L.C.
                       UNAUDITED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                            Three Months Ended    Three Months Ended
                                                                              March 31, 2000        March 31, 1999
                                                                            ------------------    ------------------
Cash flows from operating activities:
     Net income (loss)                                                          $  (301)            $    19
     Adjustments to reconcile net income (loss) to net cash provided by operating activities:
         Depreciation and amortization                                              260                 265
         Write-off of deferred franchise costs                                       11                  --
        Changes in operating assets and liabilities:
         Accounts receivable                                                       (359)               (571)
         Due from affiliates                                                     (1,634)             (2,380)
             Deposits and other assets                                               94                 (68)
             Restricted cash                                                         (5)                179
         Accounts payable and accrued expenses                                    2,113               2,301
        Percentage lease payable to Winston Hotels, Inc.                          1,220               1,223
        Advance deposits                                                            401                  32
                                                                                -------             -------
Net cash provided by operating activities                                         1,800               1,000
                                                                                -------             -------

Cash flows from investing activities:
          Additions to intangible assets                                             --                 (28)
                                                                                -------             -------
Net cash used in investing activities                                                --                 (28)
                                                                                -------             -------

Net increase in cash and cash equivalents                                         1,800                 972
Cash and cash equivalents at beginning of period                                  1,051               2,075
                                                                                -------             -------

Cash and cash equivalents at end of period                                      $ 2,851             $ 3,047
                                                                                =======             =======

                 See accompanying note to financial statements.

ITEM 2 -   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS
           ($ IN THOUSANDS)

OVERVIEW

Winston Hotels, Inc. (the "Company") operates as a real estate investment trust ("REIT") to invest in hotel properties. The Company owned 50 hotels (the "Current Hotels") as of March 31, 2000. The Company owned 38 hotels as of December 31, 1997, and acquired eight hotels and opened five internally developed hotels in 1998 (the "1998 Hotels"). It currently leases 48 of the total 50 Current Hotels to CapStar Winston Company, L.L.C. ("CapStar Winston"), one of the Current Hotels to Bristol Hotels & Resorts, Inc. ("Bristol") and one of the Current Hotels to Prime Hospitality Corp. ("Prime") under leases that provide for rent payments based, in part, on revenues from the Current Hotels ("Percentage Leases") through which the Company receives its principal source of revenue.

RESULTS OF OPERATIONS

For the three months ended March 31, 2000 and March 31, 1999, the difference in operating results is primarily attributable to the adoption of the SEC Staff Accounting Bulletin No. 101 ("SAB 101") effective January 1, 2000. SAB 101 requires that a lessor not recognize contingent rental income until annual specified hurdles have been achieved by the lessee. As a result of SAB 101, the Company deferred recognition of $5,263 of its Percentage Lease revenue during the first quarter of 2000. Had the Company not adopted SAB 101, the Company would have reported percentage lease revenue totaling $14,913 during the first quarter of 2000, an increase of $224 over percentage lease revenue recognized during the first quarter of 1999.

SAB 101 will have no impact on the Company's Funds From Operations ("FFO"), or its interim or annual cash flow from its third party lessees, and therefore, on its ability to pay dividends.

The Company sold its Comfort Suites in London, Kentucky in February 2000. The Company made no other dispositions or acquisitions of hotel properties during the first quarter of 2000. The table below outlines the number of hotels owned by the Company by service type as of March 31, 2000 and 1999.

                                March 31,     March 31,
   Type of Hotel                  2000           1999
   -------------                ---------     ---------

   Limited-service hotels          28            29
   Extended-stay hotels            11            11
   Full-service hotels             11            11
                                ---------     ---------

   Total                           50            51
                                =========     =========


THE COMPANY

ACTUAL - THREE MONTHS ENDED MARCH 31, 2000 VS. ACTUAL - THREE MONTHS ENDED MARCH 31, 1999

The Company had revenue of $9,808 in 2000 consisting of $9,650 of percentage lease revenue and $158 of interest, joint venture and other income. Percentage lease revenue decreased $5,039 to $9,650 in 2000 from $14,689 in 1999. This decrease was attributable to the adoption of SAB 101 effective January 1, 2000, which resulted in deferring percentage lease revenue totaling $5,263 for the three months ended March 31, 2000. The Company expects to recognize the majority of this deferred revenue during the third and fourth quarters of 2000. Had the Company not adopted SAB 101, percentage lease revenue for the first quarter of 2000 would have been $14,913, an increase of $224 over the percentage lease reported during the first quarter of 1999. This increase was primarily attributable to an increase in percentage lease revenue from the 1998 Hotels due to an increase in occupancy rates and average daily rates at these hotels, partially offset by a decrease of $474 in percentage lease revenue generated by the hotels owned prior to 1998 as a result of competitive pressures.

Real estate taxes and property insurance costs incurred in 2000 were $2,083, an increase of $337 from $1,746 in 1999. This increase was primarily attributable to an increase in assessed values and rates. General and administrative expenses decreased $241 to $1,136 in 2000 from $1,377 in 1999. This decrease was primarily attributable to a decrease in expenses associated with the formation of new joint ventures, partially offset by an increase in payroll costs. Interest expense increased $180 to $3,270 in 2000 from $3,090 in 1999. This increase was primarily due to an increase of 0.35% in the Company's weighted average interest rate from 7.09% in 1999 to 7.44% in 2000, and a decrease in capitalized interest of $79. Weighted average outstanding borrowings decreased slightly from $177,000 in 1999 to $174,000 in 2000. Depreciation expense increased $284 to $5,261 in 2000 from $4,977 in 1999, primarily due to depreciation related to capital additions to the hotels in 2000. The cumulative effect of change in accounting principle, which resulted from the adoption of SAB 101 effective January 1, 2000, totaled $720. According to the provisions of SAB 101, this amount represents deferred percentage lease revenue as of January 1, 2000 generated by the Company's seven percentage leases that have non-calendar year fiscal years. During the first quarter of 2000, the Company recognized $350 of the total cumulative effect of change in accounting principle, which is included in percentage lease revenue in the accompanying Statement of Operations. The remaining unrecognized portion of the cumulative effect of change in accounting principle will be recognized during the second quarter of 2000.


CAPSTAR WINSTON

ACTUAL - THREE MONTHS ENDED MARCH 31, 2000 VS. ACTUAL - THREE MONTHS ENDED MARCH 31, 1999

The following table sets forth certain historical financial information for the Current Hotels for the periods indicated:

                                                   Three Months Ended          Three Months Ended
                                                     March 31, 2000             March 31, 1999
                                                  ---------------------       -------------------
Revenue:
   Rooms                                          $ 30,797        89.8%       $30,686       89.8%
   Food and beverage                                 1,907         5.6%         1,915        5.6%
   Telephone and other operating departments         1,592         4.6%         1,555        4.6%
                                                  --------       -----        -------      -----
         Total revenue                              34,296       100.0%        34,156      100.0%
                                                  --------       -----        -------      -----

Operating costs and expenses:
   Rooms                                             7,149        20.8%         6,953       20.4%
   Food and beverage                                 1,413         4.1%         1,412        4.1%
   Telephone and other operating departments           892         2.6%           782        2.3%
Undistributed expenses:
   Lease                                            13,980        40.7%        13,904       40.7%
   Administrative and general                        3,585        10.5%         3,562       10.4%
   Sales and marketing                               1,764         5.1%         1,819        5.3%
   Franchise fees                                    2,182         6.4%         2,153        6.3%
   Repairs and maintenance                           1,595         4.7%         1,587        4.6%
   Energy                                            1,429         4.2%         1,423        4.2%
   Other                                               348         1.0%           277        0.8%
   Depreciation and amortization                       260         0.8%           265        0.8%
                                                  --------       -----        -------      -----
         Total expenses                             34,597       100.9%        34,137       99.9%
                                                  --------       -----        -------      -----
         Net income (loss)                        $   (301)       (0.9%)      $    19        0.1%
                                                  ========       =====        =======      =====

CapStar Winston had room revenue of $30,797 in 2000, an increase of $111 from $30,686 in 1999. The increase in room revenue was due to an increase in the average daily rate of $2.18 to $75.76 from $73.58, partially offset by a decrease in occupancy. Food and beverage revenue decreased $8 to $1,907 from $1,915. Telephone and other operating departments revenue increased $37 to $1,592 from $1,555 due to an increase in revenue from movies and videos.

CapStar Winston had total expenses in 2000 of $34,597, an increase of $460 from $34,137 in 1999. The increase was due to increases in rooms expense and telephone and other operating expense. Rooms expense increased primarily due to increases in travel agency commissions, contract labor, and payroll. Telephone and other operating departments expense increased primarily due to an increase in cost of movies and videos.

LIQUIDITY AND CAPITAL RESOURCES

The Company finances its operations from operating cash flow, which is principally derived from Percentage Leases. For the quarter ended March 31, 2000, cash flow provided by operating activities was $7,196 and funds from operations, which is equal to net income (loss) before allocation to minority interest and cumulative effect of change in accounting principle (excluding gains (losses) on sales of property) plus depreciation, plus deferred revenue, less preferred dividends, was $6,621. Under federal income tax law provisions applicable to REITs, the Company is required to distribute at least 95% of its taxable income to maintain its tax status as a REIT. In the quarter ended March 31, 2000, the Company declared distributions of $6,465 to its common stock and preferred stock shareholders. Because the Company's cash flow from operating activities is expected to exceed its taxable income due to depreciation and amortization expenses, the Company expects to be able to meet its distribution requirements out of cash flow from operating activities.

On February 15, 2000, the Company sold its Comfort Suites hotel in London, Kentucky for cash proceeds of $2,497, resulting in a loss of $262 as shown on the accompanying Statement of Operations. The Company is also considering the sale of certain other non-core hotels that lie outside the Company's upscale segment focus and plans to use the proceeds from any sales to reduce debt.

The Company's net cash provided by investing activities for the three months ended March 31, 2000 totaled $635. This amount was primarily generated by proceeds received from the sale of the Comfort Suites hotel in London, KY totaling $2,497, offset by $1,869 in capital additions at the Current Hotels. The Company plans to spend approximately $6,273 to renovate certain of its Current Hotels during the next nine months. These expenditures are in excess of the 5% of room revenues for its hotels (7% of room revenues and food and beverage revenues for one of its full-service hotels) which the Company is required to spend under its Percentage Leases for periodic capital improvements and the refurbishment and replacement of furniture, fixtures and equipment at its Current Hotels. These capital expenditures are funded from operating cash flow, and possibly from borrowings under the Company's $140,000 line of credit, sources which are expected to be adequate to fund such capital requirements. These capital expenditures are in addition to amounts spent on normal repairs and maintenance which have approximated 4.7% of room revenues for each of the three months ended March 31, 2000 and 1999, respectively, and are paid by CapStar Winston, Prime and Bristol.

During 1999, the Company entered into a joint venture agreement with Regent Partners, Inc., (the "Regent Joint Venture") to jointly develop hotel properties. As of March 31, 2000, the Company had invested $145 in the Regent Joint Venture. The first hotel to be developed by the Regent Joint Venture, a full service 158-room Hilton Garden Inn in Windsor, CT, is currently under construction with an expected opening date during the third quarter of 2000. The second hotel to be developed by the Regent Joint Venture, a full service 177-room Hilton Garden Inn in Evanston, IL, is scheduled to open before the holiday season in 2001.

In addition, during the first quarter of 2000, the Company entered into a joint venture agreement with Marsh Landing Investment, L.L.C., (the "Marsh Landing Joint Venture") to jointly develop hotel properties. As of March 31, 2000, the Company had invested $1,524 in the Marsh Landing Joint Venture. This is the Company's first development project under an arms length joint venture agreement with Marsh Landing Investment, L.L.C., headed by the Company's Chairman, Charles
M. Winston, and Board Member, James H. Winston. The first hotel to be developed by the Marsh Landing Joint Venture, a 118-room Hampton Inn in Ponte Vedra, FL, is currently under construction with an expected opening date during the first quarter of 2001. The Company will hold a 49 percent ownership interest in all three joint venture projects. Under the terms of each joint venture, the Company will receive fees for its services which will include development fees, purchasing fees, and ongoing asset management fees once each hotel opens. The Company continues to seek additional joint venture opportunities.

The Company's net cash used in financing activities during the quarter ended March 31, 2000 totaled $7,640. This amount included payment of distributions to shareholders of $6,442 and the payment of distributions to the Partnership's minority interest of $364, long-term debt payments of $268, a reduction of $500 in the Company's $140,000 line of credit (the "Line") balance from $104,500 to $104,000, and payment of fees related to financing facilities of $34.

The Line is collateralized with 29 of the Company's Current Hotels. The Line bears interest generally at rates from LIBOR plus 1.45% to LIBOR plus 1.70%, based primarily upon the Company's level of total indebtedness. The Company's current rate is LIBOR plus 1.45%.

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

The Company had $69,707 in long-term debt at March 31, 2000 that was subject to a fixed interest rate and principal payments. This debt is comprised of a 10-year loan with a 25-year amortization period with GE Capital Corporation, which carries an interest rate of 7.375%. This debt facility is collateralized with 14 of the Company's Current Hotels.

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

SEASONALITY

The hotels' operations historically have been seasonal in nature, reflecting higher revenue per available room during the second and third quarters. This seasonality and the structure of the Percentage Leases, which provide for a higher percentage of room revenues above the minimum quarterly levels to be paid as Percentage Rent, and the revenue recognition provisions of SAB 101, can be expected to cause fluctuations in the Company's quarterly lease revenue under the Percentage Leases.

FUNDS FROM OPERATIONS

The Company considers Funds From Operations ("FFO") a widely used and appropriate measure of performance for an equity REIT. FFO, as defined by the National Association of Real Estate Investment Trusts ("NAREIT"), is income
(loss) before minority interest (determined in accordance with generally accepted accounting principles), excluding gains (losses) from sales of depreciable operating property, plus real estate related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. The Company further adjusts FFO by adding the change in deferred revenue during the period to eliminate the impact of SAB 101 on revenue recognition. This is consistent with certain other hotel lodging REITs. FFO is presented to assist investors in analyzing the performance of the Company. The Company's method of calculating FFO may be different from methods used by other REITs and accordingly, may not be comparable to such other REITs. FFO (i) does not represent cash flows from operating activities as defined by generally accepted accounting principles, (ii) is not indicative of cash available to fund all cash flow and liquidity needs, including the Company's ability to make distributions, and (iii) should not be considered as an alternative to net income (as determined in accordance with generally accepted accounting principles) for purposes of evaluating the Company's operating performance.

The following presents the Company's calculation of FFO and FFO per share (in thousands, except per share data):

                                                                      Three Months Ended
                                                                          March 31,
                                                                  -------------------------
                                                                    2000             1999
                                                                  --------         --------
Income (loss) before allocation to minority interest and
   cumulative effect of change in accounting principle            $ (2,431)        $  3,451
Plus: depreciation                                                   5,261            4,977
Plus: loss on sale of property                                         262               --
Plus: deferred percentage lease revenue                              5,263               --
Less: preferred stock dividends                                     (1,734)          (1,734)
                                                                  --------         --------

FFO                                                               $  6,621         $  6,694
                                                                  ========         ========

Weighted average number of common shares assuming
   dilution                                                         18,168           18,069
                                                                  --------         --------

FFO per common share                                              $   0.36         $   0.37
                                                                  ========         ========

FORWARD LOOKING STATEMENTS

This report contains certain "forward looking" statements within the meaning of
Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. You can identify these statements by use of words like "may," "will," "expect," "anticipate," "estimate," or "continue" or similar expressions. These statements represent the Company's judgment and are subject to risks and uncertainties that could cause actual operating results to differ materially from those expressed or implied in the forward-looking statements, including but not limited to the risk that properties held for sale will not sell, financing risks, development risks including risk of construction delay, cost overruns, occupancy rates, average daily rates, governmental permits, zoning and the increase of development costs in connection with projects that are not pursued to completion. From time to time, these and additional risks are discussed in the Company's filings with the Securities and Exchange Commission, including but not limited to its Form S-3 Registration Statements, including its Form S-3 Registration Statement filed on September 2, 1999 as amended on September 29, 1999, and its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and its other periodic reports.


ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK ($ IN THOUSANDS)

As of March 31, 2000, the Company's exposure to market risks for a change in interest rates related solely to its debt outstanding under its $140,000 Line of Credit (the "Line"). Total debt outstanding under the Line totaled $104,000 at March 31, 2000. The Line bears interest at rates from LIBOR plus 1.45% to LIBOR plus 1.70%, based on the Company's level of total indebtedness. The current interest rate is LIBOR plus 1.45%. The weighted average interest rate on the Line for the three months period ended March 31, 2000 was 7.44%. The Line is used to maintain liquidity and fund the Company's business operations, hotel acquisitions, development and major renovations. Pursuant to the Company's operating strategies, it maintains minimal cash balances and is substantially dependent upon, among other things, the availability of adequate working capital financing to support hotel acquisitions, development and major renovations. The definitive extent of the Company's interest rate risk under the Line is not quantifiable or predictable because of the variability of future interest rates and business financing requirements.

Per the requirements of the Line, the Company maintains an interest rate cap agreement to eliminate the exposure to increases in 30-day LIBOR over 7.50%, and therefore from its exposure to interest rate increases over 8.95% on a principal balance of $25,000 through March 25, 2002.

The Company had $69,707 in long-term debt at March 31, 2000 that was subject to a fixed interest rate and principal payments. This debt is comprised of a 10-year loan with a 25-year amortization period with GE Capital Corporation, which carries an interest rate of 7.375%.

The Company's long-term debt has an expiration date of December 2023. The following table presents the aggregate maturities and historical cost amounts of the fixed debt principal and interest rates by maturity dates at March 31, 2000:


  Maturity Date       Fixed Rate Debt       Interest Rate
  -------------       ---------------       -------------
       2000                      835               7.375%
       2001                    1,187               7.375%
       2002                    1,278               7.375%
       2003                    1,376               7.375%
       2004                    1,480               7.375%
    Thereafter                63,551               7.375%
                             -------           ----------
                             $69,707               7.375%
                             =======           ==========

PART II - OTHER INFORMATION



Item 6.           Exhibits and Reports on Form 8-K.

                  (a) Exhibits.

                           27. Financial Data Schedule (For SEC use only)

                  (b) Reports on Form 8-K.

                           No reports on Form 8-K were filed during the quarter ended March 31, 2000.

                                   SIGNATURES


       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   WINSTON HOTELS, INC.



Date     May 12, 2000                 /s/ Joseph V. Green
         ------------              ---------------------------------------------
                                   Joseph V. Green
                                   Executive Vice President and Chief Financial
                                   Officer
                                   (Authorized officer and Principal
                                   Financial Officer)

                              WINSTON HOTELS, INC.
                 FORM 10-Q for the quarter ended March 31, 2000

                                  EXHIBIT INDEX

Exhibit
Number                     Description of Exhibit
-------                    ----------------------

27.                        Financial Data Schedule (For SEC use only).