Form 10-Q
period 2000-06-30
WINSTON HOTELS INC
filed 2000-08-11
CIK 920605

================================================================================
                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549


                                    FORM 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended June 30, 2000      Commission file number 0-23732



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


         The number of shares of Common Stock, $.01 par value, outstanding on July 31, 2000 was 16,897,418.

================================================================================

                              WINSTON HOTELS, INC.
                                      INDEX


                                                                            Page
                                                                            ----
PART I.   FINANCIAL INFORMATION

Item 1.   WINSTON HOTELS, INC.

            Consolidated Balance Sheets as of June 30, 2000 (unaudited)
            and December 31, 1999                                             3

            Unaudited Consolidated Statements of Operations for the three
            and six months ended June 30, 2000 and 1999                       4

            Unaudited Consolidated Statements of Cash Flows for the
            six months ended June 30, 2000 and 1999                           6

            Notes to Consolidated Financial Statements                        7

          CAPSTAR WINSTON COMPANY, L.L.C.  (1)

            Note to Financial Statements                                      9

            Balance Sheets as of June 30, 2000 (unaudited)
            and December 31, 1999                                            10

            Unaudited Statements of Income for the three and
            six months ended June 30, 2000 and 1999                          11

            Unaudited Statements of Cash Flows for the six months ended
            June 30, 2000 and 1999                                           12


Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                          13

Item 3.   Quantitative and Qualitative Disclosures about Market Risk         19

PART II.  OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders                20

Item 5.   Other Information                                                  20

Item 6.   Exhibits and Reports on Form 8-K                                   20

          SIGNATURES                                                         21

          EXHIBIT INDEX                                                      22


(1) The financial statements of CapStar Winston Company, L.L.C. ("CapStar Winston") are included in this report as they contain material information with respect to Winston Hotels, Inc.'s (the "Company's") investment in hotel properties. As of June 30, 2000, CapStar Winston served as the lessee of 48 of the Company's 50 hotels. CapStar Winston is not affiliated with the Company other than through its lessee relationship.

                              WINSTON HOTELS, INC.
                           CONSOLIDATED BALANCE SHEETS
                   ($ IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                     ASSETS
                                                              June 30, 2000  December 31, 1999
                                                               -----------   -----------------
                                                               (unaudited)

Land                                                            $ 42,368        $ 42,704
Buildings and improvements                                       363,231         364,481
Furniture and equipment                                           39,586          38,348
                                                                --------        --------
       Operating properties                                      445,185         445,533
Less accumulated depreciation                                     68,234          58,366
                                                                --------        --------
                                                                 376,951         387,167
Properties under development                                         216           1,703
                                                                --------        --------
       Net investment in hotel properties                        377,167         388,870
Corporate FF&E, net                                                1,299             871
Cash                                                                 201              28
Lease revenue receivable                                          11,073           7,611
Investment in joint ventures                                       2,869             184
Deferred expenses, net                                             3,633           4,072
Prepaid expenses and other assets                                  4,965           4,435
                                                                --------        --------
               Total assets                                     $401,207        $406,071
                                                                ========        ========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Long-term debt                                                  $ 69,434        $ 69,975
Due to banks                                                     103,800         104,500
Deferred percentage lease revenue                                 12,759              --
Accounts payable and accrued expenses                              6,691           5,490
Distributions payable                                              6,829           6,806
Minority interest in Partnership                                   8,918          10,222
                                                                --------        --------
               Total liabilities                                $208,431        $196,993
                                                                --------        --------

Shareholders' equity:
      Preferred stock, $.01 par value, 10,000,000
        shares authorized, 3,000,000 shares issued
        and outstanding (liquidation preference
        of $76,734)                                                   30              30
      Common stock, $.01 par value, 50,000,000 shares
        authorized, 16,895,948 and 16,813,823 shares
        issued and outstanding                                       169             168
      Additional paid-in capital                                 229,799         229,106
      Unearned compensation                                         (932)           (524)
      Distributions in excess of earnings                        (36,290)        (19,702)
                                                                --------        --------
               Total shareholders' equity                        192,776         209,078
                                                                --------        --------
               Total liabilities and shareholders' equity       $401,207        $406,071
                                                                ========        ========

    The accompanying notes are an integral part of the financial statements.

                              WINSTON HOTELS, INC.
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                              (POST SAB 101)  (PRE SAB 101)
                                                               Three Months   Three Months
                                                                   Ended          Ended
                                                               June 30, 2000  June 30, 1999
                                                               -------------  -------------

Revenue:
  Percentage lease revenue (see Note below)                       $10,574        $17,335
  Interest, joint venture and other income                            191             89
                                                                  -------        -------
      Total revenue                                                10,765         17,424
Expenses:
  Real estate taxes and property and casualty insurance             1,705          1,935
  General and administrative                                        1,284          1,222
  Interest                                                          3,326          3,005
  Depreciation                                                      5,275          5,138
  Amortization                                                        230            226
                                                                  -------        -------
      Total expenses                                               11,820         11,526
Income (loss) before allocation to minority interest               (1,055)         5,898
Income (loss) allocation to minority interest                        (199)           400
                                                                  -------        -------
      Net income (loss)                                              (856)         5,498
Preferred stock distribution                                       (1,734)        (1,734)
                                                                  -------        -------
      Net income (loss) applicable to common shareholders         $(2,590)       $ 3,764
                                                                  =======        =======
Earnings per share:
  Net income (loss) per common share                              $ (0.15)       $  0.23
                                                                  =======        =======
  Net income (loss) per common share assuming dilution            $ (0.15)       $  0.23
                                                                  =======        =======
  Weighted average number of common shares                         16,896         16,352
  Weighted average number of common shares assuming dilution       18,194         18,121

========================================================================================

Selected Pro Forma Financial Data: (see Note below)
---------------------------------------------------
  Percentage lease revenue - PRE SAB 101                          $17,350        $17,335
  Deferred percentage lease revenue                               $(6,776)       $(7,467)
                                                                  -------        -------
  Percentage lease revenue                                        $10,574        $ 9,868
  Net loss                                                        $  (856)       $(1,252)
  Net loss applicable to common shareholders                      $(2,590)       $(2,986)
  Net loss per common share                                       $ (0.15)       $ (0.18)
                                                                  =======        =======
  Net loss per common share assuming dilution                     $ (0.15)       $ (0.18)
                                                                  =======        =======


Note: The operating results for the three months ended June 30, 1999 are presented on the basis of accounting used for revenue recognition prior to the adoption of SAB 101. Accordingly, the Company has presented the information provided in the Selected Pro Forma Financial Data to reflect operating results as if the Company had adopted SAB 101 prior to January 1, 1999 in order to present a more meaningful comparison. See Note 3.


    The accompanying notes are an integral part of the financial statements.

                              WINSTON HOTELS, INC.
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                              (POST SAB 101)  (PRE SAB 101)
                                                                Six Months     Six Months
                                                                   Ended          Ended
                                                               June 30, 2000  June 30, 1999
                                                               -------------  -------------

Revenue:
  Percentage lease revenue (see Note below)                         $ 20,224       $ 32,024
  Interest, joint venture and other income                               349            204
                                                                    --------       --------
      Total revenue                                                   20,573         32,228
Expenses:
  Real estate taxes and property and casualty insurance                3,788          3,680
  General and administrative                                           2,419          2,598
  Interest                                                             6,597          6,094
  Depreciation                                                        10,536         10,115
  Amortization                                                           457            392
                                                                    --------       --------
      Total expenses                                                  23,797         22,879
Income (loss) before loss on sale of property, allocation
 to minority interest, and cumulative effect of change
 in accounting principle                                              (3,224)         9,349
Loss on sale of property                                                (262)            --
                                                                    --------       --------
  Income (loss) before allocation to minority interest
   and cumulative effect of change in accounting principle            (3,486)         9,349
Income (loss) allocation to minority interest                           (496)           565
                                                                    --------       --------
  Income (loss) before cumulative effect of change in
   accounting principle                                               (2,990)         8,784
Cumulative effect of change in accounting principle - gross             (720)            --
Cumulative effect of change in accounting principle -
 allocation to minority interest                                          52             --
                                                                    --------       --------
Cumulative effect of change in accounting principle - net               (668)            --
                                                                    --------       --------
  Net income (loss)                                                   (3,658)         8,784
Preferred stock distribution                                          (3,469)        (3,469)
                                                                    --------       --------
  Net income (loss) applicable to common shareholders               $ (7,127)      $  5,315
                                                                    ========       ========
Earnings per share:
  Income (loss) before cumulative effect of change
   in accounting principle per common share                         $  (0.38)      $   0.33
                                                                    ========       ========
  Income (loss) before cumulative effect of change
   in accounting principle per common share
   assuming dilution                                                $  (0.38)      $   0.32
                                                                    ========       ========

  Net income (loss) per common share                                $  (0.42)      $   0.33
                                                                    ========       ========
  Net income (loss) per common share assuming dilution              $  (0.42)      $   0.32
                                                                    ========       ========
    Weighted average number of common shares                          16,883         16,342
    Weighted average number of common shares assuming dilution        18,181         18,096

===========================================================================================

Selected Pro Forma Financial Data: (see Note below)
---------------------------------------------------
  Percentage lease revenue - PRE SAB 101                            $ 32,269       $ 32,024
  Deferred percentage lease revenue                                 $(12,045)      $(13,306)
                                                                    --------       --------
  Percentage lease revenue                                          $ 20,224       $ 18,718
  Net loss                                                          $ (2,990)      $ (3,243)
  Net loss applicable to common shareholders                        $ (6,459)      $ (6,712)
  Net loss per common share                                         $  (0.38)      $  (0.41)
                                                                    ========       ========
  Net loss per common share assuming dilution                       $  (0.38)      $  (0.41)
                                                                    ========       ========


Note: The results for the six months ended June 30, 1999 are presented on the basis of accounting used for revenue recognition prior to the adoption of SAB
101. Accordingly, the Company has presented the information provided in the Selected Pro Forma Financial Data to reflect operating results as if the Company had adopted SAB 101 prior to January 1, 1999 in order to present a more meaningful comparison. Further, the cumulative effect of change in accounting principle has been removed for the six months ended June 30, 2000 to aid in this comparison. See Note 3.

    The accompanying notes are an integral part of the financial statements.

                              WINSTON HOTELS, INC.
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                      Six Months     Six Months
                                                                        Ended          Ended
                                                                    June 30, 2000  June 30, 1999
                                                                      ----------     --------

Cash flows from operating activities:
     Net income (loss)                                                $ (3,658)      $  8,784
     Adjustments to reconcile net income (loss) to
          net cash provided by operating activities:
          Minority interest                                               (548)           565
          Depreciation                                                  10,536         10,115
          Amortization                                                     457            392
          Loss on sale of hotel properties                                 262             --
          Unearned compensation amortization                               289            129
     Changes in assets and liabilities:
          Lease revenue receivable                                      (3,462)        (3,733)
          Deferred lease revenue                                        12,759             --
          Prepaid expenses and other assets                               (407)        (1,109)
          Accounts payable and accrued expenses                          1,201          1,746
                                                                      --------       --------
              Net cash provided by operating activities                 17,429         16,889
                                                                      --------       --------
Cash flows from investing activities:
     Prepaid acquisition costs                                              --            (62)
     Deferred disposition costs                                              6           (116)
     Investment in hotel properties                                     (3,590)       (10,812)
     Investment in joint ventures, net                                  (1,168)            --
     Sale of hotel properties                                            2,497          1,993
                                                                      --------       --------
              Net cash used in investing activities                     (2,255)        (8,997)
                                                                      --------       --------
Cash flows from financing activities:
     Fees paid in connection with financing facilities                     (94)        (1,344)
     Purchase of interest rate cap agreement                                --            (57)
     Fees paid to register additional shares                               (32)            --
     Payment of distributions to shareholders                          (12,907)       (12,611)
     Payment of distributions to minority interest                        (727)          (973)
     Net increase/(decrease) in due to banks                              (700)         7,715
     Decrease in long-term debt                                           (541)          (503)
                                                                      --------       --------
              Net cash used in financing activities                    (15,001)        (7,773)
                                                                      --------       --------
Net increase in cash                                                       173            119
Cash at beginning of period                                                 28             33
                                                                      --------       --------
Cash at end of period                                                 $    201       $    152
                                                                      ========       ========
Supplemental disclosure:
     Cash paid for interest                                           $  5,365       $  5,855
                                                                      ========       ========
Summary of non-cash investing and financing activities:
     Contribution of land parcel to joint venture                     $  1,517       $     --
     Distributions to shareholders declared but not paid                 6,465          6,318
     Distributions to minority interest declared but not paid              364            487
     Deferred equity compensation                                          697            524
     Minority interest payable adjustment due to the issuance of
            common shares                                                   29             60

    The accompanying notes are an integral part of the financial statements.

                              WINSTON HOTELS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

1.       ORGANIZATION

         Winston Hotels, Inc. (the "Company") operates so as to qualify as a real estate investment trust ("REIT") for federal income tax purposes. The accompanying unaudited consolidated financial statements reflect, in the opinion of management, all adjustments necessary for a fair presentation of the interim financial statements. All such adjustments are of a normal and recurring nature. Due to the seasonality of the hotel business, the information for the three and six months ended June 30, 2000 and 1999 is not necessarily indicative of the results for a full year. This Form 10-Q should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1999.


2.       ACCOUNTING POLICIES

         Certain reclassifications have been made to the 1999 financial statements to conform with the 2000 presentation. These reclassifications have no effect on net income or shareholders' equity previously reported.


3.       ADOPTION AND IMPACT OF SAB 101

         In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101") which provides guidance on revenue recognition. SAB 101 is effective for fiscal years beginning after December 15, 1999. SAB 101 requires that a lessor not recognize contingent rental income until annual specified hurdles have been achieved by the lessee. During 1999 and prior years, consistent with industry practice, the Company recognized contingent rentals throughout the year since it was considered probable that the lessee would exceed the annual specified hurdles. The Company has reviewed the terms of its leases and has determined that the provisions of SAB 101 materially impact the Company's revenue recognition on an interim basis, effectively deferring the recognition of revenue from its leases from the first and second quarters of the calendar year to the third and fourth quarters. SAB 101 will impact the Company's revenue recognition on an annual basis, although to a much lesser degree, as seven of the Company's 50 leases have fiscal year ends which differ from the Company's fiscal year end of December 31. (Had the Company adopted the provisions of SAB 101 on January 1, 1999, the Company would have deferred $720 of percentage lease revenue for the year ended December 31, 1999, representing 1.2% of total percentage lease revenue for the year.) The Company has accounted for SAB 101 as a change in accounting principle effective January 1, 2000, and therefore has not restated the 1999 or prior years' financial statements.

         SAB 101 will have no impact on the Company's funds from operations or its cash flow from its third party lessees, and therefore, on its ability to pay dividends.

         As of June 30, 2000, the Company's deferred revenue resulting from the adoption of SAB 101 totaled $12,759, approximately 96% of which will be recognized in the third and fourth quarters of 2000 with the balance to be recognized during the first quarter of 2001. As noted above, the Company has seven leases with non-calendar year fiscal years. These seven leases generated $720 of revenue, that, had SAB 101 been in effect, would have been deferred as of December 31, 1999, and is shown as a "cumulative effect of change in accounting principle" on the accompanying Statement of Operations for the six months ended June 30, 2000. During the first half of 2000, the Company recognized all $720 cumulative effect of change in accounting principle, as those seven leases' fiscal years ended on or prior to June 30, 2000. This $720 is included in 2000 percentage lease revenue.

4.       PRO FORMA FINANCIAL INFORMATION

The following selected pro forma and actual financial data of the Company is presented as if the Company had not adopted SAB 101 effective January 1, 2000:

                                                    Three Months      Three Months     Six Months       Six Months
                                                        Ended             Ended           Ended            Ended
                                                    June 30, 2000     June 30, 1999   June 30, 2000    June 30, 1999
                                                     (pro forma)        (actual)       (pro forma)        (actual)
                                                   ---------------   ---------------  ---------------  --------------

Percentage lease and other revenue                     $17,541          $17,424          $32,618          $32,228
Net income                                               5,436            5,498            8,194            8,784
Net income applicable to common shareholders             3,702            3,764            4,725            5,315
Net income per common share                            $  0.22          $  0.23          $  0.28          $  0.33
                                                       =======          =======          =======          =======
Net income per common share assuming dilution          $  0.22          $  0.23          $  0.28          $  0.33
                                                       =======          =======          =======          =======

Weighted average number of common shares                16,896           16,352           16,883           16,342
Weighted average number of common shares
        assuming dilution                               18,194           18,121           18,181           18,096


5.   EARNINGS PER SHARE

The following is a reconciliation of the net income (loss) applicable to common shareholders used in the net income (loss) per common share calculation to the net income (loss) assuming dilution used in the net income (loss) per common share - assuming dilution calculation.

                                                         Three Months      Three Months       Six Months      Six Months
                                                             Ended             Ended            Ended            Ended
                                                         June 30, 2000     June 30, 1999    June 30, 2000    June 30, 1999
                                                        ----------------  ----------------  --------------  ---------------

Net income (loss)                                            $  (856)          $5,498          $(3,658)          $8,784
Less: preferred stock distribution                             1,734            1,734            3,469            3,469
                                                             -------           ------          -------           ------
Net income (loss) applicable to common shareholders           (2,590)           3,764           (7,127)           5,315
Plus: income (loss) allocation to minority
      interest                                                  (199)             400             (496)             565
Plus: cumulative effect of change in accounting
      principle allocation to minority interest                   --               --              (52)              --
                                                             -------           ------          -------           ------
Net income (loss) assuming dilution                          $(2,789)          $4,164          $(7,675)          $5,880
                                                             =======           ======          =======           ======


The following is a reconciliation of the weighted average shares used in the calculation of net income (loss) per common share to the weighted average shares used in the calculation of net income (loss) per common share - assuming dilution:

                                              Three Months     Three Months     Six Months     Six Months
                                                  Ended           Ended           Ended           Ended
                                              June 30, 2000   June 30, 1999    June 30, 2000  June 30, 1999
                                             --------------   --------------   -------------  -------------

Weighted average number of common shares          16,896          16,352          16,883          16,342
Units with redemption rights                       1,298           1,739           1,298           1,739
Stock options                                         --              30              --              15
                                                  ------          ------          ------          ------
Weighted average number of common shares
        assuming dilution                         18,194          18,121          18,181          18,096
                                                  ======          ======          ======          ======

The Company declared quarterly cash dividends of $0.28 per common share and $0.578125 per preferred share, during each of the first and second quarters of 2000.

                         CAPSTAR WINSTON COMPANY, L.L.C.
                          NOTE TO FINANCIAL STATEMENTS


The accompanying unaudited financial statements are prepared by and are the sole responsibility of CapStar Winston Company, L.L.C. CapStar Winston Company, L.L.C. leased 48 of the Company's 50 hotels as of June 30, 2000 and other than this lessee relationship, is not affiliated with the Company. These financial statements reflect, in the opinion of CapStar Winston Company, L.L.C. management, all adjustments necessary for a fair presentation of the interim financial statements. All such adjustments are of a normal and recurring nature. Certain reclassifications have been made to the 1999 financial statements to conform with the 2000 presentation. These reclassifications have no effect on net income or members' capital previously reported.

                         CAPSTAR WINSTON COMPANY, L.L.C.
                                 BALANCE SHEETS
                                 (IN THOUSANDS)


                                     ASSETS
                                                                                 June 30, 2000   December 31, 1999
                                                                                 -------------   -----------------
                                                                                  (unaudited)

Current assets:
     Cash and cash equivalents                                                      $ 2,342          $ 1,051
     Accounts receivable, net of allowance for doubtful accounts of $130
        and $98                                                                       3,454            2,773
     Due from affiliates                                                             13,088            8,667
     Deposits and other assets                                                          268              455
                                                                                    -------          -------
                  Total current assets                                               19,152           12,946
                                                                                    -------          -------

Furniture, fixtures and equipment, net of accumulated depreciation of $171
   and $136                                                                             227              240
Intangible assets, net of accumulated amortization of $2,404 and $1,942              31,971           32,433
Deferred franchise costs, net of accumulated amortization of $153 and $128              523              559
Restricted cash                                                                          52               38
                                                                                    -------          -------

                  Total assets                                                      $51,925          $46,216
                                                                                    =======          =======



                        LIABILITIES AND MEMBERS' CAPITAL

Current liabilities:
     Accounts payable                                                               $ 1,385          $ 2,018
     Accrued expenses                                                                 4,940            3,032
     Percentage lease payable to Winston Hotels, Inc.                                11,041            7,573
     Advance deposits                                                                   171              151
                                                                                    -------          -------
                  Total current liabilities                                          17,537           12,774
                                                                                    -------          -------


Members' capital                                                                     34,388           33,442
                                                                                    -------          -------
                  Total liabilities and members' capital                            $51,925          $46,216
                                                                                    =======          =======

                 See accompanying note to financial statements.

                         CAPSTAR WINSTON COMPANY, L.L.C.
                         UNAUDITED STATEMENTS OF INCOME
                                 (IN THOUSANDS)


                                                         Three Months Ended                Six Months Ended
                                                   June 30, 2000    June 30, 1999    June 30, 2000   June 30, 1999
                                                   ------------------------------    -----------------------------

Revenue:
   Rooms                                              $34,509          $34,590          $65,305          $65,276
   Food and beverage                                    2,090            1,964            3,997            3,878
   Telephone and other operating departments            1,808            1,634            3,400            3,190
                                                      -------          -------          -------          -------
         Total revenue                                 38,407           38,188           72,702           72,344
                                                      -------          -------          -------          -------

Operating costs and expenses:
   Rooms                                                7,574            7,553           14,722           14,505
   Food and beverage                                    1,495            1,511            2,907            2,922
   Telephone and other operating departments            1,043              894            1,934            1,677
Undistributed expenses:
   Lease                                               16,241           16,407           30,221           30,311
   Administrative and general                           3,039            3,482            6,624            7,045
   Sales and marketing                                  1,650            1,546            3,415            3,365
   Franchise fees                                       2,473            2,462            4,655            4,616
   Repairs and maintenance                              1,579            1,663            3,174            3,250
   Energy                                               1,378            1,345            2,807            2,768
   Other                                                  427              368              775              646
   Depreciation and amortization                          261              264              522              527
                                                      -------          -------          -------          -------
         Total expenses                                37,160           37,495           71,756           71,632
                                                      -------          -------          -------          -------
         Net Income                                   $ 1,247          $   693          $   946          $   712
                                                      =======          =======          =======          =======

                 See accompanying note to financial statements.

                         CAPSTAR WINSTON COMPANY, L.L.C.
                       UNAUDITED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)



                                                                        Six Months Ended        Six Months Ended
                                                                          June 30, 2000           June 30, 1999
                                                                       --------------------    --------------------

Cash flows from operating activities:
     Net income                                                              $   946                  $   712
     Adjustments to reconcile net income to net cash provided
         by operating activities:
         Depreciation and amortization                                           522                      527
         Write-off of deferred franchise costs                                    11                       --
     Changes in operating assets and liabilities:
         Accounts receivable                                                    (681)                    (604)
         Due from affiliates                                                  (4,421)                  (4,587)
         Deposits and other assets                                               187                     (135)
         Restricted cash                                                         (14)                     124
         Accounts payable and accrued expenses                                 1,275                    1,379
         Percentage lease payable to Winston Hotels, Inc.                      3,468                    3,709
         Advance deposits                                                         20                      (33)
                                                                             -------                  -------
Net cash provided by operating activities                                      1,313                    1,092

Cash flows from investing activities:
         Additions of furniture, fixtures and equipment                          (22)                     (13)
         Additions to intangible assets                                           --                      (28)
                                                                             -------                  -------
Net cash used in investing activities                                            (22)                     (41)
                                                                             -------                  -------

Net increase in cash and cash equivalents                                      1,291                    1,051
Cash and cash equivalents at beginning of period                               1,051                    2,075
                                                                             -------                  -------

Cash and cash equivalents at end of period                                   $ 2,342                  $ 3,126
                                                                             =======                  =======

                 See accompanying note to financial statements.

ITEM 2 -   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS
           ($ IN THOUSANDS)

OVERVIEW

Winston Hotels, Inc. (the "Company") operates as a real estate investment trust ("REIT") to invest in hotel properties. The Company owned 50 hotels (the "Current Hotels") as of June 30, 2000. The Company owned 38 hotels as of December 31, 1997, and acquired eight hotels and opened five internally developed hotels in 1998 (the "1998 Hotels"). It currently leases 48 of the total 50 Current Hotels to CapStar Winston Company, L.L.C. ("CapStar Winston"), one of the Current Hotels to Bass PLC of London ("Bass"), and one of the Current Hotels to Prime Hospitality Corp. ("Prime") under leases that provide for rent payments based, in part, on revenues from the Current Hotels ("Percentage Leases") through which the Company receives its principal source of revenue.

RESULTS OF OPERATIONS

For the three and six months ended June 30, 2000 and June 30, 1999, the difference in operating results is primarily attributable to the adoption of the SEC Staff Accounting Bulletin No. 101 ("SAB 101") effective January 1, 2000. SAB 101 requires that a lessor not recognize contingent rental income until annual specified hurdles have been achieved by the lessee. As a result of SAB 101, the Company deferred recognition of $6,776 and $12,045 of its Percentage Lease revenue during the second quarter and the first six months of 2000, respectively. Had the Company not adopted SAB 101, the Company would have reported percentage lease revenue totaling $17,350 during the second quarter of 2000, an increase of $15 over percentage lease revenue recognized during the second quarter of 1999, and $32,269 during the first six months of 2000, an increase of $245 over Percentage Lease revenue recognized during the first six months of 1999.

SAB 101 will have no impact on the Company's Funds From Operations ("FFO"), or its interim or annual cash flow from its third party lessees, and therefore, on its ability to pay dividends.

The Company sold its Comfort Suites hotel in London, Kentucky in February 2000. The Company made no other acquisitions or dispositions of hotel properties during the first and second quarters of 2000. The table below outlines the number of hotels owned by the Company by service type as of June 30, 2000 and 1999.

                                        June 30,              June 30,
   Type of Hotel                          2000                   1999
   -------------                     ----------------     ------------------

   Limited-service hotels                  28                    29
   Extended-stay hotels                    11                    11
   Full-service hotels                     11                    11
                                     ----------------     ------------------

   Total                                   50                    51
                                     ================     ==================


THE COMPANY

ACTUAL - THREE MONTHS ENDED JUNE 30, 2000 VS. ACTUAL - THREE MONTHS ENDED JUNE 30, 1999

The Company had revenue of $10,765 in 2000 consisting of $10,574 of percentage lease revenue and $191 of interest, joint venture and other income. Percentage lease revenue decreased $6,761 to $10,574 in 2000 from $17,335 in 1999. This decrease was attributable to the adoption of SAB 101 effective January 1, 2000, which resulted in deferring percentage lease revenue totaling $6,776 for the three months ended June 30, 2000. The Company expects to recognize approximately 93% of this deferred revenue during the third and fourth quarters of 2000 with the balance to be recognized during the first quarter of 2001. Had the Company not adopted SAB 101, percentage lease revenue for the second quarter of 2000 would have been $17,350, an increase of $15 over the percentage lease revenue reported during the same quarter of 1999. This increase was primarily attributable to an increase of $278 in percentage lease revenue from the 1998 Hotels due to an increase in occupancy rates and average daily rates at these hotels, partially offset by a decrease of $263 in percentage lease revenue generated by the hotels owned prior to 1998 as a result of competitive pressures.

Real estate taxes and property insurance costs incurred in 2000 were $1,705, a decrease of $230 from $1,935 in 1999. This decrease was primarily attributable to a downward revision from the first quarter of 2000 of the estimated total annual property taxes expense for 2000 due to additional information on assessed values and rates. General and administrative expenses increased $62 to $1,284 in 2000 from $1,222 in 1999. This increase was primarily attributable to an increase in payroll costs. Interest expense increased $321 to $3,326 in 2000 from $3,005 in 1999. This increase was primarily due to an increase of 0.75% in the Company's weighted average interest rate from 6.73% in 1999 to 7.48% in 2000, and a decrease in capitalized interest of $106. Weighted average outstanding borrowings decreased from $181,854 in 1999 to $173,704 in 2000. Depreciation expense increased $137 to $5,275 in 2000 from $5,138 in 1999, primarily due to depreciation related to capital additions to the hotels in the third and fourth quarters of 1999 and in 2000. The cumulative effect of change in accounting principle, which resulted from the adoption of SAB 101 effective January 1, 2000, totaled $720. According to the provisions of SAB 101, this amount represents deferred percentage lease revenue as of January 1, 2000 generated by the Company's seven percentage leases that have non-calendar year fiscal years. During the second quarter of 2000, the Company recognized $370 of the total cumulative effect of change in accounting principle, which is included in percentage lease revenue in the accompanying Statement of Operations. All $720 cumulative effect of change in accounting principle has been recognized as of June 30, 2000.


ACTUAL - SIX MONTH ENDED JUNE 30, 2000 VS. ACTUAL - SIX MONTHS ENDED JUNE 30,
1999

The Company had revenue of $20,573 in 2000 consisting of $20,224 of percentage lease revenue and $349 of interest, joint venture and other income. Percentage lease revenue decreased $11,800 to $20,224 in 2000 from $32,024 in 1999. This decrease was attributable to the adoption of SAB 101 effective January 1, 2000, which resulted in deferring percentage lease revenue totaling $12,045 for the six months ended June 30, 2000. The Company expects to recognize approximately 96% of this deferred revenue during the third and fourth quarters of 2000 with the balance to be recognized during the first quarter of 2001. Had the Company not adopted SAB 101, percentage lease revenue for the first six months of 2000 would have been $32,269, an increase of $245 over the percentage lease revenue reported during the same period of 1999. This increase was primarily attributable to an increase of $944 in percentage lease revenue from the 1998 Hotels due to an increase in occupancy rates and average daily rates at these hotels, partially offset by a decrease of $699 in percentage lease revenue generated by the hotels owned prior to 1998 as a result of competitive pressures.

Real estate taxes and property insurance costs incurred in 2000 were $3,788, an increase of $108 from $3,680 in 1999. This increase was primarily attributable to an increase in assessed values and rates for 2000. General and administrative expenses decreased $179 to $2,419 in 2000 from $2,598 in 1999. This decrease was primarily attributable to a decrease in expenses associated with the formation of new joint ventures, partially offset by an increase in payroll costs. Interest expense increased $503 to $6,597 in 2000 from $6,094 in 1999. This increase was primarily due to an increase of 0.58% in the Company's weighted average interest rate from 6.91% in 1999 to 7.49% in 2000, and a decrease in capitalized interest of $203. Weighted average outstanding borrowings decreased from $179,558 in 1999 to $174,115 in 2000. Depreciation expense increased $421 to $10,536 in 2000 from $10,115 in 1999, primarily due to depreciation related to capital additions to the hotels in the third and fourth quarters of 1999 and in 2000. The cumulative effect of change in accounting principle, which resulted from the adoption of SAB 101 effective January 1, 2000, totaled $720. According to the provisions of SAB 101, this amount represents deferred percentage lease revenue as of January 1, 2000 generated by the Company's seven percentage leases that have non-calendar year fiscal years. During the first six months of 2000, the Company recognized all $720 of the total cumulative effect of change in accounting principle, which is included in percentage lease revenue in the accompanying Statement of Operations.

CAPSTAR WINSTON

ACTUAL - THREE MONTHS ENDED JUNE 30, 2000 VS. ACTUAL - THREE MONTHS ENDED JUNE 30, 1999

The following table sets forth certain historical financial information for the Current Hotels for the periods indicated:


                                                      Three Months Ended                 Three Months Ended
                                                         June 30, 2000                      June 30, 1999
                                               --------------------------------    -------------------------------

Revenue:
     Rooms                                           $34,509       89.9%                $34,590         90.6%
     Food and beverage                                 2,090        5.4%                  1,964          5.1%
     Telephone and other operating departments         1,808        4.7%                  1,634          4.3%
                                                     -------      -----                 -------        -----
              Total revenue                           38,407      100.0%                 38,188        100.0%
                                                     -------      -----                 -------        -----
Operating costs and expenses:
     Rooms                                             7,574       19.7%                  7,553         19.8%
     Food and beverage                                 1,495        3.9%                  1,511          4.0%
     Telephone and other operating departments         1,043        2.7%                    894          2.3%
Undistributed expenses:
     Lease                                            16,241       42.3%                 16,407         43.0%
     Administrative and general                        3,039        7.9%                  3,482          9.1%
     Sales and marketing                               1,650        4.3%                  1,546          4.0%
     Franchise fees                                    2,473        6.5%                  2,462          6.4%
     Repairs and maintenance                           1,579        4.1%                  1,663          4.4%
     Energy                                            1,378        3.6%                  1,345          3.5%
     Other                                               427        1.1%                    368          1.0%
     Depreciation and amortization                       261        0.7%                    264          0.7%
                                                     -------      -----                 -------        -----
              Total expenses                          37,160       96.8%                 37,495         98.2%
                                                     -------      -----                 -------        -----
              Net income                             $ 1,247        3.2%                $   693          1.8%
                                                     =======      =====                 =======        =====

CapStar Winston had room revenue of $34,509 in the second quarter of 2000, a decrease of $81 from $34,590 in the second quarter of 1999. The decrease in room revenue was primarily due to the sale of the Comfort Suites in London, Kentucky by the lessor in February 2000 and a decrease in occupancy from 75.5% in 1999 to 74.9% in 2000. Although room revenue decreased, RevPar increased 0.7% due to a decrease in total rooms available. Food and beverage revenue increased $126 to $2,090 from $1,964. This increase was due to a rise in room service and lounge revenue and higher banquet service charges. Telephone and other operating departments revenue increased $174 to $1,808 from $1,634 due to an increase in revenue from golf, movies/videos, and banquet production for limited service hotels.

CapStar Winston had total expenses of $37,160 in the second quarter of 2000, a decrease of $335 from $37,495 in the second quarter of 1999. This was primarily due to a decrease in administrative and general expenses offset, in part, by an increase in telephone and other operating department expenses. Administrative and general expenses decreased due to efficiencies created within the department. Telephone and other operating departments expenses increased due to the addition of costs related to banquet production for limited service hotels. Cost of movies/videos and golf expenses increased in line with their corresponding revenues.

ACTUAL - SIX MONTHS ENDED JUNE 30, 2000 VS. ACTUAL - SIX MONTHS ENDED JUNE 30, 1999

The following table sets forth certain historical financial information for the Current Hotels for the periods indicated:

                                                            Six Months Ended                 Six Months Ended
                                                             June 30, 2000                    June 30, 1999
                                                        -----------------------          -----------------------

Revenue:
    Rooms                                               $65,305           89.8%          $65,276           90.2%
     Food and beverage                                    3,997            5.5%            3,878            5.4%
     Telephone and other operating departments            3,400            4.7%            3,190            4.4%
                                                        -------          -----           -------          -----
                 Total revenue                           72,702          100.0%           72,344          100.0%
                                                        -------          -----           -------          -----
Operating costs and expenses:
     Rooms                                               14,722           20.2%           14,505           20.1%
     Food and beverage                                    2,907            4.0%            2,922            4.0%
     Telephone and other operating departments            1,934            2.6%            1,677            2.3%
Undistributed expenses:
     Lease                                               30,221           41.6%           30,311           41.9%
     Administrative and general                           6,624            9.1%            7,045            9.7%
     Sales and marketing                                  3,415            4.7%            3,365            4.7%
     Franchise fees                                       4,655            6.4%            4,616            6.4%
     Repairs and maintenance                              3,174            4.4%            3,250            4.5%
     Energy                                               2,807            3.9%            2,768            3.8%
     Other                                                  775            1.1%              646            0.9%
     Depreciation and amortization                          522            0.7%              527            0.7%
                                                        -------          -----           -------          -----
                   Total expenses                        71,756           98.7%           71,632           99.0%
                                                        -------          -----           -------          -----
                    Net Income                          $   946            1.3%          $   712            1.0%
                                                        =======          =====           =======          =====

CapStar Winston had room revenue of $65,305 in the first six months of 2000, an increase of $29 from $65,276 in the first six months of 1999. The increase in room revenue was due to an increase in the average daily rate of 2.2%, partially offset by a decrease in occupancy from 72.8% to 71.3% and the sale of the Comfort Suites in London, Kentucky by the lessor in February 2000. RevPar increased 0.1%. Food and beverage revenue increased $119 to $3,997 from $3,878. This increase was due to a rise in room service and lounge revenue and higher banquet service charges. Telephone and other operating departments revenue increased $210 to $3,400 from $3,190 due to higher revenue from movies/videos and banquet production for limited service hotels.

CapStar Winston had total expenses of $71,756 in the first six months of 2000, an increase of $124 from $71,632 in the first six months of 1999. This increase was primarily due to increases in rooms expenses and telephone and other operating departments expenses, offset, in part, by a decrease in administrative and general expenses. Rooms expenses increased due to higher labor costs. Telephone and other operating departments expenses were higher due to the addition of costs related to banquet production for limited service hotels. Additionally, costs of movies/videos increased in conjunction with the associated revenue generated from movies/videos. Administrative and general expenses decreased due to efficiencies created within the department.

LIQUIDITY AND CAPITAL RESOURCES

The Company finances its operations from operating cash flow, which is principally derived from its Percentage Leases. For the six months ended June 30, 2000, cash flow provided by operating activities was $17,429 and funds from operations, which is equal to net income (loss) before allocation to minority interest and cumulative effect of change in accounting principle (excluding gains (losses) on sales of depreciable operating property) plus depreciation, plus deferred revenue, less preferred dividends, was $15,888. Under federal income tax law provisions applicable to REITs, the Company is required to distribute at least 95% of its taxable income to maintain its tax status as a REIT. During the six months ended June 30, 2000, the Company declared distributions of $12,930 to its common stock and preferred stock shareholders. Because the Company's cash flow from operating activities is expected to exceed its taxable income due to depreciation and amortization expenses, the Company expects to be able to meet its distribution requirements out of cash flow from operating activities.

On February 15, 2000, the Company sold its Comfort Suites hotel in London, Kentucky for cash proceeds of $2,497, resulting in a loss of $262 as shown on the accompanying Statement of Operations for the six months ended June 30, 2000.

The Company is also considering the sale of certain other non-core hotels that lie outside the Company's upscale segment focus and plans to use the proceeds for general corporate purposes, including but not limited to reducing debt.

The Company's net cash used in investing activities for the six months ended June 30, 2000 totaled $2,255. This net use of cash primarily resulted from hotel renovation and capital expenditures of $3,590 and investments in joint ventures of $1,168, offset by the proceeds received from the sale of the Comfort Suites hotel in London, Kentucky totaling $2,497. The Company plans to spend approximately $4,936 to renovate certain of its Current Hotels during the next six months. These expenditures are in excess of the 5.0% of room revenues for its hotels (7.0% of room revenues and food and beverage revenues for one of its full-service hotels) which the Company is required to spend under its Percentage Leases for periodic capital improvements and the refurbishment and replacement of furniture, fixtures and equipment at its Current Hotels. These capital expenditures are funded from operating cash flow, and possibly from borrowings under the Company's $140,000 line of credit, sources which are expected to be adequate to fund such capital requirements. The capital expenditures are in addition to amounts spent on normal repairs and maintenance which have approximated 4.6% and 4.9% of room revenues for each of the six months ended June 30, 2000 and 1999, respectively, and are paid by CapStar Winston, Prime and Bass.

During 1999, the Company entered into a joint venture agreement with Regent Partners, Inc., (the "Regent Agreement") to jointly develop hotel properties. As of June 30, 2000, the Company had invested $1,319 in hotels to be developed under the Regent Agreement, and has committed to provide additional equity of $6,154 over the next 18 months. The first hotel to be developed under the Regent Agreement, a full service 158-room Hilton Garden Inn in Windsor, Connecticut, is currently under construction with an expected opening date during the third quarter of 2000. The second hotel to be developed under the Regent Agreement, a full service 177-room Hilton Garden Inn in Evanston, Illinois, is also under construction and scheduled to open before the holiday season in 2001.

In addition, during the first quarter of 2000, the Company entered into a joint venture agreement with Marsh Landing Investment, L.L.C., (the "Marsh Landing Agreement") to jointly develop one hotel property. As of June 30, 2000, the Company had invested $1,550 for the 118-room Hampton Inn in Ponte Vedra, Florida which is being developed under the Marsh Landing Agreement, and has committed to provide additional equity of $149 upon completion of the hotel. The development project is being conducted under an arms length joint venture agreement with Marsh Landing Investment, L.L.C., headed by the Company's Chairman, Charles M. Winston, and Board member, James H. Winston. The 118-room Hampton Inn is currently under construction with an expected opening date during the fourth quarter of 2000.

The Company will hold a 49 percent ownership interest in both of the joint ventures with Regent Partners, Inc. and currently holds a 49 percent ownership interest in the joint venture with Marsh Landing Investment, L.L.C.. Under the terms of each joint venture, the Company will receive fees for its services which will include development fees, purchasing fees, and ongoing asset management fees once each hotel opens.

On July 5, 2000, the Company entered into a strategic alliance with Noble Investment Group, Ltd. ("Noble") to partially finance and develop two Hilton Garden Inn hotels in Atlanta, Georgia and Tampa, Florida and to explore other similar upscale Hilton and Marriott opportunities. In July, the Company provided $1,080 in mezzanine funding for the 122-room Hilton Garden Inn in Atlanta and is expected to provide approximately $2,300 for the 150-room Hilton Garden Inn in Tampa. Noble is responsible for providing the remainder of the funding and will own and operate the hotels. The Atlanta project is under construction and is scheduled to open during the second quarter of 2001. The Tampa project is scheduled to begin construction in August of 2000 and is scheduled to open during the fourth quarter of 2001. In connection with the alliance, the Company will co-develop the Atlanta project with Noble and will provide all development services for the Tampa project, and will receive fees for its development services. The Company continues to seek additional mezzanine financing opportunities.

The Company's net cash used in financing activities during the six months ended June 30, 2000 totaled $15,001. This amount included payment of distributions to shareholders of $12,907 and the payment of distributions to Winn Limited Partnership's minority interest of $727, long-term debt payments of $541, a reduction of $700 in the Company's $140,000 line of credit (the "Line") balance from $104,500 to $103,800, and payment of fees related to financing facilities of $94.

The Line bears interest generally at rates from LIBOR plus 1.45% to LIBOR plus 1.70%, based primarily upon the Company's level of total indebtedness. The Company's current rate is LIBOR plus 1.45%. The Line is collateralized with 29 of the Company's Current Hotels. As of June 30, 2000, the Company's availability under the Line totaled approximately $23,000, after consideration of outstanding commitments.

Per the requirements of the Line, which in effect require the Company to have at least 50% of its total indebtedness subject to a fixed rate of debt, the Company entered into an interest rate cap agreement in March 1999. The interest rate cap agreement eliminates the exposure to increases in 30-day LIBOR over 7.50% on $25,000 of the outstanding balances under the Line for the period March 25, 1999 through March 25, 2002. The current LIBOR rate is below 7.50%.

The Company had $69,434 in long-term debt at June 30, 2000 that was subject to a fixed interest rate and principal payments. This debt is comprised of a 10-year loan with a 25-year amortization period with GE Capital Corporation, which carries an interest rate of 7.375%. This debt facility is collateralized with 14 of the Company's Current Hotels.

The Company intends to make additional mezzanine loans and acquire and develop additional hotel properties that meet its investment criteria and is continually evaluating such opportunities. It is expected that future mezzanine loans and hotel acquisitions will be financed, in whole or in part, from additional follow-on offerings, from borrowings under the Line, from joint venture agreements, from the sale of hotel properties and/or from the issuance of other debt or equity securities. There can be no assurances that the Company will make any further mezzanine loans or any investment in additional hotel properties, or that any hotel development will be undertaken, or if commenced, that it will be completed on schedule or on budget. Further, there can be no assurances that the Company will be able to obtain any additional financing.

SEASONALITY

The hotels' operations historically have been seasonal in nature, reflecting higher revenue per available room during the second and third quarters. This seasonality and the structure of the Percentage Leases, which provide for a higher percentage of room revenues above the minimum quarterly levels to be paid as Percentage Rent, can be expected to cause fluctuations in the Company's quarterly cash flow from its third party lessees under the Percentage Leases. In addition, the revenue recognition provision of SAB 101 materially impact the Company's revenue recognition on an interim basis, effectively deferring the recognition of revenue from the first and second quarters of the calendar year to the third and fourth quarters.

FUNDS FROM OPERATIONS

The Company considers Funds From Operations ("FFO") a widely used and appropriate measure of performance for an equity REIT. FFO, as defined by NAREIT, is income (loss) before minority interest (determined in accordance with generally accepted accounting principles), excluding gains (losses) from sales of depreciable operating property, plus real estate related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. The Company further adjusts FFO by adding the change in deferred revenue during the period to eliminate the impact of SAB 101 on revenue recognition. This is consistent with certain other hotel lodging REITs. FFO is presented to assist investors in analyzing the performance of the Company. The Company's method of calculating FFO may be different from methods used by other REITs and accordingly, may not be comparable to such other REITs. FFO (i) does not represent cash flows from operating activities as defined by generally accepted accounting principles, (ii) is not indicative of cash available to fund all cash flow and liquidity needs, including the Company's ability to make distributions, and (iii) should not be considered as an alternative to net income (as determined in accordance with generally accepted accounting principles) for purposes of evaluating the Company's operating performance.

The following presents the Company's calculation of FFO (in thousands):

                                                      Three Months Ended                  Six Months Ended
                                               June 30, 2000      June 30, 1999    June 30, 2000     June 30, 1999
                                               -------------      -------------    -------------     -------------

Income (loss) before allocation to minority
   interest and cumulative effect of change
   in accounting principle                        $(1,055)           $ 5,898          $(3,486)           $ 9,349
Plus: depreciation                                  5,275              5,138           10,536             10,115
Plus: loss on sale of property                         --                 --              262                 --

Plus: deferred percentage lease revenue             6,776                 --           12,045                 --
Less: preferred stock dividends                     1,734              1,734            3,469              3,469
                                                  -------            -------          -------            -------
                                                  $ 9,262            $ 9,302          $15,888            $15,995
                                                  =======            =======          =======            =======
Weighted average number of common shares
   assuming dilution                               18,194             18,121           18,181             18,096
                                                  -------            -------          -------            -------

FORWARD LOOKING STATEMENTS

This report contains certain "forward looking" statements within the meaning of
Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. You can identify these statements by use of words like "may," "will," "expect," "anticipate," "estimate," or "continue" or similar expressions. These statements represent the Company's judgment and are subject to risks and uncertainties that could cause actual operating results to differ materially from those expressed or implied in the forward-looking statements, including but not limited to the risk that properties held for sale will not sell, financing risks, development risks including risk of construction delay, cost overruns, occupancy rates, average daily rates, governmental permits, zoning, the increase of development costs in connection with projects that are not pursued to completion and the risk of non-payment of mezzanine loans. Other risks are discussed in the Company's filings with the Securities and Exchange Commission, including but not limited to its Form S-3 Registration Statement filed on September 2, 1999 as amended on September 29, 1999, and its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and its other periodic reports.



ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK ($ IN THOUSANDS)

As of June 30, 2000, the Company's exposure to market risks for a change in interest rates related solely to its debt outstanding under its Line. Total debt outstanding under the Line totaled $103,800 at June 30, 2000. The Line bears interest at rates from LIBOR plus 1.45% to LIBOR plus 1.70%, based on the Company's level of total indebtedness. The current interest rate is LIBOR plus 1.45%. The weighted average interest rates on the Line for the three and six month periods ended June 30, 2000 were 7.70% and 7.62%, respectively. The Line is used to maintain liquidity and fund the Company's business operations, hotel acquisitions, investments in joint ventures, mezzanine loans, development and major renovations. Pursuant to the Company's operating strategies, it maintains minimal cash balances and is substantially dependent upon, among other things, the availability of adequate working capital financing to support hotel acquisitions, investments in joint ventures, mezzanine loans, development and major renovations. The definitive extent of the Company's interest rate risk under the Line is not quantifiable or predictable because of the variability of future interest rates and business financing requirements.

Per the requirements of the Line, the Company maintains an interest rate cap agreement to eliminate the exposure to increases in 30-day LIBOR over 7.50%, and therefore from its exposure to interest rate increases over 8.95% on a principal balance of $25,000 through March 25, 2002.

The Company had $69,434 in long-term debt at June 30, 2000 that was subject to a fixed interest rate and principal payments. This debt is comprised of a 10-year loan with a 25-year amortization period with GE Capital Corporation, which carries an interest rate of 7.375%.

The Company's long-term debt has an expiration date of December 2023. The following table presents the aggregate maturities of the fixed principal payments, and interest rates by maturity dates at June 30, 2000:


  Maturity Date      Fixed Rate Debt        Interest Rate
  -------------      ---------------        -------------
       2000                      562               7.375%
       2001                    1,187               7.375%
       2002                    1,278               7.375%
       2003                    1,376               7.375%
       2004                    1,480               7.375%
    Thereafter                63,551               7.375%
                     ---------------        -------------
                             $69,434               7.375%
                     ===============        =============

PART II - OTHER INFORMATION


Item 4.           Submission of Matters to vote of Security Holders

                  On May 9, 2000, the Annual Meeting of Shareholders was held and the following matters were submitted to the shareholders for a vote. There were 14,586,268 shares of Common Stock either present or evidenced by proxy. All proposals were approved. Set forth below is a brief description of the matters voted on and the number of votes cast for, against or withheld, as well as the number of abstentions and broker non-votes.

Proposal 1:       Election of Directors:

                                                       NUMBER OF
                                      VOTES AGAINST     BROKER
       NAME             VOTES FOR      OR WITHHELD     NON-VOTES      TOTALS
       ----             ---------      -----------     ---------      ------
Charles M. Winston      14,412,682       173,586          0         14,586,268
Robert W. Winston       14,415,082       171,186          0         14,586,268
James H. Winston        14,414,682       171,586          0         14,586,268
David C. Sullivan       14,412,907       173,361          0         14,586,268
Thomas F. Darden        14,415,482       170,786          0         14,586,268
Richard L. Daugherty    14,413,732       172,536          0         14,586,268
Edwin B. Borden         14,416,682       169,586          0         14,586,268

Proposal 2:       Ratification of the accounting firm PricewaterhouseCoopers LLP as external auditors:

                  Votes for:                                 14,498,712
                  Votes against or withheld:                     38,407
                  Votes abstained:                               49,149
                  Broker non-votes:                                   0
                                                             ----------
                  Total                                      14,586,268

Item 5.           Other Information

                  Effective June 20, 2000, Branch Banking and Trust Co. ("BB&T") replaced Equiserve Trust Company, N.A. as transfer agent and as plan administrator for the Company's Dividend Reinvestment and Stock Purchase Plan. BB&T can be contacted at:

                           Branch Banking and Trust Co.
                           Corporate Trust Services
                           223 West Nash Street
                           P.O. Box 2887
                           Wilson, North Carolina 27894
                           Tel: 1-800-213-4314


Item 6.           Exhibits and Reports on Form 8-K.

         (a)      Exhibits.

                  27.      Financial Data Schedule (For SEC use only)

         (b)      Reports on Form 8-K.

                  No reports on Form 8-K were filed during the quarter ended June 30, 2000.

                                   SIGNATURES


       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      WINSTON HOTELS, INC.



Date  August 11, 2000                   /s/ Joseph V. Green
    ---------------------------       -----------------------------
                                      Joseph V. Green
                                      Executive Vice President and
                                        Chief Financial Officer
                                      (Authorized officer and Principal
                                        Financial Officer)

                              WINSTON HOTELS, INC.
                  FORM 10-Q for the quarter ended June 30, 2000

                                  EXHIBIT INDEX

Exhibit
Number                     Description of Exhibit
------                     ----------------------

27.                        Financial Data Schedule (For SEC use only).