Form 10-Q
period 2000-09-30
WINSTON HOTELS INC
filed 2000-11-13
CIK 920605

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549


                                    FORM 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended                    Commission file number 0-23732
      September 30, 2000



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


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X No __


         The number of shares of Common Stock, $.01 par value, outstanding on October 31, 2000 was 16,897,253.


================================================================================

                              WINSTON HOTELS, INC.
                                      INDEX


                                                                            Page
                                                                            ----

PART I.  FINANCIAL INFORMATION

Item 1.  WINSTON HOTELS, INC.

           Consolidated Balance Sheets as of September 30, 2000 (unaudited)
           and December 31, 1999                                              3

           Unaudited Consolidated Statements of Income for the three months
           ended September 30, 2000 and 1999                                  4

           Unaudited Consolidated Statements of Income for the nine months
           Ended September 30, 2000 and 1999.                                 5

           Unaudited Consolidated Statements of Cash Flows for the nine
           months ended September 30, 2000 and 1999                           6

           Notes to Consolidated Financial Statements                         7

         CAPSTAR WINSTON COMPANY, L.L.C.  (1)

           Note to Financial Statements                                       9

           Balance Sheets as of September 30, 2000 (unaudited) and
           December 31, 1999                                                 10

           Unaudited Statements of Income for the three and nine months
           ended September 30, 2000 and 1999                                 11

           Unaudited Statements of Cash Flows for the nine months ended
           September 30, 2000 and 1999                                       12


Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                               13

Item 3.  Quantitative and Qualitative Disclosures about Market Risk          20

PART II. OTHER INFORMATION

Item 5.  Other Information                                                   21

Item 6.  Exhibits and Reports on Form 8-K                                    21

         SIGNATURES                                                          22

         EXHIBIT INDEX                                                       23


(1) The financial statements of CapStar Winston Company, L.L.C. ("CapStar Winston") are included in this report as they contain material information with respect to Winston Hotels, Inc.'s (the "Company's") investment in hotel properties. As of September 30, 2000, CapStar Winston served as the lessee of 47 of the Company's 49 hotels. CapStar Winston is not affiliated with the Company other than through its lessee relationship.

                              WINSTON HOTELS, INC.
                           CONSOLIDATED BALANCE SHEETS
                   ($ IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                        ASSETS
                                                                                September 30, 2000   December 31, 1999
                                                                                ------------------   -----------------
                                                                                   (unaudited)
Land                                                                                $  41,776           $  42,704
Buildings and improvements                                                            360,398             364,481
Furniture and equipment                                                                39,855              38,348
                                                                                    ---------           ---------
       Operating properties                                                           442,029             445,533
Less accumulated depreciation                                                          72,427              58,366
                                                                                    ---------           ---------
                                                                                      369,602             387,167
Properties under development                                                              227               1,703
                                                                                    ---------           ---------
       Net investment in hotel properties                                             369,829             388,870
Corporate FF&E, net                                                                     1,327                 871
Cash                                                                                      117                  28
Lease revenue receivable                                                               10,256               7,611
Notes receivable                                                                        3,892                  --
Investment in joint ventures                                                            4,283                 184
Deferred expenses, net                                                                  3,366               4,072
Prepaid expenses and other assets                                                       5,775               4,435
                                                                                    ---------           ---------
               Total assets                                                         $ 398,845           $ 406,071
                                                                                    =========           =========

                                           LIABILITIES AND SHAREHOLDERS' EQUITY

Long-term debt                                                                      $  69,155           $  69,975
Due to banks                                                                          103,400             104,500
Deferred percentage lease revenue                                                      10,508                  --
Accounts payable and accrued expenses                                                   6,980               5,490
Distributions payable                                                                   6,829               6,806
Minority interest in Partnership                                                        8,937              10,222
                                                                                    ---------           ---------
               Total liabilities                                                    $ 205,809           $ 196,993
                                                                                    ---------           ---------

Shareholders' equity:
      Preferred stock, $.01 par value, 10,000,000 shares authorized,
        3,000,000 shares issued and outstanding (liquidation preference
        of $76,734)                                                                        30                  30
      Common stock, $.01 par value, 50,000,000 shares authorized,
        16,897,253 and 16,813,823 shares issued and outstanding                           169                 168
      Additional paid-in capital                                                      229,804             229,106
      Unearned compensation                                                              (856)               (524)
      Distributions in excess of earnings                                             (36,111)            (19,702)
                                                                                    ---------           ---------
               Total shareholders' equity                                             193,036             209,078
                                                                                    ---------           ---------
               Total liabilities and shareholders' equity                           $ 398,845           $ 406,071
                                                                                    =========           =========


    The accompanying notes are an integral part of the financial statements.

                              WINSTON HOTELS, INC.
                   UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                     (POST SAB 101)    (PRE SAB 101)
                                                                      Three Months     Three Months
                                                                          Ended            Ended
                                                                     Sept. 30, 2000   Sept. 30, 1999
                                                                     --------------   --------------
Revenue:
     Percentage lease revenue (see Note below)                           $ 18,744       $ 16,490
     Interest, joint venture and other income                                 469             97
                                                                         --------       --------
          Total revenue                                                    19,213         16,587
Expenses:
     Real estate taxes and property and casualty insurance                  1,473          1,197
     General and administrative                                             1,139            872
     Interest                                                               3,460          3,249
     Depreciation                                                           5,293          5,185
     Amortization                                                             236            221
                                                                         --------       --------
          Total expenses                                                   11,601         10,724
Income before loss on sale of property and allocation to
  minority Interest                                                         7,612          5,863
Loss on sale of property                                                      588            239
                                                                         --------       --------
Income before allocation to minority interest                               7,024          5,624
Income allocation to minority interest                                        379            373
                                                                         --------       --------
          Net income                                                        6,645          5,251
Preferred stock distribution                                               (1,734)        (1,734)
                                                                         --------       --------
          Net income applicable to common shareholders                   $  4,911       $  3,517
                                                                         ========       ========
   Earnings per share:
      Net income per common share                                        $   0.29       $   0.21
                                                                         ========       ========
      Net income per common share assuming dilution                      $   0.29       $   0.21
                                                                         ========       ========
      Weighted average number of common shares                             16,897         16,373
      Weighted average number of common shares assuming dilution           18,195         18,127

------------------------------------------------------------------------------------------------

Selected Pro Forma Financial Data: (see Note below)
      Percentage lease revenue - PRE SAB 101                             $ 16,487       $ 16,490
      Deferred percentage lease revenue                                  $  2,257       $  1,678
                                                                         --------       --------
      Percentage lease revenue                                           $ 18,744       $ 18,168
      Net income                                                         $  6,645       $  6,983
      Net income applicable to common shareholders                       $  4,911       $  5,249
      Net income per common share                                        $   0.29       $   0.32
                                                                         ========       ========
      Net income per common share assuming dilution                      $   0.29       $   0.32
                                                                         ========       ========

Note: The operating results for the three months ended September 30, 1999 are presented on the basis of accounting used for revenue recognition prior to the adoption of SAB 101. Accordingly, the Company has presented the information provided in the Selected Pro Forma Financial Data to reflect operating results as if the Company had adopted SAB 101 prior to January 1, 1999 in order to present a more meaningful comparison. See Note 3.



    The accompanying notes are an integral part of the financial statements.

                              WINSTON HOTELS, INC.
                   UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                          (POST SAB 101)          (PRE SAB 101)
                                                                         Nine Months Ended       Nine Months Ended
                                                                           Sept. 30, 2000         Sept. 30, 1999
                                                                         -----------------       -----------------
Revenue:
      Percentage lease revenue (see Note below)                              $ 38,968                  48,515
      Interest, joint venture and other income                                    818                     301
                                                                             --------                --------
           Total revenue                                                       39,786                  48,816
Expenses:
      Real estate taxes and property and casualty insurance                     5,260                   4,878
      General and administrative                                                3,558                   3,470
      Interest                                                                 10,057                   9,344
      Depreciation                                                             15,829                  15,300
      Amortization                                                                694                     612
                                                                             --------                --------
           Total expenses                                                      35,398                  33,604
Income before loss on sale of property, allocation to minority
  interest, and cumulative effect of change in accounting principle             4,388                  15,212
Loss on sale of property                                                          850                     239
                                                                             --------                --------
      Income before allocation to minority interest and
        cumulative effect of change in accounting principle                     3,538                  14,973
Income (loss) allocation to minority interest                                    (117)                    938
                                                                             --------                --------
Income before cumulative effect of change in accounting principle               3,655                  14,035
Cumulative effect of change in accounting principle - gross                      (720)                     --
Cumulative effect of change in accounting principle - allocation to
  minority interest                                                                52                      --
                                                                             --------                --------
Cumulative effect of change in accounting principle - net                        (668)                     --
                                                                             --------                --------
      Net income                                                                2,987                  14,035
Preferred stock distribution                                                   (5,203)                 (5,203)
                                                                             --------                --------
      Net income (loss) applicable to common shareholders                    $ (2,216)               $  8,832
                                                                             ========                ========
Earnings per share:
      Income (loss) before cumulative effect of change in accounting
        principle per common share                                           $  (0.09)               $   0.54
                                                                             ========                ========
      Income (loss) before cumulative effect of change in accounting
        principle per common share assuming dilution                         $  (0.09)               $   0.54
                                                                             ========                ========
      Net income (loss) per common share                                     $  (0.13)               $   0.54
                                                                             ========                ========
      Net income (loss) per common share assuming dilution                   $  (0.13)               $   0.54
                                                                             ========                ========
           Weighted average number of common shares                            16,886                  16,353
           Weighted average number of common shares assuming dilution          18,185                  18,107

-------------------------------------------------------------------------------------------------------------
Selected Pro Forma Financial Data: (see Note below)
           Percentage lease revenue - PRE SAB 101                            $ 48,757                $ 48,515
           Deferred percentage lease revenue                                 $ (9,789)               $(11,705)
                                                                             --------                --------
           Percentage lease revenue                                          $ 38,968                $ 36,810
           Net income                                                        $  3,655                $  3,670
           Net loss applicable to common shareholders                        $ (1,548)               $ (1,533)
           Net loss per common share                                         $  (0.09)               $  (0.09)
                                                                             ========                ========
           Net loss per common share assuming dilution                       $  (0.09)               $  (0.09)
                                                                             ========                ========

Note: The results for the nine months ended September 30, 1999 are presented on the basis of accounting used for revenue recognition prior to the adoption of SAB 101. Accordingly, the Company has presented the information provided in the Selected Pro Forma Financial Data to reflect operating results as if the Company had adopted SAB 101 prior to January 1, 1999 in order to present a more meaningful comparison. Further, the cumulative effect of change in accounting principle has been removed for the nine months ended September 30, 2000 to aid in this comparison. See Note 3.

    The accompanying notes are an integral part of the financial statements.

                              WINSTON HOTELS, INC.
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                ($ IN THOUSANDS)

                                                                     Nine Months            Nine Months
                                                                        Ended                  Ended
                                                                September 30, 2000       September 30, 1999
                                                                ------------------      -------------------
Cash flows from operating activities:
     Net income                                                       $  2,987                $ 14,035
     Adjustments to reconcile net income to net cash
       provided by operating activities:
       Minority interest                                                  (169)                   938
       Depreciation                                                     15,829                 15,300
       Amortization                                                        694                    612
       Loss on sale of hotel properties                                    850                    239
       Unearned compensation amortization                                  374                    275
     Changes in assets and liabilities:
       Lease revenue receivable                                         (2,645)                (2,834)
       Deferred lease revenue                                           10,508                     --
       Prepaid expenses and other assets                                (1,218)                (1,161)
       Accounts payable and accrued expenses                             1,550                  1,593
                                                                      --------               --------
                 Net cash provided by operating activities              28,760                 28,997
                                                                      --------               --------
Cash flows from investing activities:
     Prepaid acquisition costs                                              --                   (62)
     Deferred (acquisition)/disposition costs                                8                   (63)
     Notes receivable                                                   (1,080)                   --
     Investment in hotel properties                                     (5,007)              (14,193)
     Investment in joint ventures, net                                  (2,582)                   --
     Sale of hotel properties/land                                       2,497                 3,778
                                                                      --------              --------
                 Net cash used in investing activities                  (6,164)              (10,540)
                                                                      --------              --------
Cash flows from financing activities:
     Fees paid in connection with financing facilities                     (91)               (1,385)
     Purchase of interest rate cap agreement                                --                   (57)
     Fees paid to register additional shares                               (32)                   (7)
     Payment of distributions to shareholders                          (19,373)              (18,930)
     Payment of distributions to minority interest                      (1,091)               (1,460)
     Net increase (decrease) in due to banks                            (1,100)                6,115
     Decrease in long-term debt                                           (820)                 (762)
                                                                      --------              --------
                 Net cash used in financing activities                 (22,507)              (16,486)
                                                                      --------              --------
Net increase in cash                                                        89                 1,971
Cash at beginning of period                                                 28                    33
                                                                      --------              --------
Cash at end of period                                                 $    117              $  2,004
                                                                      ========              ========
Supplemental disclosure:
     Cash paid for interest                                           $  9,403              $  9,134
                                                                      ========              ========
Summary of non-cash investing and financing activities:
     Receivable from sale of hotel properties                         $  2,812              $     --
     Contribution of land parcel to joint venture                        1,517                    --
     Distributions to shareholders declared but not paid                 6,466                 6,319
     Distributions to minority interest declared but not paid              364                   487
     Deferred equity compensation                                          706                   538
     Minority interest payable adjustment due to the issuance of
       common shares                                                        25                    60


The accompanying notes are an integral part of the financial statements.

                              WINSTON HOTELS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

1.     ORGANIZATION

       Winston Hotels, Inc. (the "Company") operates so as to qualify as a real estate investment trust ("REIT") for federal income tax purposes. The accompanying unaudited consolidated financial statements reflect, in the opinion of management, all adjustments necessary for a fair presentation of the interim financial statements. All such adjustments are of a normal and recurring nature. Due to the seasonality of the hotel business, the information for the three and nine months ended September 30, 2000 and 1999 is not necessarily indicative of the results for a full year. This Form 10-Q should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 1999.


2.     ACCOUNTING POLICIES

       Certain reclassifications have been made to the 1999 financial statements to conform with the 2000 presentation. These reclassifications have no effect on net income or shareholders' equity previously reported.


3.     ADOPTION AND IMPACT OF SAB 101

       In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101") which provides guidance on revenue recognition. SAB 101 is effective for fiscal years beginning after December 15, 1999. SAB 101 requires that a lessor not recognize contingent rental income until annual specified hurdles have been achieved by the lessee. During 1999 and prior years, consistent with industry practice, the Company recognized contingent rentals throughout the year since it was considered probable that the lessee would exceed the annual specified hurdles. The Company has reviewed the terms of its leases and has determined that the provisions of SAB 101 materially impact the Company's revenue recognition on an interim basis, effectively deferring the recognition of revenue from its leases from the first and second quarters of the calendar year to the third and fourth quarters. SAB 101 will impact the Company's revenue recognition on an annual basis, although to a much lesser degree, as seven of the Company's forty-nine leases have fiscal year ends which differ from the Company's fiscal year end of December 31. (Had the Company adopted the provisions of SAB 101 on January 1, 1999, the Company would have deferred $720 of percentage lease revenue for the year ended December 31, 1999, representing 1.2% of total percentage lease revenue for the year.) The Company has accounted for SAB 101 as a change in accounting principle effective January 1, 2000, and therefore has not restated the 1999 or prior years' financial statements.

       SAB 101 will have no impact on the Company's funds from operations or its cash flow from its third party lessees, and therefore, on its ability to pay dividends.

       As of September 30, 2000, the Company deferred percentage lease revenue resulting from the adoption of SAB 101 totaled $10,508, at least 90% of which will be recognized in the fourth quarter of 2000 with the balance to be recognized during the first and second quarters of 2001. As noted above, the Company has seven leases with non-calendar year fiscal years. These seven leases generated $720 of revenue, that, had SAB 101 been in effect, would have been deferred as of December 31, 1999, and is shown as a "cumulative effect of change in accounting principle" on the accompanying Statements of Income for the nine months ended September 30, 2000. During the first half of 2000, the Company recognized all $720 cumulative effect of change in accounting principle, as those seven leases' fiscal years ended on or prior to June 30, 2000.
       This $720 is included in 2000 percentage lease revenue.

4.     PRO FORMA FINANCIAL INFORMATION

       The following selected pro forma and actual financial data of the Company is presented as if the Company had not adopted SAB 101 effective
       January 1, 2000:

                                                      Three Months       Three Months       Nine Months        Nine Months
                                                          Ended             Ended              Ended              Ended
                                                     Sept. 30, 2000     Sept. 30, 1999     Sept. 30, 2000     Sept. 30, 1999
                                                       (pro forma)         (actual)          (pro forma)         (actual)
                                                     --------------     --------------     --------------     --------------
Percentage lease and other revenue                      $16,956             $16,587           $49,572            $48,816
Net income                                                4,551               5,251            12,744             14,035
Net income applicable to common shareholders              2,817               3,517             7,542              8,832
Net income per common share                             $  0.17             $  0.21           $  0.45            $  0.54
                                                        =======             =======           =======            =======

Net income per common share assuming dilution           $  0.17                0.21              0.45               0.54
                                                        =======             =======           =======            =======

Weighted average number of common shares                 16,897              16,373            16,886             16,353
Weighted average number of common shares
  assuming dilution                                      18,195              18,127            18,185             18,107

5.     EARNINGS PER SHARE

       The following is a reconciliation of the net income (loss) applicable to common shareholders used in the net income (loss) per common share calculation to the net income (loss) assuming dilution used in the net income (loss) per common share - assuming dilution calculation. Three Months Three Months Nine Months Nine Months Ended Ended Ended Ended S Sept. 30, Sept. 30, 1999 Sept. 30, 2000 Sept. 30, 1999 2000

                                                      Three Months       Three Months       Nine Months        Nine Months
                                                          Ended             Ended              Ended              Ended
                                                     Sept. 30, 2000     Sept. 30, 1999     Sept. 30, 2000     Sept. 30, 1999
                                                     --------------     --------------     --------------     --------------
Net income                                              $ 6,645             $ 5,251           $ 2,987            $14,035
Less: preferred stock distribution                       (1,734)             (1,734)           (5,203)            (5,203)
                                                        -------             -------           -------            -------
Net income (loss) applicable to
  common shareholders                                     4,911               3,517            (2,216)             8,832
Plus: income (loss) allocation to minority
      interest                                              379                 373              (117)               938
Plus: cumulative effect of change in
      accounting principle - allocation to
      minority interest                                      --                  --               (52)                --
                                                        =======             =======           =======            =======
Net income (loss) assuming dilution                     $ 5,290             $ 3,890           $(2,385)           $ 9,770
                                                        =======             =======           =======            =======

       The following is a reconciliation of the weighted average shares used in the calculation of net income per common share to the weighted average shares used in the calculation of net income per common share - assuming dilution:

                                                      Three Months       Three Months       Nine Months        Nine Months
                                                          Ended             Ended              Ended              Ended
                                                     Sept. 30, 2000     Sept. 30, 1999     Sept. 30, 2000     Sept. 30, 1999
                                                     --------------     --------------     --------------     --------------
Weighted average number of common shares                 16,897              16,373            16,887             16,353
Units with redemption rights                              1,298               1,739             1,298              1,739
Stock options                                                --                  15                --                 15
                                                        =======             =======           =======            =======
Weighted average number of common shares
  assuming dilution                                      18,195              18,127            18,185             18,107
                                                        =======             =======           =======            =======

       The Company declared quarterly cash dividends of $0.28 per common share and $0.578125 per preferred share, during each of the first three calendar quarters of 2000.

                         CAPSTAR WINSTON COMPANY, L.L.C.
                          NOTE TO FINANCIAL STATEMENTS


The accompanying unaudited financial statements are prepared by and are the sole responsibility of CapStar Winston Company, L.L.C. ("CapStar Winston"). CapStar Winston leased forty-seven of the Company's forty-nine hotels as of September 30, 2000 and other than this lessee relationship, is not affiliated with the Company. These financial statements reflect, in the opinion of CapStar Winston's management, all adjustments necessary for a fair presentation of the interim financial statements. All such adjustments are of a normal and recurring nature. Certain reclassifications have been made to the 1999 financial statements to conform with the 2000 presentation. These reclassifications have no effect on net income or members' capital previously reported.

                         CAPSTAR WINSTON COMPANY, L.L.C.
                                 BALANCE SHEETS
                                ($ IN THOUSANDS)

                                                     ASSETS
                                                                                    September 30, 2000      December 31, 1999
                                                                                    ------------------      -----------------
                                                                                        (unaudited)
Current assets:
  Cash and cash equivalents                                                              $   2,494             $   1,051
  Accounts receivable, net of allowance for doubtful accounts of $117 and $98                3,049                 2,773
  Due from affiliates                                                                       12,714                 8,667
  Deposits and other assets                                                                    301                   455
                                                                                         ---------             ---------
         Total current assets                                                               18,558                12,946
                                                                                         ---------             ---------

Furniture, fixtures and equipment, net of accumulated depreciation of $188 of $136             217                   240
Intangible assets, net of accumulated amortization of $2,635 and $1,942                     31,740                32,433
Deferred franchise costs, net of accumulated amortization of $166 and $128                     510                   559
Restricted cash                                                                                 40                    38
                                                                                         ---------             ---------

         Total assets                                                                    $  51,065             $  46,216
                                                                                         =========             =========

                                       LIABILITIES AND MEMBERS' CAPITAL

Current liabilities:
  Accounts payable                                                                       $   1,083             $   2,018
  Accrued expenses                                                                           5,117                 3,032
  Percentage lease payable to Winston Hotels, Inc.                                          10,152                 7,573
  Advance deposits                                                                             216                   151
                                                                                         ---------             ---------
         Total current liabilities                                                       $  16,568             $  12,774
                                                                                         ---------             ---------

Members' capital                                                                            34,497                33,442
                                                                                         ---------             ---------

         Total liabilities and members' capital                                          $  51,065             $  46,216
                                                                                         =========             =========


                 See accompanying note to financial statements.

                         CAPSTAR WINSTON COMPANY, L.L.C.
                         UNAUDITED STATEMENTS OF INCOME
                                ($ IN THOUSANDS)

                                                       Three Months Ended                       Nine Months Ended
                                               Sept. 30, 2000      Sept. 30, 1999      Sept. 30, 2000       Sept. 30, 1999
                                               --------------      --------------      --------------       --------------
Revenue:
   Rooms                                       $       33,166      $       33,309      $       98,471       $       98,585
   Food and beverage                                    2,004               1,927               6,001                5,806
   Telephone and other operating departments            1,523               1,555               4,923                4,744
                                               --------------      --------------      --------------       --------------
         Total revenue                                 36,693              36,791             109,395              109,135
                                               --------------      --------------      --------------       --------------

Operating costs and expenses:
   Rooms                                                7,707               7,483              22,429               21,989
   Food and beverage                                    1,491               1,533               4,398                4,455
   Telephone and other operating departments              915                 822               2,849                2,499
Undistributed expenses:
   Lease                                               15,396              15,515              45,617               45,827
   Administrative and general                           3,320               3,357               9,944               10,402
   Sales and marketing                                  1,609               1,507               5,024                4,871
   Franchise fees                                       2,392               2,362               7,047                6,977
   Repairs and maintenance                              1,627               1,579               4,801                4,830
   Energy                                               1,601               1,610               4,408                4,377
   Other                                                  265                 324               1,040                  969
   Depreciation and amortization                          261                 263                 783                  791
                                               --------------      --------------      --------------       --------------
         Total expenses                                36,584              36,355             108,340              107,987
                                               --------------      --------------      --------------       --------------
         Net income                            $          109      $          436      $        1,055       $        1,148
                                               ==============      ===============     ==============       ==============


                 See accompanying note to financial statements.

                         CAPSTAR WINSTON COMPANY, L.L.C.
                       UNAUDITED STATEMENTS OF CASH FLOWS
                                ($ IN THOUSANDS)

                                                                        Nine Months Ended       Nine Months Ended
                                                                          Sept. 30, 2000          Sept. 30, 1999
                                                                        -----------------       -----------------
Cash flows from operating activities:
     Net income                                                         $           1,055       $           1,148
     Adjustments to reconcile net income to net cash provided
       by operating activities:
         Depreciation and amortization                                                783                     791
         Write-off of deferred franchise costs                                         11                      --
     Changes in operating assets and liabilities:
         Accounts receivable, net                                                    (276)                   (802)
         Due from affiliates                                                       (4,047)                 (4,953)
         Deposits and other assets                                                    154                    (102)
         Restricted cash                                                               (2)                    161
         Accounts payable and accrued expenses                                      1,150                   1,258
         Percentage lease payable to Winston Hotels, Inc.                           2,579                   2,792
         Advance deposits                                                              65                      17
                                                                        -----------------       -----------------
Net cash provided by operating activities                                           1,472                     310
                                                                        -----------------       -----------------

Cash flows from investing activities:
         Additions of furniture, fixtures and equipment                               (29)                    (23)
         Proceeds from sale of fixed assets                                            --                       3
         Additions to intangible assets                                                --                    (186)
                                                                        -----------------       -----------------
Net cash used in investing activities                                                 (29)                   (206)
                                                                        -----------------       -----------------

Net increase in cash and cash equivalents                                           1,443                     104
Cash and cash equivalents at beginning of period                                    1,051                   2,075
                                                                        -----------------       -----------------

Cash and cash equivalents at end of period                              $           2,494       $           2,179
                                                                        =================       =================






                 See accompanying note to financial statements.

ITEM 2 -   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS
           ($ IN THOUSANDS)

OVERVIEW

Winston Hotels, Inc. (the "Company") operates as a real estate investment trust ("REIT") to invest in hotel properties. The Company owned 49 hotels (the "Current Hotels") as of September 30, 2000. The Company owned 38 hotels as of December 31, 1997, and acquired eight hotels and opened five internally developed hotels in 1998 (the "1998 Hotels"). The Company sold 2 hotels in 2000. It currently leases 47 of the total 49 Current Hotels to CapStar Winston Company, L.L.C. ("CapStar Winston"), one of the Current Hotels to Bass PLC of London ("Bass"), and one of the Current Hotels to Prime Hospitality Corp. ("Prime") under leases that provide for rent payments based, in part, on revenues from the Current Hotels ("Percentage Leases") through which the Company receives its principal source of revenue.

The Company also owns a 49% ownership interest in a 158-room Hilton Garden Inn hotel located in Windsor, Connecticut. This hotel, which is owned and operated under a Joint Venture agreement with Regent Partners, Inc., opened on September 19, 2000.

RESULTS OF OPERATIONS

For the three and nine months ended September 30, 2000 and September 30, 1999, the difference in operating results is primarily attributable to the adoption of the SEC Staff Accounting Bulletin No. 101 ("SAB 101") effective January 1, 2000. SAB 101 requires that a lessor not recognize contingent rental income until annual specified hurdles have been achieved by the lessee. As a result of SAB 101, the Company deferred recognition of $9,789 of its percentage lease revenue during the nine months ended September 30, 2000. Had the Company not adopted SAB 101, the Company would have reported percentage lease revenue totaling $16,487 during the third quarter of 2000, a decrease of $3 versus percentage lease revenue recognized during the third quarter of 1999, and $48,757 during the first nine months of 2000, an increase of $242 over percentage lease revenue recognized during the same period of 1999.

SAB 101 will have no impact on the Company's Funds From Operations ("FFO"), or its interim or annual cash flow from its third party lessees, and therefore, on its ability to pay dividends.

The Company sold its Comfort Suites hotel in London, Kentucky in February 2000 and sold its Hampton Inn hotel in Duncanville, Texas in September 2000. The Company made no other acquisitions or dispositions of hotel properties during the first nine months of 2000. The table below outlines the number of hotels owned by the Company by service type as of September 30, 2000 and 1999.

                                      September 30,         September 30,
   Type of Hotel                          2000                   1999
   -------------                      -------------         -------------

   Limited-service hotels                  27                    29
   Extended-stay hotels                    11                    11
   Full-service hotels                     11                    11
                                      -------------         -------------

   Total                                   49                    51
                                      =============         =============

In addition, the Company opened an upscale, full-service Hilton Garden Inn in Windsor, Connecticut on September 19, 2000. The Company owns a 49% ownership interest in this hotel under a joint venture agreement with Regent Partners, Inc.. This hotel is not included in the number of hotels shown in the above table.

THE COMPANY

ACTUAL - THREE MONTHS ENDED SEPTEMBER 30, 2000 VS. ACTUAL - THREE MONTHS ENDED SEPTEMBER 30, 1999

The Company had revenue of $19,213 in 2000 consisting of $18,744 of percentage lease revenue and $469 of interest, joint venture and other income. Percentage lease revenue increased $2,254 to $18,744 in 2000 from $16,490 in 1999. This increase was attributable to the adoption of SAB 101 effective January 1, 2000, which resulted in recognizing $2,257 additional percentage lease revenue that was deferred during the first six months of 2000. Had the Company not adopted SAB 101, percentage lease revenue for the third quarter of 2000 would have been $16,487, a decrease of $3 versus percentage lease revenue reported during the same quarter of 1999. This decrease was primarily attributable to a decrease of $481 in percentage lease revenue generated by hotels owned prior to 1998 as a result of competitive pressures, partially offset by an increase of $478 in percentage lease revenue from the 1998 Hotels due to an increase in the average daily rates at these hotels.

Real estate taxes and property and casualty insurance costs incurred in 2000 were $1,473, an increase of $276 from $1,197 in 1999. This increase consists of an increase of $168 in real estate taxes and an increase of $108 in property and casualty insurance expense. The increase in property taxes was primarily attributable to increases in assessed values and tax rates. The increase in property and casualty insurance expense was due primarily to property coverage premium increases. General and administrative expenses increased $267 to $1,139 in 2000 from $872 in 1999. This increase was primarily attributable to increases in compensation costs, communication expenses, and legal fees associated with joint venture and mezzanine financing activities. Interest expense increased $211 to $3,460 in 2000 from $3,249 in 1999. This increase was primarily due to an increase of 0.80% in the Company's weighted average interest rate from 7.00% in 1999 to 7.80% in 2000. Weighted average outstanding borrowings decreased $5,443, from $178,286 in 1999 to $172,843 in 2000. Depreciation expense increased $108 to $5,293 in 2000 from $5,185 in 1999, primarily due to depreciation related to capital additions to the hotels in the fourth quarter of 1999 and in 2000.

ACTUAL - NINE MONTHS ENDED SEPTEMBER 30, 2000 VS. ACTUAL - NINE MONTHS ENDED SEPTEMBER 30, 1999

The Company had revenue of $39,786 in 2000 consisting of $38,968 of percentage lease revenue and $818 of interest, joint venture and other income. Percentage lease revenue decreased $9,547 to $38,968 in 2000 from $48,515 in 1999. This decrease was attributable to the adoption of SAB 101 effective January 1, 2000, which resulted in deferring percentage lease revenue totaling $9,789 for the nine months ended September 30, 2000. The Company expects to recognize approximately 90% of this deferred revenue during the fourth quarter of 2000 with the balance to be recognized during the first and second quarters of 2001. Had the Company not adopted SAB 101, percentage lease revenue for the first nine months of 2000 would have been $48,757, an increase of $242 over the percentage lease revenue reported during the same period of 1999. This increase was primarily attributable to an increase of $1,518 in percentage lease revenue from the 1998 Hotels due to an increase in occupancy rates and average daily rates at these hotels, partially offset by a decrease of $1,276 in percentage lease revenue generated by the hotels owned prior to 1998 as a result of competitive pressures.

Real estate taxes and property and casualty insurance costs incurred in 2000 were $5,260, an increase of $382 from $4,878 in 1999. This increase consists of an increase of $238 in real estate taxes and an increase of $144 in property and casualty insurance expense. The increase in property taxes was primarily attributable to increases in assessed values and tax rates. The increase in property and casualty insurance expense was due to property coverage premium increases. General and administrative expenses increased slightly to $3,558 in 2000 from $3,470 in 1999. Interest expense increased $713 to $10,057 in 2000 from $9,344 in 1999. This increase was primarily due to an increase of 0.69% in the Company's weighted average interest rate from 6.90% in 1999 to 7.59% in 2000, and a decrease in capitalized interest of $108. Weighted average outstanding borrowings decreased $5,441, from $179,129 in 1999 to $173,688 in 2000. Depreciation expense increased $529 to $15,829 in 2000 from $15,300 in 1999, primarily due to depreciation related to capital additions to the hotels in the fourth quarter of 1999 and in 2000. The cumulative effect of change in accounting principle, which resulted from the adoption of SAB 101 effective January 1, 2000, totaled $720. According to the provisions of SAB 101, this amount represents deferred percentage lease revenue as of January 1, 2000 generated by the Company's seven percentage leases that have non-calendar year fiscal years. During the first six months of 2000, the Company recognized all $720 of the total cumulative effect of change in accounting principle, which is included in percentage lease revenue in the accompanying Statements of Income.

LIQUIDITY AND CAPITAL RESOURCES

The Company finances its operations from operating cash flow, which is principally derived from its Percentage Leases. For the nine months ended September 30, 2000, cash flow provided by operating activities was $28,760 and funds from operations, which is equal to net income (loss) before allocation to minority interest and cumulative effect of change in accounting principle (excluding gains (losses) on sales of depreciable operating property) plus depreciation, plus deferred revenue, less preferred dividends, was $24,803. Under federal income tax law provisions applicable to REITs, the Company is required to distribute at least 95% of its taxable income to maintain its tax status as a REIT. During the nine months ended September 30, 2000, the Company declared distributions of $19,396 to its common stock and preferred stock shareholders. Because the Company's cash flow from operating activities is expected to exceed its taxable income due to depreciation and amortization expenses, the Company expects to be able to meet its distribution requirements out of cash flow from operating activities.

On February 15, 2000, the Company sold its Comfort Suites hotel in London, Kentucky for cash proceeds of $2,497, resulting in a loss of $262 as shown on the accompanying Statement of Income for the nine months ended September 30, 2000. On September 29, 2000, the Company sold its Hampton Inn hotel in Duncanville, Texas for cash proceeds of $2,812, resulting in a net loss of $588 as shown on the accompanying Statements of Income for the three and nine months ended September 30, 2000. The Company is also considering the sale of certain other non-core hotels that lie outside the Company's upscale segment focus and plans to use the proceeds for general corporate purposes, including but not limited to reducing debt, pursuing opportunities that management believes will enhance stockholder value, and funding certain selected mezzanine loans to qualified third party borrowers for hotel projects.

The Company's net cash used in investing activities for the nine months ended September 30, 2000 totaled $6,164. This net use of cash primarily resulted from hotel renovations and capital expenditures totaling $5,007, investments in joint ventures of $2,582 and mezzanine financing of $1,080, offset by the proceeds received from the sale of the Comfort Suites hotel in London, Kentucky totaling $2,497. The proceeds from the sale of the Duncanville, Texas Hampton Inn on September 29, 2000 were received on October 2, 2000. The Company plans to spend approximately $2,781 for capital improvements and renovations at certain of its Current Hotels during the fourth quarter of 2000. Combined with capital expenditures made during the first nine months of 2000, these expenditures exceed the 5.0% of room revenues for its hotels (7.0% of room revenues and food and beverage revenues for one of its full-service hotels) which the Company is required to spend under its Percentage Leases for periodic capital improvements and the refurbishment and replacement of furniture, fixtures and equipment at its Current Hotels. These capital expenditures are funded from operating cash flow, and possibly from borrowings under the Company's $140,000 line of credit, sources which are expected to be adequate to fund such capital requirements. The capital expenditures are in addition to amounts spent on normal repairs and maintenance which have approximated 5.1% and 5.4% of room revenues for each of the nine months ended September 30, 2000 and 1999, respectively, and are paid by CapStar Winston, Prime and Bass.

During 1999, the Company entered into a joint venture agreement with Regent Partners, Inc., (the "Regent Agreement") to jointly develop hotel properties. As of September 30, 2000, the Company had invested $2,726 in hotels to be developed under the Regent Agreement, and has committed to provide additional equity of $4,498 over the next 15 months. The first hotel developed under the Regent Agreement, a full service 158-room Hilton Garden Inn in Windsor, Connecticut, was opened on September 19, 2000. The second hotel to be developed under the Regent Agreement, a full service 177-room Hilton Garden Inn in Evanston, Illinois, is under construction and scheduled to open before the holiday season in 2001.

In addition, during the first quarter of 2000, the Company entered into a joint venture agreement with Marsh Landing Investment, L.L.C., (the "Marsh Landing Agreement") to jointly develop a 118-room Hampton Inn in Ponte Vedra, Florida. This is an arms length joint venture agreement with Marsh Landing Investment, L.L.C., headed by the Company's Chairman, Charles M. Winston, and Board member, James H. Winston. As of September 30, 2000, the Company had invested $1,557, and has committed to provide additional equity of $149 upon completion of the hotel, which is expected to occur during the fourth quarter of 2000.

The Company holds a 49 percent ownership interest in each of the joint ventures with Regent Partners, Inc. and in the joint venture with Marsh Landing Investment, L.L.C.. Per the terms of each joint venture, the Company receives fees for its services which include development fees and purchasing fees. The Company receives ongoing asset management fees as each hotel opens.

On July 5, 2000, the Company entered into a strategic alliance with Noble Investment Group, Ltd. ("Noble") to partially finance and develop two Hilton Garden Inn hotels in Atlanta, Georgia and Tampa, Florida and to explore other similar upscale Hilton and Marriott opportunities. In July, the Company provided a $1,080 mezzanine loan for the 122-room Hilton Garden Inn in Atlanta and is expected to provide another mezzanine loan of approximately $2,300 for the 150-room Hilton Garden Inn in Tampa. The Company currently receives interest income from the mezzanine funding. Noble is responsible for providing the remainder of the funding and will own and operate the hotels. The Atlanta project is under construction and is scheduled to open during the second quarter of 2001. The Tampa project is scheduled to begin construction during the fourth quarter of 2000 and is scheduled to open during the fourth quarter of 2001. In connection with the alliance, the Company will co-develop the Atlanta project with Noble and will provide all development services for the Tampa project, and will receive fees for its development services. The Company continues to seek additional mezzanine financing opportunities.

The Company's net cash used in financing activities during the nine months ended September 30, 2000 totaled $22,507. This amount included payment of distributions to shareholders of $19,373 and the payment of distributions to Winn Limited Partnership's minority interest of $1,091, long-term debt payments of $820, a reduction of $1,100 in the Company's $140,000 line of credit (the "Line") balance from $104,500 to $103,400, and payment of fees related to financing facilities of $91.

The Line bears interest generally at rates from 30-day LIBOR plus 1.45% to 30-day LIBOR plus 1.70%, based primarily upon the Company's level of total indebtedness. The Company's current rate is 30-day LIBOR plus 1.45%. The Line is collateralized with 28 of the Company's Current Hotels. As of September 30, 2000, the Company's availability under the Line totaled approximately $24,358, after consideration of outstanding commitments.

Per the requirements of the Line, which in effect require the Company to have at least 50% of its total indebtedness subject to a fixed rate of debt, the Company entered into an interest rate cap agreement in March 1999. The interest rate cap agreement eliminates the exposure to increases in 30-day LIBOR over 7.50% on $25,000 of the outstanding balances under the Line for the period March 25, 1999 through March 25, 2002. As of September 30, 2000, the 30-day LIBOR rate was 6.62%.

The Company had $69,155 in long-term debt at September 30, 2000 that was subject to a fixed interest rate and principal payments. This debt is comprised of a 10-year loan with a 25-year amortization period with GE Capital Corporation, which carries an interest rate of 7.375%. This debt facility is collateralized with 14 of the Company's Current Hotels.

The Company intends to continue to seek additional mezzanine loan opportunities and to acquire and develop additional hotel properties that meet its investment criteria and is continually evaluating such opportunities. It is expected that future mezzanine loans and hotel acquisitions will be financed, in whole or in part, from additional follow-on offerings, from borrowings under the Line, from joint venture agreements, from the net sale proceeds of hotel properties and/or from the issuance of other debt or equity securities. There can be no assurances that the Company will make any further mezzanine loans or any investment in additional hotel properties, or that any hotel development will be undertaken, or if commenced, that it will be completed on schedule or on budget. Further, there can be no assurances that the Company will be able to obtain any additional financing.

SEASONALITY

The hotels' operations historically have been seasonal in nature, reflecting higher revenue per available room during the second and third quarters. This seasonality and the structure of the Percentage Leases, which provide for a higher percentage of room revenues above the minimum quarterly levels to be paid as Percentage Rent, can be expected to cause fluctuations in the Company's quarterly cash flow from its third party lessees under the Percentage Leases. In addition, the revenue recognition provisions of SAB 101 materially impact the Company's revenue recognition on an interim basis, effectively deferring the recognition of revenue from the first and second quarters of the calendar year to the third and fourth quarters.

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

The following presents the Company's calculation of FFO (in thousands):

                                                      Three Months Ended                        Nine Months Ended
                                              Sept. 30, 2000        Sept. 30, 1999      Sept. 30, 2000      Sept. 30, 1999
                                              --------------        --------------      --------------      --------------
Income before allocation to minority
   interest and cumulative effect of change
   in accounting principle                    $        7,024        $        5,624      $        3,538      $       14,973
Plus: depreciation                                     5,293                 5,185              15,829              15,300
Plus: loss on sale of property                           588                   239                 850                 239
Plus: deferred percentage lease revenue               (2,257)                   --               9,789                  --
Less: preferred stock dividends                        1,734                 1,734               5,203               5,203
                                              --------------        --------------      --------------      --------------
FFO                                           $        8,914        $        9,314      $       24,803      $       25,309
                                              ==============        ==============      ==============      ==============
Weighted average number of common shares
   assuming dilution                                  18,195                18,127              18,185              18,107
                                              --------------        --------------      --------------      --------------


FORWARD LOOKING STATEMENTS

This report contains certain "forward looking" statements within the meaning of
Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. You can identify these statements by use of words like "may," "will," "expect," "intend," "anticipate," "estimate," or "continue" or similar expressions. These statements represent the Company's judgment and are subject to risks and uncertainties that could cause actual operating results to differ materially from those expressed or implied in the forward-looking statements, including but not limited to the risk that properties held for sale will not sell, financing risks, development risks including risk of construction delay, cost overruns, occupancy rates, average daily rates, governmental permits, zoning, the increase of development costs in connection with projects that are not pursued to completion and the risk of non-payment of mezzanine loans. Other risks are discussed in the Company's filings with the Securities and Exchange Commission, including but not limited to its Form S-3 Registration Statement filed on September 2, 1999 as amended on September 29, 1999, and its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and its other periodic reports.

CAPSTAR WINSTON

RESULTS OF OPERATIONS

ACTUAL - THREE MONTHS ENDED SEPTEMBER 30, 2000 VS. ACTUAL - THREE MONTHS ENDED SEPTEMBER 30, 1999

The following table sets forth certain historical financial information for the Current Hotels for the periods indicated:

                                                     Three Months Ended           Three Months Ended
                                                     September 30, 2000           September 30, 1999
                                                   ----------------------       ----------------------
Revenue:
     Rooms                                         $  33,166        90.4%       $   33,309       90.6%
     Food and beverage                                 2,004         5.5%            1,927        5.2%
     Telephone and other operating departments         1,523         4.1%            1,555        4.2%
                                                   ---------       ------       ----------      ------
              Total revenue                           36,693       100.0%           36,791      100.0%
                                                   ---------       ------       ----------      ------

Operating costs and expenses:
     Rooms                                             7,707        21.0%            7,483       20.3%
     Food and beverage                                 1,491         4.1%            1,533        4.2%
     Telephone and other operating departments           915         2.5%              822        2.2%
Undistributed expenses:
     Lease                                            15,396        42.0%           15,515       42.2%
     Administrative and general                        3,320         9.0%            3,357        9.1%
     Sales and marketing                               1,609         4.4%            1,507        4.1%
     Franchise fees                                    2,392         6.5%            2,362        6.4%
     Repairs and maintenance                           1,627         4.4%            1,579        4.3%
     Energy                                            1,601         4.4%            1,610        4.4%
     Other                                               265         0.7%              324        0.9%
     Depreciation and amortization                       261         0.7%              263        0.7%
                                                   ---------       ------       ----------      ------
              Total expenses                          36,584        99.7%           36,355       98.8%
                                                   ---------       ------       ----------      ------

              Net income                           $     109         0.3%       $      436        1.2%
                                                   =========       ======       ==========      ======


CapStar Winston had room revenue of $33,166 in the third quarter of 2000, a decrease of $143 from $33,309 in the third quarter of 1999. The decrease in room revenue was primarily due to the sale of the Comfort Suites hotel in London, Kentucky by the Company in February 2000 and a decrease in occupancy from 73.6% in 1999 to 71.0% in 2000. Due to a decrease in total rooms available, room revenue decreased. Revenue per available room increased 0.6%. Food and beverage revenue increased $77 to $2,004 from $1,927. This increase was due to a rise in room service and lounge revenue and higher banquet service charges. Telephone and other operating departments revenue decreased $32 to $1,523 from $1,555 due to a decrease in revenue from long distance phone calls.

CapStar Winston had total expenses of $36,584 in the third quarter of 2000, an increase of $229 from $36,355 in the third quarter of 1999. This was primarily due to an increase in rooms department expenses. Rooms department expenses increased due to a rise in the cost of medical/dental insurance and workers compensation insurance.

ACTUAL - NINE MONTHS ENDED SEPTEMBER 30, 2000 VS. ACTUAL - NINE MONTHS ENDED SEPTEMBER 30, 1999

The following table sets forth certain historical financial information for the Current Hotels for the periods indicated:

                                                     Nine Months Ended            Nine Months Ended
                                                       Sept. 30, 2000               Sept. 30, 1999
                                                   ----------------------       ----------------------
Revenue:
     Rooms                                         $  98,471        90.0%       $   98,585       90.3%
     Food and beverage                                 6,001         5.5%            5,806        5.3%
     Telephone and other operating departments         4,923         4.5%            4,744        4.4%
                                                   ---------       ------       ----------      ------
              Total revenue                          109,395       100.0%          109,135      100.0%
                                                   ---------       ------       ----------      ------
Operating costs and expenses:
     Rooms                                            22,429        20.5%           21,989       20.2%
     Food and beverage                                 4,398         4.0%            4,455        4.1%
     Telephone and other operating departments         2,849         2.6%            2,499        2.3%
Undistributed expenses:
     Lease expense                                    45,617        41.7%           45,827       42.0%
     Administrative and general                        9,944         9.1%           10,402        9.5%
     Sales and marketing                               5,024         4.6%            4,871        4.5%
     Franchise fees                                    7,047         6.4%            6,977        6.4%
     Repairs and maintenance                           4,801         4.4%            4,830        4.4%
     Energy                                            4,408         4.0%            4,377        4.0%
     Other                                             1,040         1.0%              969        0.9%
     Depreciation and amortization                       783         0.7%              791        0.7%
                                                   ---------       ------       ----------      ------
              Total expenses                         108,340        99.0%          107,987       99.0%
                                                   ---------       ------       ----------      ------

              Net income                           $   1,055         1.0%       $    1,148        1.O%
                                                   =========       ======       ==========      ======

CapStar Winston had room revenue of $98,471 in the first nine months of 2000, a decrease of $114 from $98,585 in the first nine months of 1999. The decrease in room revenue was primarily due to the sale of the Comfort Suites hotel in London, Kentucky by the Company in February 2000 and a decrease in occupancy from 73.1% in 1999 to 71.2% in 2000. Due to a decrease in total rooms available, room revenue decreased. Revenue per available room increased 0.3%. Food and beverage revenue increased $195 to $6,001 from $5,806. This increase was due to a rise in room service and lounge revenue and higher banquet service charges. Telephone and other operating departments revenue increased $179 to $4,923 from $4,744 due to an increase in revenue from movies/videos and banquet production for limited service hotels.

CapStar Winston had total expenses of $108,340 in the first nine months of 2000, an increase of $353 from $107,987 in the first nine months of 1999. This increase was primarily due to increases in rooms department and telephone and other operating departments expenses, offset by a decrease in administrative and general department expenses. Rooms department expenses increased due to a rise in the cost of medical/dental insurance and workers compensation insurance. Telephone and other operating departments expenses increased due to the addition of costs related to banquet production for limited service hotels. Administrative and general department expenses decreased due to efficiencies created within the department.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK ($ IN THOUSANDS)

As of September 30, 2000, the Company's exposure to market risks for a change in interest rates related solely to its debt outstanding under its Line. Debt outstanding under the Line totaled $103,400 at September 30, 2000. The Line bears interest at rates from 30-day LIBOR plus 1.45% to 30-day LIBOR plus 1.70%, based on the Company's level of total indebtedness. The current interest rate is 30-day LIBOR plus 1.45%. The weighted average interest rates on the Line for the three and nine month periods ended September 30, 2000 were 7.80% and 7.59%, respectively. The Line is used to maintain liquidity and fund the Company's business operations. Pursuant to the Company's operating strategies, it maintains minimal cash balances and is substantially dependent upon, among other things, the availability of adequate working capital financing to support hotel acquisitions, investments in joint ventures, mezzanine loans, development and major renovations. The definitive extent of the Company's interest rate risk under the Line is not quantifiable or predictable because of the variability of future interest rates and business financing requirements.

Per the requirements of the Line, the Company maintains an interest rate cap agreement to eliminate the exposure to increases in 30-day LIBOR over 7.50%, and therefore from its exposure to interest rate increases over 8.95% on a principal balance of $25,000 through March 25, 2002.

The Company had $69,155 in long-term debt at September 30, 2000 that was subject to a fixed interest rate and principal payments. This debt is comprised of a 10-year loan with a 25-year amortization period with GE Capital Corporation, which carries an interest rate of 7.375%.

The Company's long-term debt has an expiration date of December 2023. The following table presents the aggregate maturities of the fixed principal payments, and interest rates by maturity dates at September 30, 2000:


           Maturity Date       Fixed Rate Debt       Interest Rate
           -------------       ---------------       -------------

               2000               $    283               7.375%
               2001                  1,187               7.375%
               2002                  1,278               7.375%
               2003                  1,376               7.375%
               2004                  1,480               7.375%
            Thereafter              63,551               7.375%
                                  --------               ------

                                  $ 69,155               7.375%
                                  ========               ======

PART II - OTHER INFORMATION


Item 5.  Other Information

         On August 17, 2000, the Company's Board of Directors authorized a stock repurchase program which allows the Company to repurchase up to 1,000,000 shares of its Common Stock from time to time in open market or privately negotiated transactions.


Item 6.  Exhibits and Reports on Form 8-K.

         (a)      Exhibits.

                  27.      Financial Data Schedule (For SEC use only)

         (b)      Reports on Form 8-K.

                  No reports on Form 8-K were filed during the quarter ended September 30, 2000.

                                   SIGNATURES


       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                           WINSTON HOTELS, INC.



Date  November 13, 2000    /s/ Joseph V. Green
      -----------------    ----------------------------------------------------
                           Joseph V. Green
                           Executive Vice President and Chief Financial Officer
                           (Authorized officer and Principal Financial Officer)

                              WINSTON HOTELS, INC.
               FORM 10-Q for the quarter ended September 30, 2000

                                  EXHIBIT INDEX

Exhibit
Number                     Description of Exhibit
-------                    ----------------------

27.                        Financial Data Schedule (For SEC use only).