Form 10-K
period 2000-12-31
WINSTON HOTELS INC
filed 2001-03-19
CIK 920605

===============================================================================
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2000

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No|_|

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. |_|

         The aggregate market value of the registrant's Common Stock, $0.01 par value per share, at March 1, 2001, held by those persons deemed by the registrant to be non-affiliates was approximately $133,153,144.

         As of March 1, 2001, there were 16,926,678 shares of the registrant's Common Stock, $0.01 par value per share, outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Document                                                                                           Where Incorporated
--------                                                                                           ------------------

1.       Proxy Statement for Annual Meeting of Shareholders to be held on May 8, 2001                     Part III


===============================================================================

                              WINSTON HOTELS, INC.

                             FORM 10-K ANNUAL REPORT


                                      INDEX

                                                                                                                 Page
                                                                                                                 ----

PART I.

     ITEM 1.          BUSINESS                                                                                     3

     ITEM 2.          PROPERTIES                                                                                   9

     ITEM 3.          LEGAL PROCEEDINGS                                                                           12

     ITEM 4.          SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                                         12

PART II.

     ITEM 5.          MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                      STOCKHOLDER MATTERS                                                                         13

     ITEM 6.          SELECTED FINANCIAL DATA                                                                     14

     ITEM 7.          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS                                                         16

     ITEM 7A.         QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                                  21

     ITEM 8.          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                                                 22

     ITEM 9.          CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
                      ACCOUNTING AND FINANCIAL DISCLOSURE                                                         22

PART III.

     ITEM 10.         DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT                                          22

     ITEM 11.         EXECUTIVE COMPENSATION                                                                      22

     ITEM 12.         SHARE OWNERSHIP OF MANAGEMENT AND CERTAIN BENEFICIAL OWNERS                                 22

     ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                                              22

PART IV.

     ITEM 14.         EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
                      FORM 10-K                                                                                   23

SIGNATURES                                                                                                        27

PART I.

ITEM 1.           BUSINESS

GENERAL DEVELOPMENT OF BUSINESS

         Winston Hotels, Inc. ("WHI") operates so as to qualify as a real estate investment trust ("REIT") for federal income tax purposes. During 1994, WHI completed an initial public offering of its common stock ("Common Stock"), utilizing the majority of the proceeds to acquire one hotel and a general partnership interest (as the sole general partner) in WINN Limited Partnership (the "Partnership"). The Partnership used a substantial portion of the proceeds to acquire nine additional hotel properties. These ten hotels were acquired from affiliates of WHI. WHI and the Partnership (collectively the "Company") began operations as a REIT on June 2, 1994. As of December 31, 2000, WHI's ownership in the Partnership was 92.86%.

         During 1995 and 1996, WHI completed follow-on Common Stock offerings, as well as a Preferred Stock offering in September 1997, and invested the net proceeds from these offerings in the Partnership. The Partnership utilized the proceeds to acquire 28 additional hotel properties. During 1998, the Company added 13 additional properties to its portfolio, five of which were internally developed. During 2000, the Company sold two hotels. As of December 31, 2000, the Company owned 49 hotel properties (the "Current Hotels") in 12 states having an aggregate of 6,723 rooms.

         The Company also owns a 49% ownership interest in three joint ventures, two of which each own an operating hotel and a third which owns a hotel under development and expected to open in July 2001, collectively (the "Joint Venture Hotels"). The Joint Venture Hotels consist of a Hilton Garden Inn located in Windsor, CT, a Hampton Inn located in Ponte Vedra, FL and a Hilton Garden Inn, currently under construction, located in Evanston, IL. Additionally, the Company has provided mezzanine financing to two unrelated parties for two other hotels in which the Company will have no ownership interest.

         As of December 31, 2000, the Company leased 47 of the 49 Current Hotels to CapStar Winston Company, L.L.C. ("CapStar Winston"), a wholly owned subsidiary of MeriStar Hotels and Resorts, Inc. ("MeriStar"), one of the Current Hotels to Bristol Hotel Tenant Company, a wholly owned subsidiary of Bass PLC of London ("Bass") and one of the Current Hotels to Secaucus Holding Corporation, a wholly owned subsidiary of Prime Hospitality Corp. ("Prime"). CapStar Winston also currently leases one Joint Venture Hotel located in Ponte Vedra, FL and has signed a lease agreement to lease the Joint Venture Hotel located in Evanston, IL to be opened in July 2001. Bass also currently leases the Joint Venture Hotel located in Windsor, CT. All 49 of the Current Hotels were leased pursuant to separate percentage operating lease agreements that provide for rent payments based, in part, on revenues from the Current Hotels (the "Percentage Leases"). Under the terms of the Percentage Leases, the lessees are obligated to pay the Company the greater of base rent ("Base Rent") or percentage rent ("Percentage Rent"). The Percentage Leases are designed to allow the Company to participate in the growth in revenues at the Current Hotels by requiring that a portion of each Current Hotel's room revenues in excess of specified amounts will be paid to the Company as Percentage Rent.

NARRATIVE DESCRIPTION OF BUSINESS

Growth Strategy

         The Company's growth strategy is to enhance shareholder value by increasing cash available for distribution per share of Common Stock through:
(i) participating in any increased room revenue from the Current Hotels and any subsequently acquired or developed hotels through Percentage Leases; (ii) acquiring additional hotels, or ownership interests in hotels, that meet the Company's investment criteria; (iii) selectively developing hotels to own and hotel additions as market conditions warrant; (iv) leveraging off of its management team's expertise, such as third party development and purchasing and design services, and (v) mezzanine financing activities whereby the Company initiates hotel loans to third party borrowers.

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

Acquisition Strategy

         The Company intends to acquire additional hotels, or ownership interests in hotels, with strong national franchise affiliations in the mid-scale and upscale market segments, or hotel properties with the potential to obtain such franchise affiliations. In particular, the Company will consider acquiring limited-service hotels such as Hampton Inn and Fairfield Inn by Marriott hotels; full-service hotels such as Hilton Garden Inn, Courtyard by Marriott and Holiday Inn hotels; and extended-stay hotel properties such as Homewood Suites by Hilton, Hampton Inn and Suites, Residence Inn, Spring Hill Suites by Marriott and Staybridge by Holiday Inn (see "Management's Discussion and Analysis of Financial Condition and Results of Operations--Forward Looking Statements").

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

         Additional investments in hotel properties may be made through the Partnership, directly by WHI or with other entities. The Company's ability to acquire additional hotel properties and develop hotels depends primarily on its ability to obtain additional debt financing, proceeds from subsequent issuances of Common Stock or other securities, proceeds from the sale of hotel properties or co-investments from other investors.

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

         In June 1999, the Company entered into a joint venture agreement to jointly develop and own upscale hotels with Regent Partners, Inc., a leading real estate development, investment and services firm and a wholly owned subsidiary of J.A. Jones, Inc. ("Regent"). By combining Regent's expertise in hotel development with the Company's, this approach offers each organization the potential for attractive financial returns. Under the terms of the joint venture agreement (the "Regent Joint Venture"), Regent and the Company co-develop the hotels and receive fees for their respective services including development, purchasing and, upon opening of the hotel, on-going asset management. The Regent Joint Venture consists of two separate joint ventures, each of which owns one hotel.

         The Regent Joint Venture's initial project, a $16.5 million, full-service 158-room Hilton Garden Inn in Windsor, CT, opened in September 2000. Construction has begun on the Regent Joint Venture's second project, a $20 million, 177-room Hilton Garden Inn in the Chicago suburb of Evanston, which is scheduled to open in July 2001. The Company owns 49 percent of the Regent Joint Venture. The Company has the right to acquire Regent's interests in each project subject to the provisions of the joint venture agreement.

         In April 2000, the Company entered into a joint venture agreement with Marsh Landing Investment, LLC to jointly develop an $8.5 million, 118-room Hampton Inn in Ponte Vedra, FL. This hotel was opened in December 2000. The Company owns 49% of the joint venture, and Marsh Landing Investment, LLC, a company owned by Charles M. Winston and James H. Winston, owns the remaining 51%. Both Charles M. Winston and James H. Winston serve on the Company's Board of Directors. The Company has the right to acquire Marsh Landing Investment, LLC's interest subject to the provisions of the joint venture agreement.

         In addition to generating development, purchasing and asset management fee income and thus enhancing the Company's revenues and cash flow, other benefits of these joint venture agreements include expanding our affiliations with leading upscale brands and the potential addition of new hotels to our portfolio, despite the external capital constraints prevalent in today's real estate market.

Mezzanine Financing

         On July 5, 2000, the Company entered into a strategic alliance with Noble Investment Group, Ltd. ("Noble") to partially finance and develop two Hilton Garden Inn hotels, one in Atlanta (Sugarloaf), GA and one in Tampa, FL, and to explore other similar upscale Hilton and Marriott opportunities. In July, the Company provided $1.1 million in mezzanine funding for the 122-room Hilton Garden Inn in Atlanta (Sugarloaf) and in February 2001, provided approximately $2.2 million in mezzanine funding for the 153-room Hilton Garden Inn in Tampa. Noble is responsible for providing the remainder of the funding and will own and operate the hotels. Both projects are under construction; the Atlanta (Sugarloaf) project is scheduled to open during the second quarter of 2001, and the Tampa project is scheduled to open during the first quarter of 2002. In connection with the alliance, the Company will co-develop the Atlanta (Sugarloaf) project with Noble, will provide all development services for the Tampa project, and will receive fees for its development services. The Company continues to seek additional mezzanine financing opportunities.

Operations and Property Management

         As of December 31, 2000, CapStar Winston leased 47 of the Current Hotels, 38 of which they also operated. Interstate Management and Investment Corporation ("IMIC") managed eight of the Current Hotels and Hilton Hotels Corporation ("Hilton") managed one of the Current Hotels (collectively the "Property Managers") pursuant to management agreements with CapStar Winston with respect to each of such hotels. Bass and Prime each leased and operated one of the Current Hotels. CapStar Winston and Bass also each leased and operated one of the Joint Venture Hotels and CapStar Winston has signed a lease agreement to lease and operate a third joint venture hotel to be opened in July 2001. The lessees and the Property Managers seek to increase revenues at the Current Hotels by using established systems to manage the Current Hotels for marketing, rate achievement, expense management, physical facility maintenance, human resources, accounting and internal auditing. They are trained in all aspects of hotel operations, including negotiation of prices with corporate and other clients and responsiveness to marketing requirements in their particular markets, with particular emphasis placed on customer service. The lessees and the Property Managers employ a mix of marketing techniques designed for each specific Current Hotel, which include individual toll-free lines, cross-marketing of the Current Hotels' billboards and direct marketing, as well as taking advantage of national advertising by the franchisors of the Current Hotels.

         The lessees lease the Current Hotels pursuant to the Percentage Leases. Under the Percentage Leases, the lessees, or the Property Managers, generally are required to perform all operational and management functions necessary to operate the Current Hotels. The lessees are entitled to all profits and cash flow from the Current Hotels after payment of rent under the Percentage Leases and other operating expenses, including, in the case of the nine Current Hotels managed by the Property Managers, the management fee payable to the Property Managers. The lessees, their affiliates and the Property Managers may manage other hotel properties in addition to hotels owned by the Company, however, the lessees and their affiliates may not build or develop a hotel or motel within five miles of a hotel owned by the Company and leased by the lessee.

         CapStar Winston is a wholly owned subsidiary of MeriStar, a New York Stock Exchange company. As of December 31, 2000, MeriStar, the nation's largest independent hotel management company, leased or managed 222 hotels with 48,054 rooms in 34 states, the District of Columbia, Puerto Rico, Canada and the U.S. Virgin Islands.

         IMIC, a hotel development and management company, operates eight of the Current Hotels under separate management agreements with CapStar Winston. Each year, CapStar Winston pays IMIC a base management fee for each Current Hotel managed by IMIC based on a percentage of the budgeted gross operating profit for that year with incentive amounts based on actual gross operating profits if they exceed budgeted amounts. IMIC has agreed that each year it will spend a specified percentage of the gross revenues of each Current Hotel managed by IMIC on repairs and maintenance of the hotel. CapStar Winston and the Company have retained the right to control the expenditure of funds budgeted for capital and non-routine items, including, at their discretion, approving plans and selecting and overseeing contractors and other vendors. IMIC currently operates 28 hotels in six states, including 24 limited-service hotels and 4 full-service, convention or resort hotels.

         Hilton manages one of the Current Hotels under a management agreement with CapStar Winston. Each year, CapStar Winston pays Hilton a management fee based on a percentage of the gross operating profit for the hotel managed by Hilton with certain incentive amounts. Hilton is recognized internationally as a preeminent hospitality company. Hilton develops, owns, manages or franchises 1,900 hotels, resorts and vacations ownership properties. Its portfolio includes many of the world's best known and most highly regarded hotel brands, including Hilton, Doubletree, Embassy Suites, Hampton Inn, Homewood Suitesby Hilton, Red Lion Hotels & Inns and Conrad International.

         Bass is one of the leading hotel operating companies in the world. As of December 31, 2000, Bass operated more than 3,000 hotels in close to 100 countries, primarily full-service hotels in the upscale and mid-scale segments of the hotel industry with branded hotels including Crowne Plaza, Holiday Inn, Holiday Inn Select and Holiday Inn Express hotels.

         Prime, a New York Stock Exchange company, is one of the nation's premier lodging companies. Prime operates two proprietary brands, AmeriSuites (all-suites) and Wellesley Inns (limited-service). It also owns and/or manages hotels operated under franchise agreements with national hotel chains. As of December 31, 2000, Prime Hospitality Corporation owned 135 hotels, operated 55 hotels under lease agreements with REITs and managed 24 hotels from third parties.

Franchise Agreements

         All of the Company's Current Hotels operate under franchise licenses and the Company anticipates that most of the additional hotel properties in which it invests will be operated under franchise licenses. Franchisors provide a variety of benefits for franchisees which include national advertising, publicity and other marketing programs designed to increase brand awareness, training of personnel, continuous review of quality standards and centralized reservation systems.

         The hotel franchise licenses generally specify certain management, operational, record keeping, accounting, reporting and marketing standards and procedures with which the lessees must comply. The franchise licenses obligate the lessees to comply with the franchisors' standards and requirements with respect to training of operational personnel, safety, maintaining specified insurance, the types of services and products ancillary to guest room services that may be provided, display of signs, and the type, quality and age of furniture, fixtures and equipment included in guest rooms, lobbies and other common areas.

         Of the Current Hotels' franchise licenses, one expires in 2006, three expire in 2007, five expire in 2008, three expire in 2009, two expire in 2010, three expire in 2011, two expire in 2012, two expire in 2014, two expire in 2016, 18 expire in 2017 and eight expire in 2018. The franchise agreements provide for termination at the franchisor's option upon the occurrence of certain events, including the lessees' failure to pay royalties and fees or perform its other covenants under the franchise agreement, bankruptcy, abandonment of the franchise, commission of a felony, assignment of the franchise without the consent of the franchisor, or failure to comply with applicable law in the operation of the relevant Current Hotel. The lessees are entitled to terminate the franchise license only by giving at least 12 months notice and paying a specified amount of liquidated damages. The franchise agreements will not renew automatically upon expiration. The lessees are responsible for making all payments under the franchise agreements to the franchisors. Under the franchise agreements, the lessees pay a franchise fee of an aggregate of between 3% and 5% of room revenues, plus additional fees that amount to between 3% and 4% of room revenues from the Current Hotels.

Competition

         The hotel industry is highly competitive with various participants competing on the basis of price, level of service and geographic location. The Current Hotels compete with other hotel properties in their geographic markets. Some of the Company's competitors may have greater marketing and financial resources than the Company, the lessees, and the Property Managers. Several of the Current Hotels are located in areas in which they may compete with other Current Hotels for business. The Company competes for acquisition opportunities with entities that may have greater financial resources than the Company. These entities may generally be able to accept more risk than the Company can prudently manage, including risks with respect to the creditworthiness of a hotel operator.

Employees

         The Company had 29 employees as of March 1, 2001.

Environmental Matters

         Under various federal, state and local laws and regulations, an owner or operator of real estate may be liable for the costs of removal or remediation of certain hazardous or toxic substances on such property. Such laws often impose such liability without regard to whether the owner knew of, or was responsible for, the presence of hazardous or toxic substances. Furthermore, a person that arranges for the disposal or transports for disposal or treatment of a hazardous substance at another property may be liable for the costs of removal or remediation of hazardous substances released into the environment at that property. The costs of remediation or removal of such substances may be substantial, and the presence of such substances, or the failure to promptly remedy such substances, may adversely affect the owner's ability to use or sell such real estate or to borrow using such real estate as collateral. Certain environmental laws and common law principles could be used to impose liability for the release of and exposure to hazardous substances, including asbestos-containing materials ("ACMs") into the air, and third parties may seek recovery from owners or operators of real properties for personal injury or property damage associated with exposure to released hazardous substances, including ACMs. In connection with the ownership and operation of the Current Hotels, the Company, the lessees, or the Property Managers, as the case may be, may be potentially liable for such costs.

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

         In addition to the ESAs, the Company also obtained asbestos surveys for the Holiday Inn Select-Garland (Dallas), Texas and the Comfort Inn-Greenville, South Carolina. In each of the asbestos surveys, the consultants discovered the presence of ACMs. The Company is monitoring the presence of the ACMs with the assistance of its consultants.

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

REIT Modernization Act

         Prior to January 1, 2001, under the REIT qualification requirements of the Internal Revenue Code, REITs generally were required to lease their hotels to third party operators. Under the REIT Modernization Act of 1999 (the "RMA"), which became effective January 1, 2001, REITs are permitted to lease their hotels to wholly owned taxable REIT subsidiaries of the REITs ("TRS Lessees"). Under the RMA, the TRS Lessees may not operate the leased hotels and must enter into management agreements with eligible independent contractors who will manage the hotels. The Company has carefully considered opportunities presented by the RMA and, at the present time, has decided to retain its existing relationship with its lessees.

Seasonality

         The Company's operations historically have been seasonal in nature, reflecting higher REVPAR during the second and third quarters. This seasonality and the structure of the Percentage Leases, which provide for a higher percentage of room revenues above the minimum equal quarterly levels to be paid as Percentage Rent, can be expected to cause fluctuations in the Company's receipt of quarterly lease revenue under the Percentage Leases. In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101 ("SAB 101") which provides guidance on revenue recognition. The Company adopted SAB 101 effective January 1, 2000. SAB 101, which requires that a lessor not recognize contingent rental income until annual specified hurdles have been achieved by the lessee, effectively defers recognition by the Company of a significant portion of percentage lease revenue from the first and second quarters, to the third and fourth quarters of the calendar year. SAB 101 has no impact on the Company's FFO, or its interim or annual cash flow from its third party lessees, and therefore, on its ability to pay dividends (see Note 2 to the Company's consolidated financial statements).

Executive Officers of the Registrant

         The following table lists the executive officers of the Company:


                NAME                            AGE                                POSITION
                ----                            ---                                --------

Charles M. Winston                              71            Chairman of the Board of Directors

Robert W. Winston, III                          39            Chief Executive Officer

James D. Rosenberg                              47            President, Chief Operating Officer and Secretary

Joseph V. Green                                 50            Executive Vice President, Chief Financial Officer

Kenneth R. Crockett                             44            Executive Vice President of Development

         CHARLES M. WINSTON. Charles Winston has served as Chairman of the Board of Directors since March 15, 1994. Mr. Winston is a native of North Carolina and a graduate of the University of North Carolina at Chapel Hill with an A.B. degree. Mr. Winston has more than 37 years of experience in developing and operating full service restaurants and hotels. Mr. Winston is Robert Winston's father and brother of James Winston, a director.

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

ITEM 2.           PROPERTIES

     The following table sets forth certain unaudited information with respect to the Current Hotels:

                                                                                             2000
                                                              ------------------------------------------------------------------
                                                              Number          Room                                       Lease
                                                                of          Revenues                                    Revenues
                                                               Rooms         ($000)          ADR        Occupancy %      ($000)
                                                              ------       ---------       -------      -----------     --------
Hampton Inns
     Boone, NC                                                     95       $   2,074       $  82.45         72.33%          891
     Brunswick, GA                                                128           2,112          59.87         75.28%          829
     Cary, NC                                                     130           1,920          64.65         62.43%          732
     Charlotte, NC                                                125           2,590          81.46         69.49%        1,190
     Chester, VA                                                   66           1,286          69.78         76.32%          544
     Duncanville, TX *                                            119           1,030          44.25         71.90%          350
     Durham, NC                                                   137           2,410          65.75         73.11%          992
     Gwinnett, GA (Hampton Inn & Suites)                          136           2,821          79.61         71.18%        1,428
     Hilton Head, SC                                              124           2,349          80.60         63.69%          939
     Jacksonville, NC                                             120           1,949          60.16         73.78%          779
     Las Vegas, NV                                                128           2,232          59.94         79.50%        1,057
     Perimeter, GA                                                131           2,452          84.75         60.33%        1,202
     Raleigh, NC                                                  141           2,960          74.08         77.42%        1,396
     Southern Pines, NC                                           126           1,740          65.98         57.18%          620
     Southlake, GA                                                124           2,319          66.34         76.42%          961
     W. Springfield, MA                                           126           3,011          85.41         77.07%        1,460
     White Plains, NY                                             156           5,257         111.72         82.42%        2,728
     Wilmington, NC                                               118           2,022          69.44         67.41%          791
Comfort Inns
     Augusta, GA                                                  123           1,294          58.67         49.01%          378
     Charleston, SC                                               128           2,390          75.65         67.44%        1,086
     Chester, VA                                                  122           2,008          64.02         70.25%          872
     Clearwater/St. Petersburg, FL                                120           1,548          58.84         60.09%          489
     Durham, NC                                                   138           2,607          68.45         75.40%        1,209
     Fayetteville, NC                                             176           2,132          53.92         61.38%          917
     Greenville, SC                                               190           1,428          53.33         38.50%          357
     London, KY (Comfort Suites) *                                 62              68          50.60         36.32%           26
     Orlando, FL (Comfort Suites)                                 214           3,732          61.44         77.56%        1,583
     Raleigh, NC                                                  149           1,492          46.77         58.49%          507
     Wilmington, NC                                               146           1,993          57.53         64.83%          732
Homewood Suites
     Alpharetta, GA                                               112           2,613          89.93         70.88%        1,284
     Cary, NC                                                     120           3,086          89.96         78.75%        1,861
     Clear Lake, TX                                                92           2,460          92.54         78.94%        1,087
     Durham, NC                                                    96           2,178          78.92         78.53%        1,089
     Lake Mary, FL                                                112           3,175         105.86         73.17%        1,624
     Phoenix, AZ                                                  126           2,364          81.72         62.73%        1,404
     Raleigh, NC                                                  137           3,322          89.43         74.08%        1,666
                                                              -------       ---------       --------       -------        ------
                                                                                             1999
                                                              ------------------------------------------------------------------
                                                              Number          Room                                       Lease
                                                                of          Revenues                                    Revenues
                                                               Rooms         ($000)          ADR        Occupancy %      ($000)
                                                              ------       ---------       -------      -----------     --------
Hampton Inns
     Boone, NC                                                    95       $   1,896       $ 72.31         75.64%       $    787
     Brunswick, GA                                               128           2,022         58.32         74.22%            785
     Cary, NC                                                    130           2,081         67.21         65.24%            859
     Charlotte, NC                                               125           2,780         79.08         77.06%          1,327
     Chester, VA                                                  66           1,334         71.66         77.29%            582
     Duncanville, TX *                                           119           1,221         49.83         56.39%            403
     Durham, NC                                                  137           2,582         68.19         75.72%          1,120
     Gwinnett, GA (Hampton Inn & Suites)                         136           2,799         78.57         71.77%          1,428
     Hilton Head, SC                                             124           2,380         76.72         68.21%            975
     Jacksonville, NC                                            120           1,872         58.62         72.90%            741
     Las Vegas, NV                                               128           1,872         58.63         68.35%            926
     Perimeter, GA                                               131           2,391         80.13         62.40%          1,173
     Raleigh, NC                                                 141           2,930         73.07         77.91%          1,391
     Southern Pines, NC                                          126           2,065         63.90         70.28%            850
     Southlake, GA                                               124           2,235         64.46         76.01%            921
     W. Springfield, MA                                          126           2,850         80.14         77.69%          1,365
     White Plains, NY                                            156           4,902        105.16         81.87%          2,510
     Wilmington, NC                                              118           2,242         68.55         75.95%            946
Comfort Inns
     Augusta, GA                                                 123           1,413         57.39         54.85%            468
     Charleston, SC                                              128           2,534         75.24         72.10%          1,194
     Chester, VA                                                 122           2,115         64.58         73.53%            958
     Clearwater/St. Petersburg, FL                               120           1,659         53.40         71.40%            576
     Durham, NC                                                  138           2,536         72.68         69.28%          1,176
     Fayetteville, NC                                            176           2,198         54.08         63.28%            962
     Greenville, SC                                              190           1,552         46.96         47.65%            423
     London, KY (Comfort Suites) *                                62             941         54.50         76.29%            394
     Orlando, FL (Comfort Suites)                                214           3,865         61.13         80.94%          1,705
     Raleigh, NC                                                 149           1,812         48.52         68.68%            657
     Wilmington, NC                                              146           2,297         56.98         75.66%            949
Homewood Suites
     Alpharetta, GA                                              112           2,611         90.44         70.61%          1,242
     Cary, NC                                                    120           3,252         89.63         82.85%          1,986
     Clear Lake, TX                                               92           2,294         94.80         72.06%            987
     Durham, NC                                                   96           1,916         81.21         67.32%            890
     Lake Mary, FL                                               112           2,999         91.82         79.89%          1,153
     Phoenix, AZ                                                 126           2,422         70.95         74.23%          1,285
     Raleigh, NC                                                 137           3,318         86.38         76.82%          1,589
                                                              ------       ---------       -------       -------        --------

                                                                                             2000
                                                              --------------------------------------------------------------------
                                                              Number          Room                                          Lease
                                                                of          Revenues                                      Revenues
                                                               Rooms         ($000)           ADR        Occupancy %       ($000)
                                                              -------       ---------       -------      -----------      --------
Holiday Inns
     Abingdon, VA (Holiday Inn Express)                            81           1,374         65.02          71.27%            645
     Clearwater, FL (Holiday Inn Express)                         127           2,452         72.59          72.67%          1,090
     Dallas, TX  (Holiday Inn Select)                             244           4,079         72.00          63.44%          1,760
     Secaucus, NJ                                                 160           5,907        126.31          79.86%          3,181
     Tinton Falls, NJ                                             171           4,803         98.81          77.66%          1,727
Courtyard by Marriott
         Ann Arbor, MI                                            160           4,468         95.78          79.66%          2,162
         Houston, TX                                              198           3,619         83.46          59.83%          1,642
         Wilmington, NC                                           128           2,415         77.23          67.12%            976
     Winston-Salem, NC                                            122           2,466         84.34          65.47%          1,253
Hilton Garden Inns
     Albany, NY                                                   155           3,830         88.85          75.98%          1,949
     Alpharetta, GA                                               164           3,707         96.19          64.21%          2,333
     Raleigh/Durham, NC                                           155           4,320        110.18          69.12%          2,476

Quality Suites - Charleston, SC                                   168           3,738         86.09          70.62%          1,616
Residence Inn - Phoenix, AZ                                       168           3,310         81.35          66.17%          1,721
Fairfield Inn - Ann Arbor, MI                                     110           2,068         72.02          71.31%            839
-------------------------------------------------------       -------       ---------       -------        -------        --------
                 TOTAL                                          6,904       $ 134,977       $ 78.24          69.11%       $ 62,430
-------------------------------------------------------       -------       ---------       -------        -------        --------

                                                                                             1999
                                                              --------------------------------------------------------------------
                                                              Number          Room                                          Lease
                                                                of          Revenues                                      Revenues
                                                               Rooms         ($000)           ADR        Occupancy %       ($000)
                                                              -------       ---------       -------      -----------      --------
Holiday Inns
     Abingdon, VA (Holiday Inn Express)                           81           1,394          63.16        74.63%            667
     Clearwater, FL (Holiday Inn Express)                        127           2,496          68.49        78.61%          1,137
     Dallas, TX  (Holiday Inn Select)                            244           4,179          72.80        64.45%          1,891
     Secaucus, NJ                                                160           5,442         115.70        80.53%          2,765
     Tinton Falls, NJ                                            171           4,414          91.67        77.15%          1,548
Courtyard by Marriott
         Ann Arbor, MI                                           160           4,277          90.84        80.62%          2,055
         Houston, TX                                             198           3,475          77.02        62.43%          1,565
         Wilmington, NC                                          128           2,551          74.39        73.83%          1,082
     Winston-Salem, NC                                           122           2,289          76.39        67.29%          1,121
Hilton Garden Inns
     Albany, NY                                                  155           3,286          92.12        63.05%          1,813
     Alpharetta, GA                                              164           3,827          98.74        64.75%          2,071
     Raleigh/Durham, NC                                          155           3,635          98.33        65.34%          2,030

Quality Suites - Charleston, SC                                  168           3,955          86.96        74.17%          1,789
Residence Inn - Phoenix, AZ                                      168           3,459          82.12        68.68%          1,799
Fairfield Inn - Ann Arbor, MI                                    110           2,019          69.71        72.14%            821
-------------------------------------------------------       ------       ---------        -------       -------        -------
                 TOTAL                                         6,904       $ 134,886        $ 75.24        71.15%       $ 62,237
-------------------------------------------------------       ------       ---------        -------       -------        -------

      * Hotel sold during 2000.

THE PERCENTAGE LEASES

         The Partnership leases the Current Hotels for remaining terms of 8 to 13 years pursuant to Percentage Leases, which provide for rent equal to the greater of Base Rent or Percentage Rent. The Percentage Leases for the Current Hotels contain the provisions described below. The Company intends that future leases with respect to its hotel property investments will contain substantially similar provisions, although the Company may, in its discretion, alter any of these provisions with respect to any particular lease, depending on the purchase price paid, economic conditions and other factors deemed relevant at the time.

Percentage Lease Terms

         Each Percentage Lease for the Current Hotels has a non-cancelable remaining term of 8 to 13 years, subject to earlier termination upon the occurrence of certain contingencies described in the Percentage Lease.

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

         On July 16, 1999, Walton Construction Company, Inc. ("Walton") filed a civil lawsuit in the State Court of Fulton County, Georgia naming the Partnership as defendant. The Partnership removed the action to the United States District Court for the Northern District of Georgia on August 30, 1999. The complaint alleges that the Partnership has not paid approximately $2,800,000 due under a contract entered into by the parties in connection with the construction of the Partnership's Alpharetta, GA Homewood Suites Hotel. The Partnership's answer, counterclaim and third party complaint (against Walton's bonding company) were filed September 7, 1999. The Partnership disputes that such monies are due to Walton based upon Walton's alleged inability to complete construction on the hotel within the time set out in the construction contract. The Partnership's counterclaims against Walton arise out of the construction delays and construction deficiencies allegedly caused by Walton. On August 2, 1999, Walton initiated a virtually identical action in the United States District Court for the Eastern District of North Carolina. On February 29, 2000, the Partnership answered Walton's complaint and counterclaimed for recovery of damages due to the construction delays and construction deficiencies allegedly caused by Walton. Simultaneously, the Partnership also filed a third party action against Walton's bonding company for recovery on a performance bond. At present, the Partnership's aggregate claim is estimated to exceed $2,100,000.

         By order entered April 11, 2000, all proceedings in the Georgia action were stayed so that the claims arising out of the Alpharetta hotel dispute could be litigated in North Carolina.

         Each party has served amended pleadings. Walton amended its complaint on June 30, 2000 to add the Project Architect, Godwin Associates, P.A., as a party defendant. The Partnership responded by agreeing to defend Godwin Associates, P.A. A joint defense and a Tolling Agreement were entered into. On July 12, 2000, the Partnership amended its third party complaint by adding a bad faith claim against the bonding company. A first round of reciprocal document productions was made in September, 2000. Supplemental productions by all parties were made in December, 2000 and early January, 2001. All discovery is to close by March 15, 2001. The case will be tried before the United States District Court of the Eastern District of North Carolina and is not expected to occur before July 20, 2001.

         The Partnership believes that it has substantial and meritorious defenses against the claims alleged against it, and the Partnership intends to vigorously defend against these claims and pursue its own claims.

ITEM 4.           SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2000.

PART II

ITEM 5.           MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
                  STOCKHOLDER MATTERS

MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY

         WHI's Common Stock trades on the New York Stock Exchange ("NYSE") under the symbol "WXH." As of March 1, 2001, WHI had approximately 11,900 common shareholders based on the number of shareholders of record and an estimate of the number of participants represented by security position listings. The following table sets forth, for the indicated periods, the high and low closing prices for the Common Stock and the cash distributions declared per share:

                                                PRICE RANGE             CASH DISTRIBUTIONS DECLARED
                                        --------------------------      ---------------------------
                                          HIGH               LOW                 PER SHARE
                                        --------          --------               ---------
2000
 First Quarter                           $   8.50          $   7.38               $   0.28
 Second Quarter                              8.12              7.37                   0.28
 Third Quarter                               8.93              7.06                   0.28
 Fourth Quarter                              8.18              7.12                   0.28

1999
 First Quarter                           $   9.75          $   8.06               $   0.28
 Second Quarter                             10.50              8.18                   0.28
 Third Quarter                              10.31              8.37                   0.28
 Fourth Quarter                              8.68              7.75                   0.28

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

ITEM 6.           SELECTED FINANCIAL DATA

         The following table sets forth selected financial information for the Company for the years ended December 31, 2000, 1999, 1998, 1997, and 1996, and selected historical balance sheet data as of December 31, 2000, 1999, 1998, 1997, and 1996. This information should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and notes thereto included elsewhere in this report.

                              WINSTON HOTELS, INC.
                  SELECTED HISTORICAL FINANCIAL AND OTHER DATA
        FOR THE YEARS ENDED DECEMBER 31, 2000, 1999, 1998, 1997 AND 1996
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)


                                                                2000           1999           1998           1997           1996
                                                              ---------      ---------      ---------      ---------      ---------
STATEMENTS OF INCOME:
Revenue:
     Percentage lease revenue                                 $  62,430      $  62,237      $  54,945      $  35,868      $  26,611
     Interest, joint venture and other income                     1,289            433            249            234             97
                                                              ---------      ---------      ---------      ---------      ---------
         Total revenue                                           63,719         62,670         55,194         36,102         26,708
                                                              ---------      ---------      ---------      ---------      ---------
Expenses:
     Real estate taxes and property and casualty
          insurance                                               6,630          6,356          5,262          2,702          1,647
     General and administrative                                   4,323          4,236          3,889          2,095          2,061
     Interest                                                    13,491         12,513          8,314          2,648          2,368
     Depreciation                                                21,092         20,565         16,389         10,064          6,476
     Amortization                                                   933            834            465            520            368
                                                              ---------      ---------      ---------      ---------      ---------
         Total expenses                                          46,469         44,504         34,319         18,029         12,920
                                                              ---------      ---------      ---------      ---------      ---------
     Income before loss on sale of properties, allocation
             to minority interest and cumulative effect of
             change in accounting principle                      17,250         18,166         20,875         18,073         13,788
     Loss on sale of properties                                     850            239             --             --             --
                                                              ---------      ---------      ---------      ---------      ---------
             Income before allocation to minority interest
                 and cumulative effect of change in
                 accounting principle                            16,400         17,927         20,875         18,073         13,788
     Income allocation to minority interest                         677          1,026          1,349          1,329            786
                                                              ---------      ---------      ---------      ---------      ---------
             Income before cumulative effect of change in
                 accounting principle                            15,723         16,901         19,526         16,744         13,002
     Cumulative effect of change in accounting
             principle - gross                                     (720)            --             --             --             --
     Cumulative effect of change in accounting
             principle - allocation to minority interest             52             --             --             --             --
                                                              ---------      ---------      ---------      ---------      ---------
     Cumulative effect of change in accounting
             principle - net                                       (668)            --             --             --             --
                                                              ---------      ---------      ---------      ---------      ---------

             Net income                                          15,055         16,901         19,526         16,744         13,002
     Preferred stock distribution                                (6,938)        (6,938)        (6,938)        (2,100)            --
                                                              ---------      ---------      ---------      ---------      ---------
             Net income available to common shareholders      $   8,117      $   9,963      $  12,588      $  14,644      $  13,002
                                                              =========      =========      ==========     =========      =========
Earnings per share:
     Net income per common share                              $    0.48      $    0.61      $     0.77     $    0.92      $    1.01
                                                              =========      =========      ==========     =========      =========
     Net income per common share assuming dilution            $    0.48      $    0.61      $     0.77     $    0.91      $    1.00
                                                              =========      =========      ==========     =========      =========

     Weighted average number of common shares                    16,890         16,467          16,286        15,990         12,922

     Weighted average number of common shares assuming
         dilution                                                18,188         18,108         18,040         17,555         13,768

Distributions per common share                                $    1.12      $    1.12      $    1.09      $    1.08      $    1.01

BALANCE SHEET DATA:
Cash                                           $      167       $       28       $       33       $      164       $      234
Investment in hotel properties                    366,882          388,870          397,861          279,485          196,682
Total assets                                      394,310          406,071          412,156          287,827          203,502
Total debt                                        172,672          174,475          173,085           44,081           42,800
Shareholders' equity                              198,716          209,078          213,425          217,490          141,813

OTHER DATA:
Cash provided by (used in):
     Operating activities                      $   39,589       $   39,952       $   34,605       $   27,811       $   18,729
     Investing activities                         (10,231)         (12,658)        (135,398)         (82,349)         (74,614)
     Financing activities                         (29,219)         (27,299)         100,662           54,468           53,623
Lessees' room revenue                             134,977          134,886          117,752           79,526           58,956
Funds from operations (1)                          31,268           31,793           30,326           26,037           20,581
Cash available for distribution                    23,483           24,735           24,093           21,809           17,557

(1) Funds from operations ("FFO"), as defined by the National Association of Real Estate Investment Trusts, is income (loss) before minority interest (determined in accordance with generally accepted accounting principles), excluding extraordinary items and gains (losses) from debt restructuring and sales of operating properties, plus real estate-related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. The Company further adjusts FFO by subtracting preferred share distributions and adding the change in deferred revenue during the period to eliminate the impact of Staff Accounting Bulletin No. 101 (see Note 2 to the Consolidated Financial Statements). The calculation of FFO may vary from entity to entity and as such the presentation of FFO by the Company may not be comparable to other similarly titled measures of other reporting companies. FFO is not intended to represent cash flows for the period. FFO has not been presented as an alternative to operating income, but as an indicator of operating performance, and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles.

         The following table sets forth selected financial information for CapStar Winston for the years ended December 31, 2000, 1999 and 1998. This information should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and notes thereto included elsewhere in this report.

                         CAPSTAR WINSTON COMPANY, L.L.C.
                       SELECTED HISTORICAL FINANCIAL DATA
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                                 (IN THOUSANDS)

                                                            YEAR ENDED         YEAR ENDED        YEAR ENDED
                                                         DECEMBER 31, 2000  DECEMBER 31, 1999  DECEMBER 31, 1998
                                                         -----------------  -----------------  -----------------
Room revenue                                                $   126,884        $  127,571        $  113,451
Other revenue                                                    14,664            14,144            12,182
                                                            -----------        ----------        ----------
     Total revenue                                              141,548           141,715           125,633
                                                            -----------        ----------        ----------

Rooms expense                                                    29,202            29,037            25,573
Percentage lease expense                                         57,995            58,551            52,720
Other expenses                                                   74,606            53,240            46,745
                                                            -----------        ----------        ----------
     Total expenses                                             161,803           140,828           125,038
                                                            -----------        ----------        ----------
     Net (loss) income                                      $   (20,255)       $      887        $      595
                                                            ===========        ==========        ==========

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
                  ($ IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

         Winston Hotels, Inc. ("WHI") operates so as to qualify as a real estate investment trust ("REIT") for federal income tax purposes. During 1994, WHI completed an initial public offering of its common stock ("Common Stock"), utilizing the majority of the proceeds to acquire one hotel and a general partnership interest (as the sole general partner) in WINN Limited Partnership (the "Partnership"). The Partnership used a substantial portion of the proceeds to acquire nine additional hotel properties. These ten hotels were acquired from affiliates of WHI. WHI and the Partnership (collectively the "Company") began operations as a REIT on June 2, 1994. As of December 31, 2000, WHI's ownership in the Partnership was 92.86% (see Note 6 to the consolidated financial statements).

         During 1995 and 1996, WHI completed follow-on Common Stock offerings, as well as a Preferred Stock offering in September 1997, and invested the net proceeds from these offerings in the Partnership. The Partnership utilized the proceeds to acquire 28 additional hotel properties. The Company owned 31 hotels as of December 31, 1996 and acquired seven hotels in 1997 (collectively the "1997 Hotels"). During 1998, the Company added 13 additional properties to its portfolio, five of which were internally developed (the "1998 Hotels"). During 2000, the Company sold two hotels. As of December 31, 2000, the Company owned 49 hotel properties (the "Current Hotels"), in 12 states, having an aggregate of 6,723 rooms.

         The Company also owns a 49% ownership interest in three joint ventures, two of which each own an operating hotel and a third which owns a hotel under development and expected to open in July 2001, collectively (the "Joint Venture Hotels"). The Joint Venture Hotels consist of a Hilton Garden Inn located in Windsor, CT, a Hampton Inn located in Ponte Vedra, FL and a Hilton Garden Inn, currently under construction, located in Evanston, IL. Additionally, the Company has provided mezzanine financing to two unrelated parties for two other hotels in which the Company will have no ownership interest.

         As of December 31, 2000, the Company leased 47 of the 49 Current Hotels to CapStar Winston Company, L.L.C. ("CapStar Winston"), a wholly owned subsidiary of MeriStar Hotels and Resorts, Inc. ("MeriStar"), one of the Current Hotels to Bristol Hotel Tenant Company, a wholly owned subsidiary of Bass PLC of London ("Bass") and one of the Current Hotels to Secaucus Holding Corporation, a wholly owned subsidiary of Prime Hospitality Corp. ("Prime"). CapStar Winston also currently leases one Joint Venture Hotel located in Ponte Vedra, FL and has signed a lease agreement to lease the Joint Venture Hotel located in Evanston, IL, to be opened in July 2001. Bass also currently leases the Joint Venture Hotel located in Windsor, CT. All 49 of the Current Hotels were leased pursuant to separate percentage operating lease agreements that provide for rent payments based, in part, on revenues from the Current Hotels (the "Percentage Leases"). Under the terms of the Percentage Leases, the lessees are obligated to pay the Company the greater of base rent or percentage rent ("Percentage Rent"). The Percentage Leases are designed to allow the Company to participate in the growth in revenues at the Current Hotels by requiring that a portion of each Current Hotel's room revenues in excess of specified amounts will be paid to the Company as Percentage Rent.

         CapStar Winston is a wholly owned subsidiary of MeriStar Hotels and Resorts, Inc. ("MeriStar"). As of December 31, 2000, MeriStar, the nation's largest independent hotel management company, leased or managed 222 hotels with 48,054 rooms in 34 states, the District of Columbia, Canada, Puerto Rico and the U.S. Virgin Islands.


RESULTS OF OPERATIONS

         For the periods ended December 31, 2000 and 1999, the differences in operating results are primarily attributable to the adoption of Staff Accounting Bulletin No. 101 ("SAB 101"). SAB 101 was issued by the Securities and Exchange Commission in December 1999 and adopted by the Company effective January 1, 2000. SAB 101 requires that a lessor not recognize contingent rental income until annual specified hurdles have been achieved by the lessees. As a result of SAB 101, the Company recognized an additional $221 of percentage lease revenue for the year 2000. Had the Company not adopted SAB 101, the Company would have reported percentage lease revenue totaling $62,209 for 2000, a decrease of $28 versus percentage lease revenue for 1999 totaling $62,237. SAB 101 has no impact on the Company's Funds From Operations ("FFO"), or its interim or annual cash flow from its third party lessees, and therefore, on its ability to pay dividends. For the periods ended December 31, 1999 and 1998, the differences in operating results are primarily attributable to the full year of operations of the 1998 Hotels in 1999 versus the partial year of operations in 1998. The Company sold its Comfort Suites hotel in London, Kentucky in February 2000 and its Hampton Inn hotel in Duncanville, Texas in September 2000, resulting in a total net loss of $850. The table below outlines the Company's hotel properties owned as of December 31, 2000, 1999 and 1998.

                                  December 31, 2000                 December 31, 1999                     December 31, 1998
                             --------------------------        ----------------------------         ----------------------------
                             Acquisitions    Properties        Acquisitions      Properties         Acquisitions*     Properties
                                during        owned at            during          owned at             during          owned at
Type of Hotel                  the year       year end           the year         year end            the year         year end
-------------                ------------    ----------        ------------      ----------         -------------     ----------
Limited-service hotels            --              29**              --               31                     1              31
Extended-stay hotels              --               9                --                9                     6               9
Full-service hotels               --              11                --               11                     6              11
                                ----            ----              ----             ----                  ----            ----
Total                             --              49                --               51                    13              51
                                ====            ====              ====             ====                  ====            ====

* Five of the total 13 hotels added in 1998 were internally developed properties.

**       The Company sold 2 hotels during 2000 as noted above.

In order to present a more meaningful comparison of operations, the following comparisons are presented:

THE COMPANY:

    - actual operating results for the year ended December 31, 2000 versus actual operating results for the year ended December 31, 1999;
    - actual operating results for the year ended December 31, 1999 versus actual operating results for the year ended December 31, 1998;
    - actual operating results for the year ended December 31, 1999 versus pro forma operating results for the year ended December 31, 1998, as if the addition of the 1998 Hotels occurred on the later of January 1, 1998 or the hotel opening date (the Company made no acquisitions in 1999, therefore the pro forma 1999 results of operations would be identical to the actual 1999 results of operations);

CAPSTAR WINSTON COMPANY, L.L.C.:

    - actual operating results for the year ended December 31, 2000 versus actual operating results for the year ended December 31, 1999;
    - actual operating results for the year ended December 31, 1999 versus actual operating results for the year ended December 31, 1998.

THE COMPANY

ACTUAL - YEAR ENDED DECEMBER 31, 2000 VERSUS ACTUAL - YEAR ENDED DECEMBER 31,
1999

         The Company had revenues of $63,719 in 2000, consisting of $62,430 of percentage lease revenues and $1,289 of interest, joint venture and other income. Percentage lease revenues increased $193 in 2000 from $62,237 in 1999. This increase was primarily attributable to an increase in lease revenue due to the Company's adoption of SAB 101 effective January 1, 2000, which resulted in additional lease revenue recognition of $221. Had the Company not adopted SAB 101, lease revenue for 2000 would have been $62,209, a decrease of $28 from its 1999 lease revenue of $62,237. This decrease was primarily due to a decrease of $1,348 in percentage lease revenue generated from the 1997 Hotels due to competitive pressures resulting in lower occupancy rates. This decrease also included a decrease of $421 in percentage lease revenue from the two hotels sold during 2000. This decrease was offset by an increase of $1,741 in percentage lease revenue generated from the 1998 Hotels due to higher occupancy rates and average daily rates. Most of the 1998 Hotels are full service, up scale hotels, while the 1997 Hotels are mostly limited service hotels.

         Real estate taxes and property and casualty insurance expenses incurred in 2000 were $6,630, an increase of $274 from $6,356 in 1999. Real estate taxes increased $131 due to increased rates and property values in 2000. Property insurance increased $143 due primarily to property coverage premium increases. General and administrative expenses remained constant from $4,236 in 1999 to $4,323 in 2000. Interest expense increased $978 to $13,491 in 2000 from $12,513 in 1999, primarily due to an increase in the annual weighted-average interest rate of 0.72% from 7.05% in 1999 to 7.77% in 2000 and a decrease in capitalized interest of $137 from $163 in 1999 to $26 in 2000, offset by a decrease in weighted average borrowings from $178,038 in 1999 to $173,213 in 2000. Depreciation expense increased $527 to $21,092 in 2000 from $20,565 in 1999, primarily due to depreciation related to renovations and capital additions completed during 2000 and the second half of 1999 offset by disposals of two hotels sold during 2000. Amortization expense increased $99 to $933 in 2000 from $834 in 1999. The increase is primarily attributable to twelve months of amortization in 2000 of deferred financing costs associated with the Company's new $140,000 line of credit, which originated in February 1999, versus eleven months of amortization in 1999.

ACTUAL - YEAR ENDED DECEMBER 31, 1999 VERSUS ACTUAL - YEAR ENDED DECEMBER 31,
1998

    The Company had revenues of $62,670 in 1999, consisting of $62,237 of percentage lease revenues and $433 of interest and other income. Percentage lease revenues increased $7,292, or 13.3%, in 1999 from $54,945 in 1998. This increase was primarily attributable to an increase in lease revenues from the 1998 Hotels due to a full year of operations in 1999 versus a partial year of operations in 1998, partially offset by a decrease of $1,160 in lease revenue generated from the 1997 Hotels, which decrease was primarily attributable to competitive pressures.

         Real estate taxes and property and casualty insurance expenses incurred in 1999 were $6,356, an increase of $1,094 from $5,262 in 1998. The increase was primarily attributable to a full year of operations for the 1998 Hotels in 1999 versus a partial year in 1998. General and administrative expenses increased $347 to $4,236 in 1999 from $3,889 in 1998. The increase was primarily attributable to an increase in the number of employees and related compensation expense throughout the year, costs associated with efforts to form joint ventures and costs associated with efforts to sell certain hotels. Interest expense increased $4,199 to $12,513 in 1999 from $8,314 in 1998, primarily due to an increase in weighted-average outstanding borrowings from $127,776 in 1998 to $178,038 in 1999, and a decrease of capitalized interest of $1,350 from $1,513 in 1998 to $163 in 1999. Annual weighted-average interest rates decreased 0.58% from 7.63% in 1998 to 7.05% in 1999. Depreciation expense increased $4,176 to $20,565 in 1999 from $16,389 in 1998, primarily due to depreciation related to the 1998 Hotels and renovations completed during 1999 and 1998. Amortization expense increased $369 to $834 in 1999 from $465 in 1998. The increase is primarily attributable to an increase in amortization of deferred financing costs associated with the Company's new $140,000 line of credit, which originated in February 1999, and the Company's $71,000 GE Capital Corporation loan which originated in November 1998.

ACTUAL - YEAR ENDED DECEMBER 31, 1999 VERSUS PRO FORMA - YEAR ENDED DECEMBER 31, 1998

         The Company had revenues of $62,670 for the year ended December 31, 1999, consisting of $62,237 of percentage lease revenues and $433 of interest and other income. Percentage lease revenues increased $5,356, or 9.4%, to $62,237 in 1999 from $56,881 in 1998. This increase was primarily attributable to the opening of 10 hotel properties in 1998 (the "1998 New Hotels"), partially offset by a decrease of $935 in lease revenue generated from the hotels owned as of December 31, 1997, which decrease was primarily attributable to competitive pressures.

         Real estate taxes and property and casualty insurance expenses incurred in 1999 were $6,356, an increase of $722 from $5,634 in 1998. The increase was primarily attributable to the 1998 New Hotels and an increase in tax rates and assessed values in 1999. General and administrative expenses increased $338 to $4,236 in 1999 from $3,898 in 1998. The increase was primarily attributable to an increase in the number of employees and related compensation expense throughout the year, costs associated with efforts to form joint ventures and costs associated with efforts to sell certain hotels. Interest expense increased $3,602 to $12,513 in 1999 from $8,911 in 1998. The increase was primarily due to an increase in weighted-average borrowings from $137,932 in 1998 to $178,038 in 1999, and a decrease of capitalized interest of $1,350 from $1,513 in 1998 to $163 in 1999. Annual weighted-average interest rates decreased 0.58% from 7.63% in 1998 to 7.05% in 1999. Depreciation expense increased $3,845 to $20,565 in 1999 from $16,720 in 1998, primarily due to additional depreciation related to the 1998 New Hotels and renovations completed during 1999 and 1998. Amortization expense increased $372 to $834 in 1999 from $462 in 1998. The increase is primarily attributable to an increase in amortization of deferred financing costs associated with the Company's new $140,000 line of credit, which originated in February 1999, and the Company's $71,000 GE Capital Corporation loan, which originated in November 1998.

CAPSTAR WINSTON COMPANY, L.L.C.

ACTUAL - YEAR ENDED DECEMBER 31, 2000 VERSUS ACTUAL - YEAR ENDED DECEMBER 31,
1999

         CapStar Winston had room revenues of $126,884 in 2000, a decrease of $687 from $127,571 in 1999. The decrease in room revenues was primarily due to the sale of the Comfort Suites in London, Kentucky by the Company in February 2000, the sale of the Hampton Inn in Duncanville, Texas in September 2000, and a decrease in occupancy rates from 71.0% to 68.6%. Although room revenues decreased, RevPar increased 0.3% due to a decrease in total rooms available. Food and beverage revenue increased $176 to $8,191 in 2000 from $8,015 in 1999. This increase was due to a rise in room service, lounge, and banquet related revenues. Telephone and other operating departments revenue increased $344 to $6,473 in 2000 from $6,129 in 1999 due to a rise in revenues from movies/videos and banquet production for limited service hotels.

         CapStar Winston had total expenses in 2000 of $161,803, an increase of $20,975 from $140,828 in 1999. The decrease was primarily attributable to an asset impairment charge of $21,658 to adjust goodwill from the purchase transaction with Winston. This charge is a non-cash adjustment to the carrying value of those assets. This increase is partially offset by a decrease in expenses attributable to the sale of the Comfort Suites in London, Kentucky in February 2000 and the sale of the Hampton Inn in Duncanville, Texas in September 2000.

ACTUAL - YEAR ENDED DECEMBER 31, 1999 VERSUS ACTUAL - YEAR ENDED DECEMBER 31,
1998

         Total revenue increased $16,082 or 12.8%, to $141,715 from $125,633.
This increase was primarily related to an increase in room revenues of $14,120 or 12.4%, to $127,571 from $113,451. The increase in room revenues was due to an increase of $14,058 for the 1998 Hotels and an increase of $62 for all other hotels. Food and beverage revenue increased $1,802 to $8,015 in 1999 from $6,213 in 1998, primarily due to increased revenue from the 1998 Hotels.

         Total expenses increased $15,790 or 12.6%, to $140,828 from $125,038. This increase was primarily related to increased expenses generated by the 1998 Hotels.

         Net income increased $292, to $887 from $595, primarily driven by the operating results of the 1998 Hotels.


LIQUIDITY AND CAPITAL RESOURCES

         The Company finances its operations from operating cash flow, which is principally derived from Percentage Leases. For the year ended December 31, 2000, cash flow provided by operating activities was $39,589 and funds from operations, which is equal to net income before allocation to minority interest (excluding gains/losses on sales of operating property), plus adjustments for unconsolidated joint ventures, plus depreciation, less preferred share distributions, plus the change in deferred revenue resulting from SAB 101, was $31,268. Under federal income tax law provisions applicable to REITs prior to January 1, 2001, the Company was required to distribute at least 95% of its taxable income to maintain its tax status as a REIT. For taxable years beginning after December 31, 2000, the taxable income distribution requirement has been lowered to 90%. In 2000, the Company declared distributions of $25,861 to its shareholders. The Company intends to fund cash distributions to shareholders out of cash flow from operating activities. The Company may incur, or cause the Partnership to incur, indebtedness to meet distribution requirements imposed on the Company under the Internal Revenue Code (including the requirement that a REIT distribute to its shareholders annually at least 90% of its taxable income) to the extent that available capital and cash flow from the Company's investments are insufficient to make such distributions.

         The Company's net cash used in investing activities during the year ended December 31, 2000 totaled $10,231, consisting of cash out flows for mezzanine financing, capital expenditures, renovation of hotels and investments in joint ventures, offset by proceeds from the sale of two hotels.

         During 2000, the Company provided $1,080 in mezzanine financing to Noble Investment Group, LLC ("Noble") to develop a Hilton Garden Inn in Atlanta (Sugarloaf), GA (the "Sugarloaf Hotel"). The Company receives monthly interest at annual rates based on 30-day LIBOR plus 7.36% until the earlier of (a) prepayment of the loan, (b) the initial maturity date of December 5, 2001, or
(c) a period equal to the lesser of (1) the maturity date of the borrower's qualified refinancing less 60 days, or (2) five years from June 30, 2000, the date of the loan. In February 2001, the Company provided another mezzanine loan totaling $2,186 to Noble to develop a Hilton Garden Inn in Tampa, FL (the "Tampa Hotel"). The Company receives monthly interest at annual rates based on 30-day LIBOR plus 8.44% until the earlier of (a) prepayment of the loan, (b) the initial maturity date of January 1, 2004, or (c) a period equal to the lesser of
(1) the maturity date of the borrower's qualified refinancing less 60 days, or
(2) five years from February 2, 2001, the date of the loan. Both loans are subject to prepayment penalties during the first three years. Once each hotel opens, the Company also earns interest equal to 2% of gross revenues, 25% of which is paid and the remainder is accrued ("Accrued Interest"). On the earlier of prepayment or the maturity date of each loan, the Company also shall receive the greater of the Accrued Interest or, with respect to the Sugarloaf Hotel, 15% of the appreciation in value, and with respect to the Tampa Hotel, 20% of the appreciation in value. In addition to earning interest income, the Company also provides development and purchasing services to Noble during the hotels' construction stage for additional fee income. The Company is co-developing the Sugarloaf Hotel and developing the Tampa Hotel. During 2000, these fees totaled $137, all related to services provided for the Sugarloaf Hotel. Both the Sugarloaf Hotel and the Tampa Hotel are owned 100% by unaffiliated single purpose entities (the "Borrowers"). The Company holds collateral equal to 100% of the ownership interest in the Borrowers. The Borrowers are required to make initial equity investments equal to 20% of the total cost of the respective hotel, and there are certain default provisions under which the Company can step in and take control of the Borrowers.

         During 2000, the Company spent $7,373 or 5.5% of the lessees' room revenue, in connection with the renovation of its Current Hotels. Per the Percentage Leases, the Company is required to spend 5% of room revenues for its hotels (7% of room revenues and food and beverage revenues for one of its full service hotels) for periodic capital improvements and the refurbishment and replacement of furniture, fixtures and equipment at its Current Hotels. These capital expenditures are funded from operating cash flow, and possibly from borrowings under the Company's $140,000 line of credit (the "Line"), sources which are expected to be adequate to fund such capital requirements. These capital expenditures are in addition to amounts spent on normal repairs and maintenance which have approximated 5.1% and 5.5% of room revenues in 2000 and 1999, respectively, and are paid by the lessees.

         During 1999, the Company entered into a joint venture agreement with Regent Partners, Inc. (the "Regent Joint Venture") to jointly develop and own upscale hotel properties. The Regent Joint Venture consists of two separate joint ventures, each of which owns one hotel. The first hotel developed under the Regent Joint Venture was a full service 158-room Hilton Garden Inn in Windsor, CT, and was opened in September 2000. The second hotel, currently under development, is a 177-room Hilton Garden Inn in Evanston, IL, and is scheduled to open in July 2001. The Company has the right to acquire Regent's interests in each project subject to the provisions of the Regent Joint Venture. The Company owns a 49% ownership interest in the Regent Joint Venture. Additionally, in April 2000, the Company entered into a joint venture agreement with Marsh Landing Investment, LLC to jointly develop an $8.5 million, 118-room Hampton Inn in Ponte Vedra, FL. This hotel was opened in December 2000. The Company owns 49% of the joint venture, and Marsh Landing Investment, LLC, a company owned by Charles M. Winston and James H. Winston, owns the remaining 51%. Both Charles M. Winston and James H. Winston serve on the Company's Board of Directors. The Company has the right to acquire Marsh Landing Investment, LLC's interest subject to the provisions of the joint venture agreement.

         During 2000, the Company invested $6,999 in cash in the three joint ventures. Under the terms of the joint ventures, the Company has provided, and will continue to provide property development, purchasing and, upon opening of the hotel, on-going asset management services for additional fee income. 51% of such fee income is recognized as revenue, and 49% as a reduction of investment in the joint ventures. Such income earned during 2000 totaled $308. Under the terms of the operating agreement for each joint venture, the Company must approve all major decisions, including refinancing or selling the respective hotels, making loans, changes in partners' interests, entering into contracts of $25,000 or more, and purchasing or acquiring assets.

         The Company sold its Comfort Suites hotel in London, KY and its Hampton Inn hotel in Duncanville, TX during 2000. The total proceeds were $5,461. The Company also is considering the sale of certain other non-core hotels that lie outside the Company's upscale segment focus and plans to use the proceeds to reduce debt, invest in hotel properties, or provide mezzanine loans.

         The Company's net cash used in financing activities during the year ended December 31, 2000 totaled $29,219. This net use of cash was primarily due to the payment of distributions to shareholders of $25,839 and the payment of distributions to the Partnership's minority interest of $1,454. This amount also includes principal payments totaling $1,103 related to the Company's $71,000 fixed rate note, and a net decrease in amounts outstanding under the $140,000 line of credit (the "Line") of $700. The Line is collateralized with 28 of the Current Hotels. As of December 31, 2000, total outstanding debt on the Line was $103,800. In accordance with the provisions of the Line, the Company's availability under the Line totaled approximately $27,000. The Line requires the Company to maintain certain financial ratios including maximum leverage, minimum interest coverage and minimum fixed charge coverage, as well as certain levels of unsecured and secured debt and tangible net worth, all of which the Company was in compliance with as of December 31, 2000.

         In August 2000, the Company announced that its Board of Directors authorized the Company to purchase up to 1,000,000 shares of its Common Stock. In making the determination of whether or not to buy shares of Common Stock, management thoroughly analyzes the yield on such a buyback versus the yield from alternative uses of capital. Management also considers that when borrowing under the Line to purchase Common Stock, the Company's availability under the Line is permanently impaired. To date, the Company has determined that a Common Stock buyback is not in the best interest of its shareholders.

         On December 18, 2000, the Company completed an interest rate swap on $50,000 of its outstanding variable rate debt under the Line. This transaction effectively replaced the Company's variable interest rate based on 30-day LIBOR on $50,000 of outstanding debt under the Line with a fixed interest rate of 5.915% until December 18, 2002. The Line's interest rate spread is currently 1.45%, equaling a fixed rate of 7.365% on $50,000 until December 18, 2002.

         The Company had $68,872 in debt at December 31, 2000 that was subject to a fixed interest rate and fixed monthly payments with GE Capital Corporation. This debt, a ten-year loan with a 25-year amortization period carries an interest rate of 7.375% for the first 10 years. All unpaid principal and interest are due on December 1, 2008. The GE Capital loan is collateralized with 14 of the Company's Current Hotels.

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

RECENTLY ISSUED ACCOUNTING STANDARD

         In June 1998, Financial Accounting Standard Board issued SFAS No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities," as amended, which is required to be adopted in years beginning after June 15, 2000. The Company adopted SFAS 133 effective January 1, 2001. SFAS 133 requires the Company to recognize all derivatives on the balance sheet at fair value. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged asset, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. Any ineffective portion of a derivative's change in fair value will be immediately recognized in earnings and any derivatives that are not hedges must be adjusted to fair value through earnings. Based on the Company's derivative positions at December 31, 2000, it will report a liability of $245 for the fair value of its interest rate swap and a corresponding offset in other comprehensive income upon its adoption of SFAS 133 effective January 1, 2001. The Company will also, upon adoption, report a reduction in an asset of $23 for the fair value of its interest rate cap and a corresponding offset in the Consolidated Statement of Income.

SEASONALITY

         The Company's operations historically have been seasonal in nature, reflecting higher REVPAR during the second and third quarters. This seasonality and the structure of the Percentage Leases, which provide for a higher percentage of room revenues above the minimum equal quarterly levels to be paid as Percentage Rent, can be expected to cause fluctuations in the Company's receipt of quarterly lease revenue under the Percentage Leases. SAB 101, which requires that a lessor not recognize contingent rental income until annual specified hurdles have been achieved by the lessee, effectively defers recognition by the Company of a significant portion of percentage lease revenue from the first and second quarters, to the third and fourth quarters of the calendar year. SAB 101 has no impact on the Company's FFO, or its interim or annual cash flow from its third party lessees, and therefore, on its ability to pay dividends (see Note 2 to the Company's consolidated financial statements).

FORWARD LOOKING STATEMENTS

         This report contains certain "forward looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. You can identify these statements by use of words like "may," "will," "expect," "anticipate," "estimate," or "continue" or similar expressions. These statements represent the Company's judgment and are subject to risks and uncertainties that could cause actual operating results to differ materially from those expressed or implied in the forward looking statements, including but not limited to the following risks: properties held for sale will not sell, financing risks, development risks including the risks of construction delays and cost overruns, lower than expected occupancy and average daily rates, non-issuance or delay of issuance of governmental permits, zoning restrictions, the increase of development costs in connection with projects that are not pursued to completion, non-payment of mezzanine loans, and other risk factors described in Exhibit 99.1 attached to this report.

ITEM 7A.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         As of December 31, 2000, the Company's exposure to market risk for a change in interest rates related solely to debt outstanding under its $140,000 line of credit (the "Line"). Debt outstanding under the Line totaled $103,800 at December 31, 2000. The Line, which expires in February 2002, bears interest generally at rates from 30-day LIBOR plus 1.45% to 30-day LIBOR plus 1.70%, based, in part, on the Company's level of total indebtedness. The Company's current interest rate is 30-day LIBOR plus 1.45%. During 1999, the Company entered into an interest rate cap agreement to eliminate the exposure to increases in 30-day LIBOR over 7.50%, and therefore from its exposure to interest rate increases over 8.95% under the Line on a principal balance of $25,000 for the period of March 23, 1999 through March 25, 2002. In addition, on December 18, 2000, the Company completed an interest rate swap on $50,000 of its outstanding variable rate debt under the Line. The agreement is a contract to exchange floating rate interest payments for fixed interest payments periodically over the life of the agreement without the exchange of the underlying notional amounts. This transaction effectively replaces the Company's variable interest rate based on 30-day LIBOR on $50,000 of the Line with a fixed interest rate of 5.915% until December 18, 2002. The Line's interest rate spread is currently 1.45%, equating to an effective fixed rate of 7.365% on $50,000 until December 18, 2002. The differential paid or received on interest rate agreements is recognized as an adjustment to interest expense over the life of the swap. The weighted average interest rate on the Line for 2000 was 7.76%. (See Note 5 to the consolidated financial statements.) At December 31, 2000, the Company had $53,800 of variable rate debt outstanding under the Line that was exposed to fluctuations in the market rate of interest.

         The definitive extent of the Company's interest rate risk under the Line is not quantifiable or predictable because of the variability of future interest rates and business financing requirements. If interest rates increased by 100 basis points, the Company's annual interest expense would have increased by approximately $538, based on the amount of variable rate debt outstanding and exposed to fluctuations in the market rate of interest at December 31, 2000. The Company does not enter into derivative or interest rate transactions for speculative purposes.

         The following table presents the aggregate maturities and historical cost amounts of the Company's GE Capital Corporation fixed rate debt principal and interest rates by maturity dates at December 31, 2000:

              MATURITY DATE                       FIXED RATE DEBT            INTEREST RATE
              -------------                       ---------------            -------------
                  2001                              $    1,187                   7.375%
                  2002                                   1,278                   7.375%
                  2003                                   1,376                   7.375%
                  2004                                   1,480                   7.375%
                  2005                                   1,594                   7.375%
                     Thereafter                         61,957                   7.375%
                                                    ----------                  ------
                                                    $   68,872                   7.375%
                                                    ==========                  ======

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

PART III

ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information on the Company's directors is incorporated by reference from pages 5 and 6, "Proposal 1 - Election of Directors", in the Company's Proxy Statement to be filed with respect to the Annual Meeting of Shareholders to be held May 8, 2001. Information on the Company's executive officers is included under the caption "Executive Officers of the Registrant" on page 8 of this report on Form 10-K.

ITEM 11.          EXECUTIVE COMPENSATION

         This information is incorporated by reference from pages 8 through 11, "Executive Compensation", in the Company's Proxy Statement to be filed with respect to the Annual Meeting of Shareholders to be held May 8, 2001.

ITEM 12.          SHARE OWNERSHIP OF MANAGEMENT AND CERTAIN BENEFICIAL OWNERS

         This information is incorporated by reference from pages 2 through 4, "Share Ownership of Management and Certain Beneficial Owners", in the Company's Proxy Statement to be filed with respect to the Annual Meeting of Shareholders to be held May 8, 2001.

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         This information is incorporated by reference from page 14, "Certain Relationships and Related Transactions", in the Company's Proxy Statement to be filed with respect to the Annual Meeting of Shareholders to be held May 8, 2001.

PART IV

ITEM 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
                  8-K

(a) FINANCIAL STATEMENTS AND SCHEDULES. The financial statements and schedules listed below are included in this report.

Financial Statements and Schedules                                                                          Form 10-K Page
----------------------------------                                                                          --------------

WINSTON HOTELS, INC.:

Report of Independent Accountants                                                                                 28
Consolidated Balance Sheets as of December 31, 2000 and 1999                                                      29
Consolidated Statements of Income for the years ended December 31, 2000, 1999 and 1998                            30
Consolidated Statements of Shareholders' Equity for the years ended December 31, 2000, 1999 and 1998              31
Consolidated Statements of Cash Flows for the years ended December 31, 2000, 1999 and 1998                        32
Notes to Consolidated Financial Statements                                                                        33
Schedule III - Real Estate and Accumulated Depreciation as of December 31, 2000                                   41
Notes to Schedule III                                                                                             43

CAPSTAR WINSTON COMPANY, L.L.C.:

Independent Auditors' Report                                                                                      44
Balance Sheets as of December 31, 2000 and 1999                                                                   45
Statements of Operations for the years ended December 31, 2000, 1999 and 1998                                     46
Statements of Members' Capital for the years ended December 31, 2000, 1999 and 1998                               47
Statements of Cash Flows for the years ended December 31, 2000, 1999 and 1998                                     48
Notes to Financial Statements                                                                                     49

(B) REPORTS ON FORM 8-K. No reports on Form 8-K were filed during the fourth quarter of 2000.

(c) EXHIBITS. The exhibits required by Item 601 of Regulation S-K are listed below. Management contracts or compensatory plans are filed as Exhibits 10.9, 10.12, 10.13 and 10.16.

         Exhibit           Description
         -------           -----------

         3.1(10)           Restated Articles of Incorporation

         3.2               Amended and Restated Bylaws

         4.1(1)            Specimen certificate for Common Stock, $0.01 par value per share

         4.2(4)            Specimen certificate for 9.25% Series A Cumulative Preferred
                           Stock

         4.3(10)           Restated Articles of Incorporation

         4.4               Amended and Restated Bylaws (see Exhibit 3.2)

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

(12) Exhibit to the Company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 17, 2000 and incorporated herein by reference.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            WINSTON HOTELS, INC.

                                            By: /s/ Robert W. Winston, III
                                               ---------------------------------
                                               Robert W. Winston, III
                                               Chief Executive Officer

                                            Date:  March 19, 2001

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                                            Title                                         Date
---------                                            -----                                         ----
*                                                    Chairman of the Board of Directors            March 19, 2001
--------------------------
Charles M. Winston

/s/ Robert W. Winston, III                           Chief Executive Officer and Director          March 19, 2001
--------------------------                           (Principal Executive Officer)
Robert W. Winston, III

/s/ James D. Rosenberg                               President, Chief Operating Officer and        March 19, 2001
--------------------------                           Secretary
James D. Rosenberg

/s/ Joseph V. Green                                  Executive Vice President and Chief            March 19, 2001
--------------------------                           Financial Officer
Joseph V. Green

/s/ Brent V. West                                    Vice President of Finance and Controller      March 19, 2001
--------------------------
Brent V. West

*                                                    Director                                      March 19, 2001
--------------------------
Edwin B. Borden
*                                                    Director                                      March 19, 2001
--------------------------
Thomas F. Darden, II
*                                                    Director                                      March 19, 2001
--------------------------
Richard L. Daugherty
*                                                    Director                                      March 19, 2001
--------------------------
James H. Winston
*                                                    Director                                      March 19, 2001
--------------------------
David C. Sullivan

*By /s/ Robert W. Winston, III
    ----------------------------------------
    Robert W. Winston, III, Attorney-in-Fact

*By /s/ James D. Rosenberg
    ----------------------------------------
    James D. Rosenberg, Attorney-in-Fact

                        REPORT OF INDEPENDENT ACCOUNTANTS




The Board of Directors and Shareholders
Winston Hotels, Inc.


In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of shareholders' equity and of cash flows present fairly, in all material respects, the consolidated financial position of Winston Hotels, Inc. at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule of Winston Hotels, Inc. as listed on the index and included in this Form 10-K, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 2 to the consolidated financial statements, in 2000 the Company changed its method of accounting for recognizing contingent rental income.



/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Raleigh, North Carolina

January 19, 2001

                              WINSTON HOTELS, INC.
                           CONSOLIDATED BALANCE SHEETS
                        AS OF DECEMBER 31, 2000 AND 1999
                   ($ IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                            ASSETS
                                                                                          2000            1999
                                                                                       ---------       ---------
Investment in hotel properties:
     Land                                                                              $  41,948       $  42,704
     Buildings and improvements                                                          361,768         364,481
     Furniture and equipment                                                              38,348          40,539
                                                                                       ---------       ---------
          Operating properties                                                           444,255         445,533
     Less accumulated depreciation                                                        77,609          58,366
                                                                                       ---------       ---------
                                                                                         366,646         387,167
     Properties under development                                                            236           1,703
                                                                                       ---------       ---------
          Net investment in hotel properties                                             366,882         388,870

Corporate FF&E, net                                                                        1,285             871
Cash                                                                                         167              28
Lease revenue receivable                                                                   7,127           7,611
Note receivable                                                                            1,080              --
Investment in joint ventures                                                               8,700             183
Deferred expenses, net                                                                     3,375           4,072
Prepaid expenses and other assets                                                          5,694           4,436
                                                                                       ---------       ---------

                     Total assets                                                      $ 394,310       $ 406,071
                                                                                       =========       =========

                                             LIABILITIES AND SHAREHOLDERS' EQUITY

Long-term debt                                                                         $  68,872       $  69,975
Due to banks                                                                             103,800         104,500
Deferred percentage lease revenue                                                            499              --
Accounts payable and accrued expenses                                                      6,220           5,490
Distributions payable                                                                      6,829           6,806
Minority interest in Partnership                                                           9,374          10,222
                                                                                       ---------       ---------
                     Total liabilities                                                   195,594         196,993
                                                                                       ---------       ---------

Commitments and contingencies

Shareholders' equity:
     Preferred stock, $.01 par value, 10,000,000 shares authorized, 3,000,000
       shares issued and outstanding (liquidation preference of $76,734)                      30              30
     Common stock, $.01 par value, 50,000,000 shares authorized, 16,897,028
       and 16,813,823 shares issued and outstanding                                          169             168
     Additional paid-in capital                                                          229,796         229,106
     Unearned compensation                                                                  (771)           (524)
     Distributions in excess of earnings                                                 (30,508)        (19,702)
                                                                                       ---------       ---------
                     Total shareholders' equity                                          198,716         209,078
                                                                                       ---------       ---------

                     Total liabilities and shareholders' equity                        $ 394,310       $ 406,071
                                                                                       =========       =========

    The accompanying notes are an integral part of the financial statements.

                              WINSTON HOTELS, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                  2000           1999           1998
                                                                --------       --------       --------
Revenue:
     Percentage lease revenue                                   $ 62,430       $ 62,237       $ 54,945
                                                                   1,289            433            249
                                                                --------       --------       --------
     Interest, joint venture and other income
         Total revenue                                            63,719         62,670         55,194
                                                                --------       --------       --------
Expenses:
     Real estate taxes and property and casualty insurance         6,630          6,356          5,262
     General and administrative                                    4,323          4,236          3,889
     Interest                                                     13,491         12,513          8,314
     Depreciation                                                 21,092         20,565         16,389
     Amortization                                                    933            834            465
                                                                --------       --------       --------
         Total expenses                                           46,469         44,504         34,319
                                                                --------       --------       --------
Income before loss on sale of properties, allocation to
    minority interest and cumulative effect of change in
    accounting principle                                          17,250         18,166         20,875
Loss on sale of properties                                           850            239             --
                                                                --------       --------       --------
     Income before allocation to minority interest and
       cumulative effect of change in accounting principle        16,400         17,927         20,875
Income allocation to minority interest                               677          1,026          1,349
                                                                --------       --------       --------
Income before cumulative effect of change in
       accounting principle                                       15,723         16,901         19,526
                                                                --------       --------       --------
Cumulative effect of change in accounting principle -
       gross                                                        (720)            --             --
Cumulative effect of change in accounting principle -
       allocation to minority interest                                52             --             --
                                                                --------       --------       --------
Cumulative effect of change in accounting principle - net           (668)            --             --
                                                                --------       --------       --------
         Net income                                               15,055         16,901         19,526
Preferred stock distribution                                      (6,938)        (6,938)        (6,938)
                                                                --------       --------       --------
         Net income applicable to common shareholders           $  8,117       $  9,963       $ 12,588
                                                                ========       ========       ========

Earnings per share:
     Income before cumulative effect of change in
       accounting principle per common share                    $   0.52       $   0.61       $   0.77
                                                                ========       ========       ========
     Income before cumulative effect of change in
       accounting principle per common share assuming
       dilution                                                 $   0.52       $   0.61       $   0.77
                                                                ========       ========       ========
     Net income per common share                                $   0.48       $   0.61       $   0.77
                                                                ========       ========       ========
     Net income per common share assuming dilution              $   0.48       $   0.61       $   0.77
                                                                ========       ========       ========
     Weighted average number of common shares                     16,890         16,467         16,286
                                                                ========       ========       ========
     Weighted average number of common shares assuming
       dilution                                                   18,188         18,108         18,040
                                                                ========       ========       ========


    The accompanying notes are an integral part of the financial statements.

                              WINSTON HOTELS, INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                           PREFERRED STOCK    COMMON STOCK    ADDITIONAL                DISTRIBUTIONS     TOTAL
                                           ---------------  ----------------   PAID-IN      UNEARNED     IN EXCESS OF  SHAREHOLDERS'
                                           SHARES  DOLLARS  SHARES   DOLLARS   CAPITAL    COMPENSATION    EARNINGS       EQUITY
                                           ------  -------  ------   ------- -----------  ------------  -------------  -----------
Balances at December 31, 1997              3,000    $30     16,194    $162    $ 223,427      $ (106        $(6,023)      $ 217,490

Issuance of shares                            --     --        120       1        1,330        (401)            --             930
Distributions ($1.09 per common share)        --     --         --      --           --          --        (17,780)        (17,780)
Distributions ($2.31 per preferred share)     --     --         --      --           --          --         (6,938)         (6,938)
Unearned compensation amortization            --     --         --      --           --         197             --             197
Net income                                    --     --         --      --           --          --         19,526          19,526
                                           -----    ---     ------    ----    ---------       -----       --------       ---------
Balances at December 31, 1998              3,000     30     16,314     163      224,757        (310)       (11,215)        213,425

Issuance of shares primarily for
     redemption of partnership units          --     --        500       5        4,398        (535)            --           3,868
Stock registration fees                       --     --         --      --          (49)         --             --             (49)
Distributions ($1.12 per common share)        --     --         --      --           --          --        (18,450)        (18,450)
Distributions ($2.31 per preferred share)     --     --         --      --           --          --         (6,938)         (6,938)
Unearned compensation amortization            --     --         --      --           --         321             --             321
Net income                                    --     --         --      --           --          --         16,901          16,901
                                           -----    ---     ------    ----    ---------       -----       --------       ---------
Balances at December 31, 1999              3,000     30     16,814     168      229,106        (524)       (19,702)        209,078

Issuance of shares                            --     --         83       1          722        (705)            --              18
Stock registration fees                       --     --         --      --          (32)         --             --             (32)
Distributions ($1.12 per common share)        --     --         --      --           --          --        (18,923)        (18,923)
Distributions ($2.31 per preferred share)     --     --         --      --           --          --         (6,938)         (6,938)
Unearned compensation amortization            --     --         --      --           --         458             --             458
Net income                                    --     --         --      --           --          --         15,055          15,055
                                           -----    ---     ------    ----    ---------       -----       --------       ---------
Balances at December 31, 2000              3,000    $30     16,897    $169    $ 229,796       $(771)      $(30,508)      $ 198,716
                                           =====    ===     ======    ====    =========       =====       ========       =========

    The accompanying notes are an integral part of the financial statements.

                              WINSTON HOTELS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                                ($ IN THOUSANDS)

                                                                                 2000         1999          1998
                                                                               --------     --------     ---------
Cash flows from operating activities:
   Net income                                                                  $ 15,055     $ 16,901     $  19,526
      Adjustments to reconcile net income to net cash provided by operating activities:
         Minority interest                                                          625        1,026         1,349
         Depreciation                                                            21,092       20,565        16,389
         Amortization                                                               933          834           465
         Unearned compensation amortization                                         458          321           197
         Loss of sale on properties                                                 850          239            --
      Changes in assets and liabilities:
         Lease revenue receivable                                                   484           42        (1,971)
         Prepaid expenses and other assets                                       (1,137)      (1,497)       (1,792)
         Deferred lease revenue                                                     499           --            --
         Accounts payable and accrued expenses                                      730        1,521           442
                                                                               --------     --------     ---------
                  Net cash provided by operating activities                      39,589       39,952        34,605
                                                                               --------     --------     ---------

Cash flows from investing activities:
   Note receivable                                                               (1,080)          --            --
   Investment in joint ventures                                                  (6,999)        (183)           --
   Deferred acquisition costs                                                      (240)         (85)         (448)
   Sale of hotel properties and land parcel                                       5,461        3,789           445
   Investment in hotel properties                                                (7,373)     (16,179)     (135,395)
                                                                               --------     --------     ---------
                  Net cash used in investing activities                         (10,231)     (12,658)     (135,398)
                                                                               --------     --------     ---------

Cash flows from financing activities:
   Purchase of interest rate cap agreement                                           --          (57)           --
   Fees paid to register additional common shares                                   (32)         (49)          (45)
   Fees paid in connection with new financing facilities                            (91)      (1,388)       (2,125)
   Proceeds from GE Capital Corporation loan                                         --           --        71,000
   Proceeds from various demand notes                                                --           --        34,385
   Net proceeds from issuance of common stock                                        --           --           600
   Payment of distributions to shareholders                                     (25,839)     (25,248)      (24,886)
   Payment of distributions to minority interest                                 (1,454)      (1,947)       (1,886)
   Long term debt payments                                                       (1,103)      (1,025)           --
   Net increase (decrease) in line of credit borrowing                             (700)       2,415        23,619
                                                                               --------     --------     ---------
                  Net cash provided by (used in) financing activities           (29,219)     (27,299)      100,662
                                                                               --------     --------     ---------

Net increase (decrease) in cash                                                     139           (5)         (131)

Cash at beginning of period                                                          28           33           164
                                                                               --------     --------     ---------
Cash at end of period                                                          $    167     $     28     $      33
                                                                               ========     ========     =========

Supplemental disclosure:
         Cash paid for interest                                                $ 12,896     $ 12,339     $   9,575
                                                                               ========     ========     =========

Summary of non-cash investing and financing activities:
   Contribution of land parcel to joint  venture                               $  1,518     $     --     $      --
   Distributions declared but not paid                                            6,828        6,806         6,789
   Issuance of shares in exchange for partnership units                              --        3,868           151

   Adjustment to minority interest due to issuance of common stock and
         conversion of minority interest units to common stock                      (19)       1,426           193
    Deferred equity compensation                                                    705          535           401


    The accompanying notes are an integral part of the financial statements.

                              WINSTON HOTELS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ($ IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

1.   ORGANIZATION:

         Winston Hotels, Inc. ("WHI") operates so as to qualify as a real estate investment trust ("REIT") for federal income tax purposes. During 1994, WHI completed an initial public offering of $0.01 par value common stock ("Common Stock"), utilizing the majority of the proceeds to acquire one hotel and a general partnership interest (as the sole general partner) in WINN Limited Partnership (the "Partnership"). The Partnership used a substantial portion of the proceeds to acquire an additional nine hotel properties. These 10 hotels were acquired from affiliates of WHI. WHI and the Partnership (collectively the "Company") began operations as a REIT on June 2, 1994. As of December 31, 2000, WHI's ownership in the Partnership was 92.86% (see Note 6).

         During 1995 and 1996, WHI completed follow-on Common Stock offerings, as well as a Preferred Stock offering in September 1997, and invested the net proceeds from these offerings in the Partnership. The Partnership utilized the proceeds to acquire 28 additional hotel properties. During 1998, the Company added 13 additional hotels to its portfolio, five of which were internally developed. During 2000, the Company sold two hotels. As of December 31, 2000, the Company owned 49 hotel properties (the "Current Hotels"), in 12 states, having an aggregate of 6,723 rooms.

         The Company also owns a 49% ownership interest in three joint ventures, two of which each own an operating hotel and a third which owns a hotel under development and expected to open in July 2001, collectively (the "Joint Venture Hotels"). The Joint Venture Hotels consist of a Hilton Garden Inn located in Windsor, CT, a Hampton Inn located in Ponte Vedra, FL and a Hilton Garden Inn, currently under construction, located in Evanston, IL. Additionally, the Company has provided mezzanine financing to two unrelated parties for two other hotels in which the Company will have no ownership interest.

         As of December 31, 2000, the Company leased 47 of the 49 Current Hotels to CapStar Winston Company, L.L.C. ("CapStar Winston"), a wholly owned subsidiary of MeriStar Hotels and Resorts, Inc. ("MeriStar"), one of the Current Hotels to Bristol Hotel Tenant Company, a wholly owned subsidiary of Bass PLC of London ("Bass") and one of the Current Hotels to Secaucus Holding Corporation, a wholly owned subsidiary of Prime Hospitality Corp. ("Prime"). CapStar Winston also currently leases one Joint Venture Hotel located in Ponte Vedra, FL and has signed a lease agreement to lease the Joint Venture Hotel located in Evanston, IL, to be opened in July 2001. Bass also currently leases the Joint Venture Hotel located in Windsor, CT. All 49 of the Current Hotels were leased pursuant to separate percentage operating lease agreements that provide for rent payments based, in part, on revenues from the Current Hotels (the "Percentage Leases").

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

         Principles of Consolidation. The consolidated financial statements include the accounts of WHI and the Partnership. All significant inter-company balances and transactions have been eliminated.

         Investment in Hotel Properties. Hotel properties are recorded at cost and are depreciated using the straight-line method over estimated useful lives of the assets of 5 and 30 years for furniture, fixtures and equipment, and buildings and improvements, respectively. Upon disposition, both the assets and accumulated depreciation accounts are relieved and the related gain or loss is credited or charged to the income statement. Repairs and maintenance costs of hotel properties are paid by the lessees.

         The Company evaluates long-lived assets for potential impairment by analyzing the operating results, trends and prospects for the Company and considering any other events and circumstances that might indicate potential impairment.

         Investment in Joint Venture Properties. Investment in joint venture properties consists of the Company's direct cash or land contributions to the joint ventures as well as capitalized internal costs of services provided by the Company during the development stage. These internal costs are capitalized at 49%, which represents the Company's ownership interest in each joint venture, with the remaining 51% expensed. The Company provides development, purchasing and, upon opening of the hotel, on-going asset management services to the joint ventures. The Company receives fees for these services, 49% of which are recognized as a reduction in the investment in joint venture properties, and 51% of which are recognized as revenue.

         Revenue Recognition and Impact of SAB 101. Staff Accounting Bulletin No. 101 ("SAB 101") was issued by the Securities and Exchange Commission in December 1999 and adopted by the Company effective January 1, 2000. SAB 101 requires that a lessor not recognize contingent rental income until annual specified hurdles have been achieved by the lessee. During 1999 and prior years, consistent with industry practice, the Company recognized contingent rentals throughout the year since it was considered probable that the lessee would exceed the annual specified hurdles. SAB 101 materially impacts the Company's revenue recognition on an interim basis, effectively deferring the recognition of revenues from its leases from the first and second quarters of the calendar year to the third and fourth quarters. SAB 101 also impacts the Company's revenue recognition on an annual basis, but to a much less degree as seven of the leases of the Company's current 49 hotels have fiscal year ends which differ from the Company's fiscal year end of December 31. The Company accounted for SAB 101 as a change in accounting principle effective January 1, 2000, and recognized the related deferred revenue during 2000. SAB 101 has no impact on the Company's interim or annual cash flow from its third party lessees, and therefore, on its ability to pay dividends. In accordance with the provisions of SAB 101, the Company has not restated the 1999 or prior years' financial statements.

         Recently Issued Accounting Standards. In June 1998, Financial Accounting Standard Board issued SFAS No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities," as amended, which is required to be adopted in years beginning after June 15, 2000. The Company adopted SFAS 133 effective January 1, 2001. SFAS 133 requires the Company to recognize all derivatives on the balance sheet at fair value. If the derivative is a hedge, depending on the nature of the hedge, changes in the fair value of the derivative will either be offset against the change in fair value of the hedged asset, liabilities, or firm commitments through earnings or recognized in other comprehensive income until the hedged item is recognized in earnings. Any ineffective portion of a derivative's change in fair value will be immediately recognized in earnings and any derivatives that are not hedges must be adjusted to fair value through earnings. Based on the Company's derivative positions at December 31, 2000, it will report a liability of $245 for the fair value of its interest rate swap and a corresponding offset in other comprehensive income upon its adoption of SFAS 133 effective January 1, 2001. The Company will also, upon adoption, report a reduction in an asset of $23 for the fair value of its interest rate cap and a corresponding offset in the Consolidated Statements of Income.

         Earnings from Joint Ventures. The Company uses the equity method to recognize its share of net income or loss of the joint ventures it has invested in.

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

         Earnings Per Share. Net income per common share is computed by dividing net income applicable to common shareholders by the weighted-average number of common shares outstanding during the period. Net income per common share assuming dilution is computed by dividing net income applicable to common shareholders plus income allocated to minority interest by the weighted-average number of common shares assuming dilution during the period. Weighted average number of common shares assuming dilution includes common shares and dilutive common share equivalents, primarily redeemable limited partnership units and stock options (see Notes 6 and 8).

         Distributions. WHI's ability to pay regular quarterly distributions is dependent upon receipt of distributions from the Partnership, which in turn is dependent upon the results of operations of the Company's properties. Distributions declared on WHI's Common Stock in 2000, 1999, and 1998 are considered to be approximately 20%, 10%, and 2% return of capital, respectively, for federal income tax purposes.

         Income Taxes. The Company qualifies as a REIT under Sections 856 to 860 of the Internal Revenue Code and therefore no provision for federal income taxes has been reflected in the financial statements.

         Earnings and profits, which determine the taxability of distributions to shareholders, differ from net income reported for financial reporting purposes due to the differences for federal tax purposes in the estimated useful lives used to compute depreciation and the carrying value (basis) of the investment in hotel properties. Additionally, certain costs associated with the Company's equity offerings are treated differently for federal tax purposes than for financial reporting purposes. At December 31, 2000, the net tax basis of the Company's assets and liabilities was approximately $7,338 less than the amounts reported in the accompanying consolidated financial statements.

         For federal income tax purposes, 2000 distributions amounted to $1.12 per common share, 20% of which is considered a return of capital.

         Note Receivable. Druing 2000, the Company provided $1,080 in mezzanine financing to Noble Investment Group, Ltd. ("Noble") to develop a Hilton Garden Inn in Atlanta (Sugarloaf), GA. The Company receives monthly interest income at annual rates based on 30-day LIBOR plus 7.36% until the earlier of (a) prepayment of the loan, (b) the initial maturity date of December 5, 2001, or
(c) a period equal to the lesser of (1) the maturity date of the borrower's qualified refinancing less 60 days, or (2) five years from June 30, 2000, the date of the loan.

         Concentration of Credit Risk. Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash, lease revenue receivable and note receivable. The Company places cash deposits at federally insured depository institutions. At December 31, 2000, bank account balances exceeded federal depository insurance limits by approximately $2,209.

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

         Reclassifications. Certain reclassifications have been made to the 1999 and 1998 financial statements to conform with the 2000 presentation. These reclassifications have no effect on net income or shareholders' equity previously reported.

3.       DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS:

         The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

   Cash:                             the carrying amount equals fair value.
   Interest rate swap agreement:     the fair value is estimated by obtaining quotes from brokers.
   Interest rate cap agreement:      the fair value is estimated by obtaining quotes from brokers.
   Long-term debt:                   the fair value is estimated based on current rates offered to the Company for debt of the same remaining maturities.

The estimated fair values of the Company's financial instruments are as follows:

                                                                  2000                                  1999
                                                    ---------------------------------    ---------------------------------
                                                       CARRYING              FAIR           CARRYING             FAIR
                                                        AMOUNT               VALUE            AMOUNT             VALUE
                                                    -------------         -----------    -------------        ------------
         Assets:
            Cash                                       $    167           $    167          $     28           $     28
            Interest rate cap
                in a net asset position                      24                  1                43                112
         Liabilities:
            Long-term debt                               68,872             65,601            69,975             64,433
            Due to banks                                103,800            103,800           104,500            104,500
             Interest rate swap
                in a net liability position                  --                245                --                 --

4.   DEFERRED EXPENSES:

    At December 31, 2000 and 1999 deferred expenses consisted of:

                                                               2000        1999
                                                              ------      ------
                           Franchise fees                     $1,824      $1,679
                           Debt facility fees                  3,604       3,513
                           Interest rate caps                     58          58
                           Acquisition costs                      16          27
                           Disposition costs                      --          25
                                                              ------      ------
                                                               5,502       5,302
                           Less accumulated amortization       2,127       1,230
                                                              ------      ------
                           Deferred expenses, net             $3,375      $4,072
                                                              ======      ======

5.     DEBT:

         The Company's outstanding debt balance as of December 31, 2000 consisted of amounts due under two debt facilities.

         On February 1, 1999, the Company entered into a three-year $140,000 line of credit agreement (the "Line") with a group of banks led by Wachovia Bank, N.A. The Line replaced the Company's previous $125,000 line of credit (the "Previous Line"). The Line bears interest at rates from LIBOR plus 1.45% to 1.70%, based on the Company's level of total indebtedness. The Company's current rate is LIBOR plus 1.45%. A commitment fee of 0.05% is also payable quarterly on the unused portion of the Line. The Company used the proceeds from the Line primarily to pay off the outstanding balances under the Previous Line. The Company has collateralized the Line with 28 of its Current Hotels, with a carrying value of $ 210,694 as of December 31, 2000. The Line requires the Company to maintain certain financial ratios including maximum leverage, minimum interest coverage and minimum fixed charge coverage, as well as certain levels of unsecured and secured debt and tangible net worth, all of which the Company was in compliance with as of December 31, 2000.

         On December 18, 2000, the Company completed an interest rate swap on $50,000 of its outstanding variable rate debt under the Line. This transaction effectively replaces the Company's variable interest rate based on 30-day LIBOR on $50,000 of the Line with a fixed interest rate of 5.915% until December 18, 2002. The Line's interest rate spread is currently 1.45%, equating to an effective fixed rate of 7.365% on $50,000 until December 18, 2002.

         On November 3, 1998, the Company closed a $71,000 loan with GE Capital Corporation. The ten-year loan, with a 25-year amortization period, bears interest at a fixed rate of 7.375%. Fourteen of the Company's Current Hotels, with a carrying value of $120,201 as of December 31, 2000, serve as collateral for the loan. The Company used the net proceeds from the loan to pay down the then existing line of credit balance. As of December 31, 2000, $68,872 was outstanding. All unpaid principal and interest are due on December 1, 2008. The loan agreement with GE Capital Corporation requires monthly principle and interest payments of $519 and requires the Company to establish escrow reserves for the purposes of debt service, capital improvements and property taxes and insurance. These reserves, which are held by GE Capital Corporation, totaled $3,038 as of December 31, 2000 and are included in prepaid expenses and other assets on the accompanying Consolidated Balance Sheets.

         As of December 31, 2000 and 1999 the Company's outstanding debt balance under its Line totaled $103,800 and $104,500, respectively. From January 1, 1999 through December 18, 2000, interest rates on borrowings were LIBOR plus 1.45%. From December 18, 2000 through December 31, 2000, interest rates on $50,000 of outstanding debt under the Line were at 5.915% plus 1.45%, with the remainder at LIBOR plus 1.45%. Interest costs were payable monthly in arrears. As of December 31, 2000 and 1999 the weighted average interest rates on the outstanding balance under the Line were 7.76% and 6.84%, respectively. During the years ended December 31, 2000, 1999 and 1998, the Company capitalized interest of $26, $163 and $1,513 respectively, related to hotels under development or major renovation.

         During 1999, the Company entered into an interest rate cap agreement to eliminate the exposure to increases in 30-day LIBOR over 7.50%, and therefore from its exposure to interest rate increases over 8.95% under its $140,000 line of credit on a principal balance of $25,000 for the period of March 23, 1999 through March 25, 2002.

6.   CAPITAL STOCK:

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

         Pursuant to the Partnership Agreement of the Partnership, the holders of limited partnership units have certain redemption rights (the "Redemption Rights") which enable them to cause the Partnership to redeem their units in the Partnership in exchange for shares of Common Stock on a one-for-one basis or, at the option of the Company, for an equivalent amount of cash. The number of shares issuable upon exercise of the Redemption Rights will be adjusted upon the occurrence of stock splits, mergers, consolidations or similar pro-rata share transactions, which otherwise would have the effect of diluting the ownership interests of the limited partners or the shareholders of WHI.

7.   EARNINGS PER SHARE:

   The following is a reconciliation of the net income applicable to common shareholders used in the net income per common share calculation to the net income assuming dilution used in the net income per common share - assuming dilution calculation:

                                                        YEAR ENDED DECEMBER 31,
                                                  ---------------------------------
                                                    2000         1999        1998
                                                  -------      -------      -------
Net income                                        $15,055      $16,901      $19,526
Less: preferred shares distribution                 6,938        6,938        6,938
                                                  -------      -------      -------
Net income applicable to common shareholders        8,117        9,963       12,588
Plus: income allocation to minority interest          625        1,026        1,349
                                                  -------      -------      -------
Net income assuming dilution                      $ 8,742      $10,989      $13,937
                                                  =======      =======      =======

         The following is a reconciliation of the weighted average shares used in net income per common share to the weighted average shares used in net income per common share - assuming dilution:

                                                       YEAR ENDED DECEMBER 31,
                                                   ------------------------------
                                                    2000        1999        1998
                                                   ------      ------      ------
Weighted average number of common shares           16,890      16,467      16,286
Weighted average units with redemption rights       1,298       1,629       1,747
Stock options                                          --          12           7
                                                   ------      ------      ------
Weighted average number of common shares
     assuming dilution                             18,188      18,108      18,040
                                                   ======      ======      ======

8.    STOCK INCENTIVE PLAN:

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

         During 2000 and 1999, the Company granted awards of Common Stock to certain executive officers and Vice Presidents. The total numbers of shares granted were 81,000 and 20,000, respectively. These shares vest 20% immediately and 20% on the anniversary date over each of the next four years.

         On May 18, 1999, WHI issued 42,000 shares, 7,000 shares each, to six of its Directors. These shares vested 20% on both May 18, 1999 and 2000 and will vest 20% on the anniversary date over each of the next three years. Any unvested shares are subject to forfeiture if the director does not remain a director of WHI. Each director is entitled to vote and receive distributions paid on such shares prior to vesting. On May 18, 1999, WHI also issued options to purchase 2,000 shares of WHI Common Stock to six of its Directors. These options were 100% vested on May 18, 1999.

         On January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" ("SFAS 123"). As permitted by SFAS 123, no compensation cost has been recognized for options granted under the Plan. Had the fair value method been used to determine compensation cost, the impact on the Company's 2000, 1999 and 1998 net income would have been a decrease of $150, $181, and $171, and a corresponding decrease in net income per Common Share of $0.01, $0.01 and $0.01, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants in 2000, 1999 and 1998: dividend of $1.12, $1.12 and $1.09; expected volatility of 26.1%, 27.8% and 26.2%; risk-free interest rate of 5.5%, 6.5% and 5.5%, respectively, and an expected life of five years for all options. The estimated weighted average fair value per share of the options granted in 2000, 1999 and 1998 were $0.24, $0.31 and $1.21, respectively.

         A summary of the status of stock options granted under the Plan as of December 31, 2000, 1999 and 1998, and changes during the years ended on those dates, is presented below:

                                               2000                              1999                             1998
                                     ----------------------------   -------------------------------   ------------------------------
                                                      WEIGHTED                        WEIGHTED                         WEIGHTED
                                                      AVERAGE                          AVERAGE                          AVERAGE
                                       SHARES      EXERCISE PRICE     SHARES        EXERCISE PRICE      SHARES       EXERCISE PRICE
                                     ----------    --------------   ----------      ---------------   ----------    ----------------
Outstanding at beginning
      of year                         1,100,000        $11.25         798,000           $12.40          436,000          $11.34
Granted                                  25,000          8.50         402,000             8.77          450,000           13.10
Exercised                                    --            --              --               --          (58,000)          10.33
Forfeited                               (25,000)        13.88        (100,000)           10.50          (30,000)          11.38
                                     ----------        ------      ----------           ------         --------          ------
Outstanding at end of year            1,100,000        $11.13       1,100,000           $11.25          798,000          $12.40
                                     ==========        ======      ==========           ======         ========          ======

Options exercisable at year-end         638,500                       439,250                           309,250
                                     ==========                    ==========                          ========

   The following table summarizes information about the Plan at December 31, 2000:

       EXERCISE          OPTIONS OUTSTANDING         OPTIONS EXERCISABLE       AVERAGE REMAINING
         PRICE               AT 12/31/00                 AT 12/31/00        CONTRACTUAL LIFE (YEARS)
       --------          -------------------         -------------------    ------------------------
        $ 8.50                   25,000                      --                      9.1
        $ 8.75                  390,000                    156,000                   8.0
        $ 9.38                   12,000                     12,000                   8.4
        $10.00                   28,000                     28,000                   3.4
        $11.31                   50,000                     50,000                   4.8
        $11.38                   90,000                     90,000                   5.0
        $12.38                   50,000                     30,000                   7.4
        $12.88                   25,000                     25,000                   5.8
        $13.19                  400,000                    225,000                   7.0
        $13.88                   30,000                     22,500                   6.8

9.     Commitments:

         The Company leases its corporate office under a non-cancelable lease. Under the terms of the lease, the Company makes lease payments through February 2005. Commitments for minimum rental payments are as follows:

                YEAR ENDING DECEMBER 31:                             AMOUNT
                ------------------------                            --------
                        2001                                         $   344
                        2002                                             352
                        2003                                             361
                        2004                                             370
                        2005                                              62
                                                                     -------
                        Total                                        $ 1,489
                                                                     =======

         Rental expense for the years ended December 31, 2000, 1999 and 1998 was $193, $177 and $102 respectively.

         The Company has future lease commitments from the lessees through 2013. Minimum future rental payments contractually due to the Company under these non-cancelable operating leases are as follows:

                YEAR ENDING DECEMBER 31:                             AMOUNT
                ------------------------                            --------
                        2001                                        $ 35,038
                        2002                                          35,038
                        2003                                          35,038
                        2004                                          35,038
                        2005                                          35,038
                        Thereafter                                   233,805
                                                                    --------
                        Total                                       $408,995
                                                                    ========

         Under the terms of the Percentage Leases, the lessees are obligated to pay the Company the greater of base rents or percentage rents. The Company earned minimum base rents of $34,405, $32,355 and $28,278 for the years ended December 31, 2000, 1999 and 1998, respectively, and percentage rents of $28,025, $29,882, and $26,667 for the years ended December 31, 2000, 1999, and 1998, respectively. The percentage rents are based on percentages of gross room revenue and certain food and beverage revenues of the lessees. MeriStar Hospitality Corporation, an affiliate of CapStar Winston, has guaranteed amounts due and payable to the Company under the 47 properties leased by CapStar Winston up to $20,000. The lessees operate the hotel properties pursuant to franchise agreements, which require the payment of fees based on a percentage of hotel revenue. These fees are paid by the lessees.

         Pursuant to the Percentage Leases, the Company is obligated to pay 5% of room revenues (7% of gross room, food and beverage revenues from one of its full-service hotels) to fund periodic improvements to the buildings and grounds, and the periodic replacement and refurbishment of furniture, fixtures and equipment.

         For one of the Current Hotels, the Company leases the land under an operating lease which expires on December 31, 2062. Expenses incurred in 2000 and 1999 related to this land lease totaled $454 and $360, respectively. Minimum future rental payments contractually due by the Company under this lease are as follows: 2001 - $110, 2002 - $110, 2003 - $110, 2004 - $110, 2005 - $110, 2006
and thereafter - $6,820.

         During 2000, the Company signed a mezzanine financing agreement with Noble Investment Group, Ltd. to partially finance and develop two hotels subject to the Company's due diligence efforts. In July, the Company provided $1,080 in mezzanine financing to Noble Investment Group, LLC ("Noble") to develop a Hilton Garden Inn in Atlanta (Sugarloaf), GA (the "Sugarloaf Hotel"). The Company receives monthly interest at annual rates based on 30-day LIBOR plus 7.36% until the earlier of (a) prepayment of the loan, (b) the initial maturity date of December 5, 2001, or (c) a period equal to the lesser of (1) the maturity date of the borrower's qualified refinancing less 60 days, or (2) five years from June 30, 2000, the date of the loan. In February 2001, the Company provided another mezzanine loan totaling $2,186 to Noble to develop a Hilton Garden Inn in Tampa, FL (the "Tampa Hotel"). The Company receives monthly interest at annual rates based on 30-day LIBOR plus 8.44% until the earlier part of (a) prepayment of the loan, (b) the initial maturity date of January 1, 2004, or (c) a period equal to the lesser of (1) the maturity date of the borrower's qualified refinancing less 60 days, or (2) five years from February 2, 2001, the date of the loan. Both loans are subject to prepayment penalties during the first three years. Once each hotel opens, the Company also earns interest equal to 2% of gross revenues, 25% of which is paid and the remainder is accrued ("Accrued Interest"). On the earlier of prepayment or the maturity date of each loan, the Company also shall receive the greater of the Accrued Interest or, with regard to the Sugarloaf Hotel, 15% of the appreciation in value and with respect to the Tampa Hotel, 20% of the appreciation in value. In addition to earning interest income, the Company also provides development and purchasing services to Noble during the hotels' construction stage for additional fee income. The Company is co-developing the Sugarloaf Hotel and developing the Tampa Hotel. During 2000, these fees totaled $137, all of which related to services provided for the Sugarloaf Hotel. Both the Sugarloaf Hotel and the Tampa Hotel are owned 100% by unaffiliated single purpose entities (the "Borrowers"). The Company holds collateral equal to 100% of the ownership interest in the Borrowers. The Borrowers are required to make initial equity investments equal to 20% of the total cost, and there are certain default provisions under which the Company can step in and take control of the Borrowers.

         During 1999, the Company entered into a joint venture agreement with Regent Partners, Inc. (the "Regent Joint Venture") to jointly develop and own upscale hotel properties. The Regent Joint Venture consists of two separate joint ventures, each of which owns one hotel. The first hotel developed, a full-service Hilton Garden Inn in Windsor, CT, opened in September 2000. The Company is committed to provide on-going asset management services for additional fee income from the Regent Joint Venture. The second hotel, currently under development, is a Hilton Garden Inn in Evanston, IL. The Company has received and will continue to receive monthly interest income from its cash investment in the hotel at an annual rate of 10% until the scheduled hotel opening date in July 2001. In addition, the Company is committed to provide development and asset purchasing services during the construction of the hotel for fees, and ongoing asset management services to generate additional fee income once the hotel is opened. The Company owns 49% of the Regent Joint Venture.

         During 2000, the Company entered a joint venture agreement with Marsh Landing Investment, LLC to jointly develop an $8.5 million, 118-room Hampton Inn in Ponte Vedra, FL. This hotel was opened in December 2000. The Company owns 49% of the joint venture, and Marsh Landing Investment, LLC, a company owned by Charles M. Winston and James H. Winston, owns the remaining 51%. Both Charles M. Winston and James H. Winston serve on the Company's Board of Directors. The Company has the right to acquire Marsh Landing Investment, LLC's interest subject to the provisions of the joint venture agreement. The Company is committed to provide on-going asset management services to the joint venture for additional fee income.

         Under the terms of the operating agreement for each joint venture, the Company must approve all major decisions, including refinancing or selling the respective hotels, making loans, changes in partners' interests, entering into contracts of $25,000 or more, and purchasing or acquiring assets.

         As of December 31, 2000, the total assets of the three joint ventures were $32,203, total liabilities were $17,980, and total equity was $14,223. For the year ended December 31, 2000, the total revenue of the three joint ventures was $414, and total expenses were $478, resulting in a net loss of $64.

10.   QUARTERLY FINANCIAL DATA (UNAUDITED):

         Summarized unaudited quarterly results of operations for the years ended December 31, 2000 and 1999 are as follows:

2000                                                      FIRST          SECOND         THIRD       FOURTH
----                                                     --------       --------       -------      -------
Total revenue                                            $  9,808       $ 10,765       $19,213      $23,933
Total expenses                                             11,977         11,820        11,601       11,071
                                                         --------       --------       -------      -------
Income (loss) before loss on sale of properties,
   allocation to minority interest and cumulative
   effect of change in accounting principle                (2,169)        (1,055)        7,612       12,862
Loss on sale of properties                                    262             --           588           --
                                                         --------       --------       -------      -------
Income (loss) before allocation to minority
   interest and cumulative effect of change in
   accounting principle                                    (2,431)        (1,055)        7,024       12,862

Income (loss) allocation to minority interest                 297)          (199)          379          794
                                                         --------       --------       -------      -------
Income (loss) before cumulative effect of change
   in accounting principle                                 (2,134)          (856)        6,645       12,068
Cumulative effect of change in accounting
   principle - gross                                         (720)            --            --           --
Cumulative effect of change in accounting
   principle - allocation to minority interest                 52             --            --           --
                                                         --------       --------       -------      -------
Cumulative effect of change in accounting
   principle - net                                           (668)            --            --           --
                                                         --------       --------       -------      -------
Net income (loss)                                          (2,802)          (856)        6,645       12,068
Preferred share distribution                                1,734          1,734         1,734        1,736
                                                         --------       --------       -------      -------

Net income (loss) applicable to common shareholders      $ (4,536)      $ (2,590)      $ 4,911      $10,334
                                                         ========       ========       =======      =======

Earnings per share:
   Net income (loss) per common share                    $  (0.27)      $  (0.15)      $  0.29      $  0.61
                                                         ========       ========       =======      =======
   Net income (loss) per common share assuming
      dilution                                           $  (0.27)      $  (0.15)      $  0.29      $  0.61
                                                         ========       ========       =======      =======

1999                                                     FIRST       SECOND        THIRD       FOURTH
----                                                    -------      -------      -------      -------
Total revenue                                           $14,807      $17,426      $16,585      $13,852
Total expenses                                           11,356       11,528       10,722       10,898
                                                        -------      -------      -------      -------
Income before loss on sale of properties and
   allocation to minority interest                        3,451        5,898        5,863        2,954
Loss on sale of properties                                   --           --          239           --
                                                        -------      -------      -------      -------
Income before minority interest                           3,451        5,898        5,624        2,954
Income allocation to minority interest                      165          400          373           88
                                                        -------      -------      -------      -------
Income after minority interest                            3,286        5,498        5,251        2,866
Preferred share distribution                              1,734        1,734        1,734        1,736
                                                        -------      -------      -------      -------
Net income applicable to common shareholders            $ 1,552      $ 3,764      $ 3,517      $ 1,130
                                                        =======      =======      =======      =======
Earnings per share:
   Net income per common share                          $  0.10      $  0.23      $  0.21      $  0.07
                                                        =======      =======      =======      =======
     Net income per common share assuming dilution      $  0.10      $  0.23      $  0.21      $  0.07
                                                        =======      =======      =======      =======

                              WINSTON HOTELS, INC.
             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                             as of December 31, 2000
                                ($ in thousands)


                                                           Cost Capitalized          Gross Amounts
                                                             Subsequent to              Carried
                                         Initial Cost         Acquisition          at Close of Period
                                      ------------------- ------------------- ----------------------------
                                              Buildings            Buildings          Buildings
                                                 and                 and                 and
Description            Encumbrances    Land  Improvements  Land  Improvements  Land  Improvements  Total
---------------------  ------------   ------ ------------ ------ ------------ ------ ------------ --------
Hampton Inn
  Boone, NC                   *       $  264   $  2,750   $  77     $  558    $  341   $  3,308   $  3,649
Hampton Inn
  Brunswick, GA               *          716      3,887      --        625       716      4,512      5,228
Hampton Inn
  Cary, NC                    *          613      4,596      --        769       613      5,365      5,978
Hampton Inn
  Charlotte, NC               -          833      3,609      34        247       867      3,856      4,723
Hampton Inn
  Chester, VA                 *          461      2,238      --        147       461      2,385      2,846
Hampton Inn
  Durham, NC                             634      4,582      --        892       634      5,474      6,108
Hampton Inn & Suites
  Gwinnett, GA                -          557      6,959      21         39       578      6,998      7,576
Hampton Inn
  Hilton Head, SC             *          310      3,969      --        813       310      4,782      5,092
Hampton Inn
  Jacksonville, NC            *          473      4,140       2        370       475      4,510      4,985
Hampton Inn
  Las Vegas, NV               *          856      7,945      --         74       856      8,019      8,875
Hampton Inn
  Perimeter, GA               -          914      6,293       3        122       917      6,415      7,332
Hampton Inn
  Raleigh, NC                 -          697      5,955      --      1,180       697      7,135      7,832
Hampton Inn
  Southern Pines, NC          *          614      4,280      --        830       614      5,110      5,724
Hampton Inn
  Southlake, GA               *          680      4,065      15        599       695      4,664      5,359
Hampton Inn
  W. Springfield, MA          -          916      5,253       5        611       921      5,864      6,785
Hampton Inn
  White Plains, NY            -        1,382     10,763      21        364     1,403     11,127     12,530
Hampton Inn
  Wilmington, NC              *          460      3,208       2        484       462      3,692      4,154
Comfort Inn
  Augusta, GA                            404      3,541      --        338       404      3,879      4,283
Comfort Inn
  Charleston, SC              -          438      5,853      11      1,425       449      7,278      7,727
Comfort Inn
  Chester, VA                 *          661      6,447      --        361       661      6,808      7,469
Comfort Inn
  Clearwater, FL              *          532      3,436      30        911       562      4,347      4,909


                                                                    Life Upon
                                                                      Which
                        Accumulated   Net Book Value              Depreciation in
                        Depreciation  Land, Buildings              Latest Income
                        Buildings and      and          Date of    Statement is
Description             Improvements   Improvements   Acquisition    Computed
---------------------   ------------- --------------- ----------- ---------------
Hampton Inn
  Boone, NC               $    913      $   2,736        6/2/94         30
Hampton Inn
  Brunswick, GA              1,095          4,133        6/2/94         30
Hampton Inn
  Cary, NC                   1,353          4,625        6/2/94         30
Hampton Inn
  Charlotte, NC                911          3,812        6/2/94         30
Hampton Inn
  Chester, VA                  480          2,366      11/29/94         30
Hampton Inn
  Durham, NC                 1,359          4,749        6/2/94         30
Hampton Inn & Suites
  Gwinnett, GA               1,034          6,542       7/18/96         30
Hampton Inn
  Hilton Head, SC            1,110          3,982      11/29/94         30
Hampton Inn
  Jacksonville, NC           1,139          3,846        6/2/94         30
Hampton Inn
  Las Vegas, NV                690          8,185       5/20/98         30
Hampton Inn
  Perimeter, GA                935          6,397       7/19/96         30
Hampton Inn
  Raleigh, NC                1,541          6,291       5/18/95         30
Hampton Inn
  Southern Pines, NC         1,289          4,435        6/2/94         30
Hampton Inn
  Southlake, GA              1,179          4,180        6/2/94         30
Hampton Inn
  W. Springfield, MA           707          6,078       7/14/97         30
Hampton Inn
  White Plains, NY           1,175         11,355      10/29/97         30
Hampton Inn
  Wilmington, NC               983          3,171        6/2/94         30
Comfort Inn
  Augusta, GA                  853          3,430       5/18/95         30
Comfort Inn
  Charleston, SC             1,400          6,327       5/18/95         30
Comfort Inn
  Chester, VA                1,475          5,994      11/29/94         30
Comfort Inn
  Clearwater, FL               936          3,973       5/18/95         30

---------------------------------------------------------------------------------------------------------------------
                                                                 Cost Capitalized               Gross Amounts
                                                                  Subsequent to                    Carried
                                           Initial Cost            Acquisition               at Close of Period
---------------------------------------------------------------------------------------------------------------------
                                              Buildings and            Buildings and           Buildings and
Description              Encumbrances  Land    Improvements    Land     Improvements    Land    Improvements    Total
---------------------------------------------------------------------------------------------------------------------
Comfort Inn
  Durham, NC                   *         947       6,208          35          484         982       6,692       7,674
Comfort Inn
  Fayetteville, NC                     1,223       8,047           4          719       1,227       8,766       9,993
Comfort Inn
  Greenville, SC                         871       3,551          20        1,368         891       4,919       5,810
Comfort Inn
   Raleigh, NC                           459       4,075           8          783         467       4,858       5,325
Comfort Inn
  Wilmington, NC                         532       5,889          20          771         552       6,660       7,212
Comfort Suites
  Orlando, FL                 --       1,357      10,180           7          541       1,364      10,721      12,085
Homewood Suites
  Alpharetta, GA               *         985       6,621          27          780       1,012       7,401       8,413
Homewood Suites
  Cary, NC                    --       1,010      12,367          16          239       1,026      12,606      13,632
Homewood Suites
  Clear Lake, TX              --         879       5,978          --           67         879       6,045       6,924
Homewood Suites
  Durham, NC                   *       1,074       6,136        (133)         639         941       6,775       7,716
Homewood Suites
  Lake Mary, FL                *         871       6,987           4          278         875       7,265       8,140
Homewood Suites
  Phoenix, AZ                  *       1,402       9,763          11           35       1,413       9,798      11,211
Homewood Suites
  Raleigh, NC                  *       1,008      10,076           5          423       1,013      10,499      11,512
Holiday Inn Express
  Abingdon, VA                           918       2,263          --          434         918       2,697       3,615
Holiday Inn Express
  Clearwater, FL               *         510       5,854           2          878         512       6,732       7,244
Holiday Inn Select
  Dallas, TX                   *       1,060      13,615          26        2,885       1,086      16,500      17,586
Holiday Inn
  Secaucus, NJ                 *          --      13,699          --        1,151          --      14,850      14,850
Holiday Inn
   Tinton Falls, NJ            *       1,261       4,337           3        2,451       1,264       6,788       8,052
Courtyard by Marriott
  Ann Arbor, MI               --         902       9,850          11        1,007         913      10,857      11,770
Courtyard by Marriott
  Houston, TX                  *       1,211       9,154          22        1,922       1,233      11,076      12,309
Courtyard by Marriott
  Wilmington, NC              --         742       5,907           5           68         747       5,975       6,722
Courtyard by Marriott
  Winston-Salem, NC            *         915       5,202          --          506         915       5,708       6,623

------------------------------------------------------------------------------------
                                                                        Life Upon
                                                                          Which
                        Accumulated     Net Book Value               Depreciation in
                        Depreciation   Land, Buildings                Latest Income
                        Buildings and       and          Date of       Statement is
                        Improvements    Improvements   Acquisition      Computed
------------------------------------------------------------------------------------
Comfort Inn
  Durham, NC                 1,460         6,214        11/29/94            30
Comfort Inn
  Fayetteville, NC           1,992         8,001        11/29/94            30
Comfort Inn
  Greenville, SC               930         4,880          5/6/96            30
Comfort Inn
   Raleigh, NC               1,117         4,208         8/16/94            30
Comfort Inn
  Wilmington, NC             1,669         5,543          6/2/94            30
Comfort Suites
  Orlando, FL                1,321        10,764          5/1/97            30
Homewood Suites
  Alpharetta, GA               693         7,720         5/22/98            30
Homewood Suites
  Cary, NC                   1,915        11,717          7/9/96            30
Homewood Suites
  Clear Lake, TX               874         6,050         9/13/96            30
Homewood Suites
  Durham, NC                   489         7,227        11/14/98            30
Homewood Suites
  Lake Mary, FL                628         7,512         11/4/98            30
Homewood Suites
  Phoenix, AZ                  850        10,361          6/1/98            30
Homewood Suites
  Raleigh, NC                  974        10,538          3/9/98            30
Holiday Inn Express
  Abingdon, VA                 380         3,235          5/7/96            30
Holiday Inn Express
  Clearwater, FL               787         6,457          8/6/97            30
Holiday Inn Select
  Dallas, TX                 2,677        14,909          5/7/96            30
Holiday Inn
  Secaucus, NJ               1,354        13,496         5/27/98            30
Holiday Inn
   Tinton Falls, NJ            615         7,437         4/21/98            30
Courtyard by Marriot
  Ann Arbor, MI              1,252        10,518         9/30/97            30
Courtyard by Marriot
  Houston, TX                1,372        10,937         7/14/97            30
Courtyard by Marriot
  Wilmington, NC               793         5,929        12/19/96            30
Courtyard by Marriot
  Winston-Salem, NC            357         6,266         10/3/98            30

                                                                   Cost Capitalized             Gross Amounts
                                                                     Subsequent to                Carried
                                             Initial Cost             Acquisition            at Close of Period
                                       ------------------------ --------------------- ---------------------------------
                                                    Buildings             Buildings              Buildings
                                                      and                   and                    and
Description              Encumbrances    Land     Improvements   Land   Improvements    Land    Improvements    Total
-----------             -------------- --------- -------------- ------ -------------- ------- --------------- ---------
Hilton Garden Inn
  Albany, NY                  *           1,168       11,236       --           11      1,168      11,247        12,415
Hilton Garden Inn
  Alpharetta, GA              *           1,425       11,719       --           11      1,425      11,730        13,155
Hilton Garden Inn
  Raleigh, NC                 *           1,901        9,209       --            2      1,901       9,211        11,112
Quality Suites
  Charleston, SC              #             912       11,224       --          750        912      11,974        12,886
Residence Inn
  Phoenix, AZ                 #           2,076       13,311       33          279      2,109      13,590        15,699
Fairfield Inn
  Ann Arbor, MI               *             542        3,743       25          557        567       4,300         4,867
                                       --------   ----------    -----    ---------    -------  ----------     ---------
                                       $ 41,576   $  329,970    $ 372    $  31,798    $41,948  $  361,768     $ 403,716
                                       ========   ==========    =====    =========    =======  ==========     =========

                                                                              Life Upon
                                             Net Book Value                     Which
                             Accumulated         Land,                     Depreciation in
                             Depreciation      Buildings                    Latest Income
                            Buildings and        and           Date of       Statement is
Description                  Improvements     Improvements   Acquisition       Computed
-----------                 --------------  ---------------  -----------  ----------------
Hilton Garden Inn
  Albany, NY                       1,000          11,415       5/8/98          30
Hilton Garden Inn
  Alpharetta, GA                   1,107          12,048      3/17/98          30
Hilton Garden Inn
  Raleigh, NC                        793          10,319       5/8/98          30
Quality Suites
  Charleston, SC                   2,493          10,393      5/18/95          30
Residence Inn
  Phoenix, AZ                      1,299          14,400       3/3/98          30
Fairfield Inn
  Ann Arbor, MI                      488           4,379      9/30/97          30
                               ---------      ----------
                               $  54,236      $  349,480
                               =========      ==========

* Property serves as collateral for the $140,000 line of credit which closed on February 1, 1999 (see Note 5).
# Property serves as collateral for the $71,000 note through GE Capital Corporation (see Note 5).

                              WINSTON HOTELS, INC.
                              NOTES TO SCHEDULE III

                                                                                                    2000             1999
                                                                                                 ---------        ----------
(a)      Reconciliation of Real Estate:
         Balance at beginning of period                                                         $  407,185        $  398,256
         Acquisitions during period                                                                     --                --
         Dispositions during period                                                                  7,411                --
         Additions during period                                                                     3,942             8,929
                                                                                                 ---------        ----------
         Balance at end of period                                                                $ 403,716        $  407,185
                                                                                                 =========        ==========

(b)      Reconciliation of Accumulated Depreciation:
         Balance at beginning of period                                                             41,429            27,774
         Depreciation for period                                                                    13,834            13,655
         Dispositions during period                                                                  1,027                --
                                                                                                  --------         ---------
         Balance at end of period                                                                 $ 54,236         $  41,429
                                                                                                  ========         =========

(c) The aggregate cost of land, buildings and improvements for federal income tax purposes is approximately $399,250.

                          INDEPENDENT AUDITORS' REPORT

The Members
CapStar Winston Company, L.L.C.:

         We have audited the accompanying balance sheets of CapStar Winston Company, L.L.C. (the "Company") as of December 31, 2000 and 1999 and the related statements of operations, members' capital, and cash flows for each of the years in the three-year period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CapStar Winston Company, L.L.C. as of December 31, 2000 and 1999, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.



                                       /s/ KPMG LLP

Washington, D.C.
March 2, 2001

                         CAPSTAR WINSTON COMPANY, L.L.C.
                                 BALANCE SHEETS
                        AS OF DECEMBER 31, 2000 AND 1999
                                 (IN THOUSANDS)

                                                                                                  2000               1999
                                                                                               ---------          ---------
                                                  ASSETS

Current assets:
     Cash and cash equivalents                                                                 $     762          $   1,051
     Accounts receivable, net of allowance for doubtful accounts of
       $112 and $98                                                                                2,275              2,773
     Due from affiliate                                                                           11,005              8,667
     Deposits and other assets                                                                     1,114                455
                                                                                               ---------          ---------
                  Total current assets                                                            15,156             12,946
                                                                                               ---------          ---------

Furniture, fixtures and equipment, net of accumulated depreciation of
   $209 and $136                                                                                     221                240
Intangible assets, net of accumulated amortization of $716 and $1,942                              9,851             32,433
Deferred franchise costs, net of accumulated amortization of $178 and $128                           498                559
Restricted cash                                                                                       61                 38
                                                                                               ---------          ---------

                                                                                               $  25,787          $  46,216
                                                                                               =========          =========

                                     LIABILITIES AND MEMBERS' CAPITAL

Current liabilities:
     Accounts payable                                                                          $   1,147          $   1,222
     Accrued expenses                                                                              4,146              3,828
     Percentage lease payable to Winston Hotels, Inc.                                              7,129              7,573
     Advance deposits                                                                                178                151
                                                                                               ---------          ---------
                  Total current liabilities                                                       12,600             12,774
                                                                                               ---------          ---------

Commitments

Members' capital                                                                                  13,187             33,442
                                                                                               ---------          ---------

                                                                                               $  25,787          $  46,216
                                                                                               =========          =========

                See accompanying notes to financial statements.

                         CAPSTAR WINSTON COMPANY, L.L.C.
                             STATEMENT OF OPERATIONS
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                                 (IN THOUSANDS)

                                                                              2000                 1999                1998
                                                                           ----------           ----------          ----------
Revenue:
     Rooms                                                                 $  126,884           $  127,571          $  113,451
     Food and beverage                                                          8,191                8,015               6,213
     Telephone and other operating departments                                  6,473                6,129               5,969
                                                                           ----------           ----------          ----------
                  Total revenue                                               141,548              141,715             125,633
                                                                           ----------           ----------          ----------

Operating costs and expenses:
     Rooms                                                                     29,202               29,037              25,573
     Food and beverage                                                          5,877                6,091               4,984
     Telephone and other operating departments                                  3,768                3,300               2,779
Undistributed expenses:
     Lease expense                                                             57,995               58,551              52,720
     Administrative and general                                                13,259               13,887              12,345
     Sales and marketing                                                        6,567                6,450               5,129
     Franchise fees                                                             9,087                9,048               8,009
     Repairs and maintenance                                                    6,280                6,433               5,846
     Energy                                                                     5,781                5,686               5,069
     Other                                                                      1,282                1,293               1,534
     Depreciation and amortization                                              1,047                1,052               1,050
     Loss on asset impairment                                                  21,658                   --                  --
                                                                           ----------           ----------          ----------
                  Total expenses                                              161,803              140,828             125,038
                                                                           ----------           ----------          ----------

Net (loss) income                                                          $  (20,255)          $      887          $      595
                                                                           ==========           ==========          ==========

                See accompanying notes to financial statements.

                         CAPSTAR WINSTON COMPANY, L.L.C.
                         STATEMENTS OF MEMBERS' CAPITAL
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                                 (IN THOUSANDS)

                                                                                    MeriStar
                                                      CapStar                         H&R
                                                    Management      EquiStar       Operating        MeriStar
                                                     Company,     Acquisition       Company,       Hotels and
                                                       L.P.       Corporation         L.P.        Resorts, Inc.        Total
                                                    ----------    -----------     ------------    -------------     ----------
Balance, January 1, 1998                            $   31,961        $  (1)       $       --        $    --        $   31,960

Net income through August 2, 1998                          695            7                --             --               702

Transfer of members' capital                           (32,656)          (6)           32,656              6                --

Net loss from August 3, 1998
   through December 31, 1998                                --           --              (106)            (1)             (107)
                                                    ----------        -----        ----------        -------        ----------

Balance, December 31, 1998                                  --           --            32,550              5            32,555

Net income                                                  --           --               878              9               887
                                                    ----------        -----        ----------        -------        ----------

Balance, December 31, 1999                                  --           --            33,428             14            33,442
                                                    ----------        -----        ----------        -------        ----------

Net loss                                                    --           --           (20,052)          (203)          (20,255)
                                                    ----------        -----        ----------        -------        ----------

Balance, December 31, 2000                          $       --        $  --        $   13,376        $  (189)       $   13,187
                                                    ==========        =====        ==========        =======        ==========

                See accompanying notes to financial statements.

                         CAPSTAR WINSTON COMPANY, L.L.C.
                            STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                                ($ IN THOUSANDS)

                                                                                2000                1999                1998
                                                                             ---------           ---------           ---------
Cash flows from operating activities:
     Net (loss) income                                                       $ (20,255)          $     887           $     595
     Adjustments to reconcile net (loss) income to net cash
       used in provided by operating activities:
         Depreciation and amortization                                           1,047               1,052               1,050
         Other                                                                      11                  --                   3
         Loss on asset impairment                                               21,658                  --                  --
     Change in operating assets and liabilities:
         Accounts receivable, net                                                  498                 456              (1,616)
         Due from Winston Hospitality, Inc.                                         --                  --               1,636
         Due from affiliates                                                    (2,338)             (3,275)             (5,008)
         Deposits and other assets                                                (659)               (100)               (157)
         Restricted cash                                                           (23)                166                (204)
         Accounts payable and accrued expenses                                     243                  54                 617
         Percentage lease payable to Winston Hotels, Inc.                         (444)                (28)              1,919
         Advance deposits                                                           27                 (32)                 49
                                                                             ---------           ---------           ---------
Net cash used in provided by operating activities                                 (235)               (820)             (1,116)
                                                                             ---------           ---------           ---------

Cash flows from investing activities:
     Additions of furniture, fixtures and equipment                                (54)                (21)               (131)
     Proceeds from sale of fixed assets                                             --                   3                  16
     Additions to intangible assets                                                 --                (107)                (87)
     Additions to deferred franchise costs                                          --                 (79)                 --
                                                                             ---------           ---------           ---------
Net cash used in investing activities                                              (54)               (204)               (202)
                                                                             ---------           ---------           ---------

Net decrease in cash and cash equivalents                                         (289)             (1,024)             (1,318)
Cash and cash equivalents, beginning of period                                   1,051               2,075               3,393
                                                                             ---------           ---------           ---------

Cash and cash equivalents, end of period                                     $     762           $   1,051           $   2,075
                                                                             =========           =========           =========

                See accompanying notes to financial statements.

                         CAPSTAR WINSTON COMPANY, L.L.C.
                          NOTES TO FINANCIAL STATEMENTS
                                ($ IN THOUSANDS)

1.       ORGANIZATION:

         CapStar Winston Company, L.L.C. (the "Company") was formed on October 15, 1997, pursuant to a limited liability company agreement ("Agreement"), subject to the Limited Liability Act of the State of Delaware, between CapStar Management Company, L.P. ("CMC") and EquiStar Acquisition Corporation ("EquiStar"), both wholly-owned subsidiaries of CapStar Hotel Company ("CapStar"), to lease and operate certain hotels owned by WINN Limited Partnership and Winston Hotels, Inc. (collectively, "Winston"). Generally, members of a limited liability company are not personally responsible for debts, obligations and other liabilities of the company. The Agreement provides for the termination of the Company upon the consent of the members.

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

         As of December 11, 2000, MeriStar signed a merger agreement with American Skiing Company ("Ski"), a company that owns, develops and operates ski resort properties. Under the agreement, MeriStar will become a wholly-owned subsidiary of Ski. The merger is expected to close during the first quarter of 2001.

         As of December 31, 2000, the Company leased 47 Winston-owned hotels and one hotel owned by Marsh Landing Hotel Associates LLC ("Marsh Landing"), a limited liability company of which Winston owns 49%. These hotels included 30 limited-service hotels, 9 extended-stay hotels and 9 full-service hotels. The hotels have 6,510 rooms, are operated under various franchise agreements, and are located in Arizona, Florida, Georgia, Massachusetts, Michigan, North Carolina, New Jersey, New York, South Carolina, Texas and Virginia.

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

         The carrying values of long-lived intangible assets, including goodwill, are evaluated periodically in relation to the operating performance and expected future undiscounted cash flows of the underlying assets. Adjustments are made if the sum of expected future undiscounted net cash flows are less than net book value. The impairment loss to be recognized is measured by the amount by which the carrying amount of the assets exceed the fair value of the assets. During 2000, an impairment loss of $21,658 was recorded to adjust goodwill from the purchase transaction with Winston.

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

         Use of Estimates. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses recognized during the reporting period. Actual results could differ from those estimates.

         Reclassifications. Certain 1999 and 1998 amounts have been reclassified to conform with the presentation in 2000.

3.       INTANGIBLE ASSETS:

         Intangible assets consist of the following:

                                                                             2000                1999
                                                                          ---------           ---------
         Hotel lease contracts                                            $   6,576           $   6,576
         Goodwill                                                             3,904              27,712
         Licensing costs                                                         87                  87
                                                                          ---------           ---------
                                                                             10,567              34,375
         Less: accumulated amortization                                        (716)             (1,942)
                                                                          ---------           ---------
                                                                          $   9,851           $  32,433
                                                                          =========           =========

         During 2000, the Company conducted a review of each of its hotel's performance and anticipated future performance and our expected future income from those hotels. As a result of this review, expected future performance of the hotels has been moderated. This process triggered an impairment review of certain of the Company's long-lived intangible assets. The review included an analysis of the Company's expected future undiscounted cash flows in comparison to the net book value of the long-lived intangible assets. This review indicated that the long-lived intangible assets were impaired. The Company estimated the fair value of the long-lived intangible assets using the discounted expected future cash flows generated by the underlying assets. Accordingly, the Company recorded an impairment loss of $21,658 to adjust goodwill from the purchase transaction with Winston.

4.       MANAGEMENT AGREEMENTS:

         The Company manages 39 of the 48 hotels leased from Winston and Marsh Landing and has separate management agreements with third parties to manage the remaining nine hotels. The terms of these third-party management agreements provide for management fees to be paid on a monthly basis based on budgeted gross operating profit, as defined in the agreements, with year-end adjustments, for actual operating results. The terms of nine management agreements extend to 2012. The agreements are cancelable before expiration under certain circumstances. Management fees incurred during 2000, 1999 and 1998 were $745, $886 and $1,001, respectively, and are included in other expenses.

5.       TRANSACTIONS WITH RELATED PARTIES:

         The Company and MHOC advanced amounts to each other in the normal course of business. At December 31, 2000 and 1999, MHOC owed the Company $11,005 and $8,667, respectively.

6.       COMMITMENTS:

         Each of the Company's hotels is leased under a separate participating lease agreement. The leases expire on various dates ranging from December 2010 to December 2013. The leases require monthly minimum base rental payments to Winston and Marsh Landing and additional monthly or quarterly payments of percentage rent, based on revenues generated by the hotels in excess of specified amounts. The leases are non-cancelable except upon sale of a hotel. Winston or Marsh Landing is required to make a termination payment to the Company, as defined in the lease agreements, upon cancellation of a lease. MeriStar Hospitality Corporation has guaranteed amounts due and payable by the Company under the leases up to $20 million.

         Future minimum base rental payments under these non-cancelable operating leases as of December 31, 2000 are as follows:

                               2001                                      $   32,368
                               2002                                          32,368
                               2003                                          32,368
                               2004                                          32,368
                               2005                                          32,368
                               Thereafter                                   228,888
                                                                         ----------
                                                                         $  390,728
                                                                         ==========

         The Company incurred minimum base rents of $31,329, $30,676 and $26,378, and additional percentage rents of $26,666, $27,875 and $26,342 during 2000, 1999 and 1998, respectively.

7.       BUSINESS CONCENTRATION:

         Winston owns 100% of 47 of the Company's leased hotels and 49% of one of the Company's leased hotels. Therefore, the Company's financial position and results of operations would be adversely and materially impacted if Winston sells the hotels and terminates the leases. Management believes that Winston has no intention of selling hotels which would, individually or in the aggregate, have a material impact on the operations of the Company.

INDEX TO EXHIBITS

       Exhibit              Description
       -------              -----------

       3.1(10)              Restated Articles of Incorporation

       3.2                  Amended and Restated Bylaws

       4.1(1)               Specimen certificate for Common Stock, $0.01 par value per share

       4.2(4)               Specimen certificate for 9.25% Series A Cumulative Preferred Stock

       4.3(10)              Restated Articles of Incorporation

       4.4                  Amended and Restated Bylaws

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

(12) Exhibit to the Company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 17, 2000 and incorporated herein by reference.