Form 10-Q
period 2001-03-31
WINSTON HOTELS INC
filed 2001-05-15
CIK 920605

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549


                                    FORM 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended March 31, 2001     Commission file number 0-23732



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


         The number of shares of Common Stock, $.01 par value, outstanding on April 30, 2001 was 16,926,678.


================================================================================

                              WINSTON HOTELS, INC.
                                      Index

                                                                            Page
                                                                            ----

PART I.   FINANCIAL INFORMATION

Item 1.   WINSTON HOTELS, INC.

                  Consolidated Balance Sheets as of March 31, 2001
                    (unaudited) and December 31, 2000                         3

                  Unaudited Consolidated Statements of Operations for the
                    three months ended March 31, 2001 and 2000                4

                  Unaudited Consolidated Statement of Shareholders' Equity
                    for the three months ended March 31, 2001                 5

                  Unaudited Consolidated Statements of Cash Flows for the
                    three months ended March 31, 2001 and 2000                6

                  Notes to Consolidated Financial Statements                  7

          CAPSTAR WINSTON COMPANY, L.L.C.  (1)

                  Note to Financial Statements                               10

                  Balance Sheets as of March 31, 2001 (unaudited) and
                    December 31, 2000                                        11

                  Unaudited Statements of Operations for the three months
                    ended March 31, 2001 and 2000                            12

                  Unaudited Statements of Cash Flows for the three months
                    ended March 31, 2001 and 2000                            13


Item 2.   Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                        14

Item 3.   Quantitative and Qualitative Disclosures about Market Risk         18

PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                                   19

          SIGNATURES                                                         20


(1) The financial statements of CapStar Winston Company, L.L.C. ("CapStar Winston") are included in this report as they contain material information with respect to Winston Hotels, Inc.'s (the "Company") investment in hotel properties. As of March 31, 2001, CapStar Winston served as the lessee of 47 of the Company's 49 hotels. CapStar Winston also leases an operating hotel co-owned 51% by Marsh Landing Investment, L.L.C. and 49% by the Company. CapStar Winston is not affiliated with the Company other than through its lessee relationship.

                              WINSTON HOTELS, INC.
                           CONSOLIDATED BALANCE SHEETS
                   ($ in thousands, except per share amounts)

                                                                           March 31, 2001    December 31, 2000
                                                                           --------------    -----------------
                                                                            (unaudited)

                                    ASSETS

Land                                                                         $  41,452          $  41,948
Buildings and improvements                                                     361,644            361,768
Furniture and equipment                                                         41,437             40,539
                                                                             ---------          ---------
     Operating properties                                                      444,533            444,255
Less accumulated depreciation                                                   82,746             77,609
                                                                             ---------          ---------
                                                                               361,787            366,646
Properties under development                                                       335                236
                                                                             ---------          ---------
     Net investment in hotel properties                                        362,122            366,882
Corporate FF&E, net                                                              1,229              1,285
Cash                                                                               210                167
Lease revenue receivable                                                         8,800              7,127
Notes receivable                                                                 3,516              1,080
Investment in joint ventures                                                     8,725              8,700
Deferred expenses, net                                                           3,085              3,375
Prepaid expenses and other assets                                                5,502              5,694
                                                                             ---------          ---------
               Total assets                                                  $ 393,189          $ 394,310
                                                                             =========          =========

LIABILITIES AND SHAREHOLDERS' EQUITY

Long-term debt                                                               $  68,583          $  68,872
Due to banks                                                                   108,300            103,800
Deferred percentage lease revenue                                                5,707                499
Accounts payable and accrued expenses                                            5,436              6,220
Distributions payable                                                            6,838              6,829
Minority interest in Partnership                                                 8,663              9,374
                                                                             ---------          ---------
               Total liabilities                                               203,527            195,594
                                                                             ---------          ---------

Shareholders' equity:
      Preferred stock, $.01 par value, 10,000,000 shares authorized,
        3,000,000 shares issued and outstanding (liquidation preference
        of $76,734)                                                                 30                 30
      Common stock, $.01 par value, 50,000,000 shares authorized,
        16,926,678 and 16,897,028 shares issued and outstanding                    169                169
      Additional paid-in capital                                               230,094            229,796
      Unearned compensation                                                       (848)              (771)
      Accumulated other comprehensive income (loss)                             (1,104)                --
      Distributions in excess of earnings                                      (38,679)           (30,508)
                                                                             ---------          ---------
               Total shareholders' equity                                      189,662            198,716
                                                                             ---------          ---------
               Total liabilities and shareholders' equity                    $ 393,189          $ 394,310
                                                                             =========          =========

    The accompanying notes are an integral part of the financial statements.

                              WINSTON HOTELS, INC.
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)

                                                                         Three Months         Three Months
                                                                             Ended               Ended
                                                                        March 31, 2001       March 31, 2000
                                                                        --------------       --------------
Revenue:
    Percentage lease revenue                                               $  9,695            $  9,650
    Interest, joint venture and other income                                    459                 158
                                                                           --------            --------
         Total revenue                                                       10,154               9,808
Expenses:
    Real estate taxes and property and casualty insurance                     1,977               2,083
    General and administrative                                                1,391               1,136
    Interest                                                                  3,219               3,270
    Depreciation                                                              5,291               5,261
    Amortization                                                                236                 227
                                                                           --------            --------
         Total expenses                                                      12,114              11,977
         Loss before loss on sale of property, allocation to minority interest, and cumulative effect of change in accounting
           principle
                                                                             (1,960)             (2,169)
Loss on sale of property                                                         --                (262)
                                                                           --------            --------
         Loss before allocation to minority interest and
            cumulative effect of change in accounting principle              (1,960)             (2,431)
Loss allocation to minority interest                                           (263)               (297)
                                                                           --------            --------
         Loss before cumulative effect of change in accounting
            principle                                                        (1,697)             (2,134)
                                                                           --------            --------
Cumulative effect of change in accounting principle - gross                      --                (720)
Cumulative effect of change in accounting principle - allocation to
  minority interest                                                              --                 (52)
                                                                           --------            --------
Cumulative effect of change in accounting principle - net                        --                (668)
                                                                           --------            --------
         Net loss                                                            (1,697)             (2,802)
Preferred stock distribution                                                 (1,734)             (1,734)
                                                                           --------            --------
         Net loss applicable to common shareholders                        $ (3,431)           $ (4,536)
                                                                           ========            ========

 Earnings per share:
         Loss before cumulative effect of change in accounting
           principle per common share                                      $  (0.20)           $  (0.23)
                                                                           ========            ========
         Loss before cumulative effect of change in accounting
           principle per common share assuming dilution                    $  (0.20)           $  (0.23)
                                                                           ========            ========
         Net loss per common share                                         $  (0.20)           $  (0.27)
                                                                           ========            ========
         Net loss per common share assuming dilution                       $  (0.20)           $  (0.27)
                                                                           ========            ========
         Weighted average number of common shares                            16,926              16,869
         Weighted average number of common shares assuming dilution          18,225              18,168

    The accompanying notes are an integral part of the financial statements.

                              WINSTON HOTELS, INC.
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                    For the three months ended March 31, 2001
                    (in thousands, except per share amounts)

                                                                                                                         Accumu-
                                                                                                    Distri-   Other       lated
                                                                             Addi-                  butions   Compre-     Total
                                           Preferred Stock   Common Stock   tional                 in Excess  hensive     Share-
                                           ---------------  --------------  Paid-in    Unearned        of     Income     holders'
                                           Shares  Dollars  Shares Dollars  Capital  Compensation   Earnings  (Loss)     Equity
                                           ------  -------  ------ -------  -------- ------------  ---------  -------   ---------
Balances at December 31, 2000               3,000  $    30  16,897 $   169  $229,796  $   (771)    $(30,508)  $   --    $ 198,716

Issuance of shares                             --       --      30      --       214      (214)          --       --           --
Distributions ($0.28 per common share)         --       --      --      --        --        --       (4,740)      --       (4,740)
Distributions ($0.578 per preferred share)     --       --      --      --        --        --       (1,734)      --       (1,734)
Unearned compensation amortization             --       --      --      --        --       137           --       --          137
Minority interest equity adjustment            --       --      --      --        84        --           --       --           84
Comprehensive income (loss):
  Net loss                                     --       --      --      --        --        --       (1,697)
  Cumulative effect of change in
    accounting principle                       --       --      --      --        --        --           --     (245)
  Effective portion of derivative
    instruments                                --       --      --      --        --        --           --     (859)
    Total comprehensive income (loss)          --       --      --      --        --        --           --       --       (2,801)
                                           ------  -------  ------ -------  -------- ------------  ---------  -------   ---------
Balances at March 31, 2001                  3,000  $    30  16,927 $   169  $230,094  $   (848)    $(38,679) $(1,104)   $ 189,662
                                           ======  =======  ====== =======  ======== ============  =========  =======   =========





    The accompanying notes are an integral part of the financial statements.

                              WINSTON HOTELS, INC.
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                           Three Months      Three Months
                                                                              Ended             Ended
                                                                          March 31, 2001    March 31, 2000
                                                                          --------------    --------------
Cash flows from operating activities:
     Net loss                                                                $(1,697)           (2,802)
     Adjustments to reconcile net loss to net cash
       provided by operating activities:
          Minority interest                                                     (263)             (349)

          Adjustment to market value of derivative instruments                    17                --
          Depreciation                                                         5,291             5,261
          Amortization                                                           236               227
          Loss on sale of hotel properties                                        --               262
          Unearned compensation amortization                                     137               206
     Changes in assets and liabilities:
          Lease revenue receivable                                            (1,673)           (1,312)
          Deferred lease revenue                                               5,208             5,983
          Prepaid expenses and other assets                                      192              (562)
          Accounts payable and accrued expenses                               (1,888)              282
                                                                             -------           -------
               Net cash provided by operating activities                       5,560             7,196
                                                                             -------           -------
Cash flows from investing activities:
     Prepaid acquisition costs                                                    65                --
     Deferred disposition costs                                                    8               (25)
     Investment in hotel properties                                             (983)           (1,869)
     Investment in joint ventures                                                (25)               32
     Sale of hotel properties                                                    508             2,497
                                                                             -------           -------
               Net cash provided by/(used in) investing activities              (427)              635
                                                                             -------           -------
Cash flows from financing activities:
     Issuance of mezzanine loans                                              (2,436)               --
     Fees paid in connection with financing facilities                           (25)              (34)
     Purchase of interest rate swap agreement                                    (11)               --
     Fees paid to register additional shares                                      --               (32)
     Payment of distributions to shareholders                                 (6,465)           (6,442)
     Payment of distributions to minority interest                              (364)             (364)
     Net increase/(decrease) due to banks                                      4,500              (500)
     Decrease in long-term debt                                                 (289)             (268)
                                                                             -------           -------
               Net cash used in financing activities                          (5,090)           (7,640)
                                                                             -------           -------
Net increase in cash                                                              43               191
Cash at beginning of period                                                      167                28
                                                                             -------           -------
Cash at end of period                                                        $   210           $   219
                                                                             =======           =======
Supplemental disclosure:
          Cash paid for interest                                             $ 3,254           $ 2,048
                                                                             =======           =======
Summary of non-cash investing and financing activities:
     Contribution of land parcel to joint venture                            $    --           $ 1,517
     Distributions to shareholders declared but not paid                       6,474             6,465
     Distributions to minority interest declared but not paid                    364               364
     Deferred equity compensation                                                214               699
     Fair market value adjustment of derivative instruments                   (1,104)               --
     Minority interest payable adjustment due to the issuance of common
        shares and accumulated other comprehensive income (loss)                 (84)               34

    The accompanying notes are an integral part of the financial statements.

                              WINSTON HOTELS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (in thousands, except per share amounts)

1.       ORGANIZATION

         Winston Hotels, Inc. (the "Company") operates so as to qualify as a real estate investment trust ("REIT") for federal income tax purposes. The accompanying unaudited consolidated financial statements reflect, in the opinion of management, all adjustments necessary for a fair presentation of the interim financial statements. All such adjustments are of a normal and recurring nature. Due to the seasonality of the hotel business and the revenue recognition requirements of Staff Accounting Bulletin No. 101, the information for the three months ended March 31, 2001 and 2000 is not necessarily indicative of the results for a full year. This Form 10-Q should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2000.


2.       ADOPTION OF SFAS 133

         Significant Accounting Policies: Derivative/Financial Instruments

         In the normal course of business, the Company uses a variety of derivative financial instruments to manage, or hedge, interest rate risk. The Company requires that hedging derivative instruments are effective in reducing the interest rate risk exposure that they are designated to hedge. Instruments that meet these hedging criteria are formally designated as hedges at the inception of the derivative contract. When the terms of an underlying transaction are modified, or when the underlying hedged item ceases to exist, all changes in the fair value of the instrument are marked-to-market with changes in value included in net income each period until the instrument matures. Any derivative instrument used for risk management that does not meet the hedging criteria is marked-to-market each period.

         To determine the fair values of derivative instruments, the Company uses a variety of methods and assumptions that are based on market conditions and risks existing at each balance sheet date. For the majority of financial instruments including most derivatives, long-term investments and long-term debt, standard market conventions and techniques such as discounted cash flow analysis, option pricing models, replacement cost, and termination cost are used to determine fair value. All methods of assessing fair value result in a general approximation of value, and such value may never actually be realized.

         Accounting Changes: Standards Implemented and Transition Adjustment

         On January 1, 2001, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities." SFAS No. 133, as amended, establishes accounting and reporting standards for derivative instruments. Specifically, SFAS No. 133 requires an entity to recognize all derivatives as either assets or liabilities on the balance sheet and to measure those instruments at fair value. Additionally, the fair value adjustments will affect either shareholders' equity or net income depending on whether the derivative instrument qualifies as a hedge for accounting purposes and, if so, the nature of the hedging activity.

         As of January 1, 2001, the adoption of the new standard resulted in derivative instruments reported on the Company's Consolidated Balance Sheets of $1 in assets and $245 in liabilities; an adjustment of $245 to "Accumulated other comprehensive income (loss)," which are gains and losses not affecting retained earnings in the Consolidated Statements of Shareholders' Equity; and a loss of $17 recorded in "General and administrative" expense in the Consolidated Statements of Operations.

         Financial Instruments: Derivatives and Hedging

         In the normal course of business, the Company is exposed to the effect of interest rate changes. The Company limits these risks by following established risk management policies and procedures including the use of derivatives. Derivatives are used primarily to fix the rate on debt based on floating-rate indices and manage the cost of borrowing obligations.

         The Company does not use derivatives for trading or speculative purposes. Further, the Company has a policy of only entering into contracts with major financial institutions based upon their credit ratings and other factors. When viewed in conjunction with the underlying and offsetting exposure that the derivatives are designed to hedge, the Company has not sustained a material loss from those instruments nor does it anticipate any material adverse effect on its net income or financial position in the future from the use of derivatives.

         The Company's financing facilities consist of a $140,000 variable rate line of credit and a $71,000 fixed rate loan with a ten-year maturity and a twenty-five-year amortization period. To reduce overall interest cost, the Company uses interest rate instruments, currently an interest rate cap agreement and an interest rate swap agreement, to convert a portion of its variable-rate debt to fixed-rate debt. Interest rate differentials that arise under these agreements are recognized in interest expense over the life of the contracts. The resulting cost of funds is usually lower than that which would have been available if debt with matching characteristics was issued directly.

         The following table summarizes the notional values and fair values of the Company's derivative financial instruments. The notional value at March 31, 2001 provides an indication of the extent of the Company's involvement in these instruments at that time, but does not represent exposure to credit, interest rate or market risks.

                                             Notional    Interest
         At March 31, 2001         Value       Rate      Maturity    Fair Value
         -----------------         -----       ----      --------    ----------

         Interest Rate Swap      $ 50,000     5.915%      12/2002    $  (1,104)
         Interest Rate Cap       $ 25,000     7.500%       3/2002           --

         The derivative financial instruments listed in the table above convert variable payments to fixed payments and are, therefore, characterized as cash flow hedges. Cash flow hedges address the risk associated with future cash flows of debt transactions. On March 31, 2001, the derivative instruments were reported at their fair values of $(1,104) and included in "Accounts payable and accrued expenses" on the Consolidated Balance Sheets. Offsetting adjustments are represented as deferred gains or losses in "Accumulated other comprehensive income
         (loss)".

         Over time, the unrealized gains and losses held in "Accumulated other comprehensive income (loss)" will be reclassified into earnings in the same periods in which the hedged interest payments affect earnings. Within the next twelve months, due to the projected differences between the fixed interest rate under the Company's swap agreement and the variable interest rate under the $140,000 line of credit, the Company estimates that approximately $650 of the current balance held in "Accumulated other comprehensive income (loss)" will be reclassified into earnings.


3.       SUMMARIZED FINANCIAL STATEMENT INFORMATION FOR JOINT VENTURES

         During 1999 and 2000, the Company entered into three joint venture agreements to develop and own hotel properties, two with Regent Partners, Inc. and one with Marsh Landing Investment, L.L.C. The Company owns a 49% interest in each of the three joint ventures. As of March 31, 2001, the joint ventures had completed construction of a Hilton Garden Inn in Windsor, CT and a Hampton Inn in Ponte Vedra, FL. Both hotels are fully operating. A Hilton Garden Inn in Evanston, IL is currently under construction and is scheduled to open in July, 2001.

         As of March 31, 2001, total assets of the three joint ventures were $37,220, total liabilities were $21,355, and total equity was $15,865. For the quarter ended March 31, 2001, total revenue of the three joint ventures was $625, total expenses were $705, resulting in a net loss of $80. Per the requirements of Staff Accounting Bulletin No. 101, $140 of total revenue was deferred in the first quarter of 2001, all of which will be recognized in subsequent quarters during 2001.

4.       EARNINGS PER SHARE

         The following is a reconciliation of the net loss applicable to common shareholders used in the net loss per common share calculation to the net loss assuming dilution used in the net loss per common share - assuming dilution calculation.

                                                             Three Months
                                                            Ended March 31,
                                                           2001        2000
                                                         --------    --------
         Net loss                                        $ (1,697)   $ (2,802)
         Less: preferred stock distribution                 1,734       1,734
                                                         --------    --------
         Net loss applicable to common shareholders        (3,431)     (4,536)
         Plus: loss allocation to minority interest          (263)       (297)
         Plus: cumulative effect of change in accounting
           principle - allocation to minority interest         --         (52)
                                                         --------    --------
         Net loss assuming dilution                      $ (3,694)   $ (4,885)
                                                          ========    ========


         The following is a reconciliation of the weighted average shares used in the calculation of net loss per common share to the weighted average shares used in the calculation of net loss per common share - assuming dilution:

                                                             Three Months
                                                            Ended March 31,
                                                           2001        2000
                                                         --------    --------
         Weighted average number of common shares          16,926      16,869
         Units with redemption rights                       1,299       1,299
                                                         --------    --------
         Weighted average number of common shares
           assuming dilution                               18,225      18,168
                                                         ========    ========

         During the quarter ended March 31, 2001, the Company declared quarterly cash dividends of $0.28 per common share and $0.578125 per preferred share.


5.       SUBSEQUENT EVENT

         On April 16, 2001, the Company entered into a contract to sell the Comfort Inn hotel in Raleigh, NC. According to the terms of the contract, the total sales price was $3,800, of which the Company received a nonrefundable deposit of $500 and received a promissory note for the remaining $3,300. The note accrues interest at an annual rate of 10% for the first 90 days and 15% thereafter, payable monthly, and the entire principal balance is due December 31, 2001. The Company will record a loss on sale of property of $643 in the second quarter, representing the difference between the sales price less selling costs and the book value.

                         CAPSTAR WINSTON COMPANY, L.L.C.
                          NOTE TO FINANCIAL STATEMENTS



The accompanying unaudited financial statements are prepared by and are the sole responsibility of CapStar Winston Company, L.L.C. ("CapStar Winston"). CapStar Winston leased forty-seven of the Company's forty-nine hotels as of March 31, 2001 and one hotel co-owned 51% by Marsh Landing Investment, L.L.C. and 49% by the Company. Other than this lessee relationship, CapStar Winston is not affiliated with the Company. These financial statements reflect, in the opinion of CapStar Winston's management, all adjustments necessary for a fair presentation of the interim financial statements. All such adjustments are of a normal and recurring nature. Certain reclassifications have been made to the 2000 financial statements to conform with the 2001 presentation. These reclassifications have no effect on net income or members' capital previously reported.

                         CAPSTAR WINSTON COMPANY, L.L.C.
                                 BALANCE SHEETS
                                 (in thousands)

                                                   ASSETS
                                                                              March 31, 2001        December 31, 2000
                                                                              --------------        -----------------
                                                                               (unaudited)
Current assets:
     Cash and cash equivalents                                                   $ 3,256                $   762
     Accounts receivable, net of allowance for doubtful accounts of
        $90 and $112                                                               3,320                  2,275
     Due from affiliates                                                          11,871                 11,005
     Deposits and other assets                                                       768                  1,114
                                                                                 -------                -------
                  Total current assets                                            19,215                 15,156
                                                                                 -------                -------

Furniture, fixtures and equipment, net of accumulated depreciation of
    $228 and $209                                                                    202                    221
Intangible assets, net of accumulated amortization of  $799 and $716               9,768                  9,851
Deferred franchise costs, net of accumulated amortization of  $192 and $178          484                    498
Restricted cash                                                                       36                     61
                                                                                 -------                -------

                  Total assets                                                   $29,705                $25,787
                                                                                 =======                =======


                                      LIABILITIES AND MEMBERS' CAPITAL

Current liabilities:
     Accounts payable                                                            $ 2,006                $ 1,147
     Accrued expenses                                                              5,247                  4,146
     Percentage lease payable to Winston Hotels, Inc.                              8,700                  7,129
     Advance deposits                                                                457                    178
                                                                                 -------                -------
                  Total current liabilities                                       16,410                 12,600
                                                                                 -------                -------

Members' capital                                                                  13,295                 13,187
                                                                                 -------                -------

                  Total liabilities and members' capital                         $29,705                $25,787
                                                                                 =======                =======









                 See accompanying note to financial statements.

                         CAPSTAR WINSTON COMPANY, L.L.C.
                       UNAUDITED STATEMENTS OF OPERATIONS
                                 (in thousands)

                                                  Three Months Ended        Three Months Ended
                                                    March 31, 2001            March 31, 2000
                                                  ------------------        ------------------
Revenue:
     Rooms                                             $31,141                   $ 30,797
     Food and beverage                                   1,898                      1,907
     Telephone and other operating departments           1,485                      1,592
                                                       -------                   --------
              Total revenue                             34,524                     34,296
                                                       -------                   --------

Operating costs and expenses:
     Rooms                                               7,151                      7,149
     Food and beverage                                   1,438                      1,413
     Telephone and other operating departments             850                        892
Undistributed expenses:
     Lease                                              14,190                     13,980
     Administrative and general                          3,045                      3,585
     Sales and marketing                                 1,920                      1,764
     Franchise fees                                      2,243                      2,182
     Repairs and maintenance                             1,635                      1,595
     Energy                                              1,492                      1,429
     Other                                                 336                        348
     Depreciation and amortization                         116                        260
                                                       -------                   --------
              Total expenses                            34,416                     34,597
                                                       -------                   --------

Net income (loss)                                      $   108                   $   (301)
                                                       =======                   ========








                 See accompanying note to financial statements.

                         CAPSTAR WINSTON COMPANY, L.L.C.
                       UNAUDITED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                        Three Months Ended      Three Months Ended
                                                                          March 31, 2001          March 31, 2000
                                                                        ------------------      --------------------
Cash flows from operating activities:
     Net income (loss)                                                       $   108                 $  (301)
     Adjustments to reconcile net income (loss) to net cash
       provided by operating activities:
         Depreciation and amortization                                           116                     260
         Write-off of deferred franchise costs                                    --                      11
       Changes in operating assets and liabilities:
         Accounts receivable                                                  (1,045)                   (359)
         Due from affiliates                                                    (866)                 (1,634)
         Deposits and other assets                                               346                      94
         Restricted cash                                                          25                      (5)
         Accounts payable and accrued expenses                                 1,960                   2,113
         Percentage lease payable to Winston Hotels, Inc.                      1,571                   1,220
         Advance deposits                                                        279                     401
                                                                             -------                 -------
Net cash provided by operating activities                                      2,494                   1,800
                                                                             -------                 -------

Net increase in cash and cash equivalents                                      2,494                   1,800
Cash and cash equivalents at beginning of period                                 762                   1,051
                                                                             -------                 -------

Cash and cash equivalents at end of period                                   $ 3,256                 $ 2,851
                                                                             =======                 =======










                 See accompanying note to financial statements.

Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations
           ($ in thousands)


Overview

Winston Hotels, Inc. (the "Company") operates as a real estate investment trust ("REIT") to invest in hotel properties. The Company owned 49 hotels (the "Current Hotels") in 12 states with an aggregate of 6,723 rooms as of March 31, 2001. The Company owned 38 hotels as of December 31, 1997, acquired eight hotels and opened five internally developed hotels in 1998 (the "1998 Hotels"), and sold two hotels in 2000. The Company currently leases 47 of the total 49 Current Hotels to CapStar Winston Company, L.L.C. ("CapStar Winston"), one of the Current Hotels to Bristol Hotel Tenant Company, a wholly owned subsidiary of Bass PLC of London ("Bass") and one of the Current Hotels to Secaucus Holding Corporation, a wholly owned subsidiary of Prime Hospitality Corp. ("Prime") under leases that provide for rent payments based, in part, on revenues from the Current Hotels ("Percentage Leases") through which the Company receives its principal source of revenue.

The Company also owns a 49% ownership interest in three joint ventures, two of which each own an operating hotel and a third which owns a hotel under development and expected to open in July 2001, collectively (the "Joint Venture Hotels"). The Joint Venture Hotels consist of a Hilton Garden Inn located in Windsor, CT, a Hampton Inn located in Ponte Vedra, FL and a Hilton Garden Inn, currently under construction, located in Evanston, IL. Additionally, the Company has provided mezzanine financing to two unrelated parties for two other hotels in which the Company has no ownership interest. These hotels include a Hilton Garden Inn located in Atlanta, GA which opened in April 2001, and a Hilton Garden Inn located in Tampa, FL which is under construction and scheduled to open in May 2002.


Results of Operations

The Company adopted Staff Accounting Bulletin No. 101 ("SAB 101") on January 1, 2000. SAB 101 requires that a lessor not recognize contingent rental income until annual specified hurdles have been achieved by the lessee. SAB 101 effectively defers percentage lease revenue from first and second quarters to the third and fourth quarters. The Company's deferred percentage lease revenue totaled $5,208 for the first quarter of 2001 versus $5,269 for the first quarter of 2000. Had the Company not adopted SAB 101, the Company would have reported percentage lease revenue totaling $14,903 during the first quarter of 2001 versus $14,919 during the first quarter of 2000. SAB 101 will have no impact on the Company's Funds From Operations ("FFO"), or its interim or annual cash flow from its third party lessees, and therefore, on its ability to pay dividends.

The following table outlines the number of hotels owned by the Company by service type as of March 31, 2001 and 2000.

                                      March 31,           March 31,
   Type of Hotel                         2001               2000
   -------------                      ---------           ---------

   Limited-service hotels                 29                  30
   Extended-stay hotels                    9                   9
   Full-service hotels                    11                  11
                                      ---------           ---------

   Total                                  49                  50
                                      =========           =========


The Company

Actual - Three Months Ended March 31, 2001 vs. Actual - Three Months Ended March 31, 2000
--------------------------------------------------------------------------

The Company had revenue of $10,154 in the three months ended March 31, 2001, consisting of $9,695 of percentage lease revenue and $459 of interest, joint venture and other income. Percentage lease revenue increased $45 to $9,695 in 2001 from $9,650 in 2000. The Company's deferred lease revenue for the three months ended March 31, 2001 and March 31, 2000 were $5,208 and $5,269, respectively. Had the Company not adopted SAB 101 on January 1, 2000, lease revenue for the three months ended March 31, 2001 would have been $14,903 versus $14,919 for the three months ended March 31,

2000. This slight decrease was primarily due to revenue losses from the sale of the Comfort Suites hotel in London, KY in February 2000, a 28-day February in 2001 versus a 29-day February in 2000, offset by increases in percentage lease revenues from the Current Hotels. This increase in percentage lease revenue consists of $143 from the 1998 Hotels due to an increase in average daily rate, offset by a decrease of $28 from hotels owned prior to 1998 due to a decrease in occupancy. Interest, joint venture and other income increased $301 from $158 in 2000 to $459 in 2001. This increase was primarily due to increases in fees earned from third party development services and interest income from mezzanine loans.

Real estate taxes and property insurance costs incurred in 2001 were $1,977, a decrease of $106 from $2,083 in 2000. This decrease was primarily attributable to an over estimation of increases in assessed values and rates for 1999. General and administrative expenses increased $255 to $1,391 in 2001 from $1,136 in 2000. This increase was primarily attributable to increases in new business development expenses and payroll expenses. Interest expense decreased $51 to $3,219 in 2001 from $3,270 in 2000. This decrease was primarily due to a decrease of 0.13% in the Company's weighted average interest rate from 7.44% in 2000 to 7.31% in 2001. Weighted average outstanding borrowings increased slightly from $174,526 in 2000 to $175,329 in 2001. Depreciation expense and amortization expense remain flat from $5,261 and $227, respectively, in 2000 to $5,291 and $236, respectively, in 2001.


CapStar Winston

Actual - Three Months Ended March 31, 2001 vs. Actual - Three Months Ended March 31, 2000
---------------------------------------------------------------------------

CapStar Winston had room revenue of $31,141 in 2001, an increase of $344 from $30,797 in 2000. The increase in room revenue was due to an increase in the average daily rate to $81.64 from $75.76, partially offset by a decrease in occupancy rates from 67.8% to 64.7%. Food and beverage revenue decreased $9 to $1,898 from $1,907. Telephone and other operating departments revenue decreased $107 to $1,485 from $1,592 due to a decrease in revenue from long distance calls.

CapStar Winston had total expenses in 2001 of $34,416, a decrease of $181 from $34,597 in 2000. The decrease was due to a decline in administrative and general expenses as a result of lower costs relating to payroll and legal and professional fees.


Liquidity and Capital Resources

The Company finances its operations from operating cash flow, which is principally derived from Percentage Leases. For the three months ended March 31, 2001, cash flow provided by operating activities was $5,560 and funds from operations, which is equal to net income before allocation to minority interest (excluding gains/losses on sales of operating property), plus adjustments for unconsolidated joint ventures, plus depreciation, less preferred share distributions, plus the change in deferred revenue resulting from SAB 101, was $6,991. Under federal income tax law provisions applicable to REITs, the Company is required to distribute at least 90% of its taxable income to maintain its tax status as a REIT. During the first quarter of 2001, the Company declared distributions of $6,474 to its common and preferred shareholders. The Company intends to fund cash distributions to shareholders out of cash flow from operating activities. The Company may incur, or cause the Partnership to incur, indebtedness to meet distribution requirements imposed on the Company under the Internal Revenue Code (including the requirement that a REIT distribute to its shareholders annually at least 90% of its taxable income) to the extent that available capital and cash flow from the Company's investments are insufficient to make such distributions.

The Company's net cash used in investing activities for the three months ended March 31, 2001 totaled $427. Capital additions at the Current Hotels totaled $983, offset by the sale of vacant land totaling $508. The Company plans to spend approximately $7,087 to renovate certain of its Current Hotels during the next nine months. These expenditures exceed the 5% of room revenues for its hotels (7% of room revenues and food and beverage revenues for one of its full-service hotels) which the Company is required to spend under its Percentage Leases for periodic capital improvements and the refurbishment and replacement of furniture, fixtures and equipment at its Current Hotels. These capital expenditures are funded from operating cash flow, and possibly from borrowings under the Company's $140,000 line of credit, sources which are expected to be adequate to fund such capital requirements. These capital expenditures are in addition to amounts spent on normal repairs and maintenance which have approximated 4.6% and 4.7% of room revenues for each of the three months ended March 31, 2001 and 2000, respectively, and are paid by the Company's lessees:
CapStar Winston, Prime and Bass.

During 1999, the Company entered into a joint venture agreement with Regent Partners, Inc., (the "Regent Joint Venture") to jointly develop hotel properties. As of March 31, 2001, the Company had invested $7,101 in the Regent Joint Venture. The first hotel developed by the Regent Joint Venture, a full service 158-room Hilton Garden Inn in Windsor, CT, opened in September 2000. The second hotel to be developed by the Regent Joint Venture, a full service 178-room Hilton Garden Inn in Evanston, IL, is scheduled to open in July 2001.

In addition, during the first quarter of 2000, the Company entered into a joint venture agreement with Marsh Landing Investment, L.L.C., (the "Marsh Landing Joint Venture") to jointly develop hotel properties. As of March 31, 2001, the Company had invested $1,624 in the Marsh Landing Joint Venture. This is the Company's first development project under an arms length joint venture agreement with Marsh Landing Investment, L.L.C., headed by the Company's Chairman, Charles
M. Winston, and Board Member, James H. Winston. The first hotel to be developed by the Marsh Landing Joint Venture, a 118-room Hampton Inn in Ponte Vedra, FL, opened in December 2000.

As of March 31, 2001, total assets of the three joint ventures were $37,220, total liabilities were $21,355, and total equity was $15,865. For the quarter ended March 31, 2001, total revenue of the three joint ventures was $625, total expenses were $705, resulting in a net loss of $80. Per the requirements of SAB 101, $140 of total revenue was deferred in the first quarter of 2001, all of which will be recognized in subsequent quarters during 2001.

The Company holds a 49 percent ownership interest in all three joint venture projects. Under the terms of each joint venture, in addition to receiving fees for its services which will include development fees, purchasing fees, and ongoing asset management fees once each hotel opens, the Company shares 49% of the percentage lease revenue generated from the two hotels that are in full operation. The Company also receives cash distributions of the Joint Venture's operating profits on a quarterly basis. The Company continues to seek additional joint venture opportunities.

On July 5, 2000, the Company entered into a strategic alliance with Noble Investment Group, Ltd. ("Noble") to partially finance and develop two Hilton Garden Inn hotels in Atlanta, GA and Tampa, FL and to explore other similar upscale Hilton and Marriott opportunities. In July 2000, the Company provided a $1,080 mezzanine loan for the 122-room Hilton Garden Inn in Atlanta and in February 2001 provided a $2,186 mezzanine loan for the 150-room Hilton Garden Inn in Tampa. The Company currently receives interest income from these mezzanine loans. Noble is responsible for providing the remainder of the funding and will own and operate the hotels. The Atlanta project opened in April 2001 and the Tampa project is under construction and scheduled to open in May 2002. In connection with the alliance, the Company co-developed the Atlanta project with Noble, is providing all development services for the Tampa project, and accordingly receives fees for its development services. The Company continues to seek additional mezzanine financing opportunities.

The Company's net cash used in financing activities during the quarter ended March 31, 2001 totaled $5,090. This amount included payment of distributions to shareholders of $6,465 and the payment of distributions to the Partnership's minority interest of $364, long-term debt payments of $289, and a payment of fees related to purchasing the interest rate swap of $11. The Company also issued mezzanine loans totaling $2,436 during the quarter ended March 31, 2001. These financing activities were partially funded by borrowings under the Company's $140,000 line of credit (the "Line"), increasing the outstanding balance from $103,800 at December 31, 2000 to $108,300 at March 31, 2001.

The Line is collateralized with 28 of the Company's Current Hotels. The Line bears interest generally at rates from LIBOR plus 1.45% to LIBOR plus 1.70%, based primarily upon the Company's level of total indebtedness. The Company's current rate is LIBOR plus 1.45%.

Pursuant to the requirements of the Line, which in effect require the Company to have at least 50% of its total indebtedness subject to a fixed rate of debt, the Company entered into an interest rate cap agreement in March 1999. The interest rate cap agreement eliminates the exposure to increases in 30-day LIBOR over 7.50% on $25,000 of the outstanding balances under the Line for the period March 25, 1999 through March 25, 2002.

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

The Company had $68,583 in long-term debt at March 31, 2001 that was subject to a fixed interest rate and principal payments. This debt is comprised of a 10-year loan with a 25-year amortization period with GE Capital Corporation, which carries an interest rate of 7.375%. This debt facility is collateralized with 14 of the Company's Current Hotels.

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


Funds From Operations

The Company considers Funds From Operations ("FFO") a widely used and appropriate measure of performance for an equity REIT. FFO, as defined by the National Association of Real Estate Investment Trusts, is income (loss) before minority interest (determined in accordance with generally accepted accounting principles), excluding extraordinary items and gains (losses) from sales of operating properties, plus real estate-related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. The Company further adjusts FFO by subtracting preferred share distributions and adding the change in deferred revenue during the period to eliminate the impact of Staff Accounting Bulletin No. 101. The calculation of FFO may vary from entity to entity and as such the presentation of FFO by the Company may not be comparable to other similarly titled measures of other reporting companies. FFO is not intended to represent cash flows for the period. FFO has not been presented as an alternative to operating income, but as an indicator of operating performance, and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles.

The following presents the Company's calculation of FFO and FFO per share (in thousands, except per share data):

                                                    Three Months Ended March 31,
                                                    ----------------------------
                                                        2001             2000
                                                        ----             ----
Loss before allocation to minority interest
  and cumulative effect of change in
  accounting principle                              $  (1,960)        $  (2,431)
Plus: depreciation                                      5,291             5,261
Plus: depreciation of joint venture properties            117                --
Plus: loss on sale of property                             --               262
Plus: deferred percentage lease revenue                 5,208             5,263
Plus: deferred percentage lease revenue of joint
  venture properties                                       69                --
Less: preferred stock dividends                        (1,734)           (1,734)
                                                    ---------         ---------
FFO                                                 $   6,991         $   6,621
                                                    =========         =========


Forward Looking Statements

This report contains certain "forward looking" statements within the meaning of
Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. You can identify these statements by use of words like "may," "will," "expect," "anticipate," "estimate," or "continue" or similar expressions. These statements represent the Company's judgment and are subject to risks and uncertainties that could cause actual operating results to differ materially from those expressed or implied in the forward-looking statements, including but not limited to the following risks: properties held for sale will not sell, financing risks, development risks including the risks of construction delays and cost overruns, lower than expected occupancy and average daily rates, non-issuance or delay of issuance of governmental permits, zoning restrictions, the increase of development costs in connection with projects that are not pursued to completion and non-payment of mezzanine loans. From time to time, these and additional risks are discussed in the Company's filings with the Securities and Exchange Commission, including but not limited to its Form S-3 Registration Statements, and its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and its other periodic reports.


Item 3 - Quantitative and Qualitative Disclosures About Market Risk ($ in thousands)

As of March 31, 2001, the Company's exposure to market risk for a change in interest rates related solely to debt outstanding under its $140,000 line of credit (the "Line"). Debt outstanding under the Line totaled $108,300 at March 31, 2001. The Line, which expires in January 2002, bears interest generally at rates from 30-day LIBOR plus 1.45% to 30-day LIBOR plus 1.70%, based, in part, on the Company's level of total indebtedness. The Company's current interest rate is 30-day LIBOR plus 1.45%. During 1999, the Company entered into an interest rate cap agreement to eliminate the exposure to increases in 30-day LIBOR over 7.50%, and therefore from its exposure to interest rate increases over 8.95% under the Line on a principal balance of $25,000 for the period of March 23, 1999 through March 25, 2002. In addition, on December 18, 2000, the Company completed an interest rate swap on $50,000 of its outstanding variable rate debt under the Line. The agreement is a contract to exchange floating rate interest payments for fixed interest payments periodically over the life of the agreement without the exchange of the underlying notional amounts. This transaction effectively replaces the Company's variable interest rate based on 30-day LIBOR on $50,000 of the Line with a fixed interest rate of 5.915% until December 18, 2002. The Line's interest rate spread is currently 1.45%, equating to an effective fixed rate of 7.365% on $50,000 until December 18, 2002. The differential actually paid or received on interest rate agreements is recognized as an adjustment to interest expense over the life of the swap. The weighted average interest rate on the Line for the three months ended March 31, 2001 was 7.31%. At March 31, 2001, the Company had $58,300 of variable rate debt outstanding under the Line that was exposed to fluctuations in the market rate of interest.

The definitive extent of the Company's interest rate risk under the Line is not quantifiable or predictable because of the variability of future interest rates and business financing requirements. If interest rates increased by 100 basis points, the Company's first quarter interest expense would have increased by approximately $144, based on the amount of variable rate debt outstanding and exposed to fluctuations in the market rate of interest at March 31, 2001. The Company does not enter into derivative or interest rate transactions for speculative purposes.

The following table presents the aggregate maturities and historical cost amounts of the Company's GE Capital Corporation fixed rate debt principal and interest rates by maturity dates at March 31, 2001:

           Maturity Date       Fixed Rate Debt       Interest Rate
           -------------       ---------------       -------------
                2001           $           898              7.375%
                2002                     1,278              7.375%
                2003                     1,376              7.375%
                2004                     1,480              7.375%
                2005                     1,594              7.375%
             Thereafter                 61,957              7.375%
                               ---------------       -------------
                               $        68,583              7.375%
                               ===============       =============

PART II - OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K.

         (a)  Exhibits - none.

         (b)  Report on Form 8-K.

              No reports on Form 8-K were filed during the quarter ended March 31, 2001.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            WINSTON HOTELS, INC.



Date     May 15, 2001       /s/ Joseph V. Green
      ------------------    ----------------------------------------------------
                            Joseph V. Green
                            Executive Vice President and Chief Financial Officer
                            (Authorized officer and Principal Financial Officer)