Form 10-Q
period 2001-06-30
WINSTON HOTELS INC
filed 2001-08-13
CIK 920605

===============================================================================

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549


                                    FORM 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended June 30, 2001     Commission file number 0-23732



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


         The number of shares of Common Stock, $.01 par value, outstanding on July 31, 2001 was 16,925,928.

===============================================================================

                              WINSTON HOTELS, INC.
                                      INDEX

                                                                                                                     Page
                                                                                                                     ----
PART I.           FINANCIAL INFORMATION

Item 1.           WINSTON HOTELS, INC.

                           Consolidated Balance Sheets as of June 30, 2001 (unaudited) and
                           December 31, 2000                                                                           3

                           Unaudited Consolidated Statements of Operations for the three months ended
                           June 30, 2001 and 2000                                                                      4

                           Unaudited Consolidated Statements of Operations for the six months ended                    5
                           June 30, 2001 and 2000

                           Unaudited Consolidated Statement of Shareholders' Equity for the six months
                           ended June 30, 2001                                                                         6

                           Unaudited Consolidated Statements of Cash Flows for the six months ended
                           June 30, 2001 and 2000                                                                      7

                           Notes to Consolidated Financial Statements                                                  8

                  CAPSTAR WINSTON COMPANY, L.L.C.  (1)

                           Note to Financial Statements                                                               11

                           Balance Sheets as of June 30, 2001 (unaudited) and December 31, 2000                       12

                           Unaudited Statements of Income for the three and six months ended
                           June 30, 2001 and 2000                                                                     13

                           Unaudited Statements of Cash Flows for the six months ended
                           June 30, 2001 and 2000                                                                     14

Item 2.           Management's Discussion and Analysis of Financial Condition and Results
                  of Operations                                                                                       15

Item 3.           Quantitative and Qualitative Disclosures about Market Risk                                          20

PART II.          OTHER INFORMATION

Item 1.           Legal Proceedings                                                                                   21

Item 4.           Submission of Matters to Vote of Security Holders                                                   21

Item 6.           Exhibits and Reports on Form 8-K                                                                    21

                  SIGNATURES                                                                                          22

         (1) The financial statements of CapStar Winston Company, L.L.C. ("CapStar Winston") are included in this report as they contain material information with respect to Winston Hotels, Inc.'s (the "Company") investment in hotel properties. As of June 30, 2001, CapStar Winston served as the lessee of 46 of the Company's 48 hotels. CapStar Winston also leases an operating hotel co-owned 51% by Marsh Landing Investment, L.L.C. and 49% by the Company. CapStar Winston is not affiliated with the Company other than through its lessee relationship.

                              WINSTON HOTELS, INC.
                          CONSOLIDATED BALANCE SHEETS
                   ($ IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                     ASSETS
                                                                                    June 30, 2001   December 31, 2000
                                                                                    -------------   -----------------
                                                                                     (unaudited)

Land                                                                                  $  41,012         $  41,948
Buildings and improvements                                                              357,257           361,768
Furniture and equipment                                                                  41,824            40,539
                                                                                      ---------         ---------
     Operating properties                                                               440,093           444,255
Less accumulated depreciation                                                            86,258            77,609
                                                                                      ---------         ---------
                                                                                        353,835           366,646
Properties under development                                                                581               236
                                                                                      ---------         ---------
       Net investment in hotel properties                                               354,416           366,882

Corporate FF&E, net                                                                       1,153             1,285
Cash                                                                                        706               167
Lease revenue receivable                                                                  9,808             7,127
Notes receivable                                                                          3,516             1,080
Investment in joint ventures                                                              8,396             8,700
Deferred expenses, net                                                                    2,820             3,375
Prepaid expenses and other assets                                                         6,741             5,694
                                                                                      ---------         ---------
               Total assets                                                           $ 387,556         $ 394,310
                                                                                      =========         =========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Long-term debt                                                                        $  68,289         $  68,872
Due to banks                                                                            102,500           103,800
Deferred percentage lease revenue                                                        11,262               499
Accounts payable and accrued expenses                                                     7,955             6,220
Distributions payable                                                                     6,837             6,829
Minority interest in Partnership                                                          8,121             9,374
                                                                                      ---------         ---------
               Total liabilities                                                        204,964           195,594
                                                                                      ---------         ---------

Shareholders' equity:
      Preferred stock, $.01 par value, 10,000,000 shares authorized,
        3,000,000 shares issued and outstanding (liquidation preference
        of $76,734)                                                                          30                30
      Common stock, $.01 par value, 50,000,000 shares authorized,
       16,925,928 and 16,897,028 shares issued and outstanding                              169               169
      Additional paid-in capital                                                        230,088           229,796
      Unearned compensation                                                                (750)             (771)
      Accumulated other comprehensive income (loss)                                      (1,180)               --
      Distributions in excess of earnings                                               (45,765)          (30,508)
                                                                                      ---------         ---------
               Total shareholders' equity                                               182,592           198,716
                                                                                      ---------         ---------
               Total liabilities and shareholders' equity                             $ 387,556         $ 394,310
                                                                                      =========         =========

    The accompanying notes are an integral part of the financial statements.

                              WINSTON HOTELS, INC.
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                        Three Months      Three Months
                                                                            Ended            Ended
                                                                        June 30, 2001    June 30, 2000
                                                                        -------------    -------------
Revenue:
    Percentage lease revenue                                               $ 10,466         $ 10,574
    Interest, joint venture and other income                                    856              191
                                                                           --------         --------
         Total revenue                                                       11,322           10,765
Expenses:
    Real estate taxes and property and casualty insurance                     1,778            1,705
    General and administrative                                                1,105            1,284
    Interest                                                                  3,074            3,326
    Depreciation                                                              5,244            5,275
    Amortization                                                                231              230
                                                                           --------         --------
         Total expenses                                                      11,432           11,820
         Loss before loss on sale of property and allocation to
            minority interest                                                  (110)          (1,055)
Loss on sale of property                                                       (682)              --
                                                                           --------         --------
         Loss before allocation to minority interest                           (792)          (1,055)
Loss allocation to minority interest                                           (180)            (199)
                                                                           --------         --------
         Net loss                                                              (612)            (856)
Preferred stock distribution                                                 (1,734)          (1,734)
                                                                           --------         --------
         Net loss applicable to common shareholders                        $ (2,346)        $ (2,590)
                                                                           ========         ========

Earnings per share:
         Net loss per common share                                         $  (0.14)        $  (0.15)
                                                                           ========         ========
         Net loss per common share assuming dilution                       $  (0.14)        $  (0.15)
                                                                           ========         ========
         Weighted average number of common shares                            16,926           16,896
         Weighted average number of common shares assuming dilution          18,249           18,194


    The accompanying notes are an integral part of the financial statements.

                              WINSTON HOTELS, INC.
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                             Six Months       Six Months
                                                                                Ended            Ended
                                                                            June 30, 2001    June 30, 2000
                                                                            -------------    -------------
Revenue:
     Percentage lease revenue                                                 $ 20,161         $ 20,224
     Interest, joint venture and other income                                    1,315              349
                                                                              --------         --------
          Total revenue                                                         21,476           20,573
Expenses:
     Real estate taxes and property and casualty insurance                       3,754            3,788
     General and administrative                                                  2,497            2,419
     Interest                                                                    6,293            6,597
     Depreciation                                                               10,535           10,536
     Amortization                                                                  467              457
                                                                              --------         --------
          Total expenses                                                        23,546           23,797
                                                                              --------         --------
          Loss before loss on sale of property, allocation to minority interest, and cumulative effect of change in accounting
             principle                                                          (2,070)          (3,224)
Loss on sale of property                                                          (682)            (262)
                                                                              --------         --------
          Loss before allocation to minority interest and
             cumulative effect of change in accounting principle                (2,752)          (3,486)
 Loss allocation to minority interest                                             (443)            (496)
                                                                              --------         --------
          Loss before cumulative effect of change in accounting
             principle                                                          (2,309)          (2,990)
                                                                              --------         --------
Cumulative effect of change in accounting principle - gross                         --             (720)
Cumulative effect of change in accounting principle - allocation to
        minority interest                                                           --               52
                                                                              --------         --------
Cumulative effect of change in accounting principle - net                           --             (668)
                                                                              --------         --------
          Net loss                                                              (2,309)          (3,658)
Preferred stock distribution                                                    (3,469)          (3,469)
                                                                              --------         --------
          Net loss applicable to common shareholders                          $ (5,778)        $ (7,127)
                                                                              ========         ========
Earnings per share:
      Loss before cumulative effect of change in accounting
          principle per common share                                          $  (0.34)        $  (0.38)
                                                                              ========         ========
      Loss before cumulative effect of change in accounting
          principle per common share assuming dilution                        $  (0.34)        $  (0.38)
                                                                              ========         ========
      Net loss per common share                                               $  (0.34)        $  (0.42)
                                                                              ========         ========
      Net loss per common share assuming dilution                             $  (0.34)        $  (0.42)
                                                                              ========         ========
      Weighted average number of common shares                                  16,926           16,883
      Weighted average number of common shares assuming dilution                18,237           18,181


    The accompanying notes are an integral part of the financial statements.

                              WINSTON HOTELS, INC.
            UNAUDITED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                     FOR THE SIX MONTHS ENDED JUNE 30, 2001
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                                                     ACCUMULATED
                                          PREFERRED STOCK    COMMON STOCK   ADDITIONAL                DISTRIBUTIONS     OTHER
                                          ---------------  ---------------   PAID-IN      UNEARNED    IN EXCESS OF  COMPREHENSIVE
                                          SHARES  DOLLARS  SHARES  DOLLARS   CAPITAL    COMPENSATION     EARNINGS    INCOME (LOSS)
                                          ------  -------  ------  -------  ----------  ------------  ------------- -------------
Balances at December 31, 2000              3,000  $    30  16,897  $   169   $ 229,796     $  (771)     $ (30,508)     $    --

Issuance of shares                            --       --      29       --         209        (209)            --           --
Distributions ($0.28 per common share)        --       --      --       --          --          --         (9,479)          --
Distributions ($0.578 per preferred share)    --       --      --       --          --          --         (3,469)          --
Unearned compensation amortization            --       --      --       --          --         230             --           --
Minority interest equity adjustment           --       --      --       --          83          --             --           --
Comprehensive income (loss):
  Net loss                                    --       --      --       --          --          --         (2,309)          --
  Cumulative effect of change in
    accounting principle                      --       --      --       --          --          --             --         (245)
  Effective portion of derivative
    instruments                               --       --      --       --          --          --             --         (935)
      Total comprehensive income (loss)       --       --      --       --          --          --             --           --
                                          ------- -------  ------  -------  ----------  ------------  ------------- -------------
Balances at June 30, 2001                   3,000 $    30  16,926  $   169  $  230,088     $  (750)     $ (45,765)     $(1,180)
                                          ======= =======  ======  =======  ==========  ============  ============= =============


                                                  TOTAL
                                               SHAREHOLDERS'
                                                  EQUITY
                                               -------------
Balances at December 31, 2000                   $   198,716

Issuance of shares                                       --
Distributions ($0.28 per common share)               (9,479)
Distributions ($0.578 per preferred share)           (3,469)
Unearned compensation amortization                      230
Minority interest equity adjustment                      83
Comprehensive income (loss):
  Net loss
  Cumulative effect of change in
    accounting principle
  Effective portion of derivative
    instruments
      Total comprehensive income (loss)              (3,489)
                                               -------------
Balances at June 30, 2001                       $   182,592
                                               =============


    The accompanying notes are an integral part of the financial statements.

                              WINSTON HOTELS, INC.
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                 Six Months        Six Months
                                                                                    Ended             Ended
                                                                                June 30, 2001    June 30, 2000
                                                                                -------------    -------------
Cash flows from operating activities:
     Net loss                                                                     $ (2,309)        $ (3,658)
     Adjustments to reconcile net loss to net cash
     provided by operating activities:
          Minority interest                                                           (443)            (548)
          Depreciation                                                              10,535           10,536
          Amortization                                                                 467              457
          Loss on sale of hotel properties                                             682              262
          Unearned compensation amortization                                           230              289
     Changes in assets and liabilities:
          Lease revenue receivable                                                  (2,681)          (3,462)
          Deferred lease revenue                                                    10,763           12,759
          Prepaid expenses and other assets                                         (1,047)            (407)
          Accounts payable and accrued expenses                                        420            1,201
                                                                                  --------         --------
                        Net cash provided by operating activities                   16,617           17,429
                                                                                  --------         --------
Cash flows from investing activities:
     Deferred acquisition/disposition costs                                            101                6
     Investment in hotel properties, net                                            (2,779)          (3,590)
     Investment in joint ventures                                                      304           (1,168)
     Sale of hotel properties                                                        4,308            2,497
     Issuance of mezzanine loans                                                    (2,436)              --
                                                                                  --------         --------
                       Net cash used in investing activities                          (502)          (2,255)
                                                                                  --------         --------
Cash flows from financing activities:
     Fees paid in connection with financing facilities                                 (26)             (94)
     Fees paid to register additional shares                                            --              (32)
     Payment of distributions to shareholders                                      (12,940)         (12,907)
     Payment of distributions to minority interest                                    (727)            (727)
     Net decrease due to banks                                                      (1,300)            (700)
     Decrease in long-term debt                                                       (583)            (541)
                                                                                  --------         --------
                       Net cash used in financing activities                       (15,576)         (15,001)
                                                                                  --------         --------
Net increase in cash                                                                   539              173
Cash at beginning of period                                                            167               28
                                                                                  --------         --------
Cash at end of period                                                             $    706         $    201
                                                                                  ========         ========
Supplemental disclosure:
          Cash paid for interest                                                  $  6,635         $  5,365
                                                                                  ========         ========
Summary of non-cash investing and financing activities:
     Contribution of land parcel to joint venture                                 $     --         $  1,517
     Distributions to shareholders declared but not paid                             6,473            6,465
     Distributions to minority interest declared but not paid                          364              364
     Deferred equity compensation                                                      209              697
     Fair market value adjustment of derivative instruments                         (1,180)              --
     Minority interest payable adjustment due to the issuance
        of common shares and accumulated other comprehensive income (loss)             (83)              29

    The accompanying notes are an integral part of the financial statements.

                              WINSTON HOTELS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

1.   ORGANIZATION

     Winston Hotels, Inc. (the "Company") operates so as to qualify as a real estate investment trust ("REIT") for federal income tax purposes. The accompanying unaudited consolidated financial statements reflect, in the opinion of management, all adjustments necessary for a fair presentation of the interim financial statements. All such adjustments are of a normal and recurring nature. Due to the seasonality of the hotel business and the revenue recognition requirements of Staff Accounting Bulletin No. 101 ("SAB 101"), the information for the three and six months ended June 30, 2001 and 2000 is not necessarily indicative of the results for a full year. This Form 10-Q should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2000.


2.   ADOPTION OF SFAS 133

     On January 1, 2001, the Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which establishes accounting and reporting standards for derivative instruments. Specifically, SFAS No. 133 requires an entity to recognize all derivatives as either assets or liabilities on the balance sheet and to measure those instruments at fair value. Additionally, the fair value adjustments will affect either shareholders' equity or net income depending on whether the derivative instrument qualifies as a hedge for accounting purposes and, if so, the nature of the hedging activity.

     In the normal course of business, the Company is exposed to the effect of interest rate changes. The Company limits these risks by following established risk management policies and procedures including the use of derivatives. Derivatives are used primarily to fix the rate on debt based on floating-rate indices and manage the cost of borrowing obligations. The Company does not use derivatives for trading or speculative purposes. Further, the Company has a policy of only entering into contracts with major financial institutions based upon their credit ratings and other factors. The Company uses a variety of methods and assumptions based on market conditions and risks existing at each balance sheet date to determine the fair values of derivative instruments. All methods of assessing fair value result in a general approximation of value, and such value may never actually be realized.

     As of January 1, 2001, the adoption of the new standard resulted in derivative instruments reported on the Company's Consolidated Balance Sheets of $1 in assets and $245 in liabilities; an adjustment of $(245) to "Accumulated other comprehensive income (loss)," which are gains and losses not affecting retained earnings in the Consolidated Statement of Shareholders' Equity; and a loss of $17 recorded in "General and administrative" expense in the Consolidated Statements of Operations.

     The Company's financing facilities consist of a $140,000 variable rate line of credit and a $71,000 fixed rate loan with a ten-year maturity and a twenty-five-year amortization period. To reduce overall interest cost, the Company uses interest rate instruments, currently an interest rate cap agreement and an interest rate swap agreement to convert a portion of its variable-rate debt to fixed-rate debt. Interest rate differentials that arise under these agreements are recognized in interest expense over the life of the contracts.

     The following table summarizes the notional values and fair values of the Company's derivative financial instruments. The notional value at June 30, 2001 provides an indication of the extent of the Company's involvement in these instruments at that time, but does not represent exposure to credit, interest rate or market risks.

                                                 NOTIONAL       INTEREST
                        AT JUNE 30, 2001           VALUE          RATE        MATURITY       FAIR VALUE
                        ----------------           -----          ----        --------       ----------
                    Interest Rate Swap            $ 50,000        5.915%        12/2002      $  (1,180)
                    Interest Rate Cap             $ 25,000        7.500%         3/2002             --

     The derivative financial instruments listed in the table above convert variable payments to fixed payments and are, therefore, characterized as cash flow hedges. Cash flow hedges address the risk associated with future cash flows of debt transactions. On June 30, 2001, the derivative instruments were reported at their fair values of $(1,180) and included in "Accounts payable and accrued expenses" on the Consolidated Balance Sheets. Offsetting adjustments are represented as deferred gains or losses in "Accumulated other comprehensive income (loss)".

     Over time, the unrealized gains and losses held in "Accumulated other comprehensive income (loss)" would be reclassified into earnings in the same periods in which the hedged interest payments affect earnings. Within the next twelve months, due to the projected differences between the fixed interest rate under the Company's swap agreement and the variable interest rate under the $140,000 line of credit, the Company estimates that approximately $800 of the current balance held in "Accumulated other comprehensive income (loss)" will be reclassified into earnings.


3.   SUMMARIZED FINANCIAL STATEMENT INFORMATION FOR JOINT VENTURES

     During 1999 and 2000, the Company entered into three joint venture agreements to develop and own hotel properties, two with Regent Partners, Inc. and one with Marsh Landing Investment, L.L.C. The Company owns a 49% interest in each of the three joint ventures. As of June 30, 2001, the joint ventures had completed construction of a Hilton Garden Inn in Windsor, CT, a Hampton Inn in Ponte Vedra, FL and a Hilton Garden Inn in Evanston, IL. All three hotels are currently operating, as the last of the three hotels to be developed, the Evanston Hilton Garden Inn, opened on July 2, 2001.

     As of June 30, 2001, total assets of the three joint ventures were $41,928, total liabilities were $26,528, and total equity was $15,400. For the three and six months ended June 30, 2001, total revenue of the three joint ventures was $711 and $1,336, respectively, total expenses were $638 and $1,343, respectively, resulting in net income of $73 and net loss of $7, respectively. Per the requirements of SAB 101, $139 and $279 of total revenue was deferred during the three and six months ended June 30, 2001, all of which will be recognized in the second half of 2001.


4.   EARNINGS PER SHARE

     The following is a reconciliation of the net loss applicable to common shareholders used in the net loss per common share calculation to the net loss assuming dilution used in the net loss per common share - assuming dilution calculation.

                                            THREE MONTHS ENDED JUNE 30,      SIX MONTHS ENDED JUNE 30,
                                                2001            2000            2001            2000
                                              -------         -------         -------         -------
Net loss                                      $  (612)        $  (856)        $(2,309)        $(3,658)
Less: preferred stock distribution              1,734           1,734           3,469           3,469
                                              -------         -------         -------         -------
Net loss applicable to common
    shareholders                               (2,346)         (2,590)         (5,778)         (7,127)
Plus: loss allocation to minority
    interest                                     (180)           (199)           (443)           (496)
Plus: cumulative effect of
    change in accounting
    principle - allocation to minority
    interest                                       --              --              --             (52)
                                              -------         -------         -------         -------
Net loss assuming dilution                    $(2,526)        $(2,789)        $(6,221)        $(7,675)
                                              =======         =======         =======         =======

    The following is a reconciliation of the weighted average shares used in the calculation of net loss per common share to the weighted average shares used in the calculation of net loss per common share - assuming dilution:

                                      THREE MONTHS ENDED JUNE 30,  SIX MONTHS ENDED JUNE 30,
                                          2001          2000          2001          2000
                                         ------        ------        ------        ------
Weighted average number of
   common shares                         16,926        16,896        16,926        16,883
Units with redemption rights              1,323         1,298         1,311         1,298
                                         ------        ------        ------        ------
Weighted average number of
  common shares assuming dilution        18,249        18,194        18,237        18,181
                                         ======        ======        ======        ======

    The Company declared quarterly cash dividends of $0.28 per common share and $0.578125 per preferred share during each of the first two quarters of 2001.


5.  SALE OF RALEIGH COMFORT INN

    The Company sold the Comfort Inn hotel in Raleigh, NC during the second quarter of 2001 for total cash proceeds of $3,800, resulting in a net loss of $682.

                         CAPSTAR WINSTON COMPANY, L.L.C.
                          NOTE TO FINANCIAL STATEMENTS


The accompanying unaudited financial statements are prepared by and are the sole responsibility of CapStar Winston Company, L.L.C. ("CapStar Winston"). CapStar Winston leased 46 of the Company's 48 hotels as of June 30, 2001 and one hotel co-owned 51% by Marsh Landing Investment, L.L.C. and 49% by the Company. Other than this lessee relationship, CapStar Winston is not affiliated with the Company. These financial statements reflect, in the opinion of CapStar Winston's management, all adjustments necessary for a fair presentation of the interim financial statements. All such adjustments are of a normal and recurring nature. Certain reclassifications have been made to the 2000 financial statements to conform to the 2001 presentation. These reclassifications have no effect on net income or members' capital previously reported.

                         CAPSTAR WINSTON COMPANY, L.L.C.
                                 BALANCE SHEETS
                                 (IN THOUSANDS)

                                     ASSETS
                                                                             June 30, 2001   December 31, 2000
                                                                             -------------   -----------------
Current assets:                                                                (unaudited)
     Cash and cash equivalents                                                    $ 2,499        $   762
     Accounts receivable, net of allowance for doubtful accounts of
        $101 and $112                                                               3,252          2,275
     Due from affiliates                                                           13,668         11,005
     Deposits and other assets                                                      1,002          1,114
                                                                                  -------        -------
                  Total current assets                                             20,421         15,156
                                                                                  -------        -------

Furniture, fixtures and equipment, net of accumulated depreciation of
    $248 and $209                                                                     182            221
Intangible assets, net of accumulated amortization of $883 and $716                 9,684          9,851
Deferred franchise costs, net of accumulated amortization of $190 and $178            448            498
Restricted cash                                                                        25             61
                                                                                  -------        -------

                  Total assets                                                    $30,760        $25,787
                                                                                  =======        =======


                        LIABILITIES AND MEMBERS' CAPITAL

Current liabilities:
     Accounts payable                                                             $ 1,926        $ 1,147
     Accrued expenses                                                               4,303          4,146
     Percentage lease payable to Winston Hotels, Inc.                               9,728          7,129
     Advance deposits                                                                 241            178
                                                                                  -------        -------
                  Total current liabilities                                        16,198         12,600
                                                                                  -------        -------

Members' capital                                                                   14,562         13,187
                                                                                  -------        -------

                  Total liabilities and members' capital                          $30,760        $25,787
                                                                                  =======        =======


                 See accompanying note to financial statements.

                         CAPSTAR WINSTON COMPANY, L.L.C.
                         UNAUDITED STATEMENTS OF INCOME
                                 (IN THOUSANDS)

                                                    Three Months Ended June 30,    Six Months Ended June 30,
                                                        2001           2000           2001           2000
                                                      -------        -------        -------        -------
Revenue:
     Rooms                                            $33,814        $34,509        $64,955        $65,305
     Food and beverage                                  1,904          2,090          3,802          3,997
     Telephone and other operating departments          1,554          1,808          3,039          3,400
                                                      -------        -------        -------        -------
              Total revenue                            37,272         38,407         71,796         72,702
                                                      -------        -------        -------        -------

Operating costs and expenses:
     Rooms                                              7,467          7,574         14,618         14,722
     Food and beverage                                  1,421          1,495          2,859          2,907
     Telephone and other operating departments            953          1,043          1,803          1,934
Undistributed expenses:
     Lease                                             15,336         16,241         29,526         30,221
     Administrative and general                         3,047          3,039          6,092          6,624
     Sales and marketing                                1,631          1,650          3,551          3,415
     Franchise fees                                     2,442          2,473          4,685          4,655
     Repairs and maintenance                            1,589          1,579          3,224          3,174
     Energy                                             1,494          1,378          2,986          2,807
     Other                                                510            427            846            775
     Depreciation and amortization                        115            261            231            522
                                                      -------        -------        -------        -------
              Total expenses                           36,005         37,160         70,421         71,756
                                                      -------        -------        -------        -------

Net income                                            $ 1,267        $ 1,247        $ 1,375        $   946
                                                      =======        =======        =======        =======


                 See accompanying note to financial statements.

                         CAPSTAR WINSTON COMPANY, L.L.C.
                       UNAUDITED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                       Six Months Ended   Six Months Ended
                                                                                         June 30, 2001      June 30, 2000
                                                                                       ----------------   ----------------
Cash flows from operating activities:
   Net income                                                                               $ 1,375         $   946
   Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization                                                             231             522
      Write-off deferred franchise costs, net                                                    25              11
   Changes in operating assets and liabilities:
      Accounts receivable, net                                                                 (977)           (681)
      Due from affiliates                                                                    (2,663)         (4,421)
          Deposits and other assets                                                             112             187
          Restricted cash                                                                        36             (14)
      Accounts payable and accrued expenses                                                     936           1,275
      Percentage lease payable to Winston Hotels, Inc.                                        2,599           3,468
      Advance deposits                                                                           63              20
                                                                                            -------         -------
Net cash provided by operating activities                                                     1,737           1,313
                                                                                            -------         -------

Cash flows from investing activities:
    Additions of furniture, fixtures and equipment                                               --             (22)
                                                                                            -------         -------
Net cash used in investing activities                                                            --             (22)
                                                                                            -------         -------

Net increase in cash and cash equivalents                                                     1,737           1,291
Cash and cash equivalents at beginning of period                                                762           1,051
                                                                                            -------         -------

Cash and cash equivalents at end of period                                                  $ 2,499         $ 2,342
                                                                                            =======         =======

                 See accompanying note to financial statements.

ITEM 2 -   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
           CONDITION AND RESULTS OF OPERATIONS
           ($ IN THOUSANDS)


OVERVIEW

Winston Hotels, Inc. (the "Company") operates as a real estate investment trust ("REIT") to invest in hotel properties. The Company owned 48 hotels (the "Current Hotels") in 12 states with an aggregate of 6,574 rooms as of June 30, 2001. The Company owned 38 hotels as of December 31, 1997, acquired eight hotels and opened five internally developed hotels in 1998 (the "1998 Hotels"), and sold two hotels in 2000 and one hotel in 2001. The Company currently leases 46 of the total 48 Current Hotels to CapStar Winston Company, L.L.C. ("CapStar Winston"), a wholly owned subsidiary of MeriStar Hotels and Resorts, Inc., one of the Current Hotels to Bristol Hotel Tenant Company, a wholly owned subsidiary of Six Continents, Inc. ("Six Continents"), formerly known as Bass Hotels and Resorts, and one of the Current Hotels to Secaucus Holding Corporation, a wholly owned subsidiary of Prime Hospitality Corp. ("Prime") under leases that provide for rent payments based, in part, on revenues from the Current Hotels ("Percentage Leases") through which the Company receives its principal source of revenue.

The Company also owns a 49% ownership interest in three joint ventures, each of which owns an operating hotel, (collectively the "Joint Venture Hotels"). The Joint Venture Hotels consist of a Hilton Garden Inn located in Windsor, CT, a Hampton Inn located in Ponte Vedra, FL and a Hilton Garden Inn located in Evanston, IL, which was the last hotel to open on July 2, 2001. The Joint Venture Hotels have a total of 454 rooms. The Windsor, CT Hilton Garden Inn hotel is leased by Six Continents, and the Ponte Vedra, FL Hampton Inn hotel and Evanston, IL Hilton Garden Inn hotel are both leased by CapStar Winston. Additionally, the Company has provided mezzanine financing to two unrelated parties for two other hotels in which the Company has no ownership interest. These hotels include a Hilton Garden Inn located in Atlanta, GA that opened in April 2001, and a Hilton Garden Inn located in Tampa, FL that is under construction and scheduled to open in May 2002.


RESULTS OF OPERATIONS

The Company adopted Staff Accounting Bulletin No. 101 ("SAB 101") on January 1, 2000. SAB 101 requires that a lessor not recognize contingent rental income until the lessee has achieved annual specified hurdles. SAB 101 effectively defers percentage lease revenue from first and second quarters to the third and fourth quarters. The Company's deferred percentage lease revenue totaled $5,555 for the second quarter of 2001 versus $6,776 for the second quarter of 2000. Had the Company not adopted SAB 101, the Company would have reported percentage lease revenue totaling $16,021 during the second quarter of 2001 versus $17,350 during the second quarter of 2000. SAB 101 will have no impact on the Company's Funds From Operations ("FFO"), or its interim or annual cash flow from its third party lessees, and therefore, on its ability to pay dividends.

The following table outlines the number of hotels owned by the Company by service type as of June 30, 2001 and 2000.

                                         JUNE 30,             JUNE 30,
   TYPE OF HOTEL                           2001                 2000
   -------------                     ----------------     ----------------

   Limited-service hotels                    28                   30
   Extended-stay hotels                       9                    9
   Full-service hotels                       11                   11
                                     ----------------     ----------------

   Total                                     48                   50
                                     ================     ================

THE COMPANY

ACTUAL - THREE MONTHS ENDED JUNE 30, 2001 VS. ACTUAL - THREE MONTHS ENDED JUNE 30, 2000

The Company had revenue of $11,322 in the three months ended June 30, 2001, consisting of $10,466 of percentage lease revenue and $856 of interest, joint venture and other income. Percentage lease revenue decreased $108 to $10,466 in 2001 from $10,574 in 2000. The Company's deferred percentage lease revenue for the three months ended June 30, 2001 and

June 30, 2000 was $5,555 and $6,776, respectively. Had the Company not adopted SAB 101 on January 1, 2000, percentage lease revenue for the three months ended June 30, 2001 would have been $16,021 versus $17,350 for the three months ended June 30, 2000. This decrease was primarily due to the decline in revenue per available room ("RevPar") during May and June 2001 as well as the sales of the Comfort Inn hotel in Raleigh, NC in April 2001 and the Hampton Inn hotel in Duncanville, TX in September 2000. The decline in RevPar was primarily due to weaker economic conditions and an increase in hotel room supply in the market during the second quarter of 2001, resulting in lower occupancy rates. The Company expects lower occupancy rates versus the prior year for the remainder of 2001 resulting in lower RevPar versus the prior year, in the range of 0% to negative 3%. Interest, joint venture and other income increased $665 from $191 in 2000 to $856 in 2001. This increase was primarily due to increases in interest income from mezzanine loans, development services fee income and earnings from joint ventures.

Real estate taxes and property insurance costs incurred in 2001 were $1,778, relatively flat compared to $1,705 in 2000. General and administrative expenses decreased $179 to $1,105 in 2001 from $1,284 in 2000. This decrease was primarily attributable to the Company's cost cutting efforts and reduced professional fees. Interest expense decreased $252 to $3,074 in 2001 from $3,326 in 2000. This decrease was primarily due to a decrease of 0.74% in the Company's weighted average interest rate from 7.48% in 2000 to 6.74% in 2001. Weighted average outstanding borrowings increased slightly from $173,704 in 2000 to $174,892 in 2001. Depreciation expense and amortization expense remained flat from $5,275 and $230, respectively, in 2000 to $5,244 and $231, respectively, in 2001.

ACTUAL - SIX MONTHS ENDED JUNE 30, 2001 VS. ACTUAL - SIX MONTHS ENDED JUNE 30, 2000

The Company had revenue of $21,476 in 2001, consisting of $20,161 of percentage lease revenue and $1,315 of interest, joint venture and other income. Percentage lease revenue decreased $63 to $20,161 in 2001 from $20,224 in 2000. The Company's deferred percentage lease revenue for the six months ended June 30, 2001 and June 30, 2000 was $10,763 and $12,045, respectively. Had the Company not adopted SAB 101 on January 1, 2000, percentage lease revenue for the six months ended June 30, 2001 would have been $30,924 versus $32,269 for the six months ended June 30, 2000. This decrease was primarily due to a decline in RevPar during the second quarter of 2001, the sales of the Comfort Inn hotel in Raleigh, NC in April 2001, the Hampton Inn hotel in Duncanville, TX in September 2000, and the Comfort Suites hotel in London, KY in February 2000, as well as a 28-day February in 2001 versus a 29-day February in 2000. The decline in RevPar was primarily due to weaker economic conditions and an increase in hotel room supply in the market during the second quarter of 2001, resulting in lower occupancy rates. Interest, joint venture and other income increased $966 from $349 in 2000 to $1,315 in 2001. This increase was primarily due to increases in interest income from mezzanine loans, development services fee income and earnings from joint ventures.

Real estate taxes and property insurance costs incurred in 2001 were $3,754, relatively flat from $3,788 in 2000. General and administrative expenses increased $78 to $2,497 in 2001 from $2,419 in 2000. This increase was primarily attributable to increases in new business development expenses related to mezzanine financing opportunities, offset by savings in accounting, communications and other professional fees. Interest expense decreased $304 to $6,293 in 2001 from $6,597 in 2000. This decrease was primarily due to a decrease of 0.38% in the Company's weighted average interest rate from 7.49% in 2000 to 7.11% in 2001. Weighted average outstanding borrowings increased slightly from $174,115 in 2000 to $175,109 in 2001. Depreciation expense and amortization expense remained flat from $10,536 and $457, respectively, in 2000 to $10,535 and $467, respectively, in 2001.


CAPSTAR WINSTON

ACTUAL - THREE MONTHS ENDED JUNE 30, 2001 VS. ACTUAL - THREE MONTHS ENDED JUNE 30, 2000

CapStar Winston had room revenue of $33,814 in 2001, a decrease of $695 from $34,509 in 2000. This decrease was due to a decrease in the average occupancy rate from 74.9% to 69.3%, offset by an increase in the average daily rate ("ADR") from $77.24 to $82.05, resulting in a RevPar decrease from $57.86 to $56.82. Food and beverage revenue decreased $186 to $1,904 from $2,090. This decrease was due to a decline in revenue from restaurants resulting from the decreased occupancy rates. Telephone and other operating departments revenue decreased $254 to $1,554 from $1,808 due to a decrease in revenue from long distance calls resulting from decreased occupancy rates and increased use of cellular phones by business travelers.

CapStar Winston had total expenses in 2001 of $36,005, a decrease of $1,155 from $37,160 in 2000. This decrease was primarily due to a decline in lease expense resulting from lower room revenues.

ACTUAL - SIX MONTHS ENDED JUNE 30, 2001 VS. ACTUAL - SIX MONTHS ENDED JUNE 30, 2000

CapStar Winston had room revenue of $64,955 in 2001, a decrease of $350 from $65,305 in 2000. This decrease was primarily due to a decrease in the average occupancy rate from 71.3% to 67.0%, partially offset by an increase in ADR from $76.53 to $81.86. Despite the decrease in room revenue, RevPar increased from $54.59 in 2000 to $54.82 in 2001 primarily due to the fact that 2000 was a leap year resulting in a variance in available rooms of approximately 6,000 rooms. Food and beverage revenue decreased $195 to $3,802 from $3,997. This decrease was due to a decline in revenue from restaurants resulting from the decreased occupancy rates. Telephone and other operating departments revenue decreased $361 to $3,039 from $3,400 due to a decrease in revenue from long distance calls resulting from decreased occupancy rates and increased use of cellular phones by business travelers.

CapStar Winston had total expenses in 2001 of $70,421, a decrease of $1,335 from $71,756 in 2000. The decrease was mainly due to a decline in both lease expense and administrative and general expenses. Lease expense declined as a result of decreased room revenues. Administrative and general expenses were lower due to reductions in legal fees, bad debt expense, security and corporate reimbursable.


LIQUIDITY AND CAPITAL RESOURCES

The Company finances its operations from operating cash flow, which is principally derived from Percentage Leases. For the six months ended June 30, 2001, cash flow provided by operating activities was $16,617 and funds from operations, which is equal to net income before allocation to minority interest (excluding gains/losses on sales of operating property), plus adjustments for unconsolidated joint ventures, plus depreciation, less preferred share distributions, plus the change in deferred revenue resulting from SAB 101, was $16,108. Under federal income tax law provisions applicable to REITs, the Company is required to distribute at least 90% of its taxable income to maintain its tax status as a REIT. During the first and second quarters of 2001, the Company declared distributions of $12,948 to its common and preferred shareholders. The Company intends to fund cash distributions to shareholders out of cash flow from operating activities. The Company may incur, or cause Winn Limited Partnership to incur, indebtedness to meet distribution requirements imposed on the Company under the Internal Revenue Code (including the requirement that a REIT distribute to its shareholders annually at least 90% of its taxable income) to the extent that available capital and cash flow from the Company's investments are insufficient to make such distributions.

The Company's net cash used in investing activities for the six months ended June 30, 2001 totaled $502. The Company received net cash proceeds totaling $4,308 from the sale of the Raleigh, NC Comfort Inn hotel and a land parcel adjacent to the Abingdon, VA Holiday Inn Express hotel. The sale of the Raleigh, NC Comfort Inn hotel resulted in a net loss of $682. Proceeds from asset sales are used for debt reduction and to invest in new, premium and upscale properties. Total gross capital expenditures at the Current Hotels totaled $4,111. The Company plans to spend approximately $5,800 renovate certain of its Current Hotels during the next six months. These expenditures exceed the 5% of room revenues for its hotels (7% of room revenues and food and beverage revenues for one of its full-service hotels) which the Company is required to spend under its Percentage Leases for periodic capital improvements and the refurbishment and replacement of furniture, fixtures and equipment at its Current Hotels. These capital expenditures are funded from operating cash flow, and possibly from borrowings under the Company's $140,000 line of credit, sources which are expected to be adequate to fund such capital requirements. These capital expenditures are in addition to amounts spent on normal repairs and maintenance which have approximated 4.5% and 4.4% of room revenues for each of the six months ended June 30, 2001 and 2000, respectively, and are paid by the Company's lessees: CapStar Winston, Prime and Six Continents.

During 1999, the Company entered into a joint venture agreement with Regent Partners, Inc., (the "Regent Joint Venture") to jointly develop hotel properties. The first hotel developed by the Regent Joint Venture, a full service 158-room Hilton Garden Inn in Windsor, CT, opened in September 2000. The second hotel developed by the Regent Joint Venture, a full service 178-room Hilton Garden Inn in Evanston, IL, was opened in July 2001. As of June 30, 2001, the Company had invested $7,004 in the Regent Joint Venture.

In addition, during the first quarter of 2000, the Company entered into a joint venture agreement with Marsh Landing Investment, L.L.C., (the "Marsh Landing Joint Venture") to jointly develop hotel properties. Marsh Landing Investment, L.L.C. is owned by the Company's Chairman, Charles M. Winston, and Board Member, James H. Winston. The first hotel developed by the Marsh Landing Joint Venture, a 118-room Hampton Inn in Ponte Vedra, FL, opened in December 2000. As of June 30, 2001, the Company had invested $1,392 in the Marsh Landing Joint Venture.

As of June 30, 2001, total assets of the three joint ventures were $41,928, total liabilities were $26,528, and total equity was $15,400. For the three months and six months ended June 30, 2001, total revenue of the three joint ventures was $711 and $1,336, respectively, total expenses were $638 and $1,343, respectively, resulting in net income of $73 and net loss of $7, respectively. Per the requirements of SAB 101, $139 and $279 of total revenue was deferred during the three and six months ended June 30, 2001, all of which will be recognized in the second half of 2001.

The Company holds a 49 percent ownership interest in all three joint venture projects. Under the terms of each joint venture, in addition to receiving fees for its development and purchasing services during construction, the Company will receive ongoing asset management fees. The Company receives cash distributions of each Joint Venture's operating profits on a quarterly basis.

The Company's investing activities also included the issuance of mezzanine loans totaling $2,436. On July 5, 2000, the Company entered into a strategic alliance with Noble Investment Group, Ltd. ("Noble") to partially finance and develop two Hilton Garden Inn hotels in Atlanta, GA and Tampa, FL and to explore other similar upscale Hilton and Marriott opportunities. In July 2000, the Company provided a $1,080 mezzanine loan for the 122-room Hilton Garden Inn in Atlanta and in February 2001 provided a $2,186 mezzanine loan for the 150-room Hilton Garden Inn in Tampa. Noble is responsible for providing the remainder of the funding and will own and operate the hotels. The Atlanta project opened in April 2001 and the Tampa project is under construction and scheduled to open in May 2002. In connection with the alliance, the Company co-developed the Atlanta project with Noble, is providing all development services for the Tampa project, and accordingly receives fees for its development services. The Company currently receives interest income from these mezzanine loans. As each hotel opens, the Company also participates in the hotel's gross lease revenue, a portion of which is paid and a portion of which accrues until the loan is paid off. The Company continues to seek additional mezzanine financing opportunities.

The Company's net cash used in financing activities during the six months ended June 30, 2001 totaled $15,576. This amount included the payment of distributions to shareholders of $12,940, the payment of distributions to the Partnership's minority interest of $727, long-term debt payments of $583 and a net reduction of $1,300 in the outstanding debt balance under the Company's $140,000 line of credit (the "Line").

The Line is collateralized with 28 of the Company's Current Hotels. The Line bears interest generally at rates from LIBOR plus 1.45% to LIBOR plus 1.70%, based primarily upon the Company's level of total indebtedness. The Company's current rate is LIBOR plus 1.45%. The outstanding balance under the Line at June 30, 2001 was $102,500.

Pursuant to the requirements of the Line, which in effect require the Company to have at least 50% of its total indebtedness subject to a fixed rate of interest, the Company entered into an interest rate cap agreement in March 1999. The interest rate cap agreement eliminates the exposure to increases in 30-day LIBOR over 7.50% on $25,000 of the outstanding balances under the Line for the period March 25, 1999 through March 25, 2002.

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

The Line will mature in January 2002. The Company is currently in negotiations to refinance the Line and intends to do so by the fourth quarter of 2001.

The Company had $68,289 in long-term debt at June 30, 2001 that was subject to a fixed interest rate and principal payments. This debt is comprised of a 10-year loan with a 25-year amortization period with GE Capital Corporation, which carries an interest rate of 7.375%. This debt facility is collateralized with 14 of the Company's Current Hotels.

The Company continues to seek additional mezzanine loan opportunities and to acquire and develop additional hotel properties that meet its investment criteria and is continually evaluating such opportunities. It is expected that future mezzanine loans and hotel acquisitions will be financed, in whole or in part, from additional follow-on offerings, from borrowings under the Line, from joint venture agreements, from the net sale proceeds of hotel properties and/or from the issuance of other debt or equity securities. There can be no assurances that the Company will make any further mezzanine loans or any investment in additional hotel properties, or that any hotel development will be undertaken, or if commenced, that it will be completed on schedule or on budget. Further, there can be no assurances that the Company will be able to obtain any additional financing.

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


FUNDS FROM OPERATIONS

The Company considers Funds From Operations ("FFO") a widely used and appropriate measure of performance for an equity REIT. FFO, as defined by the National Association of Real Estate Investment Trusts, is income (loss) before minority interest (determined in accordance with generally accepted accounting principles), excluding extraordinary items and gains (losses) from sales of operating properties, plus real estate-related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. The Company further adjusts FFO by subtracting preferred stock dividends and adding the change in deferred revenue during the period to eliminate the impact of SAB
101. The calculation of FFO may vary from entity to entity and as such the presentation of FFO by the Company may not be comparable to other similarly titled measures of other reporting companies. FFO is not intended to represent cash flows for the period. FFO has not been presented as an alternative to operating income, but as an indicator of operating performance, and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles.

The following presents the Company's calculation of FFO (in thousands):

                                                  THREE MONTHS ENDED JUNE 30,        SIX MONTHS ENDED JUNE 30,
                                                     2001             2000             2001             2000
                                                   --------         --------         --------         --------
Loss before allocation to minority interest
   and cumulative effect of change in
   accounting principle                            $   (792)        $ (1,055)        $ (2,752)        $ (3,486)
Plus: depreciation                                    5,244            5,275           10,535           10,536
Plus: depreciation of joint venture
   properties                                            95               --              212               --
Plus: loss on sale of property                          682               --              682              262
Plus: deferred percentage lease revenue               5,555            6,776           10,763           12,045
Plus: deferred percentage lease revenue
   of joint venture properties                           68               --              137               --
Less: preferred stock dividends                       1,734            1,734            3,469            3,469
                                                   --------         --------         --------         --------
FFO                                                $  9,118         $  9,262         $ 16,108         $ 15,888
                                                   ========         ========         ========         ========


FORWARD LOOKING STATEMENTS

This report contains certain "forward looking" statements within the meaning of
Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. You can identify these statements by use of words like "guidance," "project," "may," "will," "expect," "anticipate," "estimate," or "continue" or similar expressions. These statements represent the Company's judgment and are subject to risks and uncertainties that could cause actual operating results to differ materially from those expressed or implied in the forward-looking statements, including but not limited to the following risks: changes in general economic conditions, properties held for sale will not sell, financing risks including the inability to obtain financing on favorable terms, if at all, development risks including the risks of construction delays and cost overruns, lower than expected occupancy and average daily rates, non-issuance or delay of issuance of governmental permits, zoning restrictions, the increase of development costs in connection with projects that are not pursued to completion and non-payment of mezzanine loans. These and additional risks are discussed in the Company's filings with the Securities and Exchange Commission, including but not limited to its Form S-3 Registration Statements, and its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and its other periodic reports.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK ($ IN THOUSANDS)

As of June 30, 2001, the Company's exposure to market risk for a change in interest rates related solely to debt outstanding under its $140,000 line of credit (the "Line"). Debt outstanding under the Line totaled $102,500 at June 30, 2001. The Line, which expires in January 2002, bears interest generally at rates from 30-day LIBOR plus 1.45% to 30-day LIBOR plus 1.70%, based, in part, on the Company's level of total indebtedness. The Company's current interest rate is 30-day LIBOR plus 1.45%. During 1999, the Company entered into an interest rate cap agreement to eliminate the exposure to increases in 30-day LIBOR over 7.50%, and therefore from its exposure to interest rate increases over 8.95% under the Line on a principal balance of $25,000 for the period of March 23, 1999 through March 25, 2002. In addition, on December 18, 2000, the Company completed an interest rate swap on $50,000 of its outstanding variable rate debt under the Line. The agreement is a contract to exchange floating rate interest payments for fixed interest payments periodically over the life of the agreement without the exchange of the underlying notional amounts. This transaction effectively replaces the Company's variable interest rate based on 30-day LIBOR on $50,000 of the Line with a fixed interest rate of 5.915% until December 18, 2002. The Line's interest rate spread is currently 1.45%, equating to an effective fixed rate of 7.365% on $50,000 until December 18, 2002. The differential actually paid or received on interest rate agreements is recognized as an adjustment to interest expense over the life of the swap. The weighted average interest rate on the Line for the three and six months ended June 30, 2001 were 6.67% and 6.96%, respectively. At June 30, 2001, the Company had $52,500 of variable rate debt outstanding under the Line that was exposed to fluctuations in the market rate of interest.

The definitive extent of the Company's interest rate risk under the Line is not quantifiable or predictable because of the variability of future interest rates and business financing requirements. If interest rates increased by 100 basis points per annum, the Company's interest expense for the three and six months ended June 30, 2001 would have increased by approximately $133 and $264, respectively, based on the amount of variable rate debt outstanding and exposed to fluctuations in the market rate of interest at June 30, 2001. The Company does not enter into derivative or interest rate transactions for speculative purposes.

The following table presents the aggregate maturities and historical cost amounts of the Company's GE Capital Corporation fixed rate debt principal and interest rates by maturity dates at June 30, 2001:

  MATURITY DATE       FIXED RATE DEBT       INTEREST RATE
  -------------       ---------------       -------------
       2001                $     604               7.375%
       2002                    1,278               7.375%
       2003                    1,376               7.375%
       2004                    1,480               7.375%
       2005                    1,594               7.375%
    Thereafter                61,957               7.375%
                      ---------------       -------------
                           $  68,289               7.375%
                      ===============       =============

PART II - OTHER INFORMATION

Item 1.           Legal Proceedings

                  On July 16, 1999 Walton Construction Company, Inc. ("Walton") filed a civil lawsuit in the State Court of Fulton County, Georgia, naming Winn Limited Partnership (the "Partnership") as defendant alleging that the Partnership had not paid approximately $2,800,000 due under a hotel construction contract. The lawsuit was removed to the United States District Court for the Northern District of Georgia and the Partnership answered the complaint and counterclaimed against Walton. Similar actions were filed by the parties in the United States District Court for the Eastern District of North Carolina.

                  On May 4, 2001, the Partnership and Walton entered into a confidential settlement agreement, which provides for a dismissal of all claims by Walton against the Partnership and provides for compensation to be paid to the Partnership in exchange for the Partnership's dismissal of claims against Walton and Walton's bonding company.

Item 4.           Submission of Matters to Vote of Security Holders

                  On May 8, 2001, the Annual Meeting of Shareholders was held and the following matters were submitted to the common shareholders for a vote. There were 15,973,396 shares of Common Stock either present or evidenced by proxy. All proposals were approved. Set forth below is a brief description of the matters voted on and the number of votes cast for, against or withheld, as well as the number of abstentions and broker non-votes.

Proposal 1:       Election of Directors:

                                                                NUMBER OF
                                               VOTES AGAINST      BROKER
       NAME                  VOTES FOR          OR WITHHELD     NON-VOTES       TOTALS
       ----                  ---------          -----------     ---------       ------
Charles M. Winston           15,840,981            132,415          0         15,973,396
Robert W. Winston            15,763,926            209,470          0         15,973,396
James H. Winston             15,841,240            132,156          0         15,973,396
David C. Sullivan            15,846,408            126,988          0         15,973,396
Thomas F. Darden             15,846,444            126,952          0         15,973,396
Richard L. Daugherty         15,838,355            135,041          0         15,973,396
Edwin B. Borden              15,841,465            131,931          0         15,973,396

Proposal 2:       Ratification of the accounting firm PricewaterhouseCoopers LLP as external auditors:

                  Votes for:                                 15,867,069
                  Votes against or withheld:                     56,429
                  Votes abstained:                               49,898
                  Broker non-votes:                                   0
                                                             ----------
                  Total                                      15,973,396
                                                             ==========


Item 6.           Exhibits and Reports on Form 8-K.

                   (a)  Exhibits - none.

                   (b)  Report on Form 8-K.

                           No reports on Form 8-K were filed during the quarter ended June 30, 2001.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   WINSTON HOTELS, INC.



Date   August 13, 2001             /s/ Joseph V. Green
      -----------------            ---------------------
                                   Joseph V. Green
                                   Executive Vice President and Chief Financial
                                   Officer (Authorized officer and Principal
                                   Financial Officer)