Form 10-Q
period 2001-09-30
WINSTON HOTELS INC
filed 2001-11-13
CIK 920605

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2001 Commission file number 0-23732

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

               The number of shares of Common Stock, $.01 par value, outstanding on October 31, 2001 was 16,924,683.

                              WINSTON HOTELS, INC.
                                      INDEX

                                                                                                                       Page
                                                                                                                       ----
PART I.    FINANCIAL INFORMATION

Item 1.    WINSTON HOTELS, INC.

               Consolidated Balance Sheets as of September 30, 2001 (unaudited) and
               December 31, 2000                                                                                         3

               Unaudited Consolidated Statements of Income for the three months ended
               September 30, 2001 and 2000                                                                               4

               Unaudited Consolidated Statements of Income for the nine months ended
               September 30, 2001 and 2000                                                                               5

               Unaudited Consolidated Statement of Shareholders' Equity for the nine months
               ended September 30, 2001                                                                                  6

               Unaudited Consolidated Statements of Cash Flows for the nine months ended
               September 30, 2001 and 2000                                                                               7

               Notes to Consolidated Financial Statements                                                                8

           CAPSTAR WINSTON COMPANY, L.L.C.  (1)

               Note to Financial Statements                                                                             11

               Balance Sheets as of September 30, 2001 (unaudited) and December 31, 2000                                12

               Unaudited Statements of Income for the three and nine months ended
               September 30, 2001 and 2000                                                                              13

               Unaudited Statements of Cash Flows for the nine months ended
               September 30, 2001 and 2000                                                                              14

Item 2.    Management's Discussion and Analysis of Financial Condition and Results
           of Operations                                                                                                15

Item 3.    Quantitative and Qualitative Disclosures about Market Risk                                                   20

PART II.   OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K                                                                             22

           SIGNATURES                                                                                                   23

---------------

         (1) The financial statements of CapStar Winston Company, L.L.C. ("CapStar Winston") are included in this report as they contain material information with respect to Winston Hotels, Inc.'s (the "Company") investment in hotel properties. As of September 30, 2001, CapStar Winston served as the lessee of 46 of the Company's 48 hotels. CapStar Winston also leases one operating hotel co-owned 51% by Marsh Landing Investment, L.L.C. and 49% by the Company, and another operating hotel co-owned 51% by Regent Partners, Inc. and 49% by the Company. CapStar Winston is not affiliated with the Company other than through its lessee relationship.

                              WINSTON HOTELS, INC.
                           CONSOLIDATED BALANCE SHEETS
                   ($ IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                            September 30, 2001   December 31, 2000
                                                                                            ------------------   -----------------
                                                                                               (unaudited)
                                                                ASSETS
Land                                                                                            $   41,043           $   41,948
Buildings and improvements                                                                         358,333              361,768
Furniture and equipment                                                                             43,278               40,539
                                                                                                ----------           ----------
   Operating properties                                                                            442,654              444,255
Less accumulated depreciation                                                                       91,304               77,609
                                                                                                ----------           ----------
                                                                                                   351,350              366,646
Properties under development                                                                           626                  236
                                                                                                ----------           ----------
   Net investment in hotel properties                                                              351,976              366,882

Corporate FF&E, net                                                                                  1,116                1,285
Cash                                                                                                 1,021                  167
Lease revenue receivable                                                                             7,682                7,127
Notes receivable                                                                                     3,516                1,080
Investment in joint ventures                                                                         8,134                8,700
Deferred expenses, net                                                                               2,564                3,375
Prepaid expenses and other assets                                                                    5,644                5,694
                                                                                                ----------           ----------
                                                                                                $  381,653           $  394,310
                                                                                                ==========           ==========

                                                   LIABILITIES AND SHAREHOLDERS' EQUITY

Long-term debt                                                                                  $   67,989           $   68,872
Due to banks                                                                                       100,300              103,800
Deferred percentage lease revenue                                                                   10,460                  499
Accounts payable and accrued expenses                                                                9,193                6,220
Distributions payable                                                                                6,838                6,829
Minority interest in Partnership                                                                     7,847                9,374
                                                                                                ----------           ----------
                                                                                                   202,627              195,594
                                                                                                ----------           ----------

Shareholders' equity:
   Preferred stock, $.01 par value, 10,000,000 shares authorized,
      3,000,000 shares issued and outstanding (liquidation preference of
      $76,734)                                                                                          30                   30
   Common stock, $.01 par value, 50,000,000 shares authorized,
      16,925,928 and 16,897,028 shares issued and outstanding                                          169                  169
   Additional paid-in capital                                                                      230,137              229,796
   Unearned compensation                                                                              (656)                (771)
   Accumulated other comprehensive income (loss)                                                    (1,961)                  --
   Distributions in excess of earnings                                                             (48,693)             (30,508)
                                                                                                ----------           ----------
           Total shareholders' equity                                                              179,026              198,716
                                                                                                ----------           ----------
           Total liabilities and shareholders' equity                                           $  381,653           $  394,310
                                                                                                ==========           ==========

The accompanying notes are an integral part of the financial statements.

                              WINSTON HOTELS, INC.
                   UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                     Three Months        Three Months
                                                                                         Ended               Ended
                                                                                   September 30, 2001  September 30, 2000
                                                                                   ------------------  ------------------
Revenue:
   Percentage lease revenue                                                            $  14,555           $  18,744
   Interest, joint venture and other income                                                  456                 469
                                                                                       ---------           ---------
        Total revenue                                                                     15,011              19,213
Expenses:
   Real estate taxes and property and casualty insurance                                   1,752               1,473
   General and administrative                                                              1,232               1,139
   Interest                                                                                2,984               3,460
   Depreciation                                                                            5,132               5,293
   Amortization                                                                              226                 236
                                                                                       ---------           ---------
      Total expenses                                                                      11,326              11,601
      Income before loss on sale of property and allocation to
         minority interest                                                                 3,685               7,612
Loss on sale of property                                                                      --                 588
                                                                                       ---------           ---------
      Income before allocation to minority interest                                        3,685               7,024
Income allocation to minority interest                                                       139                 379
                                                                                       ---------           ---------
      Net income                                                                           3,546               6,645
Preferred stock distribution                                                              (1,734)             (1,734)
                                                                                       ---------           ---------
      Net income applicable to common shareholders                                     $   1,812           $   4,911
                                                                                       =========           =========

 Earnings per share:
      Net income per common share                                                      $    0.11           $    0.29
                                                                                       =========           =========
      Net income per common share assuming dilution                                    $    0.11           $    0.29
                                                                                       =========           =========
      Weighted average number of common shares                                            16,926              16,897
      Weighted average number of common shares assuming dilution                          18,258              18,195

The accompanying notes are an integral part of the financial statements.

                              WINSTON HOTELS, INC.
                   UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                      Nine Months         Nine Months
                                                                                         Ended               Ended
                                                                                   September 30, 2001  September 30, 2000
                                                                                   ------------------  ------------------
Revenue:
   Percentage lease revenue                                                            $  34,716              38,968
   Interest, joint venture and other income                                                1,771                 818
                                                                                       ---------           ---------
        Total revenue                                                                     36,487              39,786
Expenses:
   Real estate taxes and property and casualty insurance                                   5,506               5,260
   General and administrative                                                              3,729               3,558
   Interest                                                                                9,277              10,057
   Depreciation                                                                           15,667              15,829
   Amortization                                                                              693                 694
                                                                                       ---------           ---------
        Total expenses                                                                    34,872              35,398
                                                                                       ---------           ---------
        Income before loss on sale of property, allocation to minority                     1,615               4,388
           interest, and cumulative effect of change in accounting principle
Loss on sale of property                                                                     683                 850
                                                                                       ---------           ---------
   Income before allocation to minority interest and                                         932               3,538
      cumulative effect of change in accounting principle
 Loss allocation to minority interest                                                       (304)               (117)
                                                                                       ---------           ---------
   Income before cumulative effect of change in accounting                                 1,236               3,655
      principle
                                                                                       ---------           ---------
Cumulative effect of change in accounting principle - gross                                   --                (720)
Cumulative effect of change in accounting principle - allocation to                           --
      minority interest                                                                                           52
                                                                                       ---------           ---------
Cumulative effect of change in accounting principle - net                                     --                (668)
                                                                                       ---------           ---------
      Net income                                                                           1,236               2,987
Preferred stock distribution                                                              (5,203)             (5,203)
                                                                                       ---------           ---------
      Net loss applicable to common shareholders                                       $  (3,967)          $  (2,216)
                                                                                       =========           =========
Earnings per share:
      Loss before cumulative effect of change in accounting
         principle per common share                                                    $   (0.23)          $   (0.09)
                                                                                       =========           =========
      Loss before cumulative effect of change in accounting
         principle per common share assuming dilution                                  $   (0.23)          $   (0.09)
                                                                                       =========           =========
      Net loss per common share                                                        $   (0.23)          $   (0.13)
                                                                                       =========           =========
      Net loss per common share assuming dilution                                      $   (0.23)          $   (0.13)
                                                                                       =========           =========
      Weighted average number of common shares                                            16,926              16,887
      Weighted average number of common shares assuming dilution                          18,244              18,185

The accompanying notes are an integral part of the financial statements.

                              WINSTON HOTELS, INC.
            UNAUDITED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                  FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                                            ACCUMULATED
                                                                                                              OTHER
                                                                                              DISTRIBUTIONS   COMPRE-       TOTAL
                                        PREFERRED STOCK   COMMON STOCK   ADDITIONAL  UNEARNED  IN EXCESS      HENSIVE       SHARE-'
                                        ---------------  ---------------   PAID-IN    COMPEN-      OF         INCOME       HOLDERS
                                        SHARES  DOLLARS  SHARES  DOLLARS   CAPITAL    SATION     EARNINGS     (LOSS)        EQUITY
                                        ------  -------  ------  ------- ----------  -------- ------------- -----------    -------
Balances at December 31, 2000            3,000    $30    16,897    $169    $229,796    $(771)    $(30,508)    $    --     $198,716

Issuance of shares                          --     --        29      --         209     (209)          --          --           --
Distributions ($0.28 per common share)      --     --        --      --          --       --      (14,218)         --      (14,218)
Distributions ($0.578 per preferred
  share)                                    --     --        --      --          --       --       (5,203)         --       (5,203)
Unearned compensation amortization          --     --        --      --          --      324           --          --          324
Minority interest equity adjustment         --     --        --      --         132       --           --          --          132
Comprehensive income (loss):
  Net income                                --     --        --      --          --       --        1,236          --
  Cumulative effect of change in
    accounting principle                    --     --        --      --          --       --           --        (245)
    Effective portion of derivative
      instruments                           --     --        --      --          --       --           --      (1,716)
      Total comprehensive income
        (loss)                              --     --        --      --          --       --           --          --         (725)
                                         -----    ---    ------    ----    --------    -----     --------     -------     --------
Balances at September 30, 2001           3,000    $30    16,926    $169    $230,137    $(656)    $(48,693)    $(1,961)    $179,026
                                         =====    ===    ======    ====    ========    =====     ========     =======     ========

The accompanying notes are an integral part of the financial statements.

                              WINSTON HOTELS, INC.
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                             Nine Months             Nine Months
                                                                                               Ended                    Ended
Cash flows from operating activities:                                                    September 30, 2001      September 30, 2000
                                                                                         ------------------      ------------------
Net income                                                                                     $    1,236              $    2,987
Adjustments to reconcile net income to net cash
provided by operating activities:
   Minority interest                                                                                 (304)                   (169)
   Depreciation                                                                                    15,667                  15,829
   Amortization                                                                                       693                     694
   Loss on sale of hotel properties                                                                   683                     850
   Unearned compensation amortization                                                                 324                     374
Changes in assets and liabilities:
   Lease revenue receivable                                                                          (555)                 (2,645)
   Deferred lease revenue                                                                           9,961                  10,508
   Prepaid expenses and other assets                                                                   50                  (1,218)
   Accounts payable and accrued expenses                                                              883                   1,550
                                                                                               ----------              ----------
       Net cash provided by operating activities                                                   28,638                  28,760
                                                                                               ----------              ----------
Cash flows from investing activities:
   Deferred acquisition/disposition costs                                                             100                       8
   Investment in hotel properties, net                                                             (5,434)                 (5,007)
   Investment in joint ventures                                                                       566                  (2,582)
   Sale of hotel properties                                                                         4,308                   2,497
   Issuance of mezzanine loans                                                                     (2,436)                 (1,080)
                                                                                               ----------              ----------
       Net cash used in investing activities                                                       (2,896)                 (6,164)
                                                                                               ----------              ----------
Cash flows from financing activities:
   Fees paid in connection with financing facilities                                                   (2)                    (91)
   Fees paid to register additional shares                                                             --                     (32)
   Payment of distributions to shareholders                                                       (19,412)                (19,373)
   Payment of distributions to minority interest                                                   (1,091)                 (1,091)
   Net decrease due to banks                                                                       (3,500)                 (1,100)
   Decrease in long-term debt                                                                        (883)                   (820)
                                                                                               ----------              ----------
       Net cash used in financing activities                                                      (24,888)                (22,507)
                                                                                               ----------              ----------
Net increase in cash                                                                                  854                      89
Cash at beginning of period                                                                           167                      28
                                                                                               ----------              ----------
Cash at end of period                                                                          $    1,021              $      117
                                                                                               ==========              ==========
Supplemental disclosure:
       Cash paid for interest                                                                  $    9,632              $    9,403
                                                                                               ==========              ==========
Summary of non-cash investing and financing activities:
   Contribution of land parcel to joint venture                                                        --              $    1,517
   Distributions to shareholders declared but not paid                                         $    6,474                   6,466
   Distributions to minority interest declared but not paid                                           364                     364
   Deferred equity compensation                                                                      (209)                   (706)
   Fair market value adjustment of derivative instruments                                          (1,961)                     --
   Minority interest payable adjustment due to the issuance of common
     shares and accumulated other comprehensive income (loss)                                        (132)                    (25)

The accompanying notes are an integral part of the financial statements.

                              WINSTON HOTELS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

1.       ORGANIZATION

         Winston Hotels, Inc. (the "Company") operates so as to qualify as a real estate investment trust ("REIT") for federal income tax purposes. The accompanying unaudited consolidated financial statements reflect, in the opinion of management, all adjustments necessary for a fair presentation of the interim financial statements. All such adjustments are of a normal and recurring nature. Due to the seasonality of the hotel business and the revenue recognition requirements of Staff Accounting Bulletin No. 101 ("SAB 101"), the information for the three and nine months ended September 30, 2001 and 2000 is not necessarily indicative of the results for a full year. This Form 10-Q should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

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

         As of January 1, 2001, the adoption of the new standard resulted in derivative instruments reported on the Company's Consolidated Balance Sheets of $1 in assets and $245 in liabilities; an adjustment of $(245) to "Accumulated other comprehensive income (loss)," which are gains and losses not affecting retained earnings in the Consolidated Statement of Shareholders' Equity; and an adjustment of $(17) recorded as a "General and administrative" expense in the Consolidated Statements of Income.

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

         The following table summarizes the notional values and fair values of the Company's derivative financial instruments. The notional value at September 30, 2001 provides an indication of the extent of the Company's involvement in these instruments at that time, but does not represent exposure to credit, interest rate or market risks.

                                           NOTIONAL                INTEREST
         AT SEPTEMBER 30, 2001              VALUE                    RATE                  MATURITY                FAIR VALUE
         ---------------------             --------                --------                --------                ----------
         Interest Rate Swap                $ 50,000                 5.915%                  12/2002                $  (1,954)
         Interest Rate Cap                 $ 25,000                 7.500%                   3/2002                       --

         The derivative financial instruments listed in the table above convert variable payments to fixed payments and are, therefore, characterized as cash flow hedges. Cash flow hedges address the risk associated with future cash flows of debt transactions. On September 30, 2001, the derivative instruments were reported at their fair values of $(1,954) and included in "Accounts payable and accrued expenses" on the Consolidated Balance Sheets. Offsetting adjustments are represented as deferred gains or losses in "Accumulated other comprehensive income
         (loss)".

         Over time, the unrealized gains and losses held in "Accumulated other comprehensive income (loss)" would be reclassified into earnings in the
s         same periods in which the hedged interest payments affect earnings.
         Within the next twelve months, due to the projected differences between the fixed interest rate under the Company's swap agreement and the variable interest rate under the $140,000 line of credit, the Company estimates that approximately $1,560 of the current balance held in "Accumulated other comprehensive income (loss)" will be reclassified into earnings.

3.       SUMMARIZED FINANCIAL STATEMENT INFORMATION FOR JOINT VENTURES

         During 1999 and 2000, the Company entered into three joint venture agreements to develop and own hotel properties, two with Regent Partners, Inc. and one with Marsh Landing Investment, L.L.C. The Company owns a 49% interest in each of the three joint ventures. As of September 30, 2001, the joint ventures had completed construction of a Hilton Garden Inn in Windsor, CT, a Hampton Inn in Ponte Vedra, FL and a Hilton Garden Inn in Evanston, IL. All three hotels are currently operating.

         As of September 30, 2001, total assets of the three joint ventures were $45,097, total liabilities were $28,390, and total equity was $16,707. For the three and nine months ended September 30, 2001, total revenue of the three joint ventures was $949 and $2,285, respectively, total expenses were $1,022 and $2,365, respectively, resulting in net loss of $73 and $80, respectively. Per the requirements of SAB 101, $496 and $775 of total revenue was deferred during the three and nine months ended September 30, 2001, all of which will be recognized in the fourth quarter of 2001.

4.       EARNINGS PER SHARE

         The following is a reconciliation of the net loss applicable to common shareholders used in the net loss per common share calculation to the net loss assuming dilution used in the net loss per common share - assuming dilution calculation.

                                                             THREE MONTHS ENDED SEPT. 30,          NINE MONTHS ENDED SEPT. 30,
                                                              2001                  2000             2001                2000
                                                             ------               ------           -------             -------
Net income                                                   $3,546               $6,645           $ 1,236             $ 2,987
Less: preferred stock distribution                            1,734                5,203             5,203               1,734
                                                             ------               ------           -------             -------
Net income (loss) applicable to common shareholders
                                                              1,812                4,911            (3,967)             (2,216)
Plus: income (loss) allocation to minority interest
                                                                139                  379              (304)               (117)
Plus: cumulative effect of change in accounting
     principle - allocation to minority interest
                                                                 --                   --                --                 (52)
                                                             ------               ------           -------             -------
Net income (loss) assuming dilution                          $1,951               $5,290           $(4,271)            $(2,385)
                                                             ======               ======           =======             =======

The following is a reconciliation of the weighted average shares used in the calculation of net loss per common share to the weighted average shares used in the calculation of net loss per common share - assuming dilution:

                                                                   THREE MONTHS ENDED SEPT. 30,         NINE MONTHS ENDED SEPT. 30,
                                                                     2001                 2000            2001                2000
                                                                   -------              -------         -------             -------
Weighted average number of
  common shares                                                     16,926               16,897          16,926              16,887
Units with redemption rights                                         1,298                1,298           1,298               1,298
                                                                   -------              -------         -------             -------
Stock options                                                           34                   --              20                  --
                                                                   -------              -------         -------             -------
Weighted average number of
  common shares assuming dilution                                   18,258               18,195          18,244              18,185
                                                                   =======              =======         =======             =======

The Company declared quarterly cash dividends of $0.28 per common share and $0.578125 per preferred share during each of the first three quarters of 2001.

5.       RECENT ACCOUNTING PRONOUNCEMENTS

         In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 141, "Business Combinations," ("SFAS No. 141"). SFAS No. 141 supersedes APB Opinion No. 16, "Business Combinations," and FASB Statement No. 38, "Accounting for Preaquisition Contingencies of Purchased Enterprises." SFAS No. 141 requires: (1) that all business combinations be accounted for by the purchase method, thereby eliminating the pooling method, (2) that assets (including intangible assets) be recognized and valued apart from goodwill, and (3) that additional disclosures be made regarding business combinations and the resulting allocation of purchase price. The provisions of SFAS No. 141 apply to all business combinations initiated after June 30, 2001 and to all purchase method acquisitions dated on or after July 1, 2001. The Company's adoption of SFAS No. 141 is not expected to have a material impact on the Company's financial statements or results of operations.

         In June 2001, the FASB issued Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets," ("SFAS No. 142"). SFAS No. 142 supersedes APB Opinion No. 17, "Intangible Assets" and primarily addresses accounting for goodwill and other intangible assets subsequent to their acquisition. The major provisions include
         (1) the ceasing of amortization of goodwill and indefinite lived intangible assets, (2) the testing for impairment of goodwill and indefinite lived intangible assets at least annually, and (3) the removal of the restriction that the maximum amortization period of intangible assets with finite lives be limited to 40 years. The provisions of SFAS No. 142 will be effective for fiscal years beginning after December 15, 2001 (with the exception that any goodwill or intangible assets acquired after June 30, 2001 will be subject immediately to the statement's provisions) with application being required at the beginning of an entity's fiscal year. Any impairment losses from the initial application are to be reported as a cumulative effect of a change in accounting principle in accordance with APB 20, "Accounting Changes." The Company's adoption of SFAS No. 142 is not expected to have a material impact on the Company's financial statements of results of operations.

         In October 2001, the FASB issued FASB Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," ("SFAS No. 144). SFAS No. 144 supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS No. 121") and APB30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of Business, and Extraordinary, Unusual and Infrequent Occurring Events and Transactions." In summary, SFAS No. 144 retains the fundamental recognition and measurement provision of SFAS No. 121, however, establishes a "primary-asset" approach to determining the cash flow estimation period for a group of assets and liabilities. In addition, SFAS No. 144 retains the basic provisions of APB 30, but broadens the presentation to include a component of an entity. In addition, discontinued operations are no longer measured on a net realizable value basis and future operating losses are no longer recognized before they occur. Rather, they are carried at the lower of its carrying amount or fair value less cost to sell. The provisions of SFAS No. 144 are required to be applied for fiscal years beginning after December 15, 2001. The Company's adoption of SFAS No. 144 is not expected to have a material impact on the Company's financial statements or results of operations.

                         CAPSTAR WINSTON COMPANY, L.L.C.
                          NOTE TO FINANCIAL STATEMENTS

The accompanying unaudited financial statements are prepared by and are the sole responsibility of CapStar Winston Company, L.L.C. ("CapStar Winston"). CapStar Winston leased 46 of the Company's 48 hotels as of September 30, 2001 and one hotel co-owned 51% by Marsh Landing Investment, L.L.C. and 49% by the Company, and another operating hotel co-owned 51% by Regent Partners, Inc. and 49% by the Company. Other than this lessee relationship, CapStar Winston is not affiliated with the Company. These financial statements reflect, in the opinion of CapStar Winston's management, all adjustments necessary for a fair presentation of the interim financial statements. All such adjustments are of a normal and recurring nature.

                         CAPSTAR WINSTON COMPANY, L.L.C.
                                 BALANCE SHEETS
                                 (IN THOUSANDS)

                                     ASSETS

                                                                                            September 30, 2001  December 31, 2000
                                                                                            ------------------  -----------------
Current assets:                                                                                (unaudited)
   Cash and cash equivalents                                                                    $   2,664           $     762
   Accounts receivable, net of allowance for doubtful accounts of
      $159 and $112                                                                                 2,542               2,275
   Due from affiliates                                                                             12,732              11,005
   Deposits and other assets                                                                        1,051               1,114
                                                                                                                    ---------
      Total current assets                                                                         18,989              15,156
                                                                                                ---------           ---------

Furniture, fixtures and equipment, net of accumulated depreciation of
    $268 and $209                                                                                     162                 221
Intangible assets, net of accumulated amortization of  $966 and $716                                9,601               9,851
Deferred franchise costs, net of accumulated amortization of  $215 and $178                           436                 498
Restricted cash                                                                                        28                  61
                                                                                                ---------           ---------

        Total assets                                                                            $  29,216           $  25,787
                                                                                                =========           =========

                                 LIABILITIES AND MEMBERS' CAPITAL

Current liabilities:
    Accounts payable                                                                            $   1,930           $   1,147
    Accrued expenses                                                                                4,537               4,146
    Percentage lease payable to Winston Hotels, Inc.                                                7,930               7,129
    Advance deposits                                                                                  221                 178
                                                                                                ---------           ---------
        Total current liabilities                                                                  14,618              12,600
                                                                                                ---------           ---------

Members' capital                                                                                   14,598              13,187
                                                                                                                    ---------

        Total liabilities and members' capital                                                  $  29,216           $  25,787
                                                                                                =========           =========

See accompanying note to financial statements.

                         CAPSTAR WINSTON COMPANY, L.L.C.
                         UNAUDITED STATEMENTS OF INCOME
                                 (IN THOUSANDS)

                                                             Three Months Ended September 30,      Nine Months Ended September 30,
                                                                2001                  2000            2001                 2000
                                                             ----------            ----------      ----------           ----------
Revenue:
   Rooms                                                     $   30,955            $   33,166      $   95,910           $   98,471
   Food and beverage                                              1,729                 2,004           5,531                6,001
   Telephone and other operating departments                      1,402                 1,523           4,441                4,923
                                                             ----------            ----------      ----------           ----------
       Total revenue                                             34,086                36,693         105,882              109,395
                                                             ----------            ----------      ----------           ----------

Operating costs and expenses:
   Rooms                                                          7,175                 7,707          21,793               22,429
   Food and beverage                                              1,384                 1,491           4,243                4,398
   Telephone and other operating departments                        878                   915           2,681                2,849
Undistributed expenses:
   Lease                                                         13,859                15,396          43,385               45,617
   Administrative and general                                     3,214                 3,320           9,306                9,944
   Sales and marketing                                            1,625                 1,609           5,176                5,024
   Franchise fees                                                 2,207                 2,392           6,892                7,047
   Repairs and maintenance                                        1,574                 1,627           4,798                4,801
   Energy                                                         1,707                 1,601           4,693                4,408
   Other                                                            312                   265           1,158                1,040
   Depreciation and amortization                                    115                   261             346                  783
                                                             ----------            ----------      ----------           ----------
       Total expenses                                            34,050                36,584         104,471              108,340
                                                             ----------            ----------      ----------           ----------

Net income                                                   $       36            $      109      $    1,411           $    1,055
                                                             ==========            ==========      ==========           ==========

See accompanying note to financial statements.

                         CAPSTAR WINSTON COMPANY, L.L.C.
                       UNAUDITED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                        Nine Months Ended       Nine Months Ended
                                                                                        September 30, 2001     September 30, 2000
                                                                                        ------------------     ------------------
Cash flows from operating activities:
  Net income                                                                                $   1,411               $   1,055
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Depreciation and amortization                                                                346                     783
     Write-off deferred franchise costs, net                                                       25                      11
  Changes in operating assets and liabilities:
     Accounts receivable, net                                                                    (267)                   (276)
     Due from affiliates                                                                       (1,727)                 (4,047)
     Deposits and other assets                                                                     63                     154
     Restricted cash                                                                               33                      (2)
     Accounts payable and accrued expenses                                                      1,174                   1,150
     Percentage lease payable to Winston Hotels, Inc.                                             801                   2,579
     Advance deposits                                                                              43                      65
                                                                                            ---------               ---------
Net cash provided by operating activities                                                       1,902                   1,472
                                                                                            ---------               ---------

Cash flows from investing activities:
  Additions of furniture, fixtures and equipment                                                   --                     (29)
                                                                                            ---------               ---------
Net cash used in investing activities                                                              --                     (29)
                                                                                            ---------               ---------

Net increase in cash and cash equivalents                                                       1,902                   1,443
Cash and cash equivalents at beginning of period                                                  762                   1,051
                                                                                            ---------               ---------

Cash and cash equivalents at end of period                                                  $   2,664               $   2,494
                                                                                            =========               =========

See accompanying note to financial statements.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS
         ($ IN THOUSANDS)

OVERVIEW

Winston Hotels, Inc. (the "Company") operates as a real estate investment trust ("REIT") to invest in hotel properties. The Company owned 48 hotels (the "Current Hotels") in 12 states with an aggregate of 6,574 rooms as of September 30, 2001. The Company owned 38 hotels as of December 31, 1997, acquired eight hotels and opened five internally developed hotels in 1998 (the "1998 Hotels"), and sold two hotels in 2000 and one hotel in 2001. The Company currently leases 46 of the total 48 Current Hotels to CapStar Winston Company, L.L.C. ("CapStar Winston"), a wholly owned subsidiary of MeriStar Hotels and Resorts, Inc., one of the Current Hotels to Bristol Hotel Tenant Company, a wholly owned subsidiary of Six Continents Hotels, Inc. ("Six Continents"), formerly known as Bass Hotels and Resorts, and one of the Current Hotels to Secaucus Holding Corporation, a wholly owned subsidiary of Prime Hospitality Corp. ("Prime") under leases that provide for rent payments based, in part, on revenues from the Current Hotels ("Percentage Leases") through which the Company receives its principal source of revenue.

The Company also owns a 49% ownership interest in three joint ventures, each of which owns an operating hotel, (collectively the "Joint Venture Hotels"). The Joint Venture Hotels consist of a Hilton Garden Inn located in Windsor, CT, a Hampton Inn located in Ponte Vedra, FL and a Hilton Garden Inn located in Evanston, IL, which was the last of the Joint Venture Hotels to open on July 2, 2001. The Joint Venture Hotels have a total of 454 rooms. The Windsor, CT Hilton Garden Inn hotel is leased by Six Continents, and the Ponte Vedra, FL Hampton Inn hotel and Evanston, IL Hilton Garden Inn hotel are both leased by CapStar Winston. Additionally, the Company has provided mezzanine financing to two unrelated parties for two other hotels in which the Company has no ownership interest. These hotels include a Hilton Garden Inn located in Atlanta, GA that opened in April 2001, and a Hilton Garden Inn located in Tampa, FL that is under construction and scheduled to open in the first quarter of 2002.

RESULTS OF OPERATIONS

The Company adopted Staff Accounting Bulletin No. 101 ("SAB 101") on January 1, 2000. SAB 101 requires that a lessor not recognize contingent rental income until the lessee has achieved annual specified hurdles. SAB 101 effectively defers percentage lease revenue from the first and second quarters to the third and fourth quarters. As a result of SAB 101, the Company deferred recognition of $9,961 of its percentage lease revenue during the nine months ended September 30, 2001 versus $9,789 for the nine months ended September 30, 2000. Had the Company not adopted SAB 101, the Company would have reported percentage lease revenue totaling $13,753 during the third quarter of 2001 versus $16,487 during the third quarter of 2000. SAB 101 will have no impact on the Company's Funds From Operations ("FFO"), or its interim or annual cash flow from its third party lessees, and therefore, on its ability to pay dividends.

The following table outlines the number of hotels owned by the Company by service type as of September 30, 2001 and 2000.

                                                               SEPTEMBER 30,                  SEPTEMBER 30,
         TYPE OF HOTEL                                             2001                            2000
         -------------                                         -------------                  -------------
         Limited-service hotels                                     28                                 30
         Extended-stay hotels                                        9                                  9
         Full-service hotels                                        11                                 11
                                                               -------                            -------
         Total                                                      48                                 50
                                                               =======                            =======

THE COMPANY

THREE MONTHS ENDED SEPTEMBER 30, 2001 VS. SEPTEMBER 30, 2000

The Company had revenue of $15,011 in the three months ended September 30, 2001, consisting of $14,555 of percentage lease revenue and $456 of interest, joint venture and other income. Percentage lease revenue decreased $4,189 to $14,555 in 2001 from $18,744 in 2000. During the three months ended September 30, 2001 and 2000, the Company recognized additional percentage lease revenue totaling $802 and $2,257, respectively, as a result of the adoption of SAB 101 on January 1, 2000. Had the Company not adopted SAB 101, percentage lease revenue for the three months ended September 30, 2001 would have been $13,753 versus $16,487 for the three months ended September 30, 2000. This decrease was primarily due to the decline in occupancy rates after September 11, 2001 due to the terrorist attacks on the World Trade Center and the Pentagon. The decrease is also due to the sales of the Comfort Inn hotel in Raleigh, NC in April 2001 and the Hampton Inn hotel in Duncanville, TX in September 2000. Interest, joint venture and other income decreased slightly from $469 in 2000 to $456 in 2001. This line item consists primarily of interest income from mezzanine loans and cash balances, the Company's share of profits from its three joint venture properties, as well as development, design and on-going asset management fees.

Real estate taxes and property insurance costs increased $279 to $1,752 in 2001, from $1,473 in 2000. This increase is primarily due to increases in assessed values and/or rates as well as a 5% increase in insurance premiums. General and administrative expenses remained consistent with the previous year, $1,232 in 2001 versus $1,139 in 2000. Interest expense decreased $476 to $2,984 in 2001 from $3,460 in 2000. This decrease was primarily due to a decrease of 0.8% in the Company's weighted average interest rate from 7.8% in 2000 to 7.0% in 2001. Weighted average outstanding borrowings decreased from $172,843 in 2000 to $169,204 in 2001. Depreciation expense and amortization expense remained relatively flat from $5,293 and $236, respectively, in 2000 to $5,132 and $226, respectively, in 2001.

NINE MONTHS ENDED SEPTEMBER 30, 2001 VS. SEPTEMBER 30, 2000

The Company had revenue of $36,487 in 2001, consisting of $34,716 of percentage lease revenue and $1,771 of interest, joint venture and other income. Percentage lease revenue decreased $4,252 to $34,716 in 2001 from $38,968 in 2000. The Company's deferred percentage lease revenue for the nine months ended September 30, 2001 and September 30, 2000 was $9,961 and $9,789, respectively. Had the Company not adopted SAB 101 on January 1, 2000, percentage lease revenue for the nine months ended September 30, 2001 would have been $44,677 versus $48,757 for the nine months ended September 30, 2000. This decrease was primarily due to the decline in occupancy rates during the third quarter of 2001, and in particular the sharp decline in occupancy rates after September 11, 2001 due to the terrorist attacks on the World Trade Center and the Pentagon. The decrease is also due to the sales of the Comfort Inn hotel in Raleigh, NC in April 2001, the Hampton Inn hotel in Duncanville, TX in September 2000, and the Comfort Suites hotel in London, KY in February 2000. Interest, joint venture and other income increased $953 from $818 in 2000 to $1,771 in 2001. This increase was primarily due to increases in interest income from mezzanine loans and development services fee income.

Real estate taxes and property insurance costs increased $246 to $5,506 in 2001, from $5,260 in 2000. This increase is primarily due to increases in assessed values and/or rates as well as a 5% increase in insurance premiums. General and administrative expenses increased $171 to $3,729 in 2001 from $3,558 in 2000. This increase was primarily attributable to additional expenses related to mezzanine financing opportunities, offset by savings in accounting, communications and other professional fees. Interest expense decreased $780 to $9,277 in 2001 from $10,057 in 2000. This decrease was primarily due to a decrease of 0.5% in the Company's weighted average interest rate from 7.6% in 2000 to 7.1% in 2001. Weighted average outstanding borrowings decreased slightly from $173,688 in 2000 to $173,119 in 2001. Depreciation expense and amortization expense remained flat from $15,829 and $694, respectively, in 2000 to $15,667 and $693, respectively, in 2001.

OUTLOOK FOR REMAINDER OF 2001 AND EXPECTATIONS FOR 2002

The Company recently publicly announced that it expects RevPar to decrease 12% to 16% for the fourth quarter of 2001, resulting in FFO of $0.16 to $0.20 per share, respectively. Given the current economy and world events, it is very difficult to provide meaningful guidance with any precision. However, given the circumstances, for 2002, the Company has recently publicly announced a forecasted RevPar change of 0% to -2%, with negative performance during the first two quarters and positive performance during the last two quarters of the year. These estimates are based upon the assumption that the economy rebounds during 2002 and that no further terrorist attacks occur.

CAPSTAR WINSTON

THREE MONTHS ENDED SEPTEMBER 30, 2001 VS. SEPTEMBER 30, 2000

CapStar Winston had room revenue of $30,955 in 2001, a decrease of $2,211 from $33,166 in 2000. This decrease was primarily due to a decrease in the average occupancy rate from 71.0% to 63.1%, offset by an increase in the average daily rate ("ADR") from $77.53 to $80.32, resulting in a RevPar decrease from $55.05 to $50.69. Winston Hotels also sold one hotel in the third quarter of 2000 and one additional hotel in 2001, contributing to the decline in RevPar. Food and beverage revenue decreased $275 to $1,729 from $2,004. This decrease was due to a decline in revenue from banquets and restaurants resulting from the decreased occupancy rates. Telephone and other operating departments revenue decreased $121 to $1,402 from $1,523 due to a decrease in revenue from long distance calls resulting from decreased occupancy rates and increased use of calling cards by business travelers.

CapStar Winston had total expenses in 2001 of $34,050, a decrease of $2,534 from $36,584 in 2000. This decrease was primarily due to a decline in lease expense as a result of decreased occupancy rates and the resulting decrease in room revenues.

NINE MONTHS ENDED SEPTEMBER 30, 2001 VS. SEPTEMBER 30, 2000

CapStar Winston had room revenue of $95,910 in 2001, a decrease of $2,561 from $98,471 in 2000. This decrease was primarily due to a decrease in the average occupancy rate from 71.2% to 65.7%, partially offset by an increase in ADR from $76.87 to $81.35, resulting in a RevPar decrease from $54.74 to $53.42. Winston Hotels also sold two hotels in 2000 and one additional hotel in 2001, contributing to the decline in RevPar. Food and beverage revenue decreased $470 to $5,531 from $6,001. This decrease was due to a decline in revenue from banquets and restaurants resulting from the decreased occupancy rates. Telephone and other operating departments revenue decreased $482 to $4,441 from $4,923 due to a decrease in revenue from long distance calls resulting from decreased occupancy rates and increased use of calling cards by business travelers.

CapStar Winston had total expenses in 2001 of $104,471, a decrease of $3,869 from $108,340 in 2000. The decrease was mainly due to a decline in both lease expense and administrative and general expenses. Lease expense declined as a result of decreased occupancy rates and the resulting decrease in room revenues. Administrative and general expenses were lower due to reductions in labor and security costs and corporate reimbursables.

LIQUIDITY AND CAPITAL RESOURCES

The Company finances its operations from operating cash flow, which is principally derived from Percentage Leases. For the nine months ended September 30, 2001, cash flow provided by operating activities was $28,638 and FFO, which is equal to net income before allocation to minority interest (excluding gains/losses on sales of operating property), plus adjustments for unconsolidated joint ventures, plus depreciation, less preferred share distributions, plus the change in deferred revenue resulting from SAB 101, was $22,846. Under federal income tax law provisions applicable to REITs, the Company is required to distribute at least 90% of its taxable income to maintain its tax status as a REIT. During the first nine months of 2001, the Company declared distributions of $19,412 to its common and preferred shareholders. The Company intends to fund cash distributions to shareholders out of cash flow from operating activities. The Company may incur, or cause Winn Limited Partnership to incur, indebtedness to meet distribution requirements imposed on the Company under the Internal Revenue Code (including the requirement that a REIT distribute to its shareholders annually at least 90% of its taxable income) to the extent that available capital and cash flow from the Company's investments are insufficient to make such distributions.

The Company's net cash used in investing activities for the nine months ended September 30, 2001 totaled $2,896. The Company received net cash proceeds totaling $4,308 from the sale of the Raleigh, NC Comfort Inn hotel and a land parcel adjacent to the Abingdon, VA Holiday Inn Express hotel, as well as net distributions from its three joint venture hotels totaling $566. The sale of the Raleigh, NC Comfort Inn hotel resulted in a net loss of $683. Proceeds from asset sales and distributions are used for debt reduction and mezzanine financing opportunities. Total gross capital expenditures at the Current Hotels totaled $6,672. The Company plans to spend approximately $1,328 for capital improvements and renovations at certain of its Current Hotels during the fourth quarter of 2001. These capital expenditures exceed the 5% of room revenues for its hotels (7% of room revenues and food and beverage revenues for one of its full-service hotels) which the Company is required to spend under its Percentage Leases for periodic capital improvements and the refurbishment and replacement of furniture, fixtures and equipment at its Current Hotels. These capital expenditures are funded from operating cash flow, and possibly from borrowings under the Company's $140,000 line of credit, sources which are expected to be adequate to fund such capital requirements. These capital expenditures are in addition to amounts spent on normal repairs and maintenance which have approximated 5.0% and 4.9% of room revenues for each of the nine months ended September 30, 2001 and 2000, respectively, and are paid by the Company's lessees: CapStar Winston, Prime and Six Continents.

During 1999, the Company entered into a joint venture agreement with Regent Partners, Inc., (the "Regent Joint Venture") to jointly develop hotel properties. The first hotel developed by the Regent Joint Venture, a full service 158-room Hilton Garden Inn in Windsor, CT, opened in September 2000. The second hotel developed by the Regent Joint Venture, a full service 178-room Hilton Garden Inn in Evanston, IL, opened in July 2001. As of September 30, 2001, the Company's investment in the Regent Joint Venture, net of distributions, totaled $6,757.

In addition, during the first quarter of 2000, the Company entered into a joint venture agreement with Marsh Landing Investment, L.L.C., (the "Marsh Landing Joint Venture") to jointly develop hotel properties. Marsh Landing Investment, L.L.C. is owned by the Company's Chairman, Charles M. Winston, and Board Member, James H. Winston. The first hotel developed by the Marsh Landing Joint Venture, a 118-room Hampton Inn in Ponte Vedra, FL, opened in December 2000. As of September 30, 2001, the Company's investment in the Marsh Landing Joint Venture, net of distributions, totaled $1,377.

As of September 30, 2001, total assets of the three joint ventures were $45,097, total liabilities were $28,390, and total equity was $16,707. For the three months and nine months ended September 30, 2001, total revenue of the three joint ventures was $949 and $2,285, respectively, total expenses were $1,022 and $2,365, respectively, resulting in net losses of $73 and $80, respectively. Per the requirements of SAB 101, $496 and $775 of total revenue was deferred during the three and nine months ended September 30, 2001, all of which will be recognized in the fourth quarter of 2001.

The Company holds a 49 percent ownership interest in all three joint venture projects. Under the terms of each joint venture, in addition to having received fees for its development and purchasing services during construction, the Company will receive ongoing asset management fees. The Company receives cash distributions of each Joint Venture's operating profits, if any, on a quarterly basis.

The Company's investing activities also included the issuance of mezzanine loans totaling $2,436. On July 5, 2000, the Company entered into a strategic alliance with Noble Investment Group, Ltd. ("Noble") to partially finance and develop two Hilton Garden Inn hotels in Atlanta, GA and Tampa, FL and to explore other similar upscale Hilton and Marriott opportunities. In July 2000, the Company provided a $1,080 mezzanine loan for the 122-room Hilton Garden Inn in Atlanta and in February 2001 provided a $2,186 mezzanine loan for the 150-room Hilton Garden Inn in Tampa. Noble is responsible for providing the remainder of the funding and will own and operate the hotels. The Atlanta project opened in April 2001 and the Tampa project is under construction and scheduled to open in the first quarter of 2002. In connection with the alliance, the Company co-developed the Atlanta project with Noble, is providing all development services for the Tampa project, and accordingly receives fees for its development services. The Company currently receives interest income from these mezzanine loans. As each hotel opens, the Company also participates in the hotel's gross lease revenue, a portion of which is paid and a portion of which accrues until the loan is paid off. The Company continues to seek additional mezzanine financing opportunities.

The Company's net cash used in financing activities during the nine months ended September 30, 2001 totaled $24,888. This amount included the payment of distributions to shareholders of $19,412, the payment of distributions to the Partnership's minority interest of $1,091, long-term debt payments of $883 and a net reduction of $3,500 in the outstanding debt balance under the Company's $140,000 line of credit (the "Line").

The Company has paid a common dividend of $0.28 per share and a preferred dividend of $0.578125 per share for each of the first three quarters of 2001. The Company's Board of Directors has decided to pay a dividend of $0.15 per common share and a dividend of $0.578125 per preferred share for the fourth quarter of 2001. Furthermore, the Company expects to continue to pay a quarterly dividend per common share of $0.15 to $0.20 and $0.578125 per preferred share, barring any further economic crisis or terrorist attacks. Moreover, as conditions permit, the Board of Directors intends to monitor the Company's dividend policy closely and act accordingly as earnings dictate. We anticipate that this dividend policy will provide the Company with additional cash flow for potential investments and capital expenditure needs.

The Line is collateralized with 28 of the Company's Current Hotels. The Line bears interest generally at rates from LIBOR plus 1.45% to LIBOR plus 1.70%, based primarily upon the Company's level of total indebtedness. The Company's current rate is LIBOR plus 1.45%. The outstanding balance under the Line at September 30, 2001 was $100,300.

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

The Line will mature in January 2002. The Company is currently in negotiations to refinance the Line and intends to do so during the fourth quarter of 2001. The Company expects to receive a commitment from the existing bank group to renew the Line with a $125 million line of credit for an additional three-year period. Moreover, the Company is in full compliance with all of its debt covenants and expects to be throughout the term of the new facility.

The Company had $67,989 in long-term debt at September 30, 2001 that was subject to a fixed interest rate and principal payments. This debt is comprised of a 10-year loan with a 25-year amortization period with GE Capital Corporation, which carries an interest rate of 7.375%. This debt facility is collateralized with 14 of the Company's Current Hotels.

The Company continues to seek additional mezzanine loan opportunities and to acquire and develop additional hotel properties that meet its investment criteria and is continually evaluating such opportunities. It is expected that future mezzanine loans and hotel acquisitions will be financed, in whole or in part, from additional follow-on offerings, from borrowings under the Line, from joint venture agreements, from the net sale proceeds of hotel properties and/or from the issuance of other debt or equity securities. There can be no assurances that the Company will make any further mezzanine loans or any investment in additional hotel properties, or that any hotel development will be undertaken, or if commenced, that it will be completed on schedule or on budget. Furthermore, there can be no assurances that the Company will be able to obtain any additional financing.

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

The following presents the Company's calculation of FFO (in thousands):

                                                         THREE MONTHS ENDED SEPT. 30,            NINE MONTHS ENDED SEPT. 30,
                                                           2001                2000                2001              2000
                                                         --------            --------           ---------          ---------
Income before allocation to minority
    interest and cumulative effect of
    change in accounting principle                       $  3,685            $  7,024           $     932          $   2,819
Plus: depreciation                                          5,132               5,293              15,667             15,829
Plus: depreciation of joint venture
   properties
                                                              191                  --                 428                 --
Plus: loss on sale of property                                 --                 588                 683                850
Plus: deferred percentage lease revenue                      (802)             (2,257)              9,961             10,508
Plus: deferred percentage lease revenue of
   joint venture properties
                                                              243                  --                 378                 --
Less: preferred stock dividends                             1,734               1,734               5,203              5,203
                                                         --------            --------           ---------          ---------
FFO                                                      $  6,715            $  8,914           $  22,846          $  24,803
                                                         ========            ========           =========          =========

FORWARD LOOKING STATEMENTS

This report contains certain "forward looking" statements within the meaning of
Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. You can identify these statements by use of words like "intends", "guidance," "project," "may," "will," "expect," "anticipate," "estimate," or "continue" or similar expressions. These statements represent the Company's judgment and are subject to risks and uncertainties that could cause actual operating results to differ materially from those expressed or implied in the forward-looking statements, including but not limited to the following risks: changes in general economic conditions, properties held for sale will not sell, financing risks including the inability to obtain financing on favorable terms, if at all, development risks including the risks of construction delays and cost overruns, lower than expected occupancy and average daily rates, non-issuance or delay of issuance of governmental permits, zoning restrictions, the increase of development costs in connection with projects that are not pursued to completion and non-payment of mezzanine loans. These and additional risks are discussed in the Company's filings with the Securities and Exchange Commission, including but not limited to its Form S-3 Registration Statements, and its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and its other periodic reports.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK ($ IN THOUSANDS)

As of September 30, 2001, the Company's exposure to market risk for a change in interest rates related solely to debt outstanding under its $140,000 line of credit (the "Line"). Debt outstanding under the Line totaled $100,300 at September 30, 2001. The Line, which expires in January 2002, bears interest generally at rates from 30-day LIBOR plus 1.45% to 30-day LIBOR plus 1.70%, based, in part, on the Company's level of total indebtedness. The Company's current interest rate is 30-day LIBOR plus 1.45%. During 1999, the Company entered into an interest rate cap agreement to eliminate the exposure to increases in 30-day LIBOR over 7.50%, and therefore from its exposure to interest rate increases over 8.95% under the Line on a principal balance of $25,000 for the period of March 23, 1999 through March 25, 2002. In addition, on December 18, 2000, the Company completed an interest rate swap on $50,000 of its outstanding variable rate debt under the Line. The agreement is a contract to exchange floating rate interest payments for fixed interest payments periodically over the life of the agreement without the exchange of the underlying notional amounts. This transaction effectively replaces the Company's variable interest rate based on 30-day LIBOR on $50,000 of the Line with a fixed interest rate of 5.915% until December 18, 2002. The Line's interest rate spread is currently 1.45%, equating to an effective fixed rate of 7.365% on $50,000 until December 18, 2002. The differential actually paid or received on interest rate agreements is recognized as an adjustment to interest expense over the life of the swap. The weighted average interest rate on the Line for the three and nine months ended September 30, 2001 were 6.61% and 6.85%, respectively. At September 30, 2001, the Company had $50,300 of variable rate debt outstanding under the Line that was exposed to fluctuations in the market rate of interest.

The definitive extent of the Company's interest rate risk under the Line is not quantifiable or predictable because of the variability of future interest rates and business financing requirements. If interest rates increased by 100 basis points per annum, the Company's interest expense for the three and nine months ended September 30, 2001 would have increased by approximately $131 and $415, respectively, based on the amount of variable rate debt outstanding and exposed to fluctuations in the market rate of interest at September 30, 2001. The Company does not enter into derivative or interest rate transactions for speculative purposes.

The following table presents the aggregate maturities and historical cost amounts of the Company's GE Capital Corporation fixed rate debt principal and interest rates by maturity dates at September 30, 2001:

        MATURITY DATE                   FIXED RATE DEBT                     INTEREST RATE
        -------------                   ---------------                     -------------
            2001                            $    304                             7.375%
            2002                               1,278                             7.375%
            2003                               1,376                             7.375%
            2004                               1,480                             7.375%
            2005                               1,594                             7.375%
         Thereafter                           61,957                             7.375%
                                            --------                            -------
                                            $ 67,989                             7.375%
                                            ========                            ======

PART II - OTHER INFORMATION

Item     6. Exhibits and Reports on Form 8-K.

         (a)      Exhibits - none.

         (b)      Report on Form 8-K.

                  No reports on Form 8-K were filed during the quarter ended September 30, 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        WINSTON HOTELS, INC.



Date November 13, 2001                  /s/ Joseph V. Green
     -----------------                  ---------------------------------------
                                        Joseph V. Green
                                        Executive Vice President and Chief
                                        Financial Officer (Authorized officer
                                        and Principal Financial Officer)