Form 10-K
period 2001-12-31
WINSTON HOTELS INC
filed 2002-03-15
CIK 920605

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2001

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

           Securities registered pursuant to Section 12(b)of the Act:

Common Stock, $0.01 par value per share                 New York Stock Exchange
Preferred Stock, $0.01 par value per share              New York Stock Exchange
              (Title of Class)                          (Name of Exchange upon
                                                           Which Registered)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No|_|

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. |_|

     The aggregate market value of the registrant's Common Stock, $0.01 par value per share, at March 1, 2002, held by those persons deemed by the registrant to be non-affiliates was approximately $143,538,109.

     As of March 1, 2002, there were 16,957,533 shares of the registrant's Common Stock, $0.01 par value per share, outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

Document                                                      Where Incorporated
--------                                                      ------------------

1.  Proxy Statement for Annual Meeting of Shareholders to be
    held on May 7, 2002                                            Part III

================================================================================

                              WINSTON HOTELS, INC.

                             FORM 10-K ANNUAL REPORT


                                      INDEX

                                                                            Page
                                                                            ----
PART I.

     ITEM 1.   BUSINESS                                                       3

     ITEM 2.   PROPERTIES                                                     9

     ITEM 3.   LEGAL PROCEEDINGS                                             12

     ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS           12

PART II.

     ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
               STOCKHOLDER MATTERS                                           13

     ITEM 6.   SELECTED FINANCIAL DATA                                       14

     ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS                           16

     ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK    34

     ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA                   35

     ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
               ACCOUNTING AND FINANCIAL DISCLOSURE                           35

PART III.

     ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT            35

     ITEM 11.  EXECUTIVE COMPENSATION                                        35

     ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
               MANAGEMENT AND RELATED STOCKHOLDER MATTERS                    35

     ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                35

PART IV.

     ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
               FORM 8-K                                                      36

SIGNATURES                                                                   40

PART I.

ITEM 1.  BUSINESS

GENERAL DEVELOPMENT OF BUSINESS

   Winston Hotels, Inc. ("WHI") operates so as to qualify as a real estate investment trust ("REIT") for federal income tax purposes. During 1994, WHI completed an initial public offering of its common stock ("Common Stock"), utilizing the majority of the proceeds to acquire one hotel and a general partnership interest (as the sole general partner) in WINN Limited Partnership (the "Partnership"). The Partnership used a substantial portion of the proceeds to acquire nine additional hotel properties. These ten hotels were acquired from affiliates of WHI. WHI and the Partnership (collectively the "Company") began operations as a REIT on June 2, 1994. As of December 31, 2001, WHI's ownership in the Partnership was 92.87%.

   During 1995 and 1996, WHI completed follow-on Common Stock offerings, as well as a Preferred Stock offering in September 1997, and invested the net proceeds from these offerings in the Partnership. The Partnership utilized the proceeds to acquire 28 additional hotel properties. During 1998, the Company added 13 additional properties to its portfolio, five of which were internally developed. The Company sold two hotels in 2000 and one hotel in 2001. As of December 31, 2001, the Company wholly owned 48 hotel properties (the "Current Hotels") in 12 states having an aggregate of 6,574 rooms.

   The Company also owns a 49% ownership interest in three joint ventures, each of which owns an operating hotel, (collectively the "Joint Venture Hotels"). The Joint Venture Hotels consist of a Hilton Garden Inn located in Windsor, CT, a Hampton Inn located in Ponte Vedra, FL and a Hilton Garden Inn located in Evanston, IL, having a total of 453 rooms. Additionally, the Company has provided mezzanine financing to three unrelated parties, two of which own Hilton Garden Inn hotels having a total of 275 rooms, and one of which owns an independent resort hotel with 679 rooms. The Company has no ownership interest in any property for which it has provided mezzanine financing.

   As of December 31, 2001, the Company leased 46 of the 48 Current Hotels to CapStar Winston Company, L.L.C. ("CapStar Winston"), a wholly owned subsidiary of MeriStar Hotels and Resorts, Inc. ("MeriStar"), one of the Current Hotels to Bristol W. Tenant Company, a wholly owned subsidiary of Six Continents Hotels, Inc. ("Six Continents"), and one of the Current Hotels to Secaucus Holding Corporation, a wholly owned subsidiary of Prime Hospitality Corp. ("Prime"). CapStar Winston also currently leases two of the Joint Venture Hotels, located in Ponte Vedra, FL and Evanston, IL. Six Continents also currently leases the Joint Venture Hotel located in Windsor, CT. All 48 of the Current Hotels are leased pursuant to separate percentage operating lease agreements that provide for rent payments based, in part, on revenues from the Current Hotels (the "Percentage Leases"). Under the terms of the Percentage Leases, the lessees are obligated to pay the Company the greater of base rent ("Base Rent") or percentage rent ("Percentage Rent"). The Percentage Leases are designed to allow the Company to participate in the growth in revenues at the Current Hotels by requiring that a portion of each Current Hotel's room revenues in excess of specified amounts will be paid to the Company as Percentage Rent.

NARRATIVE DESCRIPTION OF BUSINESS

Growth Strategy

   The Company's growth strategy is to enhance shareholder value by increasing cash available for distribution per share of Common Stock through: (i) participating in any increased room revenue from the Current Hotels through Percentage Leases; (ii) generating development, purchasing and asset management fee income from joint ventures; (iii) acquiring additional hotels, or ownership interests in hotels, that meet the Company's investment criteria, either directly or through joint ventures; (iv) selectively developing new hotels and making additions to the Current Hotels as market conditions warrant, and (v) mezzanine financing activities whereby the Company initiates hotel loans to third party hotel owners.

       Internal Growth Strategy

   The Company participates in any increased or decreased room revenue from the Current Hotels through Percentage Leases. The Company believes that internal growth, through increases in Percentage Rent, has resulted, and in the future may result, from: (i) continued sales and marketing programs by the lessees and operators; (ii) completion of necessary refurbishment projects at the Current Hotels; (iii) maintenance of hotel franchises with demonstrated market acceptance and national reservation systems; and (iv) increases in occupancy rates, average daily room rates ("ADR") and revenue per available room ("REVPAR").

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

       Joint Ventures Strategy

   The Company is actively seeking one or more institutional investors as joint venture partners to acquire: (i) hotels for repositioning, (ii) hotels for rehabilitation and (iii) hotels that could benefit from new management and additional capital. The Company expects to make a minority interest investment in any joint venture formed and expects to receive fees for overseeing the joint venture's properties and operations. In addition to generating development, purchasing and asset management fee income and thus enhancing the Company's revenues and cash flow, the Company expects to receive other benefits from joint venture agreements, such as expanded affiliations with leading upscale brands and growth in the Company's portfolio with a smaller equity investment by us.

   In addition to the three joint ventures described above, the Company owns a 50% interest in a joint venture with an affiliate of Concord Hospitality Enterprises, Inc. This joint venture currently has no operations, but it has two hotels under contract for purchase at prices aggregating approximately $7.0 million. The Company estimates that these two hotels will require an additional approximately $8.0 million in renovations. Under certain circumstances, Concord will have the right to purchase the Company's interest in the two hotels.

   The Company currently has no commitments from any institutional investor to make any investment in a joint venture with us and there can be no assurance that the Company will be successful in attracting joint venture investors or in locating additional hotels for acquisition by any joint venture.

       Acquisition Strategy

   The Company intends to acquire additional hotels, or ownership interests in hotels, with strong national franchise affiliations in the "mid-scale without food and beverage" and "upscale" market segments, or hotel properties with the potential to obtain such franchise affiliations. In particular, the Company will consider acquiring limited-service hotels, such as Hampton Inn(R) and Fairfield Inn by Marriott(R); full-service hotels such as Hilton Garden Inn(R), Courtyard by Marriott(R) and Holiday Inn(R); and extended-stay hotels such as Homewood Suites by Hilton(R), Hampton Inn and Suites(R), Residence Inn(R), Spring Hill Suites by Marriott(R) and Staybridge by Holiday Inn(R) (see "Management's Discussion and Analysis of Financial Condition and Results of Operations - Forward Looking Statements").

   The Company intends to consider investments in hotel properties that meet one or more of the following criteria: (i) properties in locations with relatively high demand for rooms, a relatively low supply of hotel properties and relatively high barriers to entry into the hotel business, such as a scarcity of suitable sites or zoning restrictions; (ii) successful hotels available at favorable prices; (iii) newly developed hotels; (iv) hotels that could benefit from repositioning; (v) hotels that could benefit from substantial rehabilitation; and (vi) hotels that could benefit from new management and additional hotel capital. The Company believes that its relationships with its lessees and franchisors will provide additional potential investment opportunities.

       Development Strategy

   The Company intends to pursue selective hotel development as suitable opportunities arise. The Company may finance 100% of such development or seek partners who would co-invest in development or rehabilitation joint ventures. The Company intends to consider development of hotels with strong national franchise affiliations in markets where the Company believes that carefully timed and managed development will yield returns to the Company that exceed returns from any available hotels in those markets that meet the Company's acquisition criteria. The Company earns certain fees from its joint venture development activity and also is exploring other opportunities to use management's expertise to earn additional fees through third party development. Since its initial public offering in 1994, the Company has developed five hotels that it now owns and has developed three hotels through joint ventures in which it owns a 49% interest.

       Mezzanine Financing

   In 2000 and 2001, the Company made three mezzanine loans totaling approximately $3.5 million to third party hotel owners. We continue to seek additional prudent mezzanine financing opportunities where the Company can leverage its hotel underwriting and development expertise into attractive investments.

REIT Modernization Act

   Prior to January 1, 2001, under the REIT qualification requirements of the Internal Revenue Code, REITs generally were required to lease their hotels to third party operators. Under the REIT Modernization Act of 1999 (the "RMA"), which became effective January 1, 2001, a REIT is permitted to lease hotels to wholly owned taxable REIT subsidiaries of the REIT ("TRS Lessees"). Under the RMA, the TRS Lessees may not operate the leased hotels and must enter into management agreements with eligible independent contractors who will manage the hotels.

   The Company is currently negotiating with CapStar Winston to acquire all 48 operating leases between the companies. If successful, the Company expects to lease these 48 hotels to new taxable REIT subsidiaries as permitted under the RMA. In such event, the Company's taxable REIT subsidiaries would in turn enter into hotel management agreements with third party management companies, which qualify as eligible independent contractors, to manage the hotels. However, there can be no assurance that the Company will be able to successfully negotiate and complete the acquisition of these leases and enter into a taxable REIT subsidiary lessee structure. The Company expects that the costs incurred in acquiring these lease agreements will be recorded as an expense in the period incurred.

Operations and Property Management

   As of December 31, 2001, CapStar Winston leased 46 of the Current Hotels, 38 of which they also operated. Interstate Management and Investment Corporation ("IMIC") managed seven of the Current Hotels and Hilton Hotels Corporation ("Hilton") managed one of the Current Hotels (collectively the "Property Managers") pursuant to management agreements with CapStar Winston with respect to each of such hotels. Six Continents and Prime each leased and operated one of the Current Hotels. CapStar Winston leased and operated two of the Joint Venture Hotels and Six Continents leased and operated the other Joint Venture Hotel. The lessees and the Property Managers seek to increase revenues at the Current Hotels by using established systems to manage the Current Hotels for marketing, rate achievement, expense management, physical facility maintenance, human resources, accounting and internal auditing. They are trained in all aspects of hotel operations, including negotiation of prices with corporate and other clients and responsiveness to marketing requirements in their particular markets, with particular emphasis placed on customer service. The lessees and the Property Managers employ a mix of marketing techniques designed for each specific Current Hotel, which include individual toll-free lines, cross-marketing of the Current Hotels' billboards and direct marketing, as well as taking advantage of national advertising by the franchisors of the Current Hotels.

   The lessees lease the Current Hotels pursuant to the Percentage Leases. Under the Percentage Leases, the lessees, or the Property Managers, generally are required to perform all operational and management functions necessary to operate the Current Hotels. The lessees are entitled to all profits and cash flow from the Current Hotels after payment of rent under the Percentage Leases and other operating expenses, including, in the case of the eight Current Hotels managed by the Property Managers, the management fee payable to the Property Managers. The lessees, their affiliates and the Property Managers may manage other hotel properties in addition to hotels owned by the Company, however, the lessees and their affiliates may not build or develop a hotel or motel within five miles of a hotel owned by the Company and leased by the lessee.

   CapStar Winston is a wholly owned subsidiary of MeriStar, a New York Stock Exchange listed company. As of December 31, 2001, MeriStar, the nation's largest independent hotel management company, leased or managed 275 hospitality properties with more than 57,000 rooms in 41 states, the District of Columbia and Canada.

   IMIC, a hotel development and management company, operates seven of the Current Hotels under separate management agreements with CapStar Winston. Each year, CapStar Winston pays IMIC a base management fee for each Current Hotel managed by IMIC based on a percentage of the budgeted gross operating profit for that year with incentive amounts based on actual gross operating profits if they exceed budgeted amounts. IMIC has agreed that each year it will spend a specified percentage of the gross revenues of each Current Hotel managed by IMIC on repairs and maintenance of the hotel. CapStar Winston and the Company have retained the right to control the expenditure of funds budgeted for capital and non-routine items, including, at their discretion, approving plans and selecting and overseeing contractors and other vendors. IMIC currently operates 33 hotels in six states, including 27 limited-service hotels and 6 full-service, convention or resort hotels.

   Hilton manages one of the Current Hotels under a management agreement with CapStar Winston. Each year, CapStar Winston pays Hilton a management fee based on a percentage of the gross operating profit for the hotel managed by Hilton with certain incentive amounts. Hilton is recognized internationally as a preeminent hospitality company. Hilton develops, owns, manages or franchises 2,000 hotels, resorts and vacation ownership properties. Its portfolio includes many of the world's best known and most highly regarded hotel brands, including Hilton, Doubletree, Embassy Suites, Hampton Inn, Homewood Suites by Hilton, Red Lion Hotels & Inns and Conrad International.

   Six Continents is one of the leading hotel operating companies in the world. As of December 31, 2001, Six Continents operated more than 3,200 hotels in close to 100 countries, primarily full-service hotels in the upscale and mid-scale segments of the hotel industry with branded hotels including Crowne Plaza, Holiday Inn, Holiday Inn Select and Holiday Inn Express hotels.

   Prime, a New York Stock Exchange listed company, is one of the nation's premier lodging companies. Prime operates two proprietary brands, AmeriSuites (all-suites) and Wellesley Inns (limited-service). It also owns and/or manages hotels operated under franchise agreements with national hotel chains. As of December 31, 2001, Prime Hospitality Corporation owned, operated, managed or franchised over 230 hotels in 32 states.

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

   Of the Current Hotels' franchise licenses, one expires in 2006, three expire in 2007, five expire in 2008, three expire in 2009, two expire in 2010, three expire in 2011, two expire in 2012, two expire in 2014, two expire in 2016, 17 expire in 2017 and eight expire in 2018. The franchise agreements provide for termination at the franchisor's option upon the occurrence of certain events, including the lessees' failure to pay royalties and fees or perform its other covenants under the franchise agreement, bankruptcy, abandonment of the franchise, commission of a felony, assignment of the franchise without the consent of the franchisor, or failure to comply with applicable law in the operation of the relevant Current Hotel. The franchise agreements will not renew automatically upon expiration. The lessees are responsible for making all payments under the franchise agreements to the franchisors. Under the franchise agreements, the lessees pay a franchise fee of an aggregate of generally between 4% and 5% of room revenues, plus additional fees that amount to between 3% and 4% of room revenues from the Current Hotels.

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

Employees

   The Company had 17 employees as of March 1, 2002.

Environmental Matters

   Under various federal, state and local laws and regulations, an owner or operator of real estate may be liable for the costs of removal or remediation of certain hazardous or toxic substances on such property. Such laws often impose such liability without regard to whether the owner knew of, or was responsible for, the presence of hazardous or toxic substances. Furthermore, a person that arranges for the disposal or transports for disposal or treatment of a hazardous substance at another property may be liable for the costs of removal or remediation of hazardous substances released into the environment at that property. The costs of remediation or removal of such substances may be substantial, and the presence of such substances, or the failure to promptly remedy such substances, may adversely affect the owner's ability to use or sell such real estate or to borrow using such real estate as collateral. Certain environmental laws and common law principles could be used to impose liability for the release of and exposure to hazardous substances, including asbestos-containing materials ("ACMs") released into the air, and third parties may seek recovery from owners or operators of real properties for personal injury or property damage associated with exposure to released hazardous substances, including ACMs. In connection with the ownership and operation of the Current Hotels, the Company, the lessees, or the Property Managers, as the case may be, may be potentially liable for such costs.

   Phase I environmental site assessments ("ESAs") were obtained on all of the Current Hotels. The Phase I ESAs were intended to identify potential sources of contamination for which the Current Hotels may be responsible and to identify readily apparent environmental regulatory compliance concerns. The Phase I ESAs included historical reviews of the Current Hotels, reviews of certain public records, preliminary investigations of the sites and surrounding properties, screening for the presence of asbestos, PCBs (polychlorinated biphenyls) and underground storage tanks, and the preparation and issuance of a written report. The Phase I ESAs did not include invasive procedures, such as soil sampling or ground water analysis. The Phase I ESA reports have not revealed any environmental condition, liability or compliance concern that the Company believes would have a material adverse effect on the Company's business, assets or results of operations, nor is the Company aware of any such condition, liability or compliance concern. Nevertheless, it is possible that these reports do not reveal all environmental conditions, liabilities or compliance concerns or that there are material environmental conditions, liabilities or compliance concerns that arose at a Current Hotel after the related Phase I ESA report was completed of which the Company is unaware. Moreover, no assurances can be given that (i) future laws, ordinances or regulations will not impose any material environmental liability for existing conditions at the Current Hotels, or (ii) the current environmental condition of the Current Hotels will not be affected by the condition of the properties in the vicinity of the Current Hotels (such as the presence of leaking underground storage tanks) or by third parties unrelated to the Company.

    In addition to the ESAs, the Company also obtained asbestos surveys for the Holiday Inn Select-Garland (Dallas), Texas and the Comfort Inn-Greenville, South Carolina. In each of the asbestos surveys, the consultants discovered the presence of ACMs. The Company is monitoring the presence of the ACMs with the assistance of its consultants.

   The Company believes that the Current Hotels are in compliance in all material respects with all federal, state and local laws, ordinances and regulations regarding hazardous or toxic substances and other environmental matters. The Company has not been notified by any governmental authority of any material noncompliance, liability or claim relating to hazardous or toxic substances or other environmental substances in connection with any of its properties.

Tax Status

   The Company elected to be taxed as a REIT under Sections 856-860 of the Internal Revenue Code of 1986, as amended, effective for its short taxable year ended December 31, 1994. The Company believes that it qualifies for taxation as a REIT, and with certain exceptions, the Company will not be subject to tax at the corporate level on its taxable income that is distributed to the shareholders of the Company. A REIT is subject to a number of organizational and operational requirements, including a requirement that it currently distribute at least 90% of its annual taxable income. For taxable years beginning before January 1, 2001, the annual taxable income distribution requirement was 95%. Failure to qualify as a REIT will render the Company subject to federal income tax (including any applicable minimum tax) on its taxable income at regular corporate rates and distributions to the shareholders in any such year will not be deductible by the Company. Although the Company does not intend to request a ruling from the Internal Revenue Service (the "Service") as to its REIT status, the Company has obtained the opinion of its legal counsel that the Company qualifies as a REIT, which opinion is based on certain assumptions and representations and is not binding on the Service or any court. Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain state and local taxes on its income and properties.

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

Executive Officers of the Registrant

   The following table lists the executive officers of the Company:

        NAME             AGE                   POSITION
        ----             ---                   --------
Charles M. Winston        72   Chairman of the Board of Directors
Robert W. Winston, III    40   Chief Executive Officer
James D. Rosenberg        48   President, Chief Operating Officer and Secretary
Joseph V. Green           51   Executive Vice President, Chief Financial Officer
Kenneth R. Crockett       45   Executive Vice President of Development

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

ITEM 2.  PROPERTIES

   The following table sets forth certain unaudited information with respect to the Current Hotels:

----------------------------------------------------------------------------------------------------------------------------------
                                                           2001                                           2000
----------------------------------------------------------------------------------------------------------------------------------
                                         Number   Room                        Lease    Number    Room                      Lease
                                           of   Revenues          Occupancy  Revenues    of    Revenues        Occupancy  Revenues
                                         Rooms   ($000)    ADR        %      ($000)    Rooms    ($000)    ADR      %      ($000)
----------------------------------------------------------------------------------------------------------------------------------
Hampton Inns
------------
     Boone, NC                             95   $ 2,046  $ 83.39    70.8%       852       95   $ 2,074  $ 82.45  72.33%       891
     Brunswick, GA                        127     2,394    64.14    79.9%       960      128     2,112    59.87  75.28%       829
     Cary, NC                             130     1,933    66.66    61.5%       721      130     1,920    64.65  62.43%       732
     Charlotte, NC                        125     1,913    82.88    50.6%       732      125     2,590    81.46  69.49%     1,190
     Chester, VA                           66     1,244    70.33    73.4%       507       66     1,286    69.78  76.32%       544
     Duncanville, TX *                     --        --       --       --        --       --     1,030    44.25  71.90%       350
     Durham, NC                           137     2,528    66.43    76.1%     1,039      137     2,410    65.75  73.11%       992
     Gwinnett, GA (Hampton Inn & Suites)  136     2,637    83.08    63.9%     1,277      136     2,821    79.61  71.18%     1,428
     Hilton Head, SC                      124     1,997    76.97    56.9%       686      124     2,349    80.60  63.69%       939
     Jacksonville, NC                     120     1,838    61.81    67.9%       683      120     1,949    60.16  73.78%       779
     Las Vegas, NV                        128     1,978    61.25    69.7%       925      128     2,232    59.94  79.50%     1,057
     Perimeter, GA                        131     2,355    88.09    55.9%     1,110      131     2,452    84.75  60.33%     1,202
     Raleigh, NC                          141     2,455    76.07    62.7%     1,050      141     2,960    74.08  77.42%     1,396
     Southern Pines, NC                   126     1,640    65.29    54.6%       558      126     1,740    65.98  57.18%       620
     Southlake, GA                        124     2,305    73.00    69.2%       929      124     2,319    66.34  76.42%       961
     W. Springfield, MA                   126     3,132    91.50    75.0%     1,512      126     3,011    85.41  77.07%     1,460
     White Plains, NY                     156     5,277   117.07    79.2%     2,681      156     5,257   111.72  82.42%     2,728
     Wilmington, NC                       118     1,762    68.49    60.3%       606      118     2,022    69.44  67.41%       791
Comfort Inns
------------
     Augusta, GA                          123     1,329    58.69    50.4%       380      123     1,294    58.67  49.01%       378
     Charleston, SC                       128     2,321    73.17    67.9%     1,016      128     2,390    75.65  67.44%     1,086
     Chester, VA                          123     1,826    64.19    63.9%       784      122     2,008    64.02  70.25%       872
     Clearwater/St. Petersburg, FL        120     1,512    59.49    58.0%       448      120     1,548    58.84  60.09%       489
     Durham, NC                           138     2,403    66.92    71.3%     1,054      138     2,607    68.45  75.40%     1,209
     Fayetteville, NC                     176     2,191    51.64    66.0%       907      176     2,132    53.92  61.38%       917
     Greenville, SC                       190     1,493    56.98    37.8%       368      190     1,428    53.33  38.50%       357
     London, KY (Comfort Suites) *         --        --       --       --        --       --        68    50.60  36.32%        26
     Orlando, FL (Comfort Suites)         215     2,977    62.58    60.9%     1,032      214     3,732    61.44  77.56%     1,583
     Raleigh, NC **                        --       375    47.96    51.9%       127      149     1,492    46.77  58.49%       507
     Wilmington, NC                       146     1,834    57.27    60.2%       607      146     1,993    57.53  64.83%       732
Homewood Suites
---------------
     Alpharetta, GA                       112     2,534    90.41    68.6%     1,352      112     2,613    89.93  70.88%     1,284
     Cary, NC                             120     3,195    94.41    77.9%     1,926      120     3,086    89.96  78.75%     1,861
     Clear Lake, TX                        92     2,565    94.52    80.8%     1,134       92     2,460    92.54  78.94%     1,087
     Durham, NC                            96     2,164    88.51    69.8%     1,056       96     2,178    78.92  78.53%     1,089
     Lake Mary, FL                        112     2,855   108.00    64.7%     1,691      112     3,175   105.86  73.17%     1,624
     Phoenix, AZ                          126     2,154    92.00    50.9%     1,340      126     2,364    81.72  62.73%     1,404
     Raleigh, NC                          137     3,120    91.24    68.4%     1,676      137     3,322    89.43  74.08%     1,666
----------------------------------------------------------------------------------------------------------------------------------

                                        9

----------------------------------------------------------------------------------------------------------------------------------
                                                           2001                                           2000
----------------------------------------------------------------------------------------------------------------------------------
                                         Number   Room                        Lease    Number    Room                      Lease
                                           of   Revenues          Occupancy  Revenues    of    Revenues        Occupancy  Revenues
                                         Rooms   ($000)    ADR        %      ($000)    Rooms    ($000)    ADR      %      ($000)
----------------------------------------------------------------------------------------------------------------------------------
Holiday Inns
------------
   Abingdon, VA (Holiday Inn Express)      81     1,399    67.37    70.2%       650       81     1,374    65.02  71.27%       645
   Clearwater, FL (Holiday Inn Express)   127     2,274    74.46    66.1%       944      127     2,452    72.59  72.67%     1,090
   Dallas, TX  (Holiday Inn Select)       243     3,085    71.66    48.3%     1,299      244     4,079    72.00  63.44%     1,760
   Secaucus, NJ                           160     5,464   121.70    76.9%     2,749      160     5,907   126.31  79.86%     3,181
   Tinton Falls, NJ                       171     4,936   108.48    72.9%     1,766      171     4,803    98.81  77.66%     1,727
Courtyard by Marriott
---------------------
   Ann Arbor, MI                          160     4,171    96.49    74.0%     1,929      160     4,468    95.78  79.66%     2,162
   Houston, TX                            198     3,719    88.74    58.2%     1,655      198     3,619    83.46  59.83%     1,642
   Wilmington, NC                         128     2,306    78.84    62.6%       882      128     2,415    77.23  67.12%       976
   Winston-Salem, NC                      122     2,238    81.44    61.7%     1,083      122     2,466    84.34  65.47%     1,253
Hilton Garden Inns
------------------
   Albany, NY                             155     4,132    96.27    75.9%     1,250      155     3,830    88.85  75.98%     1,949
   Alpharetta, GA                         164     3,181    98.84    53.8%     1,348      164     3,707    96.19  64.21%     2,333
   Raleigh/Durham, NC                     155     4,101   111.52    65.0%     1,889      155     4,320   110.18  69.12%     2,476

Quality Suites - Charleston, SC           168     3,411    83.56    66.6%     1,358      168     3,738    86.09  70.62%     1,616
Residence Inn - Phoenix, AZ               168     3,004    87.49    56.0%     1,562      168     3,310    81.35  66.17%     1,721
Fairfield Inn - Ann Arbor, MI             110     1,840    72.01    63.6%       665      110     2,068    72.02  71.31%       839
----------------------------------------------------------------------------------------------------------------------------------
     TOTAL                              6,574  $125,543  $ 81.32    64.04%  $54,755    6,723  $134,977  $ 78.24  69.11%   $62,430
----------------------------------------------------------------------------------------------------------------------------------

      * Hotel sold during 2000.

     ** Hotel sold during 2001.

THE PERCENTAGE LEASES

   The Partnership leases the Current Hotels for remaining terms of 6 to 12 years pursuant to Percentage Leases, which provide for rent equal to the greater of Base Rent or Percentage Rent. The Percentage Leases for the Current Hotels contain the provisions described below. The Company intends that future leases with respect to its hotel property investments will contain substantially similar provisions, although the Company may, in its discretion, alter any of these provisions with respect to any particular future lease, depending on the purchase price paid, economic conditions and other factors deemed relevant at the time.

Percentage Lease Terms

   Each Percentage Lease for the Current Hotels has a non-cancelable remaining term of 6 to 12 years, subject to earlier termination upon the occurrence of certain contingencies described in the Percentage Lease.

Amounts Payable under the Percentage Leases

   During the term of each Percentage Lease, the lessees are or will be obligated to pay (i) the greater of Base Rent or Percentage Rent and (ii) certain other additional charges. Base Rent accrues and is required to be paid monthly. Percentage Rent consists of minimum percentage rent and excess percentage rent, if any. Minimum percentage rent is calculated based primarily on the amount of room revenue up to a predetermined threshold per the lease. The percentage, which differs by hotel, is multiplied by this amount to calculate minimum percentage rent. These percentages range from 23% to 54.44%. Excess percentage rent is calculated based primarily on the amount of any room revenue in excess of the predetermined threshold mentioned above. The percentage, which differs by hotel, is multiplied by this amount to calculate excess percentage rent. These percentages range from 50% to 80%. For most leases, the percentage used to calculate excess percentage rent exceeds the percentage used to calculate the minimum percentage rent. Percentage Rent is due either monthly or quarterly.

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2001.

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY

   WHI's Common Stock trades on the New York Stock Exchange ("NYSE") under the symbol "WXH." As of March 1, 2002, WHI had approximately 835 holders of record of its Common Stock. The following table sets forth, for the indicated periods, the high and low closing prices for the Common Stock and the cash distributions declared per share:

                                    Price Range      Cash Distributions Declared
                                    -----------      ---------------------------
                                 High         Low             Per Share
                                 ----         ---             ---------
     2001
     ----
     First Quarter             $  8.85     $  7.13             $  0.28
     Second Quarter              10.68        7.65                0.28
     Third Quarter               10.25        6.88                0.28
     Fourth Quarter               8.20        7.04                0.15

     2000
     ----
     First Quarter             $  8.50     $  7.38             $  0.28
     Second Quarter               8.12        7.37                0.28
     Third Quarter                8.93        7.06                0.28
     Fourth Quarter               8.18        7.12                0.28

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

ITEM 6.  SELECTED FINANCIAL DATA

    The following table sets forth selected financial information for the Company for the years ended December 31, 2001, 2000, 1999, 1998, and 1997, and selected historical balance sheet data as of December 31, 2001, 2000, 1999, 1998, and 1997. This information should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and notes thereto included elsewhere in this report.

                              WINSTON HOTELS, INC.
                  SELECTED HISTORICAL FINANCIAL AND OTHER DATA
        FOR THE YEARS ENDED DECEMBER 31, 2001, 2000, 1999, 1998 AND 1997
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                              2001         2000         1999         1998         1997
                                                              ----         ----         ----         ----         ----
STATEMENTS OF INCOME:
Revenue:
     Percentage lease revenue                              $ 54,755     $ 62,430     $ 62,237     $ 54,945     $ 35,868
     Interest, joint venture and other income                 2,715        1,289          433          249          234
                                                           --------     --------     --------     --------     --------
         Total revenue                                       57,470       63,719       62,670       55,194       36,102
                                                           --------     --------     --------     --------     --------
Expenses:
     Real estate taxes and property and casualty
       insurance                                              6,682        6,630        6,356        5,262        2,702
     General and administrative                               5,419        4,323        4,236        3,889        2,095
     Interest                                                12,170       13,491       12,513        8,314        2,648
     Depreciation                                            20,792       21,092       20,565       16,389       10,064
     Amortization                                               968          933          834          465          520
                                                           --------     --------     --------     --------     --------
         Total expenses                                      46,031       46,469       44,504       34,319       18,029
                                                           --------     --------     --------     --------     --------
     Income before loss on sale of properties,
       allocation to minority interest and
       cumulative effect of change in
       accounting principle                                  11,439       17,250       18,166       20,875       18,073
     Loss on sale of properties                                 682          850          239         --           --
                                                           --------     --------     --------     --------     --------
         Income before allocation to minority
           interest and cumulative effect of change
           in accounting principle                           10,757       16,400       17,927       20,875       18,073
     Income allocation to minority interest                     272          677        1,026        1,349        1,329
                                                           --------     --------     --------     --------     --------
         Income before cumulative effect of change
           in accounting principle                           10,485       15,723       16,901       19,526       16,744

     Cumulative effect of change in accounting
       principle                                               --           (668)        --           --           --
                                                           --------     --------     --------     --------     --------
         Net income                                          10,485       15,055       16,901       19,526       16,744
     Preferred stock distribution                            (6,938)      (6,938)      (6,938)      (6,938)      (2,100)
                                                           --------     --------     --------     --------     --------
         Net income available to common shareholders       $  3,547     $  8,117     $  9,963     $ 12,588     $ 14,644
                                                           ========     ========     ========     ========     ========

Earnings per share:
     Net income per common share                           $   0.21     $   0.48     $   0.61     $   0.77     $   0.92
                                                           ========     ========     ========     ========     ========
     Net income per common share assuming dilution         $   0.21     $   0.48     $   0.61     $   0.77     $   0.91
                                                           ========     ========     ========     ========     ========

     Weighted average number of common shares                16,926       16,890       16,467       16,286       15,990
     Weighted average number of common shares
       assuming dilution                                     18,239       18,188       18,108       18,040       17,555

Distributions per common share                             $   0.99     $   1.12     $   1.12     $   1.09     $   1.08

                                                              2001         2000         1999         1998         1997
                                                              ----         ----         ----         ----         ----
BALANCE SHEET DATA (AT END OF PERIOD):
Cash                                                       $    887     $    167     $     28     $      33    $    164
Investment in hotel properties                              350,087      366,882      388,870       397,861     279,485
Total assets                                                376,904      394,310      406,071       412,156     287,827
Total debt                                                  170,584      172,672      174,475       173,085      44,081
Shareholders' equity                                        184,205      198,716      209,078       213,425     217,490

OTHER DATA:
Cash provided by (used in):
     Operating activities                                  $ 37,348     $ 39,589     $ 39,952     $  34,605    $ 27,811
     Investing activities                                    (5,967)     (10,231)     (12,658)     (135,398)    (82,349)
     Financing activities                                   (30,661)     (29,219)     (27,299)      100,662      54,468
Lessees' room revenue                                       125,543      134,977      134,886       117,752      79,526
Funds from operations (1)                                    26,583       31,268       31,793        30,326      26,037
Cash available for distribution                              16,768       23,483       24,735        24,093      21,809

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

   The following table sets forth selected financial information for CapStar Winston for the years ended December 31, 2001, 2000 and 1999. This information should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations and the financial statements and notes thereto included elsewhere in this report.


                         CAPSTAR WINSTON COMPANY, L.L.C.
                       SELECTED HISTORICAL FINANCIAL DATA
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
                                 (IN THOUSANDS)

                                     2001         2000          1999
                                     ----         ----          ----

Room revenue                      $ 122,487    $ 126,884     $ 127,571
Other revenue                        13,150       14,664        14,144
                                  ---------    ---------     ---------
     Total revenue                  135,637      141,548       141,715
                                  ---------    ---------     ---------

Rooms expense                        27,677       29,202        29,037
Percentage lease expense             54,290       57,995        58,551
Other expenses                       51,150       74,606        53,240
                                  ---------    ---------     ---------
     Total expenses                 133,117      161,803       140,828
                                  ---------    ---------     ---------
     Net income (loss)            $   2,520    $ (20,255)    $     887
                                  =========    =========     =========

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         ($ IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

   Winston Hotels, Inc. ("WHI") operates so as to qualify as a real estate investment trust ("REIT") for federal income tax purposes. During 1994, WHI completed an initial public offering of its common stock ("Common Stock"), utilizing the majority of the proceeds to acquire one hotel and a general partnership interest (as the sole general partner) in WINN Limited Partnership (the "Partnership"). The Partnership used a substantial portion of the proceeds to acquire nine additional hotel properties. These ten hotels were acquired from affiliates of WHI. WHI and the Partnership (collectively the "Company") began operations as a REIT on June 2, 1994. As of December 31, 2001, WHI's ownership in the Partnership was 92.87% (see Note 7 to the consolidated financial statements).

   During 1995 and 1996, WHI completed follow-on Common Stock offerings, as well as a Preferred Stock offering in September 1997, and invested the net proceeds from these offerings in the Partnership. The Partnership utilized the proceeds to acquire 28 additional hotel properties. The Company owned 31 hotels as of December 31, 1996 and acquired seven hotels in 1997 (collectively the "1997 Hotels"). During 1998, the Company added 13 additional properties to its portfolio, five of which were internally developed (the "1998 Hotels"). The Company sold two hotels in 2000 and one hotel in 2001. As of December 31, 2001, the Company wholly owned 48 hotel properties (the "Current Hotels") in 12 states having an aggregate of 6,574 rooms.

   The Company also owns a 49% ownership interest in three joint ventures, each of which owns an operating hotel, (collectively the "Joint Venture Hotels"). The Joint Venture Hotels consist of a Hilton Garden Inn located in Windsor, CT, a Hampton Inn located in Ponte Vedra, FL and a Hilton Garden Inn located in Evanston, IL, having a total of 453 rooms. Additionally, the Company has provided mezzanine financing to three unrelated parties, two of which own Hilton Garden Inn hotels having a total of 275 rooms, and one of which owns an independent resort hotel with 679 rooms. The Company has no ownership interest in any property for which it has provided mezzanine financing.

   As of December 31, 2001, the Company leased 46 of the 48 Current Hotels to CapStar Winston Company, L.L.C. ("CapStar Winston"), a wholly owned subsidiary of MeriStar Hotels and Resorts, Inc. ("MeriStar"), one of the Current Hotels to Bristol W. Tenant Company, a wholly owned subsidiary of Six Continents Hotels, Inc. ("Six Continents") and one of the Current Hotels to Secaucus Holding Corporation, a wholly owned subsidiary of Prime Hospitality Corp. ("Prime"). CapStar Winston also currently leases two Joint Venture Hotels located in Ponte Vedra, FL and Evanston, IL. Six Continents also currently leases the Joint Venture Hotel located in Windsor, CT. All 48 of the Current Hotels are leased pursuant to separate percentage operating lease agreements that provide for rent payments based, in part, on revenues from the Current Hotels (the "Percentage Leases"). Under the terms of the Percentage Leases, the lessees are obligated to pay the Company the greater of base rent or percentage rent ("Percentage Rent"). The Percentage Leases are designed to allow the Company to participate in the growth in revenues at the Current Hotels by requiring that a portion of each Current Hotel's room revenues in excess of specified amounts will be paid to the Company as Percentage Rent.

   CapStar Winston is a wholly owned subsidiary of MeriStar Hotels and Resorts, Inc. ("MeriStar"). As of December 31, 2001, MeriStar, the nation's largest independent hotel management company, leased or managed 275 hospitality properties with more than 57,000 rooms in 41 states, the District of Columbia and Canada.

CRITICAL ACCOUNTING POLICIES
----------------------------

    The Company's discussion and analysis of its financial condition and results of operations are based upon the Company's financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its financial statements.

Revenue Recognition
-------------------

   The Company recognizes contingent percentage lease revenue when each hotel achieves annual specified room revenue hurdles, effectively deferring the recognition of contingent percentage lease revenue from the first and second quarters to the third and fourth quarters of the calendar year. There are no significant estimates involved in the recognition of revenue. Due to the timely remittance of payments, no significant allowance for doubtful accounts is recorded.

Joint Ventures
--------------

   The Company has a 49% interest in three joint ventures. The Company has determined that it does not have a controlling interest in any of the joint ventures and therefore uses the equity method to recognize its share of net income or loss from the joint ventures and adjusts the carrying value of the investment accordingly. The joint ventures' assets, liabilities, and equity are not recorded on the Company's balance sheet.

   The Company receives current financial information from the joint ventures and performs an analysis to determine its share of income. This analysis includes the review of operational data, significant assets and liabilities, and results of operations to ensure that the Company's interests are realizable. The Company considers the operating trends and expectations for the foreseeable future. The Company believes that these joint venture operations presently support the carrying value of the investments in joint ventures.

Impairment of Long-Lived Assets
-------------------------------

   The Company evaluates the potential impairment of individual long-lived assets, principally the hotel properties. The Company performs an analysis of the operating results of the assets and trends and prospects of the local hotel and lodging market. Key company and industry statistics include occupancy rates, average daily room rates, and revenue per available room ("RevPar"). Significant changes in the hotel and lodging market could affect the analysis. During the second half of 2001, the industry and the Company experienced a decline in RevPar. The Company expects the negative trend in RevPar to continue through the second quarter of 2002. The Company will continue to analyze the operating results of each hotel and evaluate the potential for impairment.

Derivative Instruments
----------------------

   In the normal course of business, the Company is exposed to the effect of interest rate changes. The Company limits these risks by following established risk management policies and procedures including the use of derivatives. Derivatives are used primarily to fix the interest rate on debt based on floating-rate indices and to manage the cost of borrowing obligations. The Company does not use derivatives for trading or speculative purposes. Further, the Company has a policy of only entering into contracts with major financial institutions based upon their credit ratings and other factors. On December 18, 2000, the Company completed an interest rate swap on $50,000 of its outstanding variable rate debt under its $125,000 line of credit (the "Line"). The Company's interest rate swap qualifies as a hedge for accounting purposes, and therefore is reported at its fair value on the Consolidated Balance Sheets. Changes in the Company's amounts due to banks could affect the hedge determination. The interest rate swap effectively replaces the Company's variable interest rate based on 30-day LIBOR on $50,000 of the Line with a fixed interest rate of 5.915% until December 18, 2002, which is two years prior to the expiration of the Line, at which time the variable rate debt will no longer be fixed. The Company plans to continue to monitor its interest rate risk and to manage and limit this risk in accordance with its established interest rate risk management policies.

RESULTS OF OPERATIONS

   For the periods ended December 31, 2001 and 2000, the differences in operating results are attributable primarily to a weakening economy that was accelerated by the terrorist attacks that occurred on September 11, 2001. The Company sold its Comfort Inn hotel in Raleigh, NC in April 2001, resulting in a net loss of $682. The Company sold its Comfort Suites hotel in London, Kentucky in February 2000 and its Hampton Inn hotel in Duncanville, Texas in September 2000, resulting in combined net losses of $850.

   For the periods ended December 31, 2000 and 1999, the differences in operating results are primarily attributable to the adoption of Staff Accounting Bulletin No. 101 ("SAB 101"). SAB 101 was issued by the Securities and Exchange Commission in December 1999 and adopted by the Company effective January 1, 2000. SAB 101 requires that a lessor not recognize contingent rental income until annual specified hurdles have been achieved by the lessees. As a result of SAB 101, the Company recognized an additional $221 of percentage lease revenue for the year 2000. Had the Company not adopted SAB 101, the Company would have reported percentage lease revenue totaling $62,209 for 2000, a decrease of $28 versus $62,237 for 1999. SAB 101 has no impact on the Company's Funds From Operations ("FFO"), or its interim or annual cash flow from its third party lessees, and therefore, on its ability to pay dividends.

   The terrorist attacks of September 11, 2001 and the effects of the economic recession have led to a substantial reduction in business and leisure travel throughout the United States. As a result, in the fourth quarter of 2001, our RevPar decreased 11% and our FFO per share decreased 41% from our results for the fourth quarter of 2000. We expect the decline in our year over year RevPar for the first quarter of 2002 to be generally consistent with the decline we experienced in the fourth quarter of 2001. In addition, we expect the decline in our year over year FFO per share for the first quarter of 2002 to be approximately 31%. Depending on the speed of the economic recovery and other factors, we may experience declines in our year over year RevPar and FFO per share for the second quarter of 2002 at similar levels.

   The table below outlines the Company's hotel properties owned as of December 31, 2001, 2000 and 1999.

                                  December 31, 2001            December 31, 2000             December 31, 1999
                             --------------------------    -------------------------     -------------------------
                             Acquisitions    Properties    Acquisitions   Properties     Acquisitions    Properties
                                during        owned at        during       owned at         during        owned at
Type of Hotel                  the year       year end       the year      year end        the year       year end
-------------                  --------       --------       --------      --------        --------       --------
Limited-service hotels            --             27*            --            28**            --             30
Extended-stay hotels              --             10             --            10              --             10
Full-service hotels               --             11             --            11              --             11
                               --------       --------       --------      ---------       --------       --------
Total                             --             48             --            49              --             51
                               ========       ========       ========      =========       ========       ========

     *  The Company sold one hotel during 2001 as noted above.
     ** The Company sold two hotels during 2000 as noted above.

In order to present a more meaningful comparison of operations, the following comparisons are presented:

   THE COMPANY:

     o operating results for the year ended December 31, 2001 versus operating results for the year ended December 31, 2000;

     o operating results for the year ended December 31, 2000 versus operating results for the year ended December 31, 1999;

   CAPSTAR WINSTON COMPANY, L.L.C.:

     o operating results for the year ended December 31, 2001 versus operating results for the year ended December 31, 2000;

     o operating results for the year ended December 31, 2000 versus operating results for the year ended December 31, 1999.


THE COMPANY

YEAR ENDED DECEMBER 31, 2001 VERSUS YEAR ENDED DECEMBER 31, 2000
----------------------------------------------------------------

   The Company had revenues of $57,470 in 2001, consisting of $54,755 of percentage lease revenues and $2,715 of interest, joint venture and other income. Percentage lease revenues decreased $7,675 in 2001 from $62,430 in 2000. This decrease was due primarily to a sharp decline in RevPar during the last four months of 2001 as a result of a weakening economy accelerated by the terrorist attacks that occurred on September 11, 2001. In 2001, RevPar decreased 1.4% from January through August, as occupancy declined 6.2%, offset by an increase in the average daily rate of 5.1%. However, RevPar decreased 12.0% from September through December, including a RevPar decline of 19.8% in September. During the last four months of 2001, occupancy declined 10.1% and the average daily rate declined 2.2%. Percentage lease revenue also decreased $756 due to the sale of two hotels during 2000 and one hotel during 2001. Interest, joint venture and other income increased $1,426 to $2,715 in 2001 from $1,289 in 2000. This increase is due primarily to an increase in development and design and purchasing fees, an increase in income generated by the Joint Venture Hotels and an increase in interest income from mezzanine loans.

   Real estate taxes and property and casualty insurance expenses remained constant, at $6,682 in 2001 as compared to $6,630 in 2000. Real estate taxes increased $141 due to increased rates and property values in 2001 while property insurance expense decreased $23 due primarily to a lower number of claims made in 2001. In addition, ground lease expense decreased $66 in 2001 as a result of lower room revenues at the corresponding hotel. General and administrative expenses increased to $5,419 in 2001 from $4,323 in 2000. This increase is due primarily to site acquisition expenses of $272, costs related to efforts to purchase the Percentage Leases totaling $255, a decrease in capitalized costs totaling $341, and loan costs totaling $124. The loan costs were expensed due to the inability to finalize a collateralized mortgage backed securities debt instrument as a result of the instability in the marketplace caused by the terrorist attacks on September 11, 2001. Interest expense decreased $1,321 to $12,170 in 2001 from $13,491 in 2000, due primarily to a decrease in the annual weighted-average interest rate of 0.74% from 7.77% in 2000 to 7.03% in 2001 and a decrease in weighted average borrowings from $173,213 in 2000 to $172,022 in 2001. Depreciation expense decreased $300 to $20,792 in 2001 from $21,092 in 2000, due primarily to the sale of two hotels during 2000 and one hotel during 2001. Amortization expense increased slightly to $968 in 2001 from $933 in 2000.

YEAR ENDED DECEMBER 31, 2000 VERSUS YEAR ENDED DECEMBER 31, 1999
----------------------------------------------------------------

    The Company had revenues of $63,719 in 2000, consisting of $62,430 of percentage lease revenues and $1,289 of interest, joint venture and other income. Percentage lease revenues increased $193 in 2000 from $62,237 in 1999. This increase was primarily attributable to an increase in lease revenue due to the Company's adoption of SAB 101 effective January 1, 2000, which resulted in additional lease revenue recognition of $221. Had the Company not adopted SAB 101, lease revenue for 2000 would have been $62,209, a decrease of $28 from its 1999 lease revenue of $62,237. This decrease was primarily due to a decrease of $1,348 in percentage lease revenue generated from the 1997 Hotels due to competitive pressures resulting in lower occupancy rates. This decrease also included a decrease of $421 in percentage lease revenue from the two hotels sold during 2000. This decrease was offset by an increase of $1,741 in percentage lease revenue generated from the 1998 Hotels due to higher occupancy rates and average daily rates. Most of the 1998 Hotels are full service, up scale hotels, while the 1997 Hotels are mostly limited service hotels. Interest, joint venture and other income increased $856 to $1,289 in 2000 from $433 in 1999. This increase is due primarily to an increase in development and design and purchasing fees and an increase in interest income from mezzanine loans.

   Real estate taxes and property and casualty insurance expenses incurred in 2000 were $6,630, an increase of $274 from $6,356 in 1999. Real estate taxes increased $131 due to increased rates and property values in 2000. Property insurance increased $143 due primarily to property coverage premium increases. General and administrative expenses remained constant, at $4,323 in 2000 as compared to $4,236 in 1999. Interest expense increased $978 to $13,491 in 2000 from $12,513 in 1999, primarily due to an increase in the annual weighted-average interest rate of 0.72% from 7.05% in 1999 to 7.77% in 2000 and a decrease in capitalized interest of $137 from $163 in 1999 to $26 in 2000, offset by a decrease in weighted average borrowings from $178,038 in 1999 to $173,213 in 2000. Depreciation expense increased $527 to $21,092 in 2000 from $20,565 in 1999, primarily due to depreciation related to renovations and capital additions completed during 2000 and the second half of 1999 offset by disposals of two hotels sold during 2000. Amortization expense increased $99 to $933 in 2000 from $834 in 1999. The increase is primarily attributable to twelve months of amortization in 2000 of deferred financing costs associated with the Company's then new $140,000 line of credit, which originated in February 1999, versus eleven months of amortization in 1999.


CAPSTAR WINSTON COMPANY, L.L.C.

YEAR ENDED DECEMBER 31, 2001 VERSUS YEAR ENDED DECEMBER 31, 2000
----------------------------------------------------------------

   CapStar Winston had room revenues of $122,487 in 2001, a decrease of $4,397 from $126,884 in 2000. The decrease in room revenues was due to a decrease in occupancy rates from 68.6% to 63.5% partially offset by an increase in the average daily rate of $3.29 from $77.29 to $80.58. RevPar decreased $1.86 to $51.13 in 2001 from $52.99 in 2000. Food and beverage revenue decreased $645 to $7,546 in 2001 from $8,191 in 2000. This decrease was due to a decline in room service, lounge, and banquet related revenues resulting from decreased occupancy. Telephone and other operating departments revenue decreased $869 to $5,604 in 2001 from $6,473 in 2000 due to a decrease in long distance telephone revenue. Increased use of cellular phones and calling cards by business travelers led to this decline.

   CapStar Winston had total expenses in 2001 of $133,117, a decrease of $28,686 from $161,803 in 2000. The decrease was primarily attributable to an asset impairment charge in 2000 of $21,658 to adjust goodwill created from the acquisition of the leases from Winston Hospitality, Inc. in 1997. This charge is a non-cash adjustment to the carrying value of those assets. Lower lease expense and administrative and general expenses also led to the decline. Lease expense declined as a result of decreased occupancy and room revenues. Administrative and general expenses were lower due to reductions in labor cost, security and corporate reimbursables.

YEAR ENDED DECEMBER 31, 2000 VERSUS YEAR ENDED DECEMBER 31, 1999
----------------------------------------------------------------

   CapStar Winston had room revenues of $126,884 in 2000, a decrease of $687 from $127,571 in 1999. The decrease in room revenues was primarily due to the sale of the Comfort Suites in London, Kentucky by the Company in February 2000, the sale of the Hampton Inn in Duncanville, Texas in September 2000, and a decrease in occupancy rates from 71.0% to 68.6%. Although room revenues decreased, RevPar increased 0.2% due to a decrease in total rooms available. Food and beverage revenue increased $176 to $8,191 in 2000 from $8,015 in 1999. This increase was due to a rise in room service, lounge, and banquet related revenues. Telephone and other operating departments revenue increased $344 to $6,473 in 2000 from $6,129 in 1999 due to a rise in revenues from movies/videos and banquet production for limited service hotels.

   CapStar Winston had total expenses in 2000 of $161,803, an increase of $20,975 from $140,828 in 1999. The increase was primarily attributable to an asset impairment charge of $21,658 to adjust goodwill created from the acquisition of the leases from Winston Hospitality, Inc. in 1997. This charge is a non-cash adjustment to the carrying value of those assets. This increase is partially offset by a decrease in expenses attributable to the sale of the Comfort Suites in London, Kentucky in February 2000 and the sale of the Hampton Inn in Duncanville, Texas in September 2000.


LIQUIDITY AND CAPITAL RESOURCES

   The Company finances its operations from operating cash flow, which is principally derived from Percentage Leases. For the year ended December 31, 2001 cash flow provided by operating activities was $37,348 and FFO was $26,583. The Company's FFO is equal to net income before allocation to minority interest, (determined in accordance with generally accepted accounting principles) excluding extraordinary items and gains (losses) from debt restructuring and sales of operating properties, plus real estate-related depreciation and amortization, adjustments for unconsolidated partnerships and joint ventures and the change in deferred revenue resulting from SAB 101, less preferred share distributions. Under federal income tax law provisions applicable to REITs prior to January 1, 2001, the Company was required to distribute at least 95% of its taxable income to maintain its tax status as a REIT. For taxable years beginning after December 31, 2000, the taxable income distribution requirement has been reduced to 90%. In 2001, the Company declared total distributions of $23,694, $16,756 to its common shareholders and $6,938 to its preferred shareholders. Based on the Company's 2001 taxable income, the Company was required to distribute approximately $14,081 to maintain its REIT status as described above. During the fourth quarter of 2001, the Company reduced its quarterly common share dividend from $0.28 per share, which was paid for the first three quarters of 2001, to $0.15 per share. This reduction was due to weakening economic conditions, which were further negatively impacted by the terrorist events of September 11, 2001. The Company intends to monitor its dividend policy closely and to act accordingly as earnings dictate. The Company intends to fund cash distributions to shareholders out of cash flow from operating activities. The Company may incur, or cause the Partnership to incur, indebtedness to meet its dividend policy or the distribution requirements imposed on the Company under the Internal Revenue Code (including the requirement that a REIT distribute to its shareholders annually at least 90% of its taxable income) to the extent that available capital and cash flow from the Company's investments are insufficient to make such distributions.

   The Company's net cash used in investing activities during the year ended December 31, 2001 totaled $5,967, consisting of cash out flows for mezzanine financing, capital expenditures, renovation of hotels and investments in joint ventures, offset by proceeds from the sale of one hotel and proceeds from the settlement of a lawsuit.

   In 2001 and 2000, the Company made three mezzanine loans totaling $3,516 to third party hotel owners. During 2001, the Company provided $2,186 in mezzanine financing to Noble Investments-Tampa, LLC to develop a Hilton Garden Inn in Tampa, FL (the "Tampa Hotel"). The Company receives monthly interest at annual rates based on 30-day LIBOR plus 8.44% until the earliest of (a) prepayment of the loan, (b) the initial maturity date of January 1, 2004, or (c) the earlier of (1) 60 days before the maturity date of the borrower's qualified refinancing, or (2) February 1, 2006. During 2000, the Company provided $1,080 in mezzanine financing to Noble Investments-Sugarloaf, LLC to develop a Hilton Garden Inn in Atlanta (Sugarloaf), GA (the "Sugarloaf Hotel"). The Company receives monthly interest at annual rates based on 30-day LIBOR plus 7.36% until the earlier of
(a) prepayment of the loan or (b) June 30, 2005. Both loans are subject to prepayment penalties during the first three years. When each hotel opened, the Company began to earn interest equal to 2% of gross revenues, 25% of which is paid monthly and the remainder is accrued ("Accrued Interest"). On the earlier of prepayment or the maturity date of each loan, the Company will also receive the greater of the Accrued Interest or, with respect to the Tampa Hotel, 20% of the appreciation in value, and with respect to the Sugarloaf Hotel, 15% of the appreciation in value. In addition to earning interest income, the Company also provided development and purchasing services to Noble during each hotel's construction stage for additional fee income. The Company co-developed the Sugarloaf Hotel and developed the Tampa Hotel. During 2001 and 2000, these fees totaled $645 and $137, respectively. Both the Tampa Hotel and the Sugarloaf Hotel are owned 100% by unaffiliated single purpose entities (the "Borrowers"). The Company holds collateral equal to 100% of the ownership interest in the Borrowers. Noble Investments LLC and The Noble Company, LLC each unconditionally guaranteed the loan for the benefit of the Company. The Borrowers made initial equity investments equal to 20% of the total cost of the respective hotel, and there are certain default provisions under which the Company may declare the loan immediately due and payable or may step in and take control of the Borrowers, including for failure to maintain specified debt coverage ratios. The Atlanta (Sugarloaf) project opened during the second quarter of 2001, and the Tampa project opened during the first quarter of 2002. In 2001, the Company also provided mezzanine financing totaling $250, which represents a participating interest in a $5,478 mezzanine loan to the owner of a 769-room resort hotel in Orlando, FL.

   During 2001, the Company spent $9,436 or 7.5% of the lessees' room revenue, in connection with the renovation of its Current Hotels and plans to spend approximately $6,500 during 2002. Pursuant to the Percentage Leases, the Company is required to spend 5% of room revenues for its hotels (7% of room revenues and food and beverage revenues for one of its full service hotels) for periodic capital improvements and the refurbishment and replacement of furniture, fixtures and equipment at its Current Hotels. These capital expenditures are funded from operating cash flow, and possibly from borrowings under the Company's $125,000 line of credit (the "Line"), sources that are expected to be adequate to fund such capital requirements. These capital expenditures are in addition to amounts spent on normal repairs and maintenance, which were approximately 5.1% of room revenues in both 2001 and 2000 and are paid by the lessees.

   During 1999, the Company entered into a joint venture agreement with a subsidiary of Regent Partners, Inc. (the "Regent Joint Venture") to jointly develop and own upscale hotel properties. The Regent Joint Venture consists of two separate joint ventures, each of which owns one hotel. The first hotel developed under the Regent Joint Venture was a $16 million, full service 157-room Hilton Garden Inn in Windsor, CT, opened in September 2000. The second hotel, a $20 million, 178-room Hilton Garden Inn in Evanston, IL, opened in July 2001.

   Regent currently may offer the Company the right to purchase its interest in either of the Regent Joint Ventures and, if the Company refuses to purchase the interest, Regent may cause the joint venture to sell the hotel owned by the applicable joint venture to a third party. In addition, at the Company's option, it has the right to acquire Regent's interest in either joint venture
(1) at any time after 60 months following the date the applicable hotel commenced operations or (2) if Regent fails to sell the applicable hotel following the Company's rejection of an offer by Regent to sell the Company its interest in that joint venture. The Company owns a 49% ownership interest in the Regent Joint Venture.

   Additionally, in April 2000, the Company entered into a joint venture agreement with Marsh Landing Investment, LLC ("Marsh") to jointly develop an $8 million, 118-room Hampton Inn in Ponte Vedra, FL. This hotel opened in December 2000. The Company owns 49% of the joint venture, and Marsh, a company owned by Charles M. Winston and James H. Winston, owns the remaining 51%. Both Charles M. Winston and James H. Winston serve on the Company's Board of Directors. Marsh currently may offer the Company the right to purchase Marsh's interest in the joint venture and, if the Company refuses to purchase the interest, Marsh may cause the joint venture to sell the hotel owned by the joint venture to a third party. In addition, at the Company's option, it has the right to acquire Marsh's interest in the joint venture (1) at any time after December 2005 or (2) if Marsh to fails to sell the hotel following the Company's rejection of an offer by Marsh to sell it's interest in the joint venture to the Company.

   During 2001, the Company received cash distributions from the three joint ventures totaling $1,029. Under the terms of the joint ventures, the Company has provided property development and purchasing services and will continue to provide ongoing asset management services for additional fee income. Fifty-one percent of such fee income is recognized as revenue, and 49% as a reduction of investment in the joint ventures, based on the Company's ownership level in each joint venture hotel. Such income earned during 2001 and 2000 totaled $286 and $308, respectively. Under the terms of the operating agreement for each joint venture, the Company must approve all major decisions, including refinancing or selling the respective hotels, making loans, changes in partners' interests, entering into contracts of $25 or more, and purchasing or acquiring assets. As of December 31, 2001, the total assets of the three joint ventures were $44,925, total liabilities were $27,887 ($27,068 of which represented long-term debt), and total equity was $17,038. The Company's 49% proportionate share of the total assets, liabilities, long-term debt and equity equated to $22,013, $13,665, $13,263 and $8,349, respectively. For the years ended December 31, 2001 and 2000, the total revenue of the three joint ventures was $4,394 and $414, and total expenses were $3,326 and $478, resulting in net income(loss) of $1,068 and $(64), respectively. During the year ended December 31, 2001, the unaudited financial statements of the joint ventures reflected aggregate cash flow provided by operating activities of $2,261, cash used in investing activities of $14,487, principally for hotel additions, and cash provided by financing activities of $11,448, principally in the form of loan proceeds and capital contributions less distributions to joint venture partners.

   The Company is actively seeking one or more institutional investors as joint venture partners to acquire: (i) hotels for repositioning, (ii) hotels for rehabilitation and (iii) hotels that could benefit from new management and additional capital. The Company expects to make a minority interest investment in any joint venture formed and expects to receive fees for overseeing the joint venture's properties and operations. In addition to generating development, purchasing and asset management fee income and thus enhancing the Company's revenues and cash flow, the Company expects to receive other benefits from joint venture agreements, such as expanded affiliations with leading upscale brands and growth in the Company's portfolio with limited equity investments.

   The Company owns a 50% interest in a joint venture with an affiliate of Concord Hospitality Enterprises, Inc. This joint venture currently has no operations, but it has two hotels under contract for purchase at prices aggregating approximately $7.0 million. The Company estimates that these two hotels will require an additional approximately $8.0 million in renovations. Under certain circumstances, Concord will have the right to purchase the Company's interest in the two hotels.

   The Company sold its Comfort Inn hotel in Raleigh, NC during 2001. The total proceeds were $3,800. The Company also sold a parcel of land during 2001 for proceeds totaling $508. The Company also is considering the sale of certain other non-core hotels that lie outside the Company's "mid-scale without food and beverage" and "upscale" segment focus and plans to use the proceeds to reduce debt, invest in hotel properties, or provide mezzanine loans.

   The Company's net cash used in financing activities during the year ended December 31, 2001 totaled $30,661. This net use of cash was primarily due to the payment of distributions to shareholders of $25,887 and the payment of distributions to the Partnership's minority interest of $1,454. This amount also includes principal payments totaling $1,188 related to the Company's $71,000 fixed rate note.

   On December 19, 2001, the Company amended and restated its previous $140,000 line of credit with the same group of banks, led by Wachovia Bank, N.A. Fees paid in connection with the new financing facility totaled $1,232. The new $125,000, three-year line of credit (the "Line") bears interest at rates from LIBOR plus 1.75% to 2.50%, based on the Company's consolidated debt leverage ratio. The Line is collateralized with 28 of the Current Hotels, with a net book value of $200,786 as of December 31, 2001. The Company used the proceeds from the Line to pay off the outstanding balances under the previous $140,000 line of credit. During 2001, the Company reduced the outstanding balance under its line of credit $900, from $103,800 to $102,900. In accordance with the provisions of the Line, the Company's availability under the Line totaled approximately $14,300 as of December 31, 2001. The Line requires the Company to maintain certain financial ratios including maximum leverage, minimum interest coverage and minimum fixed charge coverage, as well as certain levels of unsecured and secured debt and tangible net worth, all of which the Company was in compliance with as of December 31, 2001.

   The Company had $67,684 in debt at December 31, 2001 that was subject to a fixed interest rate and fixed monthly payments with GE Capital Corporation. This debt, a ten-year loan with a 25-year amortization period,carries an interest rate of 7.375%. All unpaid principal and interest are due on December 1, 2008. The GE Capital loan is collateralized with 14 of the Company's Current Hotels with a net book value of $117,427 as of December 31, 2001.

   On December 18, 2000, the Company completed an interest rate swap on $50,000 of its outstanding variable rate debt under the Line. This transaction effectively replaced the Company's variable interest rate based on 30-day LIBOR on $50,000 of outstanding debt under the Line with a fixed interest rate of 5.915% until December 18, 2002. The Line's interest rate spread is currently 2.25%, equaling a fixed rate of 8.165% on $50,000 until December 18, 2002.

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

   As of December 31, 2001, the Company's contractual obligations and commitments (excluding obligations and commitments pursuant to the Company's joint ventures) were as follows:

                                               PAYMENTS DUE BY PERIOD
                                               ----------------------
                                                                         AFTER 5
CONTRACTUAL OBLIGATIONS             TOTAL   < 1 YEAR 1-3 YEARS 4-5 YEARS  YEARS
-----------------------            -------- -------- --------- --------- -------

Long-term debt                     $ 67,684 $  1,278 $   2,856 $   3,308 $60,242
Corporate office lease                1,154      355       736        63    --
                                   -------- -------- --------- --------- -------
    Total Contractual Obligations  $ 68,838 $  1,633 $   3,592 $   3,371 $60,242
                                   ======== ======== ========= ========= =======

                                                                         AFTER 5
OTHER COMMERCIAL COMMITMENTS        TOTAL   < 1 YEAR 1-3 YEARS 4-5 YEARS  YEARS
----------------------------       -------- -------- --------- --------- -------

Line of credit                     $102,900 $    --  $ 102,900 $    --   $  --
                                   ======== ======== ========= ========= =======


   The Company intends to continue to seek additional mezzanine loan opportunities and to acquire and develop additional hotel properties that meet its investment criteria and is continually evaluating such opportunities, as well as other investment opportunities including, but not limited to, the acquisition of assets that require substantial renovation and repositioning within a particular market. It is expected that future mezzanine loans and hotel acquisitions will be financed, in whole or in part, from additional follow-on offerings, from borrowings under the Line, from joint venture agreements, from the net sale proceeds of hotel properties and/or from the issuance of other debt or equity securities. There can be no assurances that the Company will make any further mezzanine loans or any investment in additional hotel properties, or that any hotel development will be undertaken, or if commenced, that it will be completed on schedule or on budget. Furthermore, there can be no assurances that the Company will be able to obtain any additional financing.

   CapStar Winston leases 46 of the 48 properties the Company wholly-owns, and leases two of the three properties in which the Company owns a 49% interest. CapStar Winston does not lease any hotel for which the Company has provided mezzanine financing. CapStar Winston's largest source of funds is cash flows from operations, which provided $209 in 2001, but used $235 in 2000 and $820 in 1999. During the three year period ended December 31, 2001, CapStar Winston advanced an aggregate of $7,444 to its 99% owner, MeriStar H&R Operating Company, L.P. (MHOC). As of December 31, 2001, cumulative advances to MHOC amounted to $12,386 and are recorded as current assets. At that date, total current assets of CapStar, exclusive of the advances receivable from MHOC, amounted to $3,889, while current liabilities amounted to $11,144. Repayment to CapStar Winston by MHOC of these advances may be dependent on the financial condition and future profitable operations of MHOC and/or its parent company and affiliates. MeriStar Hospitality Corporation, an affiliate of both CapStar Winston and MHOC, has guaranteed amounts due and payable to the Company, up to $20,000, under the 46 properties CapStar Winston leases and the Company wholly-owns.

   If CapStar Winston's operations are adversely affected by economic or other circumstances, it may be unable to meet its obligations to Winston for the hotel leases, which amount to a minimum of $34,352 for each of the next 5 years, and an aggregate of $206,433 thereafter. If CapStar Winston defaults under the terms and conditions of any hotel lease with the Company, the remainder of all such leases shall be deemed to be in default. If this occurs, the Company has the right to terminate all of the CapStar Winston leases and to replace CapStar Winston with another lessee without any further obligations to CapStar Winston.

   The Company is currently negotiating with CapStar Winston to acquire the 46 operating leases for the hotels that the Company owns 100% of and the two operating leases for the hotels that the Company owns a 49% ownership interest in through joint venture agreements. If successful, the Company expects to lease these 48 hotels to new taxable REIT subsidiaries as permitted under the REIT Modernization Act that became effective January 1, 2001. In such event, the Company's taxable REIT subsidiaries would enter into hotel management agreements with third party management companies, which qualify as eligible independent contractors, to manage the hotels. However, there can be no assurance that the Company will be able to successfully negotiate and complete the acquisition of these leases and enter into a taxable REIT subsidiary lessee structure.

RECENTLY ISSUED ACCOUNTING STANDARDS

   In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 141, "Business Combinations," ("SFAS No. 141"). SFAS No. 141 supersedes APB Opinion No. 16, "Business Combinations," and FASB Statement No. 38, "Accounting for Pre-acquisition Contingencies of Purchased Enterprises." SFAS No. 141 requires: (1) that all business combinations be accounted for by the purchase method, thereby eliminating the pooling method, (2) that assets (including intangible assets) be recognized and valued apart from goodwill, and (3) that additional disclosures be made regarding business combinations and the resulting allocation of purchase price. The provisions of SFAS No. 141 apply to all business combinations initiated after June 30, 2001 and to all purchase method acquisitions dated on or after July 1, 2001. The Company's adoption of SFAS No. 141 did not have a material impact on the Company's financial statements or results of operation.

   In June 2001, the FASB issued Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). SFAS No. 142 supersedes APB Opinion No. 17, "Intangible Assets" and primarily addresses accounting for goodwill and other intangible assets subsequent to their acquisition. The major provisions include (1) the ceasing of amortization of goodwill and indefinite lived intangible assets, (2) the testing for impairment of goodwill and indefinite lived intangible assets at least annually, and (3) the removal of the restriction that the maximum amortization period of intangible assets with finite lives be limited to 40 years. The provisions of SFAS No. 142 will be effective for fiscal years beginning after December 15, 2001 (with the exception that any goodwill or intangible assets acquired after June 30, 2001 will be subject immediately to the statement's provisions) with application being required at the beginning of an entity's fiscal year. Any impairment losses from the initial application are to be reported as a cumulative effect of a change in accounting principle in accordance with APB 20, "Accounting Changes." The Company's adoption of SFAS No. 142 is not expected to have a material impact on the Company's financial statements or results of operations.

   In October 2001, the FASB issued FASB Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" ("SFAS No. 144"). SFAS No. 144 supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS No. 121") and APB 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of Business, and Extraordinary, Unusual and Infrequent Occurring Events and Transactions." In summary, SFAS No. 144 retains the fundamental recognition and measurement provision of SFAS No. 121, however, establishes a "primary-asset" approach to determining the cash flow estimation period for a group of assets and liabilities. SFAS No. 144 retains the basic provisions of APB 30, but broadens the presentation to include a component of an entity. In addition, discontinued operations are no longer measured on a net realizable value basis and future operating losses are no longer recognized before they occur. Rather, they are carried at the lower of its carrying amount or fair value less cost to sell. The provisions of SFAS No. 144 are required to be applied for fiscal years beginning after December 15, 2001. The Company's adoption of SFAS No. 144 is not expected to have a material impact on the Company's financial statements or results of operations.

SEASONALITY

   The Company's operations historically have been seasonal in nature, reflecting higher RevPar during the second and third quarters. This seasonality and the structure of the Percentage Leases, which provide for a higher percentage of room revenues above the minimum equal quarterly levels to be paid as Percentage Rent, can be expected to cause fluctuations in the Company's receipt of quarterly lease revenue under the Percentage Leases. SAB 101, which requires that a lessor not recognize contingent rental income until the lessee has achieved annual specified hurdles, effectively defers recognition by the Company of a significant portion of percentage lease revenue from the first and second quarters to the third and fourth quarters of the calendar year. SAB 101 has no impact on the Company's FFO, or on its interim or annual cash flow from its third party lessees, and therefore, on its ability to pay dividends (see
Note 2 to the Company's consolidated financial statements).

FORWARD LOOKING STATEMENTS

   This report contains certain "forward looking" statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. You can identify these statements by use of words like "may," "will," "expect," "anticipate," "estimate," or "continue" or similar expressions. These statements represent the Company's judgment and are subject to risks and uncertainties that could cause actual operating results to differ materially from those expressed or implied in the forward looking statements, including but not limited to the following risks: properties held for sale will not sell, financing risks, development risks including the risks of construction delays and cost overruns, lower than expected occupancy and average daily rates, non-issuance or delay of issuance of governmental permits, zoning restrictions, the increase of development costs in connection with projects that are not pursued to completion, non-payment of mezzanine loans, failure to attract joint venture opportunities and other risk factors described in Exhibit 99.1 attached to this report and hereby incorporated herein by reference.

RISK FACTORS

                         RISKS RELATING TO OUR BUSINESS

THE EVENTS OF SEPTEMBER 11, 2001, AS WELL AS THE U.S. ECONOMIC RECESSION, HAVE ADVERSELY IMPACTED THE HOTEL INDUSTRY GENERALLY, AND WE HAVE EXPERIENCED AN ADVERSE EFFECT ON OUR RESULTS OF OPERATIONS.

     Prior to September 11, 2001, our hotels had begun experiencing declining revenue per available room, or "RevPAR," as a result of the slowing U.S. economy. The terrorist attacks of September 11, 2001 and the effects of the economic recession have led to a substantial reduction in business and leisure travel throughout the United States, and industry RevPAR generally, and RevPAR at our hotels specifically, has declined substantially since September 11. While RevPAR at our hotels has improved from the depressed levels in the weeks immediately following the events of September 11, RevPAR at our hotels remains below pre-September 11 levels and may remain at such depressed levels. We cannot predict the extent to which the events of September 11 and the economic recession will continue to directly or indirectly impact the hotel industry or our operating results in the future. Continued depressed RevPAR at our hotels which we expect in the near term could have an adverse effect on our results of operations and financial condition, including our ability to remain in compliance with the covenants contained in our debt instruments, our ability to fund capital improvements and renovations at our hotels and our ability to make dividend payments necessary to maintain our REIT tax status. Additional terrorist attacks could have further material adverse effects on the hotel industry and our operations.

WE MAY NOT HAVE ACCESS TO FINANCING FOR ACQUIRING OR DEVELOPING ADDITIONAL
HOTELS.

     Our ability to pursue our growth strategy depends, in part, on our ability to finance additional hotel acquisitions and development. We are subject to restrictions that may limit our ability to take advantage of expansion opportunities that we believe are attractive. Our existing $125 million line of credit limits our borrowing availability to a percentage of the value of the hotels provided as collateral, with the value determined in part by the cash flow generated by those hotels. As a result, as of December 31, 2001, we had approximately $117.2 million available for borrowing under our line of credit, of which $102.9 million was outstanding. If we need to borrow funds under the line of credit in excess of our current borrowing availability, we must provide additional collateral, which may not be available, to increase our borrowing availability to the total amount of debt we need, up to a maximum amount $125 million. In addition, our articles of incorporation limit our debt to 60% of the cost of our investment in hotel properties.

     Our ability to raise additional equity capital will depend on market conditions. We cannot assure you that we will be able to raise funds through a public or private offering at a time when we need access to funds. We may seek alternative methods of funding expansion, such as joint venture development; however, we cannot assure you that such opportunities will be available when we need them or on acceptable terms.

OUR ABILITY TO MAKE DISTRIBUTIONS TO OUR SHAREHOLDERS DEPENDS UPON THE ABILITY OF OUR LESSEES TO MAKE RENT PAYMENTS UNDER OUR LEASES, PARTICULARLY THE ABILITY OF ONE LESSEE THAT ACCOUNTS FOR MOST OF OUR REVENUE.

     Our income depends upon rental payments from lessees of our hotels. Any failure or delay by the lessees in making rent payments would adversely affect our ability to make distributions to our shareholders. Our lessees' ability to make rental payments depends on their ability to generate sufficient revenues from our hotels in excess of operating expenses. Our leases require the lessees to pay us (1) the greater of a base rent or percentage rent and (2) other additional charges. As a result, we participate in the economic operations of our hotels through our share of room revenues which exceed threshold amounts specific to each hotel. The lessees' ability to pay on time or at all could be negatively affected by reductions in revenue from the hotels or in the net operating income of the lessees or otherwise. Our lessees also will be affected by factors beyond their control, such as changes in the level of demand for rooms and related services of our hotels, their ability to maintain and increase gross revenues at our hotels and other factors. Forty-eight of our 51 hotels are leased to CapStar Winston Company, L.L.C., a subsidiary of MeriStar Hotels and Resorts, Inc. For 2001, approximately 93% of our percentage lease revenue was generated by lease payments from CapStar Winston. Therefore, any operating difficulties or other factors specifically affecting CapStar Winston's ability to maintain and increase gross revenues at our hotels and to pay rent to us could significantly adversely affect our financial condition and results of operations.

OUR RETURNS DEPEND ON MANAGEMENT OF OUR HOTELS BY THIRD PARTIES.

     In order to qualify as a REIT, we cannot operate any hotel or participate in the decisions affecting the daily operations of any hotel. Either our lessees, or an operator under a management agreement with a lessee, controls the daily operations of our hotels. Under the REIT Modernization Act of 1999 (the "RMA"), which became effective January 1, 2001, REITs are permitted to lease their hotels to wholly owned taxable REIT subsidiaries of the REITs ("TRS Lessees"). Even under the RMA, TRS Lessees may not operate the leased hotels and must enter into management agreements with eligible independent contractors that will manage the hotels. We do not have the authority to require any hotel to be operated in a particular manner or to govern any particular aspect of the daily operations of any hotel (e.g., setting room rates). Thus, even if we believe our hotels are being operated inefficiently or in a manner that does not result in anticipated rent payments under existing leases, we cannot require a change to the method of operation. In particular, if the hotels leased by CapStar Winston were operated in an inefficient or ineffective manner, we would not be able to require changes in the operation of those hotels, and the rent from those hotels constitutes most of our revenue. We can only seek redress if a lessee violates terms of its lease, and then only to the extent of the remedies provided for under the terms of the lease.

     In addition, our growth strategy contemplates additional hotel acquisitions that meet our investment criteria and selective development of hotels as market conditions warrant. Our ability to grow depends, in part, upon the ability of our lessees and any third-party managers to manage our current and future hotels effectively. If the lessees or the third-party managers are not able to operate additional hotels at current staffing levels and office locations, they may need to hire additional personnel, engage additional third-party managers and/or operate in new geographic locations. If the lessees or the managers fail to operate the hotels effectively, our ability to generate revenues from the hotel leases could be diminished.

WE HAVE A SIGNIFICANT LEVEL OF DEBT THAT MAY LIMIT OUR ABILITY TO TAKE CERTAIN ACTIONS.

     We currently have a significant amount of debt. As of December 31, 2001, we had $102.9 million outstanding under our line of credit and Winston SPE, LLC, a special purpose financing subsidiary of WINN Limited Partnership (a partnership of which we are the sole general partner), had $67.7 million outstanding under a fixed-rate loan. As of December 31, 2001, the total liabilities of our three joint ventures were $27.9 million ($27.1 million of which represented long term debt). Our 49% proportionate share of such total liabilities and long term debt equated to $13.7 million and $13.3 million. Our level of debt could have important consequences to you. For example, it could:

     - impair our ability to obtain additional financing, if needed, for working capital, capital expenditures, acquisitions or other purposes in the future;

     - require us to dedicate a substantial portion of our cash flow from operations to payments on our debt, thereby reducing our funds available for operations, future business opportunities and other purposes;

     - place us at a disadvantage compared to competitors that have less debt;

     - restrict our ability to adjust rapidly to changing market conditions; and

     - increase our vulnerability to adverse economic, industry and business conditions.

If we or our financing subsidiary do not have sufficient funds to repay our debt at maturity, it may be necessary for us to refinance our debt through additional debt financing, private or public offerings of debt securities or additional equity offerings. If, at the time of any refinancing, prevailing interest rates or other factors result in higher interest rates on refinancings, increases in interest expense could adversely affect our cash flow and, consequently, cash available for distribution to shareholders. If we are unable to refinance our debt on acceptable terms, we or our financing subsidiary may be forced to dispose of hotels or other assets on disadvantageous terms, potentially resulting in losses and adverse effects on cash flow from operating activities. If we are unable to make required payments of principal and interest on debt secured by our hotels, one or more of those properties could be foreclosed upon by the lender with a consequent loss of revenue and asset value.

THE COVENANTS GOVERNING OUR DEBT IMPOSE SIGNIFICANT RESTRICTIONS ON US.

     The terms of our line of credit impose significant operating and financial restrictions on us and require us to meet certain financial tests, including leverage ratios, maximum unsecured and secured debt ratios, interest and fixed charge coverage ratios and minimum tangible net worth requirements. These restrictions may also have a negative impact on our business, financial condition and results of operations by significantly limiting or prohibiting us from engaging in certain transactions, including:

     - incurring or guaranteeing additional indebtedness;

     - paying dividends in excess of 85% of our funds from operations over the most recent four quarters;

     - making capital expenditures and other investments;

     - creating liens on our assets; and

     - engaging in mergers, consolidations or the sale of all or a substantial portion of our assets.

The failure to comply with any of these covenants would cause a default under our line of credit. Furthermore, our line of credit provides that any default under, or acceleration of, any of our other debt, any debt of WINN Limited Partnership or any debt of our subsidiaries, including any default by our financing subsidiary under its fixed-rate loan or otherwise, will constitute a default under the line of credit. Any of these defaults, if not waived, could result in the acceleration of the indebtedness under our line of credit. If this occurs, we may not be able to repay our debt or borrow sufficient funds to refinance it, in which case we would not be able to make distributions to our shareholders. Even if new financing were available, it may not be on terms that are acceptable to us.

IF OUR CASH FLOW DECREASES, WE MAY BE REQUIRED TO PROVIDE ADDITIONAL COLLATERAL UNDER OUR LINE OF CREDIT OR TAKE OTHER ACTIONS THAT WOULD ADVERSELY AFFECT OUR FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     We have pledged 28 hotel properties as collateral to secure the line of credit and our financing subsidiary has pledged 14 hotel properties to secure the fixed-rate loan. Both loan agreements prohibit pledging any hotel pledged as collateral under that facility to secure other debt. Our line of credit limits our borrowing availability to a percentage of value of the hotels provided as collateral, with the value determined in part by the cash flow generated by those hotels. Our current cash flow from the hotels securing the line of credit limits our borrowing availability under the line of credit, which as of December 31, 2001, was $117.2 million. If we need to borrow funds under the line of credit in excess of our borrowing availability, we must provide additional collateral to increase our borrowing availability to the total amount of debt we need, but not to exceed $125 million. If our cash flow decreases to such a level that our borrowing availability is less than the amount outstanding under the line of credit, we must either (1) repay the excess of the amounts outstanding over our borrowing availability or (2) with the unanimous consent of the lenders, provide additional collateral to increase our borrowing availability. If we were unable to repay the excess debt over our borrowing availability or provide additional collateral, the resulting payment default would entitle our lenders to exercise one or more remedies, including foreclosing on one or more of the properties pledged as collateral.

RISING INTEREST RATES COULD ADVERSELY AFFECT OUR CASH FLOW.

     Our borrowings under our line of credit bear interest at a variable rate. Our line of credit requires that we maintain at least 50% of our total debt at a fixed rate of interest. Although we have entered into agreements that limit our interest rate exposure on a portion of the outstanding debt under our line of credit, outstanding debt of up to $52.9 million under our line of credit remains subject to variable interest rates. We may incur debt in the future that bears interest at a variable rate or we may be required to refinance our existing debt at higher interest rates. Accordingly, increases in interest rates could increase our interest expense and adversely affect our cash flow.

WE MAY NOT BE ABLE TO COMPLETE DEVELOPMENT OF NEW HOTELS ON TIME OR WITHIN
BUDGET.

     We intend to develop additional hotel properties as suitable opportunities arise. New project development is subject to a number of risks that could cause increased costs or delays in our ability to generate revenue from any development hotel, reducing our cash available for distribution to shareholders. These risks include:

     - construction delays or cost overruns that may increase project costs;

     - competition for suitable development sites;

     - receipt of zoning, occupancy and other required governmental permits and authorizations; and

     - substantial development costs in connection with projects that are not completed.

We may not be able to complete the development of any projects we begin and, if completed, our development and construction activities may not be completed in a timely manner or within budget.

     We also intend to rehabilitate hotels that we believe are underperforming. These rehabilitation projects will be subject to the same risks as development projects.

HOTELS THAT WE DEVELOP HAVE NO OPERATING HISTORY AND MAY NOT ACHIEVE LEVELS OF OCCUPANCY THAT RESULT IN LEVELS OF PERCENTAGE RENT THAT PROVIDE US WITH AN ATTRACTIVE RETURN ON OUR INVESTMENT.

     The new hotels that we develop have no operating history. We will negotiate the percentage rent formula for these hotels based on projections of occupancy and average daily room rates for the area in which each hotel is or will be located and the type of hotel under development. However, these hotels may not achieve anticipated levels of occupancy or average daily room rates. Similarly, during the start-up period, room revenues may be less than required to result in the payment of rent at levels that provide us with an attractive return on our investment.

PROPERTY OWNERSHIP THROUGH JOINT VENTURES AND PARTNERSHIPS COULD LIMIT OUR CONTROL OF THOSE INVESTMENTS.

     Joint ventures or partnerships (other than WINN Limited Partnership) involve risks not otherwise present for investments we make on our own. It is possible that our co-venturers or partners may have different interests or goals than we do at any time and that they may take actions contrary to our requests, policies or objectives, including our policy with respect to maintaining our qualification as a REIT. Other risks of joint venture investment include impasses on decisions, because no single co-venturer or partner has full control over the joint venture or partnership. Each of our venture partners for our three existing joint venture properties has the right, after the first twelve months of the hotel's operation, to sell the hotel developed by the joint venture to us, or, if we elect not to purchase, to sell such hotel to a third party. In addition, future joint ventures may include other restrictions on us, including requirements that we provide the joint venture with the right of first offer or right of first refusal to acquire any new property we consider acquiring directly.

OUR BUSINESS COULD BE DISRUPTED IF WE NEED TO FIND A NEW LESSEE UPON TERMINATION OF AN EXISTING LEASE.

     If our lessees fail to materially comply with the terms of a hotel lease (including failure to pay rent when due), we have the right to terminate the lease, repossess the applicable hotel and enforce payment obligations under the lease. If CapStar Winston defaults under any lease, the default will constitute a default under all of our leases with CapStar Winston and its affiliates. Thus, we will have the right to terminate all of those leases. Upon termination, we would have to find another lessee or establish or identify a TRS Lessee to lease the property. In either case, we cannot operate the hotels directly due to federal income tax restrictions. We cannot assure you that we would be able to find another lessee or operator or that, if another lessee or operator were found, we would be able to enter into new leases or management contracts favorable to us. There would be disruption during any change of hotel management that could adversely affect our operating results. In addition, it is possible that we would not be able to enforce the payment obligations under the leases following termination.

IF WE DECIDE TO SELL HOTELS, WE MAY NOT BE ABLE TO SELL THOSE HOTELS ON FAVORABLE TERMS AND MAY BE REQUIRED TO PAY TERMINATION FEES TO THE LESSEES OF THOSE HOTELS.

     We have contracts to sell our Durham, North Carolina Hampton Inn hotel and our Clearwater, Florida Comfort Inn hotel. If the sale of our Hampton Inn hotel in Durham, North Carolina closes, we will recognize a gain on the sale of approximately $900,000 subject to final negotiations of a lease termination payment with the lessee. If the sale of our Comfort Inn hotel in Clearwater, Florida closes, we will recognize a loss on the sale of approximately $800,000. Each of the purchasers under these two contracts is in a due diligence period during which that purchaser may terminate its contract without penalty. If either purchaser elects not to terminate its contract, we would anticipate closing the sale of that hotel within 60 days. Although none of our other hotels is currently under contract to sell, we may decide to sell hotels in the future. We may not be able to sell such hotels on favorable terms, and such hotels may be sold at a loss.

     Furthermore, under our leases, upon the sale of a hotel, we must either pay a termination fee to our lessee or offer to lease another suitable property to the lessee. The amount of the termination fee would depend on the revenue from the hotel and the remaining term of the lease. Alternatively, we may negotiate with our lessee to waive the lease provision and arrange for the lessee to continue to lease the property from the buyer. If we were not able to successfully negotiate such a continuation of the lease, we would be required to pay a termination fee, lease another suitable property or abandon the sale transaction.

WE MAY FACE CONFLICTS OF INTEREST RELATING TO SALES OF HOTELS ACQUIRED FROM AFFILIATES.

     We have acquired 14 hotels in the past from related parties of our affiliates, which include Robert Winston, our Chief Executive Officer, and Charles Winston, our Chairman of the Board. The limited partners of WINN Limited Partnership, including Robert Winston and Charles Winston, may have unrealized gain associated with their interests in these hotels. Our sale of any of those hotels may cause adverse tax consequences to the limited partners. Therefore, our interests could conflict with the interests of the limited partners in connection with the disposition of one or more of those 14 hotels, including the limited partners who may be in a position to exert influence over other board members who will determine whether we sell these hotels.

WE DEPEND ON KEY PERSONNEL.

     We depend on the efforts and expertise of our President, Chief Executive Officer, Chief Financial Officer, Controller and Executive Vice President of Development to drive our day-to-day operations and strategic business direction. The loss of any of their services could have an adverse effect on our operations.

OUR BORROWERS MAY FAIL TO REPAY ALL OR A PORTION OF THE MEZZANINE LOANS OWED TO US.

     We face special risks in connection with our mezzanine loans to borrowers for the purpose of building and owning hotels. We are subject to risks of borrower defaults, bankruptcies, fraud and losses and special hazard losses that are not covered by standard hazard insurance. We expect that each mezzanine loan will be made to a single purpose entity whose sole asset would be a hotel being built or renovated. Our present mezzanine loans are not, and we do not expect that any of our future mezzanine loans will be, collateralized by the hotel being built by the single purpose entity. Mezzanine loans will be subordinate to any debt collateralized by the hotel being built or any other debt of the single purpose entity. Mezzanine loans involve a higher degree of risk than long-term senior mortgage lending that is secured by income-producing real property for a variety of reasons including, among other things, dependency on the success of a project which a third party controls and that a foreclosure by the holder of the senior loan could result in a mezzanine loan becoming uncollectible. Additionally, mezzanine loans may have higher loan to value ratios than conventional term loans. The borrowers may not be able to repay their obligations under their senior loans or our mezzanine loans, in which case we could suffer a total or partial loss on our mezzanine loans. The borrower under a mezzanine loan in which we have a $250,000 participation interest is currently in default of its payment obligations under the loan and other existing or future borrowers may become in default on our mezzanine loans.

IF THIRD PARTIES FOR WHOM WE DEVELOP HOTELS DEFAULT ON THEIR LOANS, WE MAY BE REQUIRED TO COMPLETE THE DEVELOPMENT OF THOSE HOTELS AT OUR OWN EXPENSE.

     In certain cases where we are offering third party hotel development services in exchange for fees, we may elect to provide the hotel owner/developer with a construction completion guaranty on the particular hotel under development. In those cases, if the owner/developer were in default under the terms and conditions of its senior loans, its senior lenders might seek to compel us to complete the development of the particular hotel with our own funds, which could materially adversely affect our business, financial condition and results of operations.

                         RISKS RELATING TO OUR INDUSTRY

OUR PERFORMANCE AND THE VALUE OF OUR STOCK ARE SUBJECT TO RISKS ASSOCIATED WITH THE HOTEL INDUSTRY.

  Our hotels are subject to operating risks of the hotel industry that could reduce our revenue and ability to make distributions to shareholders.

     Our hotels are subject to all operating risks common to the hotel industry. These factors could adversely affect the ability of our lessees to generate revenues and to make payments to us and therefore affect our ability to make distributions to our shareholders. These risks include:

     - competition for guests from other hotels;

     - faster growth in room supply than in room demand growth in our markets;

     - increases in operating costs due to inflation and other factors which may not be offset in the future by increased room rates;

     - seasonality, with higher hotel revenues occurring in the second and third calendar quarters;

     - increases in energy costs, airline fares and other expenses related to travel, which may deter traveling;

     - terrorist incidents, which may also deter traveling; and

     - adverse effects of general and local economic conditions.

  We may incur higher costs as a result of the proximity of our hotels to the coast.

     Several of our hotels are located near the Atlantic Ocean and are exposed to more severe weather than hotels located inland. These hotels are also exposed to salt water and humidity, which can increase or accelerate wear on the hotels' weatherproofing and mechanical, electrical and other systems. As a result, we may incur additional expenditures for capital improvements.

  Conditions of franchise agreements could adversely affect us.

     All of our hotels are operated pursuant to franchise agreements with nationally-recognized hotel brands. In addition, hotels in which we subsequently invest may be operated pursuant to franchise agreements. A hotel's failure to adhere to the terms and conditions of the franchise agreement could result in the loss or cancellation of its franchise license. The franchise agreements generally contain specific standards for, and restrictions and limitations on, the operation and maintenance of a hotel in order to maintain uniformity within the franchisor's system. These standards are subject to change over time, in some cases at the discretion of the franchisor, and may restrict our ability to make improvements or modifications to a hotel without the consent of the franchisor. In addition, compliance with these standards could require us to incur significant expenses or capital expenditures. Our cash available for distribution could be adversely affected if we or our lessees must incur substantial costs to maintain a franchise license.

     In connection with termination of a franchise license or changing the franchise affiliation of a hotel, we may have to incur significant expenses or capital expenditures. Moreover, the loss of a franchise license could have a material adverse effect on the operations or the underlying value of the hotel covered by the franchise because of the loss of association, name recognition, marketing support and centralized reservation system provided by the franchisor. Any of these events could have a negative effect on our distributions to shareholders. The franchise agreements covering the hotels expire or terminate, without special renewal rights, at various times and have different remaining terms.

  Operating costs and capital expenditures could adversely affect our cash flow.

     Hotels have an ongoing need for renovations and other capital improvements, particularly in older structures, including periodic replacement of furniture, fixtures and equipment. Under the terms of our leases, we are obligated to pay the cost of certain capital expenditures at the hotels and to pay for furniture, fixtures and equipment. Franchisors also may require periodic capital improvements to our hotels as a condition of retaining the franchise licenses. In addition, we intend to invest selectively in hotels that require significant renovation. Renovation of hotels involves certain risks, including:

     - the possibility of environmental problems;

     - construction cost overruns and delays;

     - uncertainties as to market demand or deterioration in market demand after commencement of renovation; and

     - the emergence of unanticipated competition from other hotels.

If any of these costs exceed our estimates, the additional costs could have an adverse effect on our cash available for distribution.

WE MUST COMPETE WITH LARGER ENTITIES FOR ACQUISITION OPPORTUNITIES.

     We compete for acquisition opportunities with entities that have substantially greater financial resources than we do. These entities generally may be able to accept more risk than we can prudently manage, including risks with respect to the creditworthiness of a hotel operator or the geographic proximity of its investments. Competition may reduce the number of suitable investment opportunities available to us and increase the bargaining power of sellers. In addition, other potential buyers who do not need to use a lessee or a third party operator to operate the hotel may be able to offer a higher price for a property than we are able to pay.

OUR PERFORMANCE AND VALUE ARE SUBJECT TO THE CONDITION OF THE REAL ESTATE INDUSTRY.

  We may not be able to sell hotels when appropriate.

     Real estate investments generally cannot be sold quickly. We may not be able to vary our portfolio promptly in response to changes in economic and other conditions. Because we are a REIT, federal income tax laws limit our ability to sell properties in some situations when it may be economically advantageous to do so. As a result, returns to our shareholders could be adversely affected. In addition, we cannot assure you that the market value of any of our hotels will not decrease in the future, and therefore we may not be able to sell our hotels on favorable terms.

  Liability for environmental matters could adversely affect our financial condition.

     Under various federal, state and local environmental laws, ordinances and regulations, a current or previous owner or operator of real property may be liable for the costs of investigation and removal or remediation of hazardous or toxic substances on, under, originating at or in the property, including fixtures, structures and other improvements located on the property. These laws often impose liability whether or not the owner or operator knew of (or should have known of), or caused, the presence of contaminants. Clean-up costs and the owner's or operator's liability generally are not limited under these laws and could exceed the value of the property and/or the aggregate assets of the owner or operator. In addition, the presence of, or failure to properly remediate, contaminants may adversely affect the owner's ability to sell or rent the property or borrow using the real property as collateral. Persons who arrange for the disposal or treatment of hazardous or toxic substances may also be liable for the clean-up costs of the substances at the disposal or treatment facility, whether or not the facility is or ever was owned or operated by that person.

     Environmental, health and safety laws and common law principles also govern the presence, effects, maintenance and removal of hazardous substances, including asbestos-containing materials, or ACMs. Asbestos has been found in two of our hotels and asbestos or other hazardous substances may be found in other hotels we own or acquire in the future. Many such laws permit third parties, including employees and independent contractors, to seek recovery from owners or operators of real properties for personal injury or property damage associated with exposure to released hazardous substances, including ACMs. In connection with the ownership of the hotels, we may be considered an owner or operator and therefore may be potentially liable for any such costs, which could adversely affect our financial condition.

  Liability for uninsured and underinsured losses could adversely affect our financial condition and results of operations.

     In the event of a substantial loss, our insurance coverage may not be sufficient to pay the full current market value or current replacement cost of our lost investment. Certain types of losses, generally of a catastrophic nature, such as earthquakes, floods, hurricanes, and other acts of God, may be uninsurable or not economically insurable. In addition, we may not be able to use insurance proceeds to replace a damaged or destroyed property as a result of changes in building codes and ordinances, environmental considerations or other factors. In these circumstances, any insurance proceeds we receive might not be adequate to restore our economic position with respect to the damaged or destroyed property and we would be required to seek separate financing for repair and replacement costs, which may not be available on acceptable terms or at all, or face a loss on our investment.

  The cost of compliance with the Americans with Disabilities Act and other changes in governmental rules and regulations could adversely affect our cash flow.

     Under the Americans with Disabilities Act of 1990, or the ADA, all public accommodations are required to meet certain federal requirements related to access and use by disabled persons. A determination that we are not in compliance with the ADA could result in imposition of fines or an award of damages to private litigants. In addition, other governmental rules and regulations or enforcement policies affecting the use and operation of the hotels could change, including changes to building codes and fire and life safety codes. If we are required to spend money to comply with the ADA or other changes in governmental rules and regulations, our ability to make distributions to shareholders could be adversely affected.

  Increases in property taxes could adversely affect our cash flow.

     Real and personal property taxes on our current and future hotel properties may increase as property tax rates change and as the properties are assessed or reassessed by taxing authorities. An increase in property taxes could have an adverse effect on our ability to make distributions to shareholders.

                      RISKS RELATING TO OUR CAPITAL STOCK

THE PRICE OF OUR SECURITIES MAY BE AFFECTED BY CHANGES IN MARKET INTEREST RATES.

     One of the factors that may influence the price of our common stock or preferred stock in public trading markets is the annual yield from distributions on our common stock or preferred stock as compared to yields on other financial instruments. Thus, an increase in market interest rates will result in higher yields on other financial instruments, which could adversely affect the market price of our common stock or preferred stock.

SHAREHOLDER APPROVAL IS REQUIRED TO CHANGE CERTAIN POLICIES, LIMITING THE ABILITY OF OUR BOARD OF DIRECTORS TO TAKE CERTAIN ACTIONS IN RESPONSE TO CHANGING CONDITIONS.

     We cannot change our policy of limiting consolidated debt to 60% of the cost of our investment in hotel properties without approval of the holders of a majority of our shares of common stock entitled to vote. In addition, the approval of the holders of two-thirds of our shares of common stock entitled to vote is necessary to change our policy of seeking to maintain qualification as a REIT. As a result, our board of directors could not change either of these policies without first receiving shareholder approval at an annual or special meeting, even if the change in policy would be advantageous to us.

THE ABILITY OF OUR SHAREHOLDERS TO EFFECT A CHANGE IN CONTROL IS LIMITED.

  Stock ownership limitations could inhibit changes in control.

     Our articles of incorporation provide that no shareholder may own, directly or indirectly, more than 9.9% of any class of our outstanding stock. This limitation may have the effect of precluding an acquisition of control by a third party without the approval of our board of directors even if a change in control were in your best interest.

  Our ability to issue preferred stock could inhibit changes in control.

     Our articles of incorporation authorize the board of directors to issue up to 10,000,000 shares of preferred stock and to establish the preferences and rights of any shares of preferred stock issued. Currently, there are 3,000,000 shares of preferred stock outstanding. Issuing additional preferred stock could have the effect of delaying or preventing a change in control even if a change in control were in our shareholders' interest.

                         RISKS RELATING TO REIT STATUS.

WE ARE SUBJECT TO TAX RISKS AS A RESULT OF OUR REIT STATUS.

     We have operated and intend to continue to operate so as to qualify as a REIT for federal income tax purposes. Our continued qualification as a REIT will depend on our continuing ability to meet various requirements concerning the ownership of our outstanding stock, the nature of our assets, the sources of our income, and the amount of distributions to our shareholders. In order to qualify as a REIT, we generally are required each year to distribute to our shareholders at least 90% of our taxable income, other than any net capital gain. To the extent that we meet the 90% distribution requirement, but distribute less than 100% of our taxable income, we will be required to pay income tax on our undistributed income. In addition, we will be subject to a 4% nondeductible excise tax if the actual amount we pay out to our shareholders in a calendar year is less than a minimum amount specified under the federal tax laws. The requirement to distribute a substantial portion of our net taxable income could cause us to distribute amounts that otherwise would be spent on future acquisitions, unanticipated capital expenditures or repayment of debt, which would require us to borrow funds or to sell assets to fund the costs of such items.

     We have made, and intend to continue to make, distributions to our shareholders to comply with the current 90% distribution requirement and to avoid corporate income tax and the nondeductible excise tax. Our income consists of our share of the income of WINN Limited Partnership, and our cash available for distribution consists of our share of cash distributions from the partnership, less capital expenditures and principal debt payments. Differences in timing between the recognition of taxable income and the receipt of cash available for distribution due to the seasonality of the hotel industry could require us to borrow funds on a short-term basis to meet the current 90% distribution requirement and to avoid the nondeductible excise tax.

     If we were to fail to qualify as a REIT for any taxable year, we would not be allowed to deduct our distributions to our shareholders in computing our taxable income. Furthermore, we would be subject to federal income tax, including any applicable alternative minimum tax, on our taxable income at regular corporate rates. Unless we are entitled to relief under the federal income tax laws, we also would be disqualified from treatment as a REIT for the four taxable years following the year during which we lost our qualification. As a result, our cash available for distribution would be reduced for each of the years involved. Although we currently operate and intend to continue to operate in a manner designed to qualify as a REIT, it is possible that future economic, market, legal, tax or other considerations may cause our board of directors, with the consent of shareholders holding at least two-thirds of the common stock entitled to vote, to revoke the REIT election.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK ($ in thousands)

    As of December 31, 2001, the Company's exposure to market risk for a change in interest rates related solely to debt outstanding under the Line. Debt outstanding under the Line totaled $102,900 at December 31, 2001. The Line, which expires in January 2005, bears interest generally at rates from 30-day LIBOR plus 1.75% to 30-day LIBOR plus 2.50%, based on the Company's consolidated debt leverage ratio. The Company's current interest rate is 30-day LIBOR plus 2.25%. During 1999, the Company entered into an interest rate cap agreement to eliminate the exposure to increases in 30-day LIBOR over 7.50%, and therefore from its exposure to interest rate increases over 8.95% under the Line on a principal balance of $25,000 for the period of March 23, 1999 through March 25, 2002. In addition, on December 18, 2000, the Company completed an interest rate swap on $50,000 of its outstanding variable rate debt under the Line. The agreement is a contract to exchange floating rate interest payments for fixed interest payments periodically over the life of the agreement without the exchange of the underlying notional amounts. This transaction effectively replaces the Company's variable interest rate based on 30-day LIBOR on $50,000 of the Line with a fixed interest rate of 5.915% until December 18, 2002. The Line's interest rate spread is currently 2.25%, equating to an effective fixed rate of 8.165% on $50,000 until December 18, 2002. The differential paid or received on interest rate agreements is recognized as an adjustment to interest expense over the life of the swap. The weighted average interest rate on the Line for 2001 was 6.88%. (See Note 5 to the consolidated financial statements.) At December 31, 2001, the Company had $52,900 of variable rate debt outstanding under the Line that was exposed to fluctuations in the market rate of interest.

    The definitive extent of the Company's interest rate risk under the Line is not quantifiable or predictable because of the variability of future interest rates and business financing requirements. If interest rates increased by 100 basis points, the Company's annual interest expense would have increased by approximately $529, based on the amount of variable rate debt outstanding and exposed to fluctuations in the market rate of interest at December 31, 2001. The Company does not enter into derivative or interest rate transactions for speculative purposes.

    The following table presents the aggregate maturities of the Company's GE Capital Corporation fixed rate debt principal and interest rates by maturity dates at December 31, 2001:

                   MATURITY DATE       FIXED RATE DEBT        INTEREST RATE
                   -------------       ---------------        -------------

                        2002             $     1,278              7.375%
                        2003                   1,376              7.375%
                        2004                   1,480              7.375%
                        2005                   1,593              7.375%
                        2006                   1,715              7.375%
                        Thereafter            60,242              7.375%
                                         -----------          -------------
                                         $    67,684              7.375%
                                         ===========          =============

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


PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   Information on the Company's directors is incorporated by reference from pages 4 and 5, "Proposal 1: Election of Directors", in the Company's Proxy Statement to be filed with respect to the Annual Meeting of Shareholders to be held May 7, 2002. Information on the Company's executive officers is included under the caption "Executive Officers of the Registrant" on page 9 of this report on Form 10-K.


ITEM 11. EXECUTIVE COMPENSATION

   This information is incorporated by reference from pages 7 through 10, "Executive Compensation", in the Company's Proxy Statement to be filed with respect to the Annual Meeting of Shareholders to be held May 7, 2002.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

   This information is incorporated by reference from pages 2 and 3, "Share Ownership of Management and Certain Beneficial Owners", in the Company's Proxy Statement to be filed with respect to the Annual Meeting of Shareholders to be held May 7, 2002.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   This information is incorporated by reference from page 13, "Certain Relationships and Related Transactions", in the Company's Proxy Statement to be filed with respect to the Annual Meeting of Shareholders to be held May 7, 2002.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) FINANCIAL STATEMENTS AND SCHEDULES. The financial statements and schedules listed below are included in this report.

Financial Statements and Schedules                                                                          Form 10-K Page
----------------------------------                                                                          --------------
WINSTON HOTELS, INC.:
---------------------

Report of Independent Accountants                                                                                 41
Consolidated Balance Sheets as of December 31, 2001 and 2000                                                      42
Consolidated Statements of Income for the years ended December 31, 2001, 2000 and 1999                            43
Consolidated Statements of Shareholders' Equity for the years ended December 31, 2001, 2000 and 1999              44
Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000 and 1999                        45
Notes to Consolidated Financial Statements                                                                        46
Schedule III - Real Estate and Accumulated Depreciation as of December 31, 2001                                   56
Notes to Schedule III                                                                                             58

CAPSTAR WINSTON COMPANY, L.L.C.:
--------------------------------

Independent Auditors' Report                                                                                      59
Balance Sheets as of December 31, 2001 and 2000                                                                   60
Statements of Operations for the years ended December 31, 2001, 2000 and 1999                                     61
Statements of Members' Capital for the years ended December 31, 2001, 2000 and 1999                               62
Statements of Cash Flows for the years ended December 31, 2001, 2000 and 1999                                     63
Notes to Financial Statements                                                                                     64

(b) REPORTS ON FORM 8-K. No reports on Form 8-K were filed during the fourth quarter of 2001.

(c) EXHIBITS. The exhibits required by Item 601 of Regulation S-K are listed below. Management contracts or compensatory plans are filed as Exhibits 10.10, 10.13, 10.14 and 10.17.

         Exhibit              Description
         -------              -----------

         3.1(10)  Restated Articles of Incorporation

         3.2(13)  Amended and Restated Bylaws

         4.1(1) Specimen certificate for Common Stock, $0.01 par value per share

         4.2(4)   Specimen certificate for 9.25% Series A Cumulative Preferred
                  Stock

         4.3(10)  Restated Articles of Incorporation

         4.4(13)  Amended and Restated Bylaws (see Exhibit 3.2)

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

         10.2(4) Amendment No. 1 dated September 11, 1997 to Second Amended and Restated Agreement of Limited Partnership of WINN Limited Partnership

         10.3(6) Amendment No. 2 dated December 31, 1997 to Second Amended and Restated Agreement of Limited Partnership of WINN Limited Partnership

         10.4(12) Amendment No. 3 dated September 14, 1998 to Second Amended and
                  Restated Agreement of Limited Partnership of WINN Limited Partnership

         10.5(11) Amendment No. 4 dated October 1, 1999 to Second Amended and
                  Restated Agreement of Limited Partnership of WINN Limited Partnership

         10.6 Amendment No. 5 dated as of January 1, 2002 to Second Amended and Restated Agreement of Limited Partnership of WINN Limited Partnership

         10.7(2)  Form of Percentage Leases

         10.8(5) First Amendment to Lease dated November 17, 1997 between WINN Limited Partnership and CapStar Winston Company, L.L.C.

         10.9(5) First Amendment to Lease dated November 24, 1997 between WINN Limited Partnership and CapStar Winston Company, L.L.C.

         10.10(1) Winston Hotels, Inc. Directors' Stock Incentive Plan

         10.11(2) Limitation of Future Hotel Ownership and Development Agreement

         10.12(5) Guaranty dated November 17, 1997 between CapStar Hotel
                  Company, WINN Limited Partnership and Winston Hotels, Inc.

         10.13(6) Employment Agreement, dated July 31, 1997, by and between
                  Kenneth R. Crockett and Winston Hotels, Inc.

         10.14(7) Winston Hotels, Inc. Stock Incentive Plan as amended May 1998

         10.15(8) Loan Agreement by and between Winston SPE LLC and CMF Capital
                  Company LLC dated November 3, 1998

         10.16(8) Promissory note dated November 3, 1998 by and between Winston
                  SPE LLC and CMF Capital Company, LLC

         10.17(9) Winston Hotels, Inc. Executive Deferred Compensation Plan

         10.18 Second Amended and Restated Syndicated Credit Agreement, dated as of December 19, 2001, among Wachovia Bank, N.A., Branch Banking and Trust Company, SouthTrust Bank, N.A., Centura Bank, Winston Hotels, Inc., WINN Limited Partnership and Wachovia Bank, N.A. as Agent (the "Credit Agreement")

         10.19 Amended and Restated Promissory Note, dated as of December 19, 2001, from Winston Hotels, Inc. and WINN Limited Partnership to Wachovia Bank, N.A. for the principal sum of $48,000,000 pursuant to the Credit Agreement

         10.20 Amended and Restated Promissory Note, dated as of December 19, 2001, from Winston Hotels, Inc. and WINN Limited Partnership to Branch Banking and Trust Company for the principal sum of $40,000,000 pursuant to the Credit Agreement

         10.21 Amended and Restated Promissory Note, dated as of December 19, 2001, from Winston Hotels, Inc. and WINN Limited Partnership to SouthTrust Bank, N.A. for the principal sum of $22,000,000 pursuant to the Credit Agreement

         10.22 Amended and Restated Promissory Note, dated as of December 19, 2001, from Winston Hotels, Inc. and WINN Limited Partnership to Centura Bank for the principal sum of $15,000,000 pursuant to the Credit Agreement

         10.23 Extension Agreement; Second Modification Agreement of Form of Deed of Trust, Assignment of Rents, Security Agreement and Financing Statement used to secure certain obligations under the Credit Agreement (not including certain variations existing in the different states where the properties are located)

         21.1     Subsidiaries of the Registrant

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

(13) Exhibit to the Company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 19, 2001 and incorporated herein by reference.

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

                                                Date:  March 15, 2002

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature                   Title                                 Date
---------                   -----                                 ----

*                           Chairman of the Board of Directors    March 15, 2002
--------------------------
Charles M. Winston

/s/ Robert W. Winston, III Chief Executive Officer and Director March 15, 2002 -------------------------- (Principal Executive Officer)
Robert W. Winston, III

/s/ James D. Rosenberg      President, Chief Operating Officer    March 15, 2002
--------------------------  and Secretary
James D. Rosenberg

/s/ Joseph V. Green         Executive Vice President and Chief    March 15, 2002
--------------------------  Financial Officer
Joseph V. Green

/s/ Brent V. West           Vice President of Finance and         March 15, 2002
--------------------------  Controller
Brent V. West

*                           Director                              March 15, 2002
--------------------------
Edwin B. Borden

*                           Director                              March 15, 2002
--------------------------
Thomas F. Darden, II

*                           Director                              March 15, 2002
--------------------------
Richard L. Daugherty

*                           Director                              March 15, 2002
--------------------------
James H. Winston

*                           Director                              March 15, 2002
--------------------------
David C. Sullivan


*By /s/ James D. Rosenberg
    ----------------------
    James D. Rosenberg,
    Attorney-in-Fact

                        REPORT OF INDEPENDENT ACCOUNTANTS




The Board of Directors and Shareholders
Winston Hotels, Inc.


   In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of shareholders' equity and of cash flows present fairly, in all material respects, the financial position of Winston Hotels, Inc. at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule of Winston Hotels, Inc. as listed on the index and included in this Form 10-K, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   As discussed in Note 2 to the consolidated financial statements, in 2000 the Company changed its method of accounting for recognizing contingent rental income. As discussed in Note 6 to the consolidated financial statements, in 2001 the Company changed its method of accounting for derivative instruments and hedging activities.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Raleigh, North Carolina

January 18, 2002

                              WINSTON HOTELS, INC.
                           CONSOLIDATED BALANCE SHEETS
                        AS OF DECEMBER 31, 2001 AND 2000
                   ($ IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                  ASSETS
                                                                                       2001          2000
                                                                                       ----          ----
Investment in hotel properties:
     Land                                                                            $  41,114     $  41,948
     Buildings and improvements                                                        359,024       361,768
     Furniture and equipment                                                            44,376        40,539
                                                                                     ---------     ---------
          Operating properties                                                         444,514       444,255
     Less accumulated depreciation                                                      96,343        77,609
                                                                                     ---------     ---------
                                                                                       348,171       366,646
     Properties under development                                                        1,916           236
                                                                                     ---------     ---------
          Net investment in hotel properties                                           350,087       366,882

Corporate FF&E, net                                                                      1,033         1,285
Cash                                                                                       887           167
Lease revenue receivable                                                                 4,786         7,127
Notes receivable                                                                         3,516         1,080
Investment in joint ventures                                                             8,173         8,700
Deferred expenses, net                                                                   3,405         3,375
Prepaid expenses and other assets                                                        5,017         5,694
                                                                                     ---------     ---------

                     Total assets                                                    $ 376,904     $ 394,310
                                                                                     =========     =========


                                    LIABILITIES AND SHAREHOLDERS' EQUITY

Long-term debt                                                                       $  67,684     $  68,872
Due to banks                                                                           102,900       103,800
Deferred percentage lease                                                                1,226           499
Accounts payable and accrued                                                             8,175         6,220
Distributions payable                                                                    4,468         6,829
Minority interest in Partnership                                                         8,246         9,374
                                                                                     ---------     ---------

                     Total liabilities                                                 192,699       195,594
                                                                                     ---------     ---------

Commitments and contingencies

Shareholders' equity:
     Preferred stock, $.01 par value, 10,000,000 shares authorized,
       3,000,000 shares issued and outstanding (liquidation preference
       of $76,734)                                                                          30            30
     Common stock, $.01 par value, 50,000,000 shares authorized, 16,924,533
       and 16,897,028 shares issued and outstanding                                        169           169
     Additional paid-in capital                                                        230,109       229,796
     Unearned compensation                                                                (542)         (771)
     Accumulated other comprehensive income (loss)                                      (1,844)         --
     Distributions in excess of earnings                                               (43,717)      (30,508)
                                                                                     ---------     ---------

                     Total shareholders' equity                                        184,205       198,716
                                                                                     ---------     ---------

                     Total liabilities and shareholders' equity                      $ 376,904     $ 394,310
                                                                                     =========     =========

    The accompanying notes are an integral part of the financial statements.

                              WINSTON HOTELS, INC.
                        CONSOLIDATED STATEMENTS OF INCOME
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                 2001         2000         1999
                                                                 ----         ----         ----
Revenue:
     Percentage lease revenue                                  $ 54,755     $ 62,430     $ 62,237
     Interest, joint venture and other income                     2,715        1,289          433
                                                               --------     --------     --------
         Total revenue                                           57,470       63,719       62,670
                                                               --------     --------     --------

Expenses:
     Real estate taxes and property and casualty insurance        6,682        6,630        6,356
     General and administrative                                   5,419        4,323        4,236
     Interest                                                    12,170       13,491       12,513
     Depreciation                                                20,792       21,092       20,565
     Amortization                                                   968          933          834
                                                               --------     --------     --------
         Total expenses                                          46,031       46,469       44,504
                                                               --------     --------     --------

Income before loss on sale of properties, allocation to
  minority interest and cumulative effect of change in
  accounting principle                                           11,439       17,250       18,166
Loss on sale of properties                                          682          850          239
                                                               --------     --------     --------
     Income before allocation to minority interest and
       cumulative effect of change in accounting principle       10,757       16,400       17,927
Income allocation to minority interest                              272          677        1,026
                                                               --------     --------     --------
     Income before cumulative effect of change in
       accounting principle                                      10,485       15,723       16,901
                                                               --------     --------     --------
Cumulative effect of change in accounting principle - gross        --           (720)        --
Cumulative effect of change in accounting principle -
  allocation to minority interest                                  --             52         --
                                                               --------     --------     --------
Cumulative effect of change in accounting principle - net          --           (668)        --
                                                               --------     --------     --------
         Net income                                              10,485       15,055       16,901
Preferred stock distribution                                     (6,938)      (6,938)      (6,938)
                                                               --------     --------     --------
         Net income applicable to common shareholders          $  3,547     $  8,117     $  9,963
                                                               ========     ========     ========

Earnings per common share:
     Income before cumulative effect of change in
       accounting principle                                    $   0.21     $   0.52     $   0.61
                                                               ========     ========     ========
     Income before cumulative effect of change in
       accounting principle assuming dilution                  $   0.21     $   0.52     $   0.61
                                                               ========     ========     ========
     Net income                                                $   0.21     $   0.48     $   0.61
                                                               ========     ========     ========
     Net income assuming dilution                              $   0.21     $   0.48     $   0.61
                                                               ========     ========     ========
     Weighted average number of common shares                    16,926       16,890       16,467
                                                               ========     ========     ========
     Weighted average number of common shares assuming
       dilution                                                  18,239       18,188       18,108
                                                               ========     ========     ========

    The accompanying notes are an integral part of the financial statements.

                              WINSTON HOTELS, INC.
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                                             ACCUMU-
                                                                                                             LATED
                                                                                                   DISTRI-   OTHER
                                                                                                   BUTION    COMPRE-     TOTAL
                                           PREFERRED STOCK   COMMON STOCK   ADDITIONAL  UNEARNED  IN EXCESS  HENSIVE     SHARE-
                                           ---------------  --------------   PAID-IN    COMPEN-      OF      INCOME     HOLDERS'
                                           SHARES   AMOUNT  SHARES  AMOUNT   CAPITAL    SATION    EARNINGS    (LOSS)     EQUITY
                                           ------   ------  ------  ------  ----------  --------  ---------  -------   ----------
Balances at December 31, 1998               3,000   $   30  16,314  $  163  $  224,757  $  (310)  $(11,215)  $    --   $ 213,425
Issuance of shares primarily for
  redemption of partnership units              --       --     500       5       4,349     (535)        --        --       3,819
Distributions ($1.12 per common share)         --       --      --      --          --       --    (18,450)       --     (18,450)
Distributions ($2.31 per preferred share)      --       --      --      --          --       --     (6,938)       --      (6,938)
Unearned compensation amortization             --       --      --      --          --      321         --        --         321
Net income                                     --       --      --      --          --       --     16,901        --      16,901
                                           ------   ------  ------  ------  ----------  --------  ---------  -------   ----------
Balances at December 31, 1999               3,000       30  16,814     168     229,106     (524)   (19,702)       --     209,078
Issuance of shares and other                   --       --      83       1         690     (705)        --        --         (14)
Distributions ($1.12 per common share)         --       --      --      --          --       --    (18,923)       --     (18,923)
Distributions ($2.31 per preferred share)      --       --      --      --          --       --     (6,938)       --      (6,938)
Unearned compensation amortization             --       --      --      --          --      458         --        --         458
Net income                                     --       --      --      --          --       --     15,055        --      15,055
                                           ------   ------  ------  ------  ----------  --------  ---------  -------   ----------
Balances at December 31, 2000               3,000       30  16,897     169     229,796     (771)   (30,508)       --     198,716
Issuance of shares and other                   --       --      28      --         313     (198)        --        --         115
Distributions ($0.99 per common share)         --       --      --      --          --       --    (16,756)       --     (16,756)
Distributions ($2.31 per preferred share)      --       --      --      --          --       --     (6,938)       --      (6,938)
Unearned compensation amortization             --       --      --      --          --      427         --        --         427
Comprehensive income (loss):
    Net income                                 --       --      --      --          --       --     10,485        --
    Cumulative effect of change in
      accounting principle                     --       --      --      --          --       --         --      (245)
    Effective portion of derivative
      instruments                              --       --      --      --          --       --         --    (1,599)
        Total comprehensive income (loss)      --       --      --      --          --       --         --        --       8,641
                                           ------   ------  ------  ------  ----------  --------  ---------  --------   ---------
Balances at December 31, 2001               3,000   $   30  16,925  $  169  $  230,109  $  (542)  $(43,717)  $(1,844)   $ 184,205
                                           ======   ======  ======  ======  ==========  ========  =========  ========   =========

    The accompanying notes are an integral part of the financial statements.

                              WINSTON HOTELS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
                                ($ IN THOUSANDS)

                                                                            2001         2000         1999
                                                                            ----         ----         ----
Cash flows from operating activities:
   Net income                                                             $ 10,485     $ 15,055     $ 16,901
      Adjustments to reconcile net income to net cash provided by operating activities:
         Minority interest                                                     272          625        1,026
         Depreciation                                                       20,792       21,092       20,565
         Amortization                                                          968          933          834
         Unearned compensation amortization                                    427          458          321
         Loss on sale of properties                                            682          850          239
         Changes in assets and liabilities:
               Lease revenue receivable                                      2,341          484           42
               Prepaid expenses and other assets                               677       (1,137)      (1,497)
               Deferred percentage lease revenue                               727          499         --
               Accounts payable and accrued expenses                           (23)         730        1,521
                                                                          --------     --------     --------
                  Net cash provided by operating activities                 37,348       39,589       39,952
                                                                          --------     --------     --------

Cash flows from investing activities:
   Note receivable                                                          (2,436)      (1,080)        --
   Investment in joint ventures                                               (502)      (6,999)        (183)
   Distributions from joint ventures                                         1,029         --           --
   Deferred acquisition costs                                                 --           (240)         (85)
   Refund of deferred acquisition costs                                        220         --           --
   Sale of hotel properties and land parcel                                  4,308        5,461        3,789
   Proceeds from lawsuit settlement                                            850         --           --
   Investment in hotel properties                                           (9,436)      (7,373)     (16,179)
                                                                          --------     --------     --------
                  Net cash used in investing activities                     (5,967)     (10,231)     (12,658)
                                                                          --------     --------     --------
Cash flows from financing activities:
   Payment of distributions to minority interest                            (1,454)      (1,454)      (1,947)
   Payment of distributions to shareholders                                (25,887)     (25,839)     (25,248)
   Long term debt payments                                                  (1,188)      (1,103)      (1,025)
   Net increase (decrease) in line of credit borrowing                        (900)        (700)       2,415
   Fees paid in connection with new financing facilities                    (1,232)         (91)      (1,388)
   Purchase of interest rate cap agreement                                    --           --            (57)
   Fees paid to register additional common shares                             --            (32)         (49)
                                                                          --------     --------     --------
                 Net cash used in financing activities                     (30,661)     (29,219)     (27,299)
                                                                          --------     --------     --------
Net increase (decrease) in cash                                                720          139           (5)
Cash at beginning of year                                                      167           28           33
                                                                          --------     --------     --------
Cash at end of year                                                       $    887     $    167     $     28
                                                                          ========     ========     ========
Supplemental disclosure:
         Cash paid for interest                                           $ 13,193     $ 12,896     $ 12,339
                                                                          ========     ========     ========

Summary of non-cash investing and financing activities:
   Distributions declared but not paid                                    $  4,468     $ 6,828      $ 6,806
   Interest rate swap adjustment to market value                             1,844         --           --
   Contribution of land parcel to joint venture                               --         1,518         --
   Issuance of shares in exchange for partnership units                       --           --         3,868
   Adjustment to minority interest due to issuance of common stock and conversion of minority interest units to common stock and change
     in other comprehensive income (loss)                                      115         (19)       1,426
   Deferred equity compensation                                                198         705          535

    The accompanying notes are an integral part of the financial statements.

                              WINSTON HOTELS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                   ($ IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

1.  ORGANIZATION:

   Winston Hotels, Inc. ("WHI") operates so as to qualify as a real estate investment trust ("REIT") for federal income tax purposes. During 1994, WHI completed an initial public offering of $0.01 par value common stock ("Common Stock"), utilizing the majority of the proceeds to acquire one hotel and a general partnership interest (as the sole general partner) in WINN Limited Partnership (the "Partnership"). The Partnership used a substantial portion of the proceeds to acquire an additional nine hotel properties. These 10 hotels were acquired from affiliates of WHI. WHI and the Partnership (collectively the "Company") began operations as a REIT on June 2, 1994. As of December 31, 2001, WHI's ownership in the Partnership was 92.87% (see Note 7).

   During 1995 and 1996, WHI completed follow-on Common Stock offerings, as well as a Preferred Stock offering in September 1997, and invested the net proceeds from these offerings in the Partnership. The Partnership utilized the proceeds to acquire 28 additional hotel properties. During 1998, the Company added 13 additional hotels to its portfolio, five of which were internally developed. The Company sold two hotels in 2000 and one hotel in 2001. As of December 31, 2001, the Company wholly owned 48 hotel properties (the "Current Hotels") in 12 states having an aggregate of 6,574 rooms.

   The Company also owns a 49% ownership interest in three joint ventures, each of which owns an operating hotel, (collectively the "Joint Venture Hotels"). The Joint Venture Hotels consist of a Hilton Garden Inn located in Windsor, CT, a Hampton Inn located in Ponte Vedra, FL and a Hilton Garden Inn located in Evanston, IL, having a total of 453 rooms. Additionally, the Company has provided mezzanine financing to three unrelated parties, two of which own Hilton Garden Inn hotels having a total of 275 rooms, and one of which owns an independent resort hotel with 679 rooms. The Company has no ownership interest in any property for which it has provided mezzanine financing.

   As of December 31, 2001, the Company leased 46 of the 48 Current Hotels to CapStar Winston Company, L.L.C. ("CapStar Winston"), a wholly owned subsidiary of MeriStar Hotels and Resorts, Inc. ("MeriStar"), one of the Current Hotels to Bristol W. Tenant Company, a wholly owned subsidiary of Six Continents Hotels, Inc. ("Six Continents") and one of the Current Hotels to Secaucus Holding Corporation, a wholly owned subsidiary of Prime Hospitality Corp. ("Prime"). CapStar Winston also currently leases two Joint Venture Hotels located in Ponte Vedra, FL and Evanston, IL. Six Continents also currently leases the Joint Venture Hotel located in Windsor, CT. All 48 of the Current Hotels are leased pursuant to separate percentage operating lease agreements that provide for rent payments based, in part, on revenues from the Current Hotels (the "Percentage Leases").

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

   Principles of Consolidation. The consolidated financial statements include the accounts of WHI and the Partnership. All significant inter-company balances and transactions have been eliminated.

   Investment in Hotel Properties. Hotel properties are recorded at cost and are depreciated using the straight-line method over estimated useful lives of the assets of 5 and 30 years for furniture, fixtures and equipment, and buildings and improvements, respectively. Upon disposition, both the assets and accumulated depreciation accounts are relieved and the related gain or loss is credited or charged to the income statement. The lessees pay repairs and maintenance costs of hotel properties.

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

    Revenue Recognition and Impact of SAB 101. Staff Accounting Bulletin No. 101 ("SAB 101") was issued by the Securities and Exchange Commission in December 1999 and adopted by the Company effective January 1, 2000. SAB 101 requires that a lessor not recognize contingent rental income until the lessee has achieved annual specified hurdles. During 1999 and prior years, consistent with industry practice, the Company recognized contingent rentals throughout the year since it was considered probable that the lessee would exceed the annual specified hurdles. SAB 101 materially impacts the Company's revenue recognition on an interim basis, effectively deferring the recognition of revenues from its leases from the first and second quarters of the calendar year to the third and fourth quarters. SAB 101 also impacts the Company's revenue recognition on an annual basis, but to a much less degree as seven of the leases of the Company's current 48 hotels have fiscal year ends which differ from the Company's fiscal year end of December 31. The Company accounted for SAB 101 as a change in accounting principle effective January 1, 2000, and recognized the related deferred revenue during 2000. SAB 101 has no impact on the Company's interim or annual cash flow from its third party lessees, and therefore, on its ability to pay dividends. In accordance with the provisions of SAB 101, the Company has not restated the 1999 or prior years' financial statements.

   Recently Issued Accounting Standards. In June 2001, the Financial
Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 141, "Business Combinations," ("SFAS No. 141"). SFAS No. 141 supersedes APB Opinion No. 16, "Business Combinations," and FASB Statement No. 38, "Accounting for Pre-acquisition Contingencies of Purchased Enterprises." SFAS No. 141 requires: (1) that all business combinations be accounted for by the purchase method, thereby eliminating the pooling method, (2) that assets (including intangible assets) be recognized and valued apart from goodwill, and
(3) that additional disclosures be made regarding business combinations and the resulting allocation of purchase price. The provisions of SFAS No. 141 apply to all business combinations initiated after June 30, 2001 and to all purchase method acquisitions dated on or after July 1, 2001. The Company's adoption of SFAS No. 141 did not have a material impact on the Company's financial statements or results of operations.

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

   In October 2001, the FASB issued FASB Statement No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," ("SFAS No. 144"). SFAS No. 144 supersedes FASB Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("SFAS No. 121") and APB 30, "Reporting the Results of Operations - Reporting the Effects of Disposal of a Segment of Business, and Extraordinary, Unusual and Infrequent Occurring Events and Transactions." In summary, SFAS No. 144 retains the fundamental recognition and measurement provision of SFAS No. 121, however, establishes a "primary-asset" approach to determining the cash flow estimation period for a group of assets and liabilities. SFAS No. 144 retains the basic provisions of APB 30, but broadens the presentation to include a component of an entity. Discontinued operations are no longer measured on a net realizable value basis and future operating losses are no longer recognized before they occur. Rather, they are carried at the lower of its carrying amount or fair value less cost to sell. The provisions of SFAS No. 144 are required to be applied for fiscal years beginning after December 15, 2001. The Company's adoption of SFAS No. 144 is not expected to have a material impact on the Company's financial statements or results of operations.

   Derivative Financial Instruments. The Company recognizes all derivative financial instruments as assets and liabilities and measures them at fair value. For derivative financial instruments that are designated and qualify as a cash flow hedge, the effective portions of changes in fair value of the derivative are recorded in accumulated other comprehensive income and are recognized in the income statement when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized currently in earnings. Changes in the fair value of derivatives that do not qualify for hedge treatment are recognized currently in earnings.

   Earnings from Joint Ventures. The Company uses the equity method to recognize its share of net income or loss of the joint ventures it has invested in.

   Deferred Expenses. Included in deferred expenses are franchise fees, loan costs and acquisition costs which are recorded at cost. Amortization of franchise fees is computed using the straight-line method over ten years. Amortization of loan costs is computed using the straight-line method over the period of the related debt facility. Acquisition costs are either capitalized to properties when purchased, or expensed.

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

   Earnings Per Share. Net income per common share is computed by dividing net income applicable to common shareholders by the weighted-average number of common shares outstanding during the period. Net income per common share assuming dilution is computed by dividing net income applicable to common shareholders plus income allocated to minority interest by the weighted-average number of common shares assuming dilution during the period. Weighted average number of common shares assuming dilution includes common shares and dilutive common share equivalents, primarily redeemable limited partnership units and stock options (see Notes 7 and 8).

   Distributions. WHI's ability to pay regular quarterly distributions is dependent upon receipt of distributions from the Partnership, which in turn is dependent upon the results of operations of the Company's properties. For federal income tax purposes, approximately 39%, 20%, and 10% of the distributions declared on WHI's Common Stock in 2001, 2000, and 1999, respectively, are considered to be return of capital.

   Income Taxes. The Company qualifies as a REIT under Sections 856 to 860 of the Internal Revenue Code and therefore no provision for federal income taxes has been reflected in the financial statements.

   Earnings and profits, which determine the taxability of distributions to shareholders, differ from net income reported for financial reporting purposes due to the differences for federal tax purposes in the estimated useful lives used to compute depreciation and the carrying value (basis) of the investment in hotel properties. Additionally, certain costs associated with the Company's equity offerings are treated differently for federal tax purposes than for financial reporting purposes. At December 31, 2001, the net tax basis of the Company's assets and liabilities was approximately $16,834 more than the amounts reported in the accompanying consolidated financial statements.

   For federal income tax purposes, 2001 distributions amounted to $0.99 per common share.

   Concentration of Credit Risk. Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash, lease revenue receivable and notes receivable. The Company places cash deposits at federally insured depository institutions. At December 31, 2001, bank account balances exceeded federal depository insurance limits by approximately $1,929.

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

3.  NOTES RECEIVABLE:

   In 2001 and 2000, the Company made three mezzanine loans totaling $3,516 to third party hotel owners. During 2001, the Company provided $2,186 in mezzanine financing to Noble Investments-Tampa, LLC to develop a Hilton Garden Inn in Tampa, FL (the "Tampa Hotel"). The Company receives monthly interest at annual rates based on 30-day LIBOR plus 8.44% until the earliest of (a) prepayment of the loan, (b) the initial maturity date of January 1, 2004, or (c) the earlier of (1) 60 days before the maturity date of the borrower's qualified refinancing, or (2) February 1, 2006. During 2000, the Company provided $1,080 in mezzanine financing to Noble to develop a Hilton Garden Inn in Atlanta (Sugarloaf), GA (the "Sugarloaf Hotel"). The Company receives monthly interest at annual rates based on 30-day LIBOR plus 7.36% until the earlier of (a) prepayment of the loan or (b) June 30, 2005. Both loans are subject to prepayment penalties during the first three years. When each hotel opened, the Company began to earn interest equal to 2% of gross revenues, 25% of which is paid monthly and the remainder is accrued ("Accrued Interest"). On the earlier of prepayment or the maturity date of each loan, the Company will also receive the greater of the Accrued Interest or, with respect to the Tampa Hotel, 20% of the appreciation in value, and with respect to the Sugarloaf Hotel, 15% of the appreciation in value. In addition to earning interest income, the Company also provided development and purchasing services to Noble during each hotel's construction stage for additional fee income. The Company co-developed the Sugarloaf Hotel and developed the Tampa Hotel. During 2001 and 2000, these fees totaled $645 and $137, respectively. Both the Tampa Hotel and the Sugarloaf Hotel are owned 100% by unaffiliated single purpose entities (the "Borrowers"). The Company holds collateral equal to 100% of the ownership interest in the Borrowers. Noble Investments LLC and The Noble Company, LLC each unconditionally guaranteed the loan for the benefit of the Company. The Borrowers made initial equity investments equal to 20% of the total cost of the respective hotel, and there are certain default provisions under which the Company may declare the loan immediately due and payable or may step in and take control of the Borrowers, including forfeiture to maintain specified debt coverage ratios. The Atlanta (Sugarloaf) project opened during the second quarter of 2001, and the Tampa project opened during the first quarter of 2002. In 2001, the Company also provided mezzanine financing totaling $250, which represents a participating interest in a $5,478 mezzanine loan to the owner of a 769-room resort hotel in Orlando, FL.

4.  DEFERRED EXPENSES:

   At December 31, 2001 and 2000 deferred expenses consisted of:
                                                2001               2000
                                                ----               ----
Franchise fees                                $  1,552           $  1,824
Debt facility fees                               3,305              3,604
Interest rate cap                                  --                  58
Acquisition costs                                  --                  16
                                              --------           --------
                                                 4,857               5,502
Less accumulated amortization                    1,452               2,127
                                              --------           ---------
Deferred expenses, net                        $  3,405           $   3,375
                                              ========           =========

5.  DEBT:

   The Company's outstanding debt balance as of December 31, 2001 consisted of amounts due under two debt facilities.

   On December 19, 2001, the Company amended and restated its previous $140,000 line of credit with the same group of banks, led by Wachovia Bank, N.A. The new $125,000, three-year line of credit (the "Line") bears interest at rates from LIBOR plus 1.75% to 2.50%, based on the Company's consolidated debt leverage ratio. The Company's current rate is LIBOR plus 2.25%. A commitment fee of 0.05% is also payable quarterly on the unused portion of the Line. The Company used the proceeds from the Line to pay off the outstanding balances under the previous $140,000 line of credit. The Company has collateralized the Line with 28 of its Current Hotels, with a carrying value of $200,786 as of December 31, 2001. The Line requires the Company to maintain certain financial ratios including maximum leverage, minimum interest coverage and minimum fixed charge coverage, as well as certain levels of unsecured and secured debt and tangible net worth, all of which the Company was in compliance with as of December 31, 2001.

   On December 18, 2000, the Company completed an interest rate swap on $50,000 of its outstanding variable rate debt under the Line. This transaction effectively replaces the Company's variable interest rate based on 30-day LIBOR on $50,000 of the Line with a fixed interest rate of 5.915% until December 18, 2002. The Line's interest rate spread is currently 2.25%, equating to an effective fixed rate of 8.165% on $50,000 until December 18, 2002. The market value of the interest rate swap as of December 31, 2001 was ($1,844).

   On November 3, 1998, the Company closed a $71,000 loan with GE Capital Corporation. The ten-year loan, with a 25-year amortization period, bears interest at a fixed rate of 7.375%. Fourteen of the Company's Current Hotels, with a carrying value of $117,427 as of December 31, 2001, serve as collateral for the loan. The Company used the net proceeds from the loan to pay down the then existing line of credit balance. As of December 31, 2001, $67,684 was outstanding. All unpaid principal and interest are due on December 1, 2008. The loan agreement with GE Capital Corporation requires monthly principal and interest payments of $519 and requires the Company to establish escrow reserves for the purposes of debt service, capital improvements and property taxes and insurance. These reserves, which are held by GE Capital Corporation, totaled $2,413 as of December 31, 2001 and are included in prepaid expenses and other assets on the accompanying Consolidated Balance Sheets.

   As of December 31, 2001 and 2000 the Company's outstanding debt balance under its Line totaled $102,900 and $103,800, respectively. From January 1, 2000 through December 18, 2000, interest rates on borrowings were LIBOR plus 1.45%. From December 18, 2000 through December 31, 2001, interest rates on $50,000 of outstanding debt under the Line were at 5.915% plus 1.45%, with the remainder at LIBOR plus 1.45%. Interest costs were payable monthly in arrears. As of December 31, 2001 and 2000 the weighted average interest rates on the outstanding balance under the Line were 6.88% and 7.77%, respectively. During the years ended December 31, 2001, 2000 and 1999, the Company capitalized interest of $0, $26 and $163 respectively, related to hotels under development or major renovation.

6.  DERIVATIVE INSTRUMENTS:

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

   The Company's financing facilities consist of a $125,000 variable rate line of credit and a $71,000 fixed rate loan with a ten-year maturity and a twenty-five-year amortization period. To reduce overall interest cost, the Company uses interest rate instruments, currently an interest rate cap agreement and an interest rate swap agreement to convert a portion of its variable-rate debt to fixed-rate debt. Interest rate differentials that arise under these agreements are recognized in interest expense over the life of the contracts.

   The following table summarizes the notional values and fair values of the Company's derivative financial instruments. The notional value at December 31, 2001 provides an indication of the extent of the Company's involvement in these instruments at that time, but does not represent exposure to credit, interest rate or market risks.

                                 NOTIONAL   INTEREST
       AT DECEMBER 31, 2001       VALUE       RATE      MATURITY     FAIR VALUE
       --------------------      --------   --------    --------     ----------

       Interest Rate Swap        $ 50,000    5.915%      12/2002     $  (1,844)
       Interest Rate Cap         $ 25,000    7.500%       3/2002           --

   The derivative financial instruments listed in the table above convert variable payments to fixed payments and are, therefore, characterized as cash flow hedges. Cash flow hedges address the risk associated with future cash flows of debt transactions. On December 31, 2001, the derivative instruments were reported at their fair values of $(1,844) and included in "Accounts payable and accrued expenses" on the Consolidated Balance Sheets. Offsetting adjustments are represented as deferred gains or losses in "Accumulated other comprehensive income (loss)".

   Over time, the unrealized gains and losses held in "Accumulated other comprehensive income (loss)" would be reclassified into earnings in the same periods in which the hedged interest payments affect earnings. Within the next twelve months, due to the projected differences between the fixed interest rate under the Company's swap agreement and the variable interest rate under the $125,000 line of credit, the Company estimates that $1,844 of the current balance held in "Accumulated other comprehensive income (loss)" will be reclassified into earnings.

7.  CAPITAL STOCK:

   WHI has issued 3,000,000 shares of 9.25% Series A Cumulative Preferred Stock. Except in the event of certain occurrences, the preferred shares were not redeemable prior to September 28, 2001. Since that date, the preferred shares have been redeemable for cash at the option of the Company, in whole or in part, at a redemption price of $25 per share, plus unpaid cumulative distributions.

   Pursuant to the Partnership Agreement of the Partnership, the holders of limited partnership units have certain redemption rights (the "Redemption Rights"), which enable them to cause the Partnership to redeem their units in the Partnership in exchange for shares of Common Stock on a one-for-one basis or, at the option of the Company, for an equivalent amount of cash. The number of shares issuable upon exercise of the Redemption Rights will be adjusted upon the occurrence of stock splits, mergers, consolidations or similar pro-rata share transactions, which otherwise would have the effect of diluting the ownership interests of the limited partners or the shareholders of WHI.

8.  EARNINGS PER SHARE:

   The following is a reconciliation of the net income applicable to common shareholders used in the net income per common share calculation to the net income assuming dilution used in the net income per common share - assuming dilution calculation:

                                                   YEAR ENDED DECEMBER 31,
                                                -----------------------------
                                                  2001       2000      1999
                                                -------    -------    -------
Net income                                      $10,485    $15,055    $16,901
Less: preferred shares distribution               6,938      6,938      6,938
                                                -------    -------    -------
Net income applicable to common shareholders      3,547      8,117      9,963
Plus: income allocation to minority interest        272        625      1,026
                                                -------    -------    -------
Net income assuming dilution                    $ 3,819    $ 8,742    $10,989
                                                =======    =======    =======

   The following is a reconciliation of the weighted average shares used in net income per common share to the weighted average shares used in net income per common share - assuming dilution:

                                                  YEAR ENDED DECEMBER 31,
                                                --------------------------
                                                 2001      2000      1999
                                                ------    ------    ------
Weighted average number of common shares        16,926    16,890    16,467
Weighted average partnership units with
      redemption rights                          1,298     1,298     1,629
Stock options                                       15      --          12
                                                ------    ------    ------
Weighted average number of common shares
     assuming dilution                          18,239    18,188    18,108
                                                ======    ======    ======

   As of December 31, 2001, there were 1,055,000 stock options outstanding which were antidilutive. (see Note 9).

9.  STOCK INCENTIVE PLAN:

   During 1998, the Company amended the Winston Hotels, Inc. Stock Incentive Plan (the "Plan"). The amendment increased the number of shares of Common Stock that may be issued under the Plan to 1,600,000 shares plus an annual increase to be added as of January 1 of each year, beginning January 1, 1999, equal to the lesser of (i) 500,000 shares; (ii) 8.5% of any increase in the number of authorized and issued shares (on a fully diluted basis) since the immediately preceding January 1; or (iii) a lesser number determined by the Board of Directors. The Plan permits the grant of incentive or nonqualified stock options, stock appreciation rights, stock awards and performance shares to participants. Under the Plan, the Compensation Committee of the Company determines the exercise price of an option. In the case of incentive stock options, the exercise price is no less than the market price of the Company's Common Stock on the date of grant and the maximum term of an incentive stock option is ten years. Stock options and stock awards are granted upon approval of the Compensation Committee and generally are subject to vesting over a period of years.

   During 2001, 2000 and 1999, the Company granted awards of Common Stock to certain executive officers and Vice Presidents. The total numbers of shares granted were 28,000, 81,000 and 20,000, respectively. These shares vest 20% immediately and 20% on the anniversary date over each of the next four years.

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

   On January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" ("SFAS 123"). As permitted by SFAS 123, no compensation cost has been recognized for options granted under the Plan. Had the fair value method been used to determine compensation cost, the impact on the Company's 2001, 2000 and 1999 net income would have been a decrease of $143, $150, and $181, respectively, and a corresponding decrease in net income per Common Share of $0.01, $0.01 and $0.01, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants in 2000 and 1999: dividend of $1.12 and $1.12; expected volatility of 26.1% and 27.8%; risk-free interest rate of 5.5% and 6.5%, respectively, and an expected life of five years for all options.

The estimated weighted average fair value per share of the options granted in 2000 and 1999 were $0.24 and $0.31, respectively. There were no options granted in 2001.

   A summary of the status of stock options granted under the Plan as of December 31, 2001, 2000 and 1999, and changes during the years ended on those dates, is presented below:

                                             2001                     2000                     1999
                                    ---------------------   ----------------------    ----------------------
                                                 WEIGHTED                 WEIGHTED                  WEIGHTED
                                                 AVERAGE                  AVERAGE                   AVERAGE
                                                 EXERCISE                 EXERCISE                  EXERCISE
                                     SHARES        PRICE      SHARES        PRICE       SHARES       PRICE
                                    ---------    --------   ----------    --------    ----------    --------
Outstanding at beginning of year    1,100,000    $ 11.13     1,100,000    $ 11.25        798,000     $ 12.40
Granted                                 --           --         25,000       8.50        402,000        8.77
Exercised                               --           --           --           --          --           --
Forfeited                             (45,000)     11.04       (25,000)     13.88       (100,000)      10.50
                                    ---------    -------    ----------    -------     ----------     -------
Outstanding at end of year          1,055,000    $ 11.13     1,100,000    $ 11.13      1,100,000     $ 11.25
                                    =========    =======    ==========    =======     ==========     =======

Options exercisable at year-end       790,750                  638,500                   439,250
                                    =========               ==========                ==========

   The following table summarizes information about the Plan at December 31, 2001:

       EXERCISE                                                                        AVERAGE REMAINING
        PRICE                OPTIONS OUTSTANDING         OPTIONS EXERCISABLE        CONTRACTUAL LIFE (YEARS)
       --------              -------------------         -------------------        ------------------------
        $ 8.50                       25,000                      6,250                        8.1
        $ 8.75                      370,000                    222,000                        7.0
        $ 9.38                       12,000                     12,000                        7.4
        $10.00                       28,000                     28,000                        2.4
        $11.31                       50,000                     50,000                        3.8
        $11.38                       90,000                     90,000                        4.0
        $12.38                       50,000                     40,000                        6.4
        $13.19                      400,000                    312,500                        6.0
        $13.88                       30,000                     30,000                        5.8

10. COMMITMENTS:

   The Company leases its corporate office under a non-cancelable lease. Under the terms of the lease, the Company makes lease payments through February 2005. Commitments for minimum rental payments are as follows:

               YEAR ENDING DECEMBER 31:                       AMOUNT
               ------------------------                       ------
                        2002                                  $  355
                        2003                                     364
                        2004                                     372
                        2005                                      63
                                                              ------
                        Total                                 $1,154
                                                              ======

   Rental expense for the years ended December 31, 2001, 2000 and 1999 was $327, $193 and $177 respectively.

   The Company has future lease commitments from the lessees under the Percentage Leases through 2013. Minimum future rental payments contractually due to the Company under these non-cancelable operating leases are as follows:

               YEAR ENDING DECEMBER 31:                       AMOUNT
               ------------------------                      --------
                        2002                                 $ 35,273
                        2003                                   35,273
                        2004                                   35,273
                        2005                                   35,273
                        2006                                   35,273
                        Thereafter                            201,445
                                                             --------
                        Total                                $377,810
                                                             ========

   Under the terms of the Percentage Leases, the lessees are obligated to pay the Company the greater of base rents or percentage rents. The Company earned minimum base rents of $34,872, $34,405 and $32,355 for the years ended December 31, 2001, 2000 and 1999, respectively, and percentage rents of $19,883, $28,025, and $29,882 for the years ended December 31, 2001, 2000, and 1999, respectively. The percentage rents are based on percentages of gross room revenue and certain food and beverage revenues of the lessees. MeriStar Hospitality Corporation, an affiliate of CapStar Winston, has guaranteed amounts due and payable to the Company under the 46 properties leased by CapStar Winston up to $20,000. The lessees operate the hotel properties pursuant to franchise agreements, which require the payment of fees based on a percentage of hotel revenue. The lessees pay these fees.

   Pursuant to the Percentage Leases, the Company is obligated to pay 5% of room revenues (7% of gross room, food and beverage revenues from one of its full-service hotels) to fund periodic improvements to the buildings and grounds, and the periodic replacement and refurbishment of furniture, fixtures and equipment.

   For one of the Current Hotels, the Company leases the land under an operating lease, which expires on December 31, 2062. Expenses incurred in 2001, 2000 and 1999 related to this land lease totaled $388, $454 and $360, respectively. Minimum future rental payments contractually due by the Company under this lease are as follows: 2002 - $110, 2003 - $110, 2004 - $110, 2005 -
$110, 2006 - $110, 2007 and thereafter - $6,160.

   During 1999, the Company entered into a joint venture agreement with a subsidiary of a subsidiary of Regent Partners, Inc. (the "Regent Joint Venture") to jointly develop and own upscale hotel properties. The Regent Joint Venture consists of two separate joint ventures, each of which owns one hotel. The first hotel, a $16 million full-service 157-room Hilton Garden Inn in Windsor, CT, opened in September 2000 and the second hotel, a $20 million full-service 178-room Hilton Garden Inn in Evanston, IL, opened in July 2001. The Company provided development and asset purchasing services during the construction of each hotel for fees, and is providing ongoing asset management services to generate additional fee income. Regent currently may offer the Company the right to purchase its interest in either of the Regent Joint Ventures and, if the Company refuses to purchase the interest, Regent may cause the joint venture to sell the hotel owned by the applicable joint venture to a third party. In addition, at the Company's option it has the right to acquire Regent's interest in either joint venture (1) at any time after 60 months following the date the applicable hotel commenced operations or (2) if Regent fails to sell the applicable hotel following the Company's rejection of an offer by Regent to sell the Company its interest in that joint venture. The Company owns 49% of the Regent Joint Venture.

   During 2000, the Company entered a joint venture agreement with Marsh Landing Investment, LLC (''Marsh'') to jointly develop an $8 million, 118-room Hampton Inn in Ponte Vedra, FL. This hotel opened in December 2000. The Company owns 49% of the joint venture, and Marsh, a company owned by Charles M. Winston and James
H. Winston, owns the remaining 51%. Both Charles M. Winston and James H. Winston serve on the Company's Board of Directors. The Company is providing on-going asset management services to the joint venture for additional fee income. Marsh currently may offer the Company the right to purchase Marsh's interest in the joint venture and, if the Company refuses to purchase the interest, Marsh may cause the joint venture to sell the hotel owned by the joint venture to a third party. In addition, at the Company's option, it has the right to acquire Marsh's interest in the joint venture (1) at any time after December 2005 or (2) if Marsh fails to sell the hotel following the Company's rejection of an offer by Marsh to sell it's interest in the joint venture to the Company.

   Under the terms of the operating agreement for each joint venture, the Company must approve all major decisions, including refinancing or selling the respective hotels, making loans, changes in partners' interests, entering into contracts of $25,000 or more, and purchasing or acquiring assets.

   As of December 31, 2001, the total assets of the three joint ventures were $44,925, total liabilities were $27,887, and total equity was $17,038. For the years ended December 31, 2001 and 2000, the total revenue of the three joint ventures was $4,394 and $414, and total expenses were $3,326 and $478, resulting in net income(loss) of $1,068 and $(64), respectively. During the year ended December 31, 2001, the unaudited financial statements of the joint ventures reflected aggregate cash flow provided by operating activities of $2,261, cash used in investing activities of $14,487, principally for hotel additions, and cash provided by financing activities of $11,448, principally in the form of loan proceeds and capital contributions less distributions to joint venture partners.

11.   DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS:

   The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

CLASS                                    METHOD
-----                                    ------
Cash, lease revenue receivable,
  notes receivable, accounts
  payable and accrued expenses:          Carrying amount equals fair value.
Interest rate swap agreement:            Fair value is estimated by obtaining quotes from brokers.
Interest rate cap agreement:             Fair value is estimated by obtaining quotes from brokers.
Long-term debt:                          Fair value is estimated  based on current rates offered to the Company for debt of the same remaining maturities.

   The estimated fair values of the Company's financial instruments are as follows:

                                           2001                   2000
                                    -------------------    ------------------
                                     CARRYING    FAIR      CARRYING    FAIR
                                      AMOUNT     VALUE      AMOUNT     VALUE
                                     --------   -------    --------   -------
Assets:
   Interest rate cap
       in a net asset position          --         --           24          1
Liabilities:
   Long-term debt *                   67,684     65,522     68,872     65,601
   Due to banks                      102,900    102,900    103,800    103,800
    Interest rate swap
       in a net liability position     1,844      1,844       --          245

* - Due to the present state of the economy, interest rates available to lodging REITs are higher than the Company's current rate.

12. QUARTERLY FINANCIAL DATA (UNAUDITED):

   Summarized unaudited quarterly results of operations for the years ended December 31, 2001 and 2000 are as follows:

2001                                                     FIRST       SECOND        THIRD      FOURTH
----                                                   --------     --------     --------    --------
Total revenue                                          $ 10,154     $ 11,322     $ 15,011    $ 20,983
Total expenses                                           12,114       11,432       11,326      11,159
                                                       --------     --------     --------    --------
Income (loss) before loss on sale of properties
   and allocation to minority interest                   (1,960)        (110)       3,685       9,824
Loss on sale of property                                   --           (682)        --          --
                                                       --------     --------     --------    --------
Income (loss) before minority interest                   (1,960)        (792)       3,685       9,824
Income allocation to minority interest                     (263)        (180)         139         576
                                                       --------     --------     --------    --------
Income (loss) after minority interest                    (1,697)        (612)       3,546       9,248
Preferred share distribution                              1,734        1,734        1,734       1,736
                                                       --------     --------     --------    --------
Net income (loss)applicable to common shareholders     $ (3,431)    $ (2,346)    $  1,812    $  7,512
                                                       ========     ========     ========    ========

Earnings per share:
   Net income (loss) per common share                  $  (0.20)    $  (0.14)    $   0.11    $   0.44
                                                       ========     ========     ========    ========
   Net income (loss) per common share assuming
       dilution                                        $  (0.20)    $  (0.14)    $   0.11    $   0.44
                                                       ========     ========     ========    ========

2000                                                     FIRST       SECOND        THIRD      FOURTH
----                                                   --------     --------     --------    --------
Total revenue                                          $  9,808     $ 10,765     $ 19,213    $ 23,933
Total expenses                                           11,977       11,820       11,601      11,071
                                                       --------     --------     --------    --------
Income (loss) before loss on sale of properties,
   allocation to minority interest and cumulative
   effect of change in accounting principle              (2,169)      (1,055)       7,612      12,862
Loss on sale of property                                    262         --            588        --
                                                       --------     --------     --------    --------
Income (loss) before allocation to minority
   interest and cumulative effect of change in
   accounting principle                                  (2,431)      (1,055)       7,024      12,862
Income (loss) allocation to minority interest              (297)        (199)         379         794
                                                       --------     --------     --------    --------
Income (loss) before cumulative effect of change
   in accounting principle                               (2,134)        (856)       6,645      12,068
                                                       --------     --------     --------    --------
Cumulative effect of change in accounting principle        (668)        --           --          --
Net income (loss)                                        (2,802)        (856)       6,645      12,068
Preferred share distribution                              1,734        1,734        1,734       1,736
                                                       --------     --------     --------    --------
Net income (loss) applicable to common shareholders    $ (4,536)    $ (2,590)    $  4,911    $ 10,332
                                                       ========     ========     ========    ========

Earnings per common share:
   Net income (loss)                                   $  (0.27)    $  (0.15)    $   0.29    $   0.61
                                                       ========     ========     ========    ========
   Net income (loss) assuming dilution                 $  (0.27)    $  (0.15)    $   0.29    $   0.61
                                                       ========     ========     ========    ========

                              WINSTON HOTELS, INC.
             SCHEDULE III - REAL ESTATE AND ACCUMULATED DEPRECIATION
                             AS OF DECEMBER 31, 2001
                                ($ IN THOUSANDS)

                             -------------------------------------------------------------------------------------------------------
                                                                                                                          Life Upon
                                               Cost Capitalized        Gross Amounts        Accumu-                         Which
                                                 Subsequent to             Carried           lated     Net Book            Deprecia-
                               Initial Cost       Acquisition        at Close of Period      Depre-      Value              tion in
                             ----------------  ---------------- --------------------------   ciation     Land,              Latest
                                    Buildings         Buildings         Buildings           Buildings  Buildings            Income
                                       and               and               and                 and       and               Statement
                    Encum-           Improve-         Improve-          Improve-             Improve-  Improve-   Date of      is
Description        brances   Land     ments    Land     ments    Land     ments     Total     ments      ments  Acquisition Computed
-----------        -------  ------   --------  ----   --------- ------  ---------  -------  ---------  -------- ----------- --------
Hampton Inn
  Boone, NC             *   $  264   $ 2,750   $ 86   $  726    $  350   $ 3,476   $ 3,826   $1,098    $ 2,728    6/2/94      30
Hampton Inn
  Brunswick, GA         *      716     3,887     --      701       716     4,588     5,304    1,308      3,996    6/2/94      30
Hampton Inn
  Cary, NC              *      613     4,596     --      901       613     5,497     6,110    1,612      4,498    6/2/94      30
Hampton Inn
  Charlotte, NC         #      833     3,609     34      390       867     3,999     4,866    1,067      3,799    6/2/94      30
Hampton Inn
  Chester, VA           *      461     2,238     --      173       461     2,411     2,872      575      2,297    11/29/94    30
Hampton Inn
  Durham, NC                   634     4,582     12      986       646     5,568     6,214    1,608      4,606    6/2/94      30
Hampton Inn & Suites
  Gwinnett, GA          #      557     6,959     21      105       578     7,064     7,642    1,283      6,359    7/18/96     30
Hampton Inn
  Hilton Head, SC       *      310     3,969     --      856       310     4,825     5,135    1,330      3,805    11/29/94    30
Hampton Inn
  Jacksonville, NC      *      473     4,140     18      440       491     4,580     5,071    1,335      3,736    6/2/94      30
Hampton Inn
  Las Vegas, NV         *      856     7,945      5      152       861     8,097     8,958      976      7,982    5/20/98     30
Hampton Inn
  Perimeter, GA         #      914     6,293      3      140       917     6,433     7,350    1,151      6,199    7/19/96     30
Hampton Inn
  Raleigh, NC           #      697     5,955     --    1,266       697     7,221     7,918    1,804      6,114    5/18/95     30
Hampton Inn
  Southern Pines, NC    *      614     4,280     --      869       614     5,149     5,763    1,516      4,247    6/2/94      30
Hampton Inn
  Southlake, GA         *      680     4,065     15      657       695     4,722     5,417    1,394      4,023    6/2/94      30
Hampton Inn
  W. Springfield, MA    #      916     5,253      5      617       921     5,870     6,791      920      5,871    7/14/97     30
Hampton Inn
  White Plains, NY      #    1,382    10,763     21      382     1,403    11,145    12,548    1,573     10,975    10/29/97    30
Hampton Inn
  Wilmington, NC        *      460     3,208     25      601       485     3,809     4,294    1,143      3,151    6/2/94      30
Comfort Inn
  Augusta, GA                  404     3,541     --      348       404     3,889     4,293    1,019      3,274    5/18/95     30
Comfort Inn
  Charleston, SC        #      438     5,853     11    2,396       449     8,249     8,698    1,702      6,996    5/18/95     30
Comfort Inn
  Chester, VA           *      661     6,447      5      436       666     6,883     7,549    1,731      5,818    11/29/94    30
Comfort Inn
  Clearwater, FL        *      532     3,436     30      940       562     4,376     4,938    1,132      3,806    5/18/95     30

                             -------------------------------------------------------------------------------------------------------
                                                                                                                          Life Upon
                                               Cost Capitalized        Gross Amounts        Accumu-                         Which
                                                 Subsequent to             Carried           lated     Net Book            Deprecia-
                               Initial Cost       Acquisition        at Close of Period      Depre-      Value              tion in
                             ----------------  ---------------- --------------------------   ciation     Land,              Latest
                                    Buildings         Buildings         Buildings           Buildings  Buildings            Income
                                       and               and               and                 and       and               Statement
                    Encum-           Improve-         Improve-          Improve-             Improve-  Improve-   Date of      is
Description        brances   Land     ments    Land     ments    Land     ments     Total     ments      ments  Acquisition Computed
-----------        -------  ------   --------  ----   --------- ------  ---------  -------  ---------  -------- ----------- --------
Comfort Inn
  Durham, NC           *      947      6,208     37       532       984     6,740     7,724    1,732     5,992    11/29/94    30
Comfort Inn
  Fayetteville, NC          1,223      8,047      4       765     1,227     8,812    10,039    2,294     7,745    11/29/94    30
Comfort Inn
  Greenville, SC              871      3,551     20     1,441       891     4,992     5,883    1,165     4,718    5/6/96      30
Comfort Inn
   Raleigh, NC                459      4,075   (459)   (4,075)        0         0         0        0         0    8/16/94     30
Comfort Inn
  Wilmington, NC              532      5,889     27       829       559     6,718     7,277    1,963     5,314    6/2/94      30
Comfort Suites
  Orlando, FL          #    1,357     10,180     14       814     1,371    10,994    12,365    1,712    10,653    5/1/97      30
Homewood Suites
  Alpharetta, GA       *      985      6,621     30        85     1,015     6,706     7,721      966     6,755    5/22/98     30
Homewood Suites
  Cary, NC             #    1,010     12,367     24       425     1,034    12,792    13,826    2,388    11,438    7/9/96      30
Homewood Suites
  Clear Lake, TX       #      879      5,978     --        74       879     6,052     6,931    1,083     5,848    9/13/96     30
Homewood Suites
  Durham, NC           *    1,074      6,136   (133)      664       941     6,800     7,741      722     7,019    11/14/98    30
Homewood Suites
  Lake Mary, FL        *      871      6,987     10       288       881     7,275     8,156      873     7,283    11/4/98     30
Homewood Suites
  Phoenix, AZ          *    1,402      9,763     11        57     1,413     9,820    11,233    1,183    10,050    6/1/98      30
Homewood Suites
  Raleigh, NC          *    1,008     10,076      5       423     1,013    10,499    11,512    1,329    10,183    3/9/98      30
Holiday Inn Express
  Abingdon, VA                918      2,263   (481)      477       437     2,740     3,177      475     2,702    5/7/96      30
Holiday Inn Express
  Clearwater, FL       *      510      5,854      2       895       512     6,749     7,261    1,038     6,223    8/6/97      30
Holiday Inn Select
  Dallas, TX           *    1,060     13,615     26     3,096     1,086    16,711    17,797    3,334    14,463    5/7/96      30
Holiday Inn
  Secaucus, NJ         *       --     13,699     --     1,244        --    14,943    14,943    1,935    13,008    5/27/98     30
Holiday Inn
   Tinton Falls, NJ    *    1,261      4,337      4     1,526     1,265     5,863     7,128      791     6,337    4/21/98     30
Courtyard by Marriott
  Ann Arbor, MI        #      902      9,850     11     1,010       913    10,860    11,773    1,664    10,109    9/30/97     30
Courtyard by Marriott
  Houston, TX          *    1,211      9,154     22     1,925     1,233    11,079    12,312    1,803    10,509    7/14/97     30
Courtyard by Marriott
  Wilmington, NC       #      742      5,907      5        91       747     5,998     6,745      997     5,748    12/19/96    30
Courtyard by Marriott
  Winston-Salem, NC    *      915      5,202      4       506       919     5,708     6,627      525     6,102    10/3/98     30

                             -------------------------------------------------------------------------------------------------------
                                                                                                                          Life Upon
                                               Cost Capitalized        Gross Amounts        Accumu-                         Which
                                                 Subsequent to             Carried           lated     Net Book            Deprecia-
                               Initial Cost       Acquisition        at Close of Period      Depre-      Value              tion in
                             ---------------  ---------------- --------------------------   ciation     Land,              Latest
                                   Buildings         Buildings         Buildings           Buildings  Buildings            Income
                                      and               and               and                 and       and               Statement
                    Encum-          Improve-         Improve-          Improve-             Improve-  Improve-   Date of      is
Description        brances   Land    ments    Land     ments    Land     ments     Total     ments      ments  Acquisition Computed
-----------        -------  ------  --------  ----   --------- ------  ---------  -------  ---------  -------- ----------- --------
Hilton Garden Inn
  Albany, NY         *      1,168    11,236      --       11    1,168    11,247     12,415     1,375     11,040    5/8/98      30
Hilton Garden Inn
  Alpharetta, GA     *      1,425    11,719      --       35    1,425    11,754     13,179     1,500     11,679    3/17/98     30
Hilton Garden Inn
  Raleigh, NC        *      1,901     9,209       2        6    1,903     9,215     11,118     1,101     10,017    5/8/98      30
Quality Suites
  Charleston, SC     #        912    11,224      --      899      912    12,123     13,035     2,994     10,041    5/18/95     30
Residence Inn
  Phoenix, AZ        #      2,076    13,311      36      367    2,112    13,678     15,790     1,772     14,018    3/3/98      30
Fairfield Inn
  Ann Arbor, MI      *        542     3,743      26      562      568     4,305      4,873       651      4,222    9/30/97     30
                          -------  --------  ------  -------  -------  --------   --------   -------   --------
                          $41,576  $329,970  $ (462) $29,054  $41,114  $359,024   $400,138   $66,642   $333,496
                          =======  ========  ======  =======  =======  ========   ========   =======   ========


     *Property serves as collateral for the $125,000 line of credit which closed effective December 19, 2001 (see Note 5).
     #Property serves as collateral for the $71,000 note through GE Capital
      Corporation (see Note 5).



                              WINSTON HOTELS, INC.
                              NOTES TO SCHEDULE III

                                                             2001            2000
                                                             ----            ----
(a)  Reconciliation of Real Estate:
     Balance at beginning of period                        $403,716        $407,185
     Acquisitions during period                                  --              --
     Dispositions during period                               6,861           7,411
     Additions during period                                  3,283           3,942
                                                           --------        --------
     Balance at end of period                              $400,138        $403,716
                                                           ========        ========

(b)  Reconciliation of Accumulated Depreciation:
     Balance at beginning of period                          54,236          41,429
     Depreciation for period                                 13,668          13,834
     Dispositions during period                               1,262           1,027
                                                           --------        --------
     Balance at end of period                              $ 66,642        $ 54,236
                                                           ========        ========

(c) The aggregate cost of land, buildings and improvements for federal income tax purposes is approximately $383,890.

                          INDEPENDENT AUDITORS' REPORT

The Members
CapStar Winston Company, L.L.C.:

   We have audited the accompanying balance sheets of CapStar Winston Company, L.L.C. (the "Company") as of December 31, 2001 and 2000 and the related statements of operations, members' capital, and cash flows for each of the years in the three-year period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

   In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of CapStar Winston Company, L.L.C. as of December 31, 2001 and 2000, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.


                                                            /s/ KPMG LLP


Washington, D.C.
February 22, 2002

                         CAPSTAR WINSTON COMPANY, L.L.C.
                                 BALANCE SHEETS
                        AS OF DECEMBER 31, 2001 AND 2000
                                 (IN THOUSANDS)


                                     ASSETS
                                                                                 2001            2000
                                                                                 ----            ----
Current assets:
     Cash and cash equivalents                                               $         971    $       762
     Accounts receivable, net of allowance for doubtful accounts of
       $69 and $112                                                                  2,076          2,275
     Due from affiliate                                                             12,836         11,005
     Deposits and other assets                                                         842          1,114
                                                                            ---------------   ------------
                  Total current assets                                              16,725         15,156
                                                                            ---------------   ------------

Furniture, fixtures and equipment, net of accumulated depreciation of
   $288 and $209                                                                       142            221
Intangible assets, net of accumulated amortization of $1,045 and $716                9,522          9,851
Deferred franchise costs, net of accumulated amortization of $213 and $178             425            498
Restricted cash                                                                         37             61
                                                                            ---------------   ------------

                                                                             $      26,851    $    25,787
                                                                            ===============   ============


                        LIABILITIES AND MEMBERS' CAPITAL

Current liabilities:
     Accounts payable                                                        $      1,001     $     1,147
     Accrued expenses                                                               5,066           4,146
     Percentage lease payable to Winston Hotels, Inc.                               4,829           7,129
     Advance deposits                                                                 248             178
                                                                            ---------------   ------------
                  Total current liabilities                                        11,144          12,600
                                                                            ---------------   ------------

Commitments

Members' capital                                                                   15,707          13,187
                                                                            ---------------   ------------
                                                                            $      26,851     $    25,787
                                                                            ===============   ============






                 See accompanying notes to financial statements.

                         CAPSTAR WINSTON COMPANY, L.L.C.
                            STATEMENTS OF OPERATIONS
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
                                 ( IN THOUSANDS)



                                                             2001           2000          1999
                                                         ------------   ------------  ------------
Revenue:
     Rooms                                               $ 122,487      $ 126,884      $27,571
     Food and beverage                                       7,546          8,191        8,015
     Telephone and other operating departments               5,604          6,473        6,129
                                                         ------------   ------------  ------------
              Total revenue                                135,637        141,548      141,715
                                                         ------------   ------------  ------------

Operating costs and expenses:
     Rooms                                                  27,677         29,202       29,037
     Food and beverage                                       5,581          5,877        6,091
     Telephone and other operating departments               3,483          3,768        3,300
Undistributed expenses:
     Lease expense                                          54,290         57,995       58,551
     Administrative and general                             12,559         13,259       13,887
     Sales and marketing                                     6,715          6,567        6,450
     Franchise fees                                          8,783          9,087        9,048
     Repairs and maintenance                                 6,142          6,280        6,433
     Energy                                                  5,998          5,781        5,686
     Other                                                   1,433          1,282        1,293
     Depreciation and amortization                             456          1,047        1,052
     Loss on asset impairment                                   --         21,658           --
                                                         ------------   ------------  ------------
              Total expenses                               133,117        161,803      140,828
                                                         ------------   ------------  ------------
Net income (loss)                                        $   2,520      $ (20,255)    $    887
                                                         ============   ============  ============



                 See accompanying notes to financial statements.

                         CAPSTAR WINSTON COMPANY, L.L.C.
                         STATEMENTS OF MEMBERS' CAPITAL
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
                                 (IN THOUSANDS)




                                  MeriStar H&R      MeriStar Hotels
                                   Operating          and Resorts,
                                 Company, L.P.            Inc.                Total
                                ------------------  -----------------   -------------------

Balance, December 31, 1998             32,550                    5              32,555

Net income                                878                    9                 887
                                ------------------  ------------------  -------------------

Balance, December 31, 1999             33,428                   14              33,442
                                ------------------  ------------------  -------------------

Net loss                              (20,052)                (203)            (20,255)
                                ------------------  ------------------  -------------------

Balance, December 31, 2000             13,376                 (189)             13,187
                                ------------------  ------------------  -------------------

Net income                              2,495                   25               2,520
                                ------------------  ------------------  -------------------

Balance, December 31, 2001             15,871                 (164)             15,707
                                ==================  ==================  ===================


                 See accompanying notes to financial statements.

                         CAPSTAR WINSTON COMPANY, L.L.C.
                            STATEMENTS OF CASH FLOWS
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
                                ($ IN THOUSANDS)


                                                                   2001         2000           1999
                                                              ------------   -----------   ------------
Cash flows from operating activities:
     Net (loss) income                                        $   2,520      $(20,255)      $   887
     Adjustments to reconcile net (loss) income to net
       cash provided by (used in) operating activities:
         Depreciation and amortization                              456         1,047         1,052
         Other                                                       25            11            --
         Loss on asset impairment                                    --        21,658            --
     Change in operating assets and liabilities:
         Accounts receivable, net                                   199           498           456
         Due from affiliates                                     (1,831)       (2,338)       (3,275)
         Deposits and other assets                                  272          (659)         (100)
         Restricted cash                                             24           (23)          166
         Accounts payable and accrued expenses                      774           243            54
         Percentage lease payable to Winston Hotels, Inc.        (2,300)         (444)          (28)
         Advance deposits                                            70            27           (32)
                                                              ------------   -----------   ------------
Net cash provided by (used in) operating activities                 209          (235)         (820)
                                                              ------------   -----------   ------------

Cash flows from investing activities:
     Additions of furniture, fixtures and equipment                  --           (54)          (21)
     Proceeds from sale of fixed assets                              --            --             3
     Additions to intangible assets                                  --            --          (107)
     Additions to deferred franchise costs                           --            --           (79)
                                                              ------------   -----------   ------------
Net cash used in investing activities                                --           (54)         (204)
                                                              ------------   -----------   ------------

Net increase (decrease) in cash and cash equivalents                209          (289)       (1,024)
Cash and cash equivalents, beginning of period                      762         1,051         2,075
                                                              ------------   -----------   ------------

Cash and cash equivalents, end of period                      $     971       $   762       $ 1,051
                                                              ============   ===========   ============



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

   On August 3, 1998, MeriStar Hotels & Resorts, Inc. ("MeriStar") was spun off from CapStar (the "Spin-Off") to become the lessee, manager and operator of various hotel assets, including those previously owned, leased and managed by CapStar and certain of its affiliates. Pursuant to the Spin-Off, CMC and Equistar transferred their capital and interests in the Company to MeriStar H&R Operating Company, L.P. ("MHOC") and MeriStar, respectively. The transfer was recorded at net book value.

   As of December 31, 2001, the Company leased 46 Winston-owned hotels, one hotel owned by Evanston Hotel Associates, LLC ("Evanston"), and one hotel owned by Marsh Landing Hotel Associates LLC ("Marsh Landing"), both of which are limited liability companies of which Winston owns 49%. These hotels included 27 limited-service hotels, 10 extended-stay hotels and 11 full-service hotels. The hotels have 6,581 rooms, are operated under various franchise agreements, and are located in Arizona, Florida, Georgia, Massachusetts, Michigan, North Carolina, New Jersey, New York, South Carolina, Texas and Virginia.

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

   Hotel lease contracts represent the estimated present value of net cash flows expected to be received from the hotel leases originally acquired. Hotel lease contracts are amortized on a straight-line basis over the expected terms of the leases.

   Goodwill represents the excess of the cost over the net tangible and identifiable intangible assets originally acquired. Goodwill is amortized on a straight-line basis over 40 years.

   Licensing costs represent the cost of beverage licenses mandated by state statutes. Licensing costs are amortized on a straight-line basis over five years.

   Impairment of Long-Lived Assets. Whenever events or changes in circumstances indicate that the carrying value of a long-lived asset (including goodwill and other intangible assets) may be impaired, the Company performs an analysis to determine the recoverability of the asset's carrying value. The Company makes estimates of the undiscounted cash flows from the expected future operations of the underlying assets. If the analysis indicates that the carrying value is not recoverable from future cash flows, the asset is written down to its estimated fair value and an impairment loss is recognized. No impairment losses were recorded during 2001 or 1999. During 2000, an impairment loss of $21,658 was recorded to adjust goodwill created from the acquisition of the leases from WHI in 1997.

   Deferred Franchise Costs. Franchise costs are deferred and amortized on a straight-line basis over the terms of the franchise agreements, which range from 8 years 9 months to 20 years.

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

   New Accounting Pronouncements. In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." In August 2001, the FASB issued SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets" which supersedes SFAS No. 121. The Company is currently in the process of evaluating the effect these new standards will have on our financial statements.

3.  INTANGIBLE ASSETS:

   Intangible assets consist of the following:

                                            2001              2000
                                            ----              ----

Hotel lease contracts                  $   6,576         $   6,576
Goodwill                                   3,904             3,904
Licensing costs                               87                87
                                      ---------------   -----------------
                                          10,567            10,567
Less: accumulated amortization            (1,045)             (716)
                                      ---------------   -----------------
                                       $   9,522         $   9,851
                                      ===============   =================

   During 2000, the Company conducted a review of each hotel's performance and anticipated future performance and our expected future income from those hotels. This process triggered an impairment review of certain of the Company's long-lived intangible assets. The review included an analysis of the Company's expected future undiscounted cash flows in comparison to the net book value of the long-lived intangible assets. This review indicated that the long-lived intangible assets were impaired. The Company estimated the fair value of the long-lived intangible assets using the discounted expected future cash flows generated by the underlying assets. Accordingly, the Company recorded an impairment loss of $21,658 to adjust goodwill created from the acquisition of the leases from WHI in 1997.


4.  MANAGEMENT AGREEMENTS:

   The Company manages 40 of the 48 hotels leased from Winston, Evanston and Marsh Landing and has separate management agreements with third parties to manage the remaining eight hotels. The terms of these third-party management agreements provide for management fees to be paid on a monthly basis based on budgeted gross operating profit, as defined in the agreements, with year-end adjustments for actual operating results. The terms of the eight management agreements extend to 2012. The agreements are cancelable before expiration under certain circumstances. Management fees incurred during 2001, 2000 and 1999 were $582, $745 and $886, respectively, and are included in other expenses.


5.  TRANSACTIONS WITH RELATED PARTIES:

   The Company and MHOC advance amounts to each other in the normal course of business. These advances are non-interest bearing. At December 31, 2001 and 2000, MHOC owed the Company $12,836 and $11,005, respectively.

6.  COMMITMENTS:

   Each of the Company's hotels is leased under a separate participating lease agreement. The leases expire on various dates ranging from December 2010 to December 2013 with extension options available to the Company. The leases require monthly minimum base rental payments to Winston, Evanston and Marsh Landing and additional monthly or quarterly payments of percentage rent, based on revenues generated by the hotels in excess of specified amounts. The leases are non-cancelable except upon sale of a hotel. Winston, Evanston, or Marsh Landing is required to make a termination payment to the Company, as defined in the lease agreements, upon cancellation of a lease. MeriStar Hospitality Corporation has guaranteed amounts due and payable by the Company under the leases up to $20 million.

   Future minimum base rental payments under these non-cancelable operating leases as of December 31, 2001 are as follows:

                2001                       $     34,352
                2002                             34,352
                2003                             34,352
                2004                             34,352
                2005                             34,352
                Thereafter                      206,433
                                           --------------
                                             $  378,193
                                           ==============


   The Company incurred minimum base rents of $33,290, $31,329 and $30,676, and additional percentage rents of $21,000, $26,666 and $27,875 during 2001, 2000 and 1999, respectively.

7.  BUSINESS CONCENTRATION:

    Winston owns 100% of 46 of the Company's leased hotels and 49% of two of the Company's leased hotels. Therefore, the Company's financial position and results of operations would be adversely and materially impacted if Winston sells the hotels and terminates the leases. Management believes that Winston has no intention of selling hotels which would, individually or in the aggregate, have a material impact on the operations of the Company.

INDEX TO EXHIBITS

       Exhibit     Description
       -------     -----------

       3.1(10)     Restated Articles of Incorporation

       3.2 (13)    Amended and Restated Bylaws

       4.1(1) Specimen certificate for Common Stock, $0.01 par value per share

       4.2(4)      Specimen certificate for 9.25% Series A Cumulative Preferred
                   Stock

       4.3(10)     Restated Articles of Incorporation

       4.4 (13)    Amended and Restated Bylaws

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

       10.2(4) Amendment No. 1 dated September 11, 1997 to Second Amended and Restated Agreement of Limited Partnership of WINN Limited Partnership

       10.3(6) Amendment No. 2 dated December 31, 1997 to Second Amended and Restated Agreement of Limited Partnership of WINN Limited Partnership

       10.4(12) Amendment No. 3 dated September 14, 1998 to Second Amended and Restated Agreement of Limited Partnership of WINN Limited Partnership

       10.5(11) Amendment No. 4 dated October 1, 1999 to Second Amended and Restated Agreement of Limited Partnership of WINN Limited Partnership

       10.6 Amendment No. 5 dated as of January 1, 2002 to Second Amended and Restated Agreement of Limited Partnership of WINN Limited Partnership

       10.7(2)     Form of Percentage Leases

       10.8(5) First Amendment to Lease dated November 17, 1997 between WINN Limited Partnership and CapStar Winston Company, L.L.C.

       10.9(5) First Amendment to Lease dated November 24, 1997 between WINN Limited Partnership and CapStar Winston Company, L.L.C.

       10.10(1)    Winston Hotels, Inc. Directors' Stock Incentive Plan

       10.11(2)    Limitation of Future Hotel Ownership and Development
                   Agreement

       10.12(5) Guaranty dated November 17, 1997 between CapStar Hotel Company, WINN Limited Partnership and Winston Hotels, Inc.

       10.13(6) Employment Agreement, dated July 31, 1997, by and between Kenneth R. Crockett and Winston Hotels, Inc.

       10.14(7)    Winston Hotels, Inc. Stock Incentive Plan as amended May 1998

       10.15(8) Loan Agreement by and between Winston SPE LLC and CMF Capital Company LLC dated November 3, 1998

       10.16(8) Promissory note dated November 3, 1998 by and between Winston SPE LLC and CMF Capital Company, LLC

       10.17(9)     Winston Hotels, Inc. Executive Deferred Compensation Plan

       10.18 Second Amended and Restated Syndicated Credit Agreement, dated as of December 19, 2001, among Wachovia Bank, N.A., Branch Banking and Trust Company, SouthTrust Bank, N.A., Centura Bank, Winston Hotels, Inc., WINN Limited Partnership and Wachovia Bank, N.A. as Agent (the "Credit Agreement")

       10.19 Amended and Restated Promissory Note, dated as of December 19, 2001, from Winston Hotels, Inc. and WINN Limited Partnership to Wachovia Bank, N.A. for the principal sum of $48,000,000 pursuant to the Credit Agreement

       10.20 Amended and Restated Promissory Note, dated as of December 19, 2001, from Winston Hotels, Inc. and WINN Limited Partnership to Branch Banking and Trust Company for the principal sum of $40,000,000 pursuant to the Credit Agreement

       10.21 Amended and Restated Promissory Note, dated as of December 19, 2001, from Winston Hotels, Inc. and WINN Limited Partnership to SouthTrust Bank, N.A. for the principal sum of $22,000,000 pursuant to the Credit Agreement

       10.22 Amended and Restated Promissory Note, dated as of December 19, 2001, from Winston Hotels, Inc. and WINN Limited Partnership to Centura Bank for the principal sum of $15,000,000 pursuant to the Credit Agreement

       10.23 Extension Agreement; Second Modification Agreement of Form of Deed of Trust, Assignment of Rents, Security Agreement and Financing Statement used to secure certain obligations under the Credit Agreement (not including certain variations existing in the different states where the properties are located)

       21.1         Subsidiaries of the Registrant

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

(13) Exhibit to the Company's Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 19, 2001 and incorporated herein by reference.