Form 10-Q
period 2002-03-31
WINSTON HOTELS INC
filed 2002-05-07
CIK 920605

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                    FORM 10-Q

             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002     Commission file number 0-23732

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

         The number of shares of Common Stock, $.01 par value, outstanding on April 30, 2002 was 20,120,034.

--------------------------------------------------------------------------------

                              WINSTON HOTELS, INC.
                                      INDEX

                                                                                                                     Page
                                                                                                                     ----
PART I.           FINANCIAL INFORMATION

Item 1.           Financial Statements

                  WINSTON HOTELS, INC.

                           Consolidated Balance Sheets as of March 31, 2002 (unaudited) and
                           December 31, 2001                                                                           3

                           Unaudited Consolidated Statements of Operations for the three months ended
                           March 31, 2002 and 2001                                                                     4

                           Unaudited Consolidated Statement of Shareholders' Equity for the three months ended
                           March 31, 2002                                                                              5

                           Unaudited Consolidated Statements of Cash Flows for the three months ended
                           March 31, 2002 and 2001                                                                     6

                           Notes to Consolidated Financial Statements                                                  7

                  CAPSTAR WINSTON COMPANY, L.L.C.  (1)

                           Note to Financial Statements                                                                9

                           Balance Sheets as of March 31, 2002 (unaudited) and December 31, 2001                      10

                           Unaudited Statements of Operations for the three months ended
                           March 31, 2002 and 2001                                                                    11

                           Unaudited Statements of Cash Flows for the three months ended
                           March 31, 2002 and 2001                                                                    12


Item 2.           Management's Discussion and Analysis of Financial Condition and Results
                  of Operations                                                                                       13

Item 3.           Quantitative and Qualitative Disclosures about Market Risk                                          17

PART II.          OTHER INFORMATION

Item 6.           Exhibits and Reports on Form 8-K                                                                    18

                  SIGNATURES                                                                                          19

         (1) The financial statements of CapStar Winston Company, L.L.C. ("CapStar Winston") are included in this report as they contain material information with respect to Winston Hotels, Inc.'s (the "Company") investment in hotel properties. As of March 31, 2002, CapStar Winston served as the lessee of 46 of the Company's 48 hotels. CapStar Winston also leases one operating hotel co-owned 51% by Marsh Landing Investment, L.L.C. and 49% by the Company, and another operating hotel co-owned 51% by Regent Partners, Inc. and 49% by the Company. CapStar Winston is not affiliated with the Company other than through its lessee relationship.

                              WINSTON HOTELS, INC.
                           CONSOLIDATED BALANCE SHEETS
                   ($ IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                    ASSETS

                                                                                           March 31, 2002    December 31, 2001
                                                                                           --------------    -----------------
                                                                                            (unaudited)
Land                                                                                         $   41,129         $   41,114
Buildings and improvements                                                                      359,293            359,024
Furniture and equipment                                                                          44,769             44,376
                                                                                             ----------         ----------
     Operating properties                                                                       445,191            444,514
Less accumulated depreciation                                                                   101,306             96,343
                                                                                             ----------         ----------
                                                                                                343,885            348,171
Properties under development                                                                      1,800              1,916
                                                                                             ----------         ----------
       Net investment in hotel properties                                                       345,685            350,087
Corporate FF&E, net                                                                                 952              1,033
Cash                                                                                                156                887
Lease revenue receivable                                                                          6,407              4,786
Notes receivable                                                                                  3,266              3,516
Investment in joint ventures                                                                      8,067              8,173
Deferred expenses, net                                                                            3,277              3,405
Prepaid expenses and other assets                                                                 5,395              5,017
                                                                                             ----------         ----------
               Total assets                                                                  $  373,205         $  376,904
                                                                                             ==========         ==========

                                          LIABILITIES AND SHAREHOLDERS' EQUITY

Long-term debt                                                                               $   67,374         $   67,684
Due to banks                                                                                     81,500            102,900
Deferred percentage lease revenue                                                                 3,911              1,226
Accounts payable and accrued expenses                                                             5,178              8,175
Distributions payable                                                                             4,885              4,468
Minority interest in Partnership                                                                  8,260              8,246
                                                                                             ----------         ----------
               Total liabilities                                                                171,108            192,699
                                                                                             ----------         ----------

Shareholders' equity:
      Preferred stock, $.01 par value, 10,000,000 shares authorized,
      3,000,000 shares issued and outstanding (liquidation preference of
      $76,734)                                                                                       30                 30
      Common stock, $.01 par value, 50,000,000 shares authorized,
       19,707,534 and 16,924,533 shares issued and outstanding                                      197                169
      Additional paid-in capital                                                                253,311            230,109
      Unearned compensation                                                                        (659)              (542)
      Accumulated other comprehensive income (loss)                                              (1,281)            (1,844)
      Distributions in excess of earnings                                                       (49,501)           (43,717)
                                                                                             ----------         ----------
               Total shareholders' equity                                                       202,097            184,205
                                                                                             ----------         ----------
               Total liabilities and shareholders' equity                                    $  373,205         $  376,904
                                                                                             ==========         ==========

    The accompanying notes are an integral part of the financial statements.

                              WINSTON HOTELS, INC.
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                 Three Months      Three Months
                                                                                    Ended             Ended
                                                                                March 31, 2002    March 31, 2001
                                                                                --------------    --------------
Revenue:
    Percentage lease revenue                                                       $   9,863         $   9,695
    Interest, joint venture and other income                                             359               459
                                                                                   ---------         ---------
         Total revenue                                                                10,222            10,154
Expenses:
    Real estate taxes and property and casualty insurance                              1,886             1,977
    General and administrative                                                         1,555             1,391
    Interest                                                                           2,832             3,219
    Depreciation                                                                       5,048             5,291
    Amortization                                                                         199               236
                                                                                   ---------         ---------
         Total expenses                                                               11,520            12,114

         Loss before allocation to minority interest                                  (1,298)           (1,960)
Loss allocation to minority interest                                                    (204)             (263)
                                                                                   ---------         ---------
         Net loss                                                                     (1,094)           (1,697)
Preferred stock distribution                                                          (1,734)           (1,734)
                                                                                   ---------         ---------
         Net loss applicable to common shareholders                                $  (2,828)        $  (3,431)
                                                                                   =========         =========

 Earnings per share:
         Net loss per common share                                                 $   (0.16)        $   (0.20)
                                                                                   =========         =========
         Net loss per common share assuming dilution                               $   (0.16)        $   (0.20)
                                                                                   =========         =========
         Weighted average number of common shares                                     17,171            16,926
         Weighted average number of common shares assuming dilution                   18,470            18,225

    The accompanying notes are an integral part of the financial statements.

                              WINSTON HOTELS, INC.
                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                    FOR THE THREE MONTHS ENDED MARCH 31, 2002
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                              PREFERRED STOCK               COMMON STOCK             ADDITIONAL
                                                           ---------------------       ----------------------          PAID-IN
                                                           SHARES        DOLLARS        SHARES        DOLLARS          CAPITAL
                                                           ------        -------       -------        -------        ----------
Balances at December 31, 2001                               3,000          $30          16,925          $169          $ 230,109

Issuance of shares                                             --           --           2,783            28             23,615
Distributions ($0.15 per common share)                         --           --              --            --                 --
Distributions ($0.578 per preferred share)                     --           --              --            --                 --
Unearned compensation amortization                             --           --              --            --                 --
Minority interest equity adjustment                            --           --              --            --               (413)
Comprehensive income (loss):
  Net loss                                                     --           --              --            --                 --
  Effective portion of derivative instruments                  --           --              --            --                 --
      Total comprehensive income (loss)                        --           --              --            --                 --
                                                            -----          ---          ------          ----          ---------
Balances at March 31, 2002                                  3,000          $30          19,708          $197          $ 253,311
                                                            =====          ===          ======          ====          =========

                                                                                                ACCUMULATED
                                                                            DISTRIBUTIONS          OTHER              TOTAL
                                                            UNEARNED        IN EXCESS OF       COMPREHENSIVE      SHAREHOLDERS'
                                                          COMPENSATION        EARNINGS         INCOME (LOSS)         EQUITY
                                                          ------------      -------------      -------------      -------------
Balances at December 31, 2001                                 $(542)          $(43,717)          $(1,844)          $ 184,205

Issuance of shares                                             (255)                --                --              23,388
Distributions ($0.15 per common share)                           --             (2,956)               --              (2,956)
Distributions ($0.578 per preferred share)                       --             (1,734)               --              (1,734)
Unearned compensation amortization                              138                 --                --                 138
Minority interest equity adjustment                              --                 --                --                (413)
Comprehensive income (loss):
  Net loss                                                       --             (1,094)               --
  Effective portion of derivative instruments                    --                 --               563
      Total comprehensive income (loss)                          --                 --                --                (531)
                                                              -----           --------           -------           ---------
Balances at March 31, 2002                                    $(659)          $(49,501)          $(1,281)          $ 202,097
                                                              =====           ========           =======           =========

    The accompanying notes are an integral part of the financial statements.

                              WINSTON HOTELS, INC.
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                 Three Months       Three Months
                                                                                    Ended              Ended
                                                                                March 31, 2002     March 31, 2001
                                                                                --------------     --------------
Cash flows from operating activities:
     Net loss                                                                      $  (1,094)        $  (1,697)
     Adjustments to reconcile net loss to net cash
     provided by operating activities:
          Minority interest                                                             (204)             (263)
          Adjustment to market value of derivative instruments                            --                17
          Depreciation                                                                 5,048             5,291
          Amortization                                                                   199               236
          Mezzanine loan reserve                                                         250                --
          Unearned compensation amortization                                             138               137
          Changes in assets and liabilities:
               Lease revenue receivable                                               (1,621)           (1,673)
               Deferred lease revenue                                                  2,685             5,208
               Prepaid expenses and other assets                                        (378)              192
               Accounts payable and accrued expenses                                  (2,434)           (1,888)
                                                                                   ---------         ---------
                        Net cash provided by operating activities                      2,589             5,560
                                                                                   ---------         ---------
Cash flows from investing activities:
     Prepaid acquisition costs                                                            --                65
     Deferred disposition costs                                                           --                 8
     Investment in hotel properties                                                     (565)             (983)
     Investment in joint ventures                                                         (4)              (25)
     Distributions from joint ventures                                                   110                --
     Sale of hotel properties                                                             --               508
                                                                                   ---------         ---------
                       Net cash used in investing activities                            (459)             (427)
                                                                                   ---------         ---------
Cash flows from financing activities:
     Issuance of mezzanine loans                                                          --            (2,436)
     Proceeds from issuance of common shares                                          23,388                --
     Fees paid in connection with financing facilities                                   (71)              (25)
     Purchase of interest rate swap agreement                                             --               (11)
     Payment of distributions to shareholders                                         (4,273)           (6,465)
     Payment of distributions to minority interest                                      (195)             (364)
     Net increase/(decrease) due to banks                                            (21,400)            4,500
     Decrease in long-term debt                                                         (310)             (289)
                                                                                   ---------         ---------
                       Net cash used in financing activities                          (2,861)           (5,090)
                                                                                   ---------         ---------
Net increase (decrease) in cash                                                         (731)               43
Cash at beginning of period                                                              887               167
                                                                                   ---------         ---------
Cash at end of period                                                              $     156         $     210
                                                                                   =========         =========
Supplemental disclosure:
          Cash paid for interest                                                   $   2,756         $   3,254
                                                                                   =========         =========
Summary of non-cash investing and financing activities:
     Distributions to shareholders declared but not paid                           $   4,690         $   6,474
     Distributions to minority interest declared but not paid                            195               364
     Deferred equity compensation                                                        255               214
     Fair market value adjustment of derivative instruments                              563            (1,104)
     Minority interest adjustments due to the issuance of common
        shares and other comprehensive income (loss)                                    (413)              (84)

    The accompanying notes are an integral part of the financial statements.

                              WINSTON HOTELS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

1.       ORGANIZATION

         Winston Hotels, Inc. (the "Company") operates so as to qualify as a real estate investment trust ("REIT") for federal income tax purposes. The accompanying unaudited consolidated financial statements reflect, in the opinion of management, all adjustments necessary for a fair presentation of the interim financial statements. All such adjustments are of a normal and recurring nature. Due to the seasonality of the hotel business and the revenue recognition requirements of Staff Accounting Bulletin No. 101, the information for the three months ended March 31, 2002 and 2001 is not necessarily indicative of the results for a full year. This Form 10-Q should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

         The Company's Form 10-K and financial statements include descriptions of the Company's significant and critical accounting policies, including policies for revenue recognition, joint ventures, impairment of long-lived assets, and derivative instruments.

2.       DERIVATIVE INSTRUMENTS

         The Company's financing facilities consist of a $125,000 variable rate line of credit and a $71,000 fixed rate loan with a ten-year maturity and a twenty-five-year amortization period. To reduce overall interest cost, the Company uses interest rate instruments, currently an interest rate swap agreement, to convert a portion of its variable-rate debt to fixed-rate debt. Interest rate differentials that arise under these instruments are recognized in interest expense over the life of the contracts.

         The following table summarizes the notional values and fair values of the Company's derivative financial instruments. The notional value at March 31, 2002 provides an indication of the extent of the Company's involvement in these instruments at that time, but does not represent exposure to credit, interest rate or market risks.

                                              NOTIONAL       INTEREST
                  AT MARCH 31, 2002            VALUE           RATE         MATURITY     FAIR VALUE
                  ------------------          --------       --------       --------     ----------
                  Interest Rate Swap          $ 50,000        5.915%        12/2002      $  (1,281)

         The derivative financial instrument listed in the table above converts variable payments to fixed payments and is, therefore, characterized as a cash flow hedge. Cash flow hedges address the risk associated with future cash flows of debt transactions. On March 31, 2002, the derivative instrument was reported at its fair value of $(1,281) and included in "Accounts payable and accrued expenses" on the Consolidated Balance Sheets. Offsetting adjustments are represented as deferred gains or losses in "Accumulated other comprehensive income (loss)".

         Over time, the unrealized gains and losses held in "Accumulated other comprehensive income (loss)" would be reclassified into earnings in the same periods in which the hedged interest payments affect earnings. Since the Company's swap agreement matures in December 2002, within the next nine months, due to the projected differences between the fixed interest rate under the Company's swap agreement and the variable interest rate under the $125,000 line of credit, all of the current $(1,281) balance held in "Accumulated other comprehensive income
         (loss)" will be reclassified into earnings.

3.       SUMMARIZED FINANCIAL STATEMENT INFORMATION FOR JOINT VENTURES

         The Company participates in three joint venture agreements to develop and own hotel properties, two with Regent Partners, Inc. and one with Marsh Landing Investment, L.L.C. The Company owns a 49% interest in each of the three joint ventures. As of March 31, 2002, the joint ventures each owned an operating hotel including a Hilton Garden Inn in Windsor, CT, a Hampton Inn in Ponte Vedra, FL and a Hilton Garden Inn in Evanston, IL.

         As of March 31, 2002, total assets of the three joint ventures were $44,997, total liabilities were $27,838, and total equity was $17,159. For the three months ended March 31, 2002 and 2001, total revenue of the three joint ventures was $927 and $625, respectively, total expenses were $918 and $705, respectively, resulting in net income
         (loss) of $9 and $(80), respectively. Per the requirements of SAB 101, $324 of total revenue was deferred during the three months ended March 31, 2002, all of which will be recognized during 2002. During the three months ended March 31, 2001, $140 of total revenue was deferred, all of which was recognized during 2001.

4.       EARNINGS PER SHARE

         The following is a reconciliation of the net loss applicable to common shareholders used in the net loss per common share calculation to the net loss assuming dilution used in the net loss per common share - assuming dilution calculation.

                                                          THREE MONTHS ENDED MARCH 31,
                                                            2002              2001
                                                          ---------         ---------
Net loss                                                  $  (1,094)        $  (1,697)
Less: preferred stock distribution                            1,734             1,734
                                                          ---------         ---------
Net loss applicable to common shareholders                   (2,828)           (3,431)
Plus: loss allocation to minority interest                     (204)             (263)
                                                          ---------         ---------
Net loss assuming dilution                                $  (3,032)        $  (3,694)
                                                          =========         =========

         The following is a reconciliation of the weighted average shares used in the calculation of net loss per common share to the weighted average shares used in the calculation of net loss per common share - assuming dilution:

                                                         THREE MONTHS ENDED MARCH 31,
                                                            2002            2001
                                                          --------        --------
Weighted average number of common shares                    17,171          16,926
Minority interest units with redemption rights               1,299           1,299
                                                          --------        --------
Weighted average number of common shares
     assuming dilution                                      18,470          18,225
                                                          ========        ========

         During the quarter ended March 31, 2002, the Company declared quarterly cash dividends of $0.15 per common share and $0.578125 per preferred share.

5.       COMMON STOCK OFFERING

         On March 25, 2002, the Company completed a Common Stock offering, selling 2,750 shares, which generated cash proceeds totaling $23,388. In addition, on April 2, 2002, the Company sold an additional 413 Common Shares generating cash proceeds of $3,508. The Company used the proceeds to reduce its outstanding debt balance under its $125 million line of credit.

6.       SUBSEQUENT EVENT

         The Company's Comfort Inn hotel located in Clearwater, FL is currently under contract to sell for total cash proceeds of $3,400. Upon sale, which is expected to occur during the second quarter of 2002, the Company will recognize a loss of approximately $800, representing the difference between the sales price less selling costs and the net book value. It is the Company's policy to obtain approval from its Board of Directors for asset sales, at which time gains and losses are recognized.

         The net earnings for the Clearwater Comfort Inn hotel for the quarters ended March 31, 2002 and 2001 were $55 and $153, respectively.

                        CAPSTAR WINSTON COMPANY, L.L.C.
                          NOTE TO FINANCIAL STATEMENTS

The accompanying unaudited financial statements are prepared by and are the sole responsibility of CapStar Winston Company, L.L.C. ("CapStar Winston"). CapStar Winston leased forty-six of the Company's forty-eight hotels as of March 31, 2002, another operating hotel co-owned 51% by Marsh Landing Investment, L.L.C. and 49% by the Company, and another operating hotel co-owned 51% by Regent Partners, Inc. and 49% by the Company. Other than this lessee relationship, CapStar Winston is not affiliated with the Company. These financial statements reflect, in the opinion of CapStar Winston's management, all adjustments necessary for a fair presentation of the interim financial statements. All such adjustments are of a normal and recurring nature.

                         CAPSTAR WINSTON COMPANY, L.L.C.
                                 BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                  ASSETS
                                                                                                March 31, 2002     December 31, 2001
                                                                                                --------------     -----------------
                                                                                                 (unaudited)
Current assets:
     Cash and cash equivalents                                                                     $  3,157            $    971
     Accounts receivable, net of allowance for doubtful accounts of
        $58 and $69                                                                                   2,840               2,076
     Due from affiliates                                                                             13,674              12,836
     Deposits and other assets                                                                          714                 842
                                                                                                   --------            --------
                  Total current assets                                                               20,385              16,725
                                                                                                   --------            --------

Furniture, fixtures and equipment, net of accumulated depreciation of
    $308 and $288                                                                                       131                 142
Intangible assets, net of accumulated amortization of $1,100 and $1,045                               9,467               9,522
Deferred franchise costs, net of accumulated amortization of $225 and $213                              413                 425
Restricted cash                                                                                          38                  37
                                                                                                   --------            --------

                  Total assets                                                                     $ 30,434            $ 26,851
                                                                                                   ========            ========

                                      LIABILITIES AND MEMBERS' CAPITAL

                Current liabilities:
                     Accounts payable                                                              $  1,236            $  1,001
                     Accrued expenses                                                                 6,044               5,066
                     Percentage lease payable to Winston Hotels, Inc.                                 6,573               4,829
                     Advance deposits                                                                   570                 248
                                                                                                   --------            --------
                                  Total current liabilities                                          14,423              11,144
                                                                                                   --------            --------

                Members' capital                                                                     16,011              15,707
                                                                                                   --------            --------

                                  Total liabilities and members' capital                           $ 30,434            $ 26,851
                                                                                                   ========            ========

                 See accompanying note to financial statements.

                         CAPSTAR WINSTON COMPANY, L.L.C.
                       UNAUDITED STATEMENTS OF OPERATIONS
                                 (IN THOUSANDS)

                                                               Three Months Ended   Three Months Ended
                                                                 March 31, 2002       March 31, 2001
                                                               ------------------   ------------------
Revenue:
     Rooms                                                          $ 28,591             $ 31,141
     Food and beverage                                                 1,770                1,898
     Telephone and other operating departments                         1,248                1,485
                                                                    --------             --------
              Total revenue                                           31,609               34,524
                                                                    --------             --------
Operating costs and expenses:
     Rooms                                                             6,506                7,151
     Food and beverage                                                 1,318                1,438
     Telephone and other operating departments                           789                  850
Undistributed expenses:
     Lease                                                            12,559               14,190
     Administrative and general                                        2,911                3,045
     Sales and marketing                                               1,861                1,920
     Franchise fees                                                    2,053                2,243
     Repairs and maintenance                                           1,542                1,635
     Energy                                                            1,334                1,492
     Other                                                               345                  336
     Depreciation and amortization                                        87                  116
                                                                    --------             --------
              Total expenses                                          31,305               34,416
                                                                    --------             --------

Net income                                                          $    304             $    108
                                                                    ========             ========

                 See accompanying note to financial statements.

                         CAPSTAR WINSTON COMPANY, L.L.C.
                       UNAUDITED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                    Three Months Ended   Three Months Ended
                                                                                      March 31, 2002       March 31, 2001
                                                                                    ------------------   ------------------
Cash flows from operating activities:
     Net income (loss)                                                                  $    304              $    108
     Adjustments to reconcile net income (loss) to net cash provided by operating activities:
         Depreciation and amortization                                                        87                   116
     Changes in operating assets and liabilities:
         Accounts receivable                                                                (764)               (1,045)
         Due from affiliates                                                                (838)                 (866)
         Deposits and other assets                                                           128                   346
         Restricted cash                                                                      (1)                   25
         Accounts payable and accrued expenses                                             1,213                 1,960
         Percentage lease payable to Winston Hotels, Inc.                                  1,744                 1,571
         Advance deposits                                                                    322                   279
                                                                                        --------              --------
Net cash provided by operating activities                                                  2,195                 2,494
                                                                                        --------              --------

Cash flows from investing activities:
     Additions of furniture, fixtures and equipment                                           (9)                   --
                                                                                        --------              --------
Net cash used in investing activities                                                         (9)                   --
                                                                                        --------              --------

Net increase in cash and cash equivalents                                                  2,186                 2,494
Cash and cash equivalents at beginning of period                                             971                   762
                                                                                        --------              --------

Cash and cash equivalents at end of period                                              $  3,157              $  3,256
                                                                                        ========              ========

                 See accompanying note to financial statements.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS
         ($ IN THOUSANDS)

OVERVIEW

Winston Hotels, Inc. (the "Company") operates so as to qualify for federal income tax purposes as a real estate investment trust ("REIT") to invest in hotel properties. The Company owned 48 hotels (the "Current Hotels") in 12 states with an aggregate of 6,574 rooms as of March 31, 2002. The Company currently leases 46 of the total 48 Current Hotels to CapStar Winston Company, L.L.C. ("CapStar Winston"), a wholly owned subsidiary of MeriStar Hotels and Resorts, Inc., one of the Current Hotels to Bristol W. Tenant Company, a wholly owned subsidiary of Six Continents Hotels, Inc. ("Six Continents") and one of the Current Hotels to Secaucus Holding Corporation, a wholly owned subsidiary of Prime Hospitality Corp. ("Prime") under leases that provide for rent payments based, in part, on revenues from the Current Hotels ("Percentage Leases") through which the Company receives its principal source of revenue.

The Company also owns a 49% ownership interest in three joint ventures, each of which owns an operating hotel, (collectively the "Joint Venture Hotels"). The Joint Venture Hotels consist of a Hilton Garden Inn located in Windsor, CT, a Hampton Inn located in Ponte Vedra, FL and a Hilton Garden Inn located in Evanston, IL, having a total of 453 rooms. The Windsor, CT Hilton Garden Inn hotel is leased by Six Continents, and the Ponte Vedra, FL Hampton Inn hotel and Evanston, IL Hilton Garden Inn hotel are both leased by CapStar Winston. Additionally, the Company has provided mezzanine financing to three unrelated parties, two of which own Hilton Garden Inn hotels having a total of 275 rooms, and one of which owns an independent resort hotel with 769 rooms. The Company has no ownership interest in any property for which it has provided mezzanine financing.

RESULTS OF OPERATIONS

The Company adopted Staff Accounting Bulletin No. 101 ("SAB 101") on January 1, 2000. SAB 101 requires that a lessor not recognize contingent rental income until annual specified hurdles have been achieved by the lessee. SAB 101 effectively defers percentage lease revenue from first and second quarters to the third and fourth quarters. The Company's deferred percentage lease revenue totaled $2,685 for the first quarter of 2002 versus $5,208 for the first quarter of 2001. Had the Company not adopted SAB 101, the Company would have reported percentage lease revenue totaling $12,548 during the first quarter of 2002 versus $14,903 during the first quarter of 2001. SAB 101 will have no impact on the Company's Funds From Operations ("FFO"), or its interim or annual cash flow from its third party lessees, and therefore, on its ability to pay dividends.

The following table outlines the number of hotels owned by the Company by service type as of March 31, 2002 and 2001.

                                                              MARCH 31,        MARCH 31,
               TYPE OF HOTEL                                    2002             2001
               -------------                                  ---------        ---------
               Limited-service hotels                            27               28
               Extended-stay hotels                              10               10
               Full-service hotels                               11               11
                                                                ---              ---

               Total                                             48               49
                                                                ===              ===

THE COMPANY

ACTUAL - THREE MONTHS ENDED MARCH 31, 2002 VS. ACTUAL - THREE MONTHS ENDED MARCH 31, 2001

The Company had revenue of $10,222 in the three months ended March 31, 2002, consisting of $9,863 of percentage lease revenue and $359 of interest, joint venture and other income. Percentage lease revenue increased $168 to $9,863 in 2002 from $9,695 in 2001. The Company's deferred lease revenue for the three months ended March 31, 2002 and March 31, 2001 was $2,685 and $5,208, respectively. Had the Company not adopted SAB 101 on January 1, 2000, lease revenue for the three months ended March 31, 2002 would have been $12,548 versus $14,903 for the three months ended March 31, 2001. This decrease was primarily due to a decline in both occupancy rates and average daily rates stemming from decreased business travel in a weakened economy. Occupancy rates declined 4.6%, from 65.2% to 62.2%, while average daily rates declined 4.7%, from $82.32 to $78.41. Therefore, revenue per available room, "RevPAR", declined 9.1%, from $53.66 to $48.76. The Company also sold one hotel during 2001 resulting in a decline of $107 in percentage lease revenue during the first quarter of 2002. Interest, joint venture and other income decreased $100 from $459 in 2001 to $359 in 2002. This decrease was primarily due to lower interest income due to lower interest rates, as well as a slight decline in development fees as the Company opened the last Joint Venture Hotel, the Tampa Hilton Garden Inn, on July 2, 2001.

Real estate taxes and property insurance costs incurred in 2002 were $1,886, a decrease of $91 from $1,977 in 2001. This decrease was primarily attributable to an over estimation of increases in assessed values and rates for 2001. General and administrative expenses increased $164 to $1,555 in 2002 from $1,391 in 2001. This increase was primarily attributable to additional mezzanine financing expenses. Interest expense decreased $387 to $2,832 in 2002 from $3,219 in 2001. This decrease was primarily due to a decrease of 0.68% in the Company's weighted average interest rate from 7.31% in 2001 to 6.63% in 2002. Weighted average outstanding borrowings also decreased, from $175,329 in 2001 to $170,973 in 2002. Depreciation expense and amortization expense remained relatively flat, from $5,291 and $236, respectively, in 2001 to $5,048 and $199, respectively, in 2002.

CAPSTAR WINSTON

ACTUAL - THREE MONTHS ENDED MARCH 31, 2002 VS. ACTUAL - THREE MONTHS ENDED MARCH 31, 2001

CapStar Winston had room revenue of $28,591 in 2002, a decrease of $2,550 from $31,141 in 2001. This decrease was due to a decrease in the average occupancy rate from 64.7% to 61.6%, as well as a decrease in the average daily rate ("ADR") from $81.64 to $78.39, resulting in a RevPAR decrease from $52.80 to $48.26. Food and beverage revenue decreased $128 to $1,770 in 2002 from $1,898 in 2001. This decrease was due to a decline in revenue from restaurants resulting from the decreased occupancy rates. Telephone and other operating departments revenue decreased $237 to $1,248 from $1,485 due to a decrease in revenue from long distance calls resulting from decreased occupancy rates and increased use of cellular phones by business travelers.

CapStar Winston had total expenses in 2002 of $31,305, a decrease of $3,111 from $34,416 in 2001. The decrease was primarily due to a decline in lease expense resulting from lower room revenues.

LIQUIDITY AND CAPITAL RESOURCES

The Company finances its operations from operating cash flow, which is principally derived from Percentage Leases. For the three months ended March 31, 2002, cash flow provided by operating activities was $2,589 and funds from operations, which is equal to income (loss) before allocation to minority interest (determined in accordance with generally accepted accounting principles), excluding extraordinary items and gains (losses) from debt restructuring and sales of operating properties, plus real estate-related depreciation and amortization, adjustments for unconsolidated partnerships and joint ventures, and the change in deferred revenue resulting from SAB 101, less preferred share distributions, was $5,043. Under federal income tax law provisions applicable to REITs, the Company is required to distribute at least 90% of its taxable income to maintain its tax status as a REIT. During the fourth quarter of 2001, the Company reduced its quarterly common share dividend from $0.28 per share, which was paid for the first three quarters of 2001, to $0.15 per share. This reduction was due to weakening economic conditions, which were further negatively impacted by the terrorist events of September 11, 2001. During the first quarter of 2001, the Company declared distributions of $4,690 to its common ($0.15 per share) and preferred shareholders ($0.578 per share). The Company intends to monitor its dividend policy closely and to act accordingly as earnings dictate. The Company also intends to fund cash distributions to shareholders out of cash flow from operating activities. The Company may incur, or cause the Partnership to incur, indebtedness to meet its dividend policy or distribution requirements imposed on the Company under the Internal Revenue Code (including the requirement that a REIT distribute to its shareholders annually at least 90% of its taxable income) to the extent that available capital and cash flow from the Company's investments are insufficient to make such distributions.

The Company's net cash used in investing activities for the three months ended March 31, 2002 totaled $459. The Company spent $565 for capital additions at the Current Hotels, and received distributions from joint ventures totaling $110. The Company is required to spend, and anticipates that it will spend, at least 5% of room revenues for its hotels (7% of room revenues and food and beverage revenues for one of its full-service hotels) which the Company is required to spend under its Percentage Leases for periodic capital improvements and the refurbishment and replacement of furniture, fixtures and equipment at its Current Hotels. These capital expenditures are funded from operating cash flow, and possibly from borrowings under the Company's $125,000 line of credit, sources which are expected to be adequate to fund such capital requirements. These capital expenditures are in addition to amounts spent on normal repairs and maintenance which have approximated 5.0% and 4.6% of room revenues for each of the three months ended March 31, 2002 and 2001, respectively, and are paid by the Company's lessees: CapStar Winston, Prime and Six Continents.

During 1999, the Company entered into a joint venture agreement with Regent Partners, Inc., (the "Regent Joint Venture") to jointly develop hotel properties. The first hotel developed by the Regent Joint Venture, a full service 157-room Hilton Garden Inn in Windsor, CT, opened in September 2000. The second hotel to be developed by the Regent Joint Venture, a full service 178-room Hilton Garden Inn in Evanston, IL, opened in July 2001. As of March 31, 2002, subsequent to distributions paid to the Company from the operations of these hotels, the Company's investment in the Regent Joint Venture totaled $6,735.

In addition, in April 2000, the Company entered into a joint venture agreement with Marsh Landing Investment, L.L.C., (the "Marsh Landing Joint Venture") to jointly develop hotel properties. This is the Company's first development project under an arms length joint venture agreement with Marsh Landing Investment, L.L.C., headed by the Company's Chairman, Charles M. Winston, and Board Member, James H. Winston. The first hotel to be developed by the Marsh Landing Joint Venture, a 118-room Hampton Inn in Ponte Vedra, FL, opened in December 2000. As of March 31, 2002, subsequent to distributions paid to the Company from the operations of this hotel, the Company's investment in the Marsh Landing Joint Venture totaled $1,332.

As of March 31, 2002, total assets of the three joint ventures were $44,997, total liabilities were $27,838, and total equity was $17,159. For the three months ended March 31, 2002 and 2001, total revenue of the three joint ventures was $927 and $625, respectively, total expenses were $918 and $705, respectively, resulting in net income (loss) of $9 and $(80), respectively. Per the requirements of SAB 101, $324 of total revenue was deferred during the three months ended March 31, 2002, all of which will be recognized during 2002. During the three months ended March 31, 2001, $140 of total revenue was deferred, all of which was recognized during 2001.

The Company holds a 49 percent ownership interest in all three joint venture projects. Under the terms of each joint venture agreement, in addition to receiving fees for its services, which included development fees and purchasing fees during construction, and currently include ongoing asset management fees, the Company shares 49% of the percentage lease revenue generated from the hotels. The Company also receives cash distributions of the Joint Venture's operating profits on a quarterly basis. The Company continues to seek additional joint venture opportunities.

On July 5, 2000, the Company entered into a strategic alliance with Noble Investment Group, Ltd. ("Noble") to partially finance and develop two Hilton Garden Inn hotels in Atlanta, GA and Tampa, FL and to explore other similar upscale Hilton and Marriott opportunities. In July 2000, the Company provided a $1,080 mezzanine loan for a Hilton Garden Inn in Atlanta and in February 2001 provided a $2,186 mezzanine loan for a Hilton Garden Inn in Tampa. The Company currently receives interest income from these mezzanine loans. Noble provided the remainder of the funding and owns and operates the hotels. The Atlanta hotel opened in April 2001 and the Tampa hotel opened in February 2002. In connection with the alliance, the Company co-developed the Atlanta project with Noble, provided all development services for the Tampa project, and accordingly received fees for its development services.

Also, in 2001 the Company provided mezzanine financing totaling $250, which represents a participating interest in a $5,478 mezzanine loan to the owner of a 769-room resort hotel in Orlando, FL. As a result of a default by the borrower in accordance with the terms of the loan agreement, this mezzanine loan was fully reserved for in the first quarter of 2002. The Company continues to seek to recover the full loan balance, however there are no guarantees that the Company will be able to recover any portion of the loan balance.

The Company's net cash used in financing activities during the quarter ended March 31, 2002 totaled $2,861. This amount included the payment of distributions to shareholders of $4,273, the payment of distributions to the Partnership's minority interest of $195, long-term debt payments of $310, and a reduction of $21,400 in the outstanding balance under the Company's $125,000 line of credit (the "Line") from $102,900 at December 31, 2001 to $81,500 at March 31, 2002.
The Company was able to reduce its outstanding balance under the Line through the execution of a public offering on March 25, 2002, raising net proceeds of $23,388 through the sale of 2,750,000 Common Shares. Fees incurred during the quarter in connection with financing facilities totaled $71. In addition, the Company sold an additional 412,500 shares on April 2, 2002 generating net proceeds of $3,508 which were used to further reduce the outstanding balance under the Line.

The Line is collateralized with 28 of the Current Hotels. The Company is in the process of pledging six additional properties as collateral for the Line, which process is expected to be completed during the second quarter of 2002. At this time all 48 Current Hotels will be pledged as collateral, 34 against the Line and 14 against its long-term CMBS note with GE Capital Corporation. In accordance with the provisions of the Line, the Company's availability under the Line totaled approximately $28.4 million as of March 31, 2002. The availability will increase approximately $15 million once the six additional hotels are pledged as collateral. The Line bears interest generally at rates from LIBOR plus 1.75% to 2.50%, based on the Company's consolidated debt leverage ratio. The Company's current rate is LIBOR plus 2.00%.

On December 18, 2000, the Company completed an interest rate swap on $50,000 of its outstanding variable rate debt under the Line. This transaction effectively replaced the Company's variable interest rate based on 30-day LIBOR on $50,000 of outstanding debt under the Line with a fixed interest rate of 5.915% until December 18, 2002. The Line's interest rate spread is currently 2.00%, equaling a fixed rate of 7.915% on $50,000 until December 18, 2002.

The Company had $67,374 in long-term debt at March 31, 2002 that was subject to a fixed interest rate and principal payments. This debt is comprised of a 10-year loan with a 25-year amortization period with GE Capital Corporation, which carries an interest rate of 7.375%. This debt facility is collateralized with 14 of the Company's Current Hotels.

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

FUNDS FROM OPERATIONS

The Company considers Funds From Operations ("FFO") to be a widely used and appropriate measure of performance for an equity REIT. FFO, as defined by the National Association of Real Estate Investment Trusts, is income (loss) before allocation to minority interest (determined in accordance with generally accepted accounting principles), excluding extraordinary items and gains (losses) from debt restructuring and sales of operating properties, plus real estate-related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. The Company further adjusts FFO by subtracting preferred share distributions and adding the change in deferred revenue during the period to eliminate the impact of Staff Accounting Bulletin No. 101. The calculation of FFO may vary from entity to entity and as such the presentation of FFO by the Company may not be comparable to other similarly titled measures of other reporting companies. FFO is not intended to represent cash flows for the period. FFO has not been presented as an alternative to operating income, but as an indicator of operating performance, and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles.

The following presents the Company's calculation of FFO (in thousands, except per share data):

                                                                                            THREE MONTHS ENDED MARCH 31,
                                                                                            ----------------------------
                                                                                               2002             2001
                                                                                             --------         --------
     Loss before allocation to minority interest                                             $ (1,298)        $ (1,960)
     Plus: depreciation                                                                         5,048            5,291
     Plus: depreciation of joint venture properties                                               184              117
     Plus: deferred percentage lease revenue                                                    2,685            5,208
     Plus: deferred percentage lease revenue of joint venture properties                          158               69
     Less: preferred stock dividends                                                           (1,734)          (1,734)
                                                                                             --------         --------
     FFO                                                                                     $  5,043         $  6,991
                                                                                             ========         ========

FORWARD LOOKING STATEMENTS

This report contains certain "forward looking" statements within the meaning of
Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. You can identify these statements by use of words like "may," "will," "expect," "anticipate," "estimate," or "continue" or similar expressions. These statements represent the Company's judgment and are subject to risks and uncertainties that could cause actual operating results to differ materially from those expressed or implied in the forward-looking statements, including but not limited to the following risks: changes in general economic conditions, properties held for sale will not sell, financing risks, development risks including the risks of construction delays and cost overruns, lower than expected occupancy and average daily rates, non-issuance or delay of issuance of governmental permits, zoning restrictions, the increase of development costs in connection with projects that are not pursued to completion, non-payment of mezzanine loans and failure to attract joint venture opportunities. From time to time, these and additional risks are discussed in the Company's filings with the Securities and Exchange Commission, including but not limited to its Form S-3 Registration Statements, and its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and its other periodic reports.


ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK ($ IN THOUSANDS)

As of March 31, 2002, the Company's exposure to market risk for a change in interest rates related solely to debt outstanding under its $125,000 line of credit (the "Line"). Debt outstanding under the Line totaled $81,500 at March 31, 2002. The Line, which expires in December 2004, bears interest generally at rates from 30-day LIBOR plus 1.75% to 2.50%, based on the Company's consolidated debt leverage ratio. The Company's current interest rate is 30-day LIBOR plus 2.00%. On December 18, 2000, the Company completed an interest rate swap on $50,000 of its outstanding variable rate debt under the Line. The agreement is a contract to exchange floating rate interest payments for fixed interest payments periodically over the life of the agreement without the exchange of the underlying notional amounts. This transaction effectively replaces the Company's variable interest rate based on 30-day LIBOR on $50,000 of the Line with a fixed interest rate of 5.915% until December 18, 2002. The Line's interest rate spread is currently 2.00%, equating to an effective fixed rate of 7.915% on $50,000 until December 18, 2002. The differential actually paid or received on interest rate agreements is recognized as an adjustment to interest expense over the life of the swap. The weighted average interest rate on the Line for the three months ended March 31, 2002 was 4.68%. At March 31, 2002, the Company had $31,500 of variable rate debt outstanding under the Line that was exposed to fluctuations in the market rate of interest.

The definitive extent of the Company's interest rate risk under the Line is not quantifiable or predictable because of the variability of future interest rates and business financing requirements. If interest rates increased by 100 basis points, the Company's first quarter interest expense would have increased by approximately $128, based on the weighted-average amount of variable rate debt outstanding and exposed to fluctuations in the market rate of interest. The Company does not enter into derivative or interest rate transactions for speculative purposes.

The following table presents the aggregate maturities and historical cost amounts of the Company's GE Capital Corporation fixed rate debt principal and interest rates by maturity dates at March 31, 2002:

             Maturity Date               Fixed Rate Debt   Interest Rate
             -------------               ---------------   -------------
                  2002                          967           7.375%
                  2003                        1,376           7.375%
                  2004                        1,480           7.375%
                  2005                        1,594           7.375%
                  2006                        1,715           7.375%
               Thereafter                    60,242           7.375%
                                           --------          ------
                                           $ 67,374           7.375%
                                           ========          ======

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

         (a)      Exhibits - none.

         (b)      Report on Form 8-K.

                  No reports on Form 8-K were filed during the quarter ended March 31, 2002.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            WINSTON HOTELS, INC.



Date   May 7, 2002                          /s/ Joseph V. Green
       ------------------------             ----------------------------------------------------
                                            Joseph V. Green
                                            Executive Vice President and Chief Financial Officer
                                            (Authorized officer and Principal Financial
                                               Officer)