Form 10-Q
period 2002-06-30
WINSTON HOTELS INC
filed 2002-08-14
CIK 920605

================================================================================



                       SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549


                                    FORM 10-Q


             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended June 30, 2002      Commission file number 0-23732



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


     The number of shares of Common Stock, $.01 par value, outstanding on July 31, 2002 was 20,202,034.




================================================================================

                              WINSTON HOTELS, INC.
                                      INDEX

                                                                                                                     Page
                                                                                                                     ----
PART I.           FINANCIAL INFORMATION

Item 1.           WINSTON HOTELS, INC.

                           Consolidated Balance Sheets as of June 30, 2002 (unaudited) and
                           December 31, 2001                                                                           3

                           Unaudited Consolidated Statements of Operations for the three months ended
                           June 30, 2002 and 2001                                                                      4

                           Unaudited Consolidated Statements of Operations for the six months ended                    5
                           June 30, 2002 and 2001

                           Unaudited Consolidated Statement of Shareholders' Equity for the six months
                           ended June 30, 2002                                                                         6

                           Unaudited Consolidated Statements of Cash Flows for the six months ended
                           June 30, 2002 and 2001                                                                      7

                           Notes to Consolidated Financial Statements                                                  8

                  CAPSTAR WINSTON COMPANY, L.L.C.  (1)

                           Note to Financial Statements                                                               12

                           Balance Sheets as of June 30, 2002 (unaudited) and December 31, 2001                       13

                           Unaudited Statements of Income for the three and six months ended
                           June 30, 2002 and 2001                                                                     14

                           Unaudited Statements of Cash Flows for the six months ended
                           June 30, 2002 and 2001                                                                     15

Item 2.           Management's Discussion and Analysis of Financial Condition and Results
                  of Operations                                                                                       16
Item 3.           Quantitative and Qualitative Disclosures about Market Risk                                          23

PART II.          OTHER INFORMATION

Item 4.           Submission of Matters to Vote of Security Holders                                                   24

Item 6.           Exhibits and Reports on Form 8-K                                                                    24

                  SIGNATURES                                                                                          25

     (1) The financial statements of CapStar Winston Company, L.L.C. ("CapStar Winston") are included in this report as they contain material information with respect to Winston Hotels, Inc.'s (the "Company") investment in hotel properties. As of June 30, 2002, CapStar Winston served as the lessee of 45 of the Company's 47 hotels. CapStar Winston also leased an operating hotel co-owned 51% by Marsh Landing Investment, L.L.C. and 49% by the Company, and another operating hotel co-owned 51% by Regent Partners, Inc. and 49% by the Company. As of June 30, 2002, CapStar Winston was not affiliated with the Company other than through its lessee relationship. This lessee relationship ceased to exist effective July 1, 2002 - see note 2 to the Consolidated Financial Statements of Winston Hotels, Inc.

                              WINSTON HOTELS, INC.
                           CONSOLIDATED BALANCE SHEETS
                   ($ IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                                              June 30, 2002          December 31, 2001
                                                                          ----------------------    ---------------------
                                                                               (unaudited)
                                     ASSETS
Land                                                                                $    40,636              $    41,114
Buildings and improvements                                                              355,358                  359,024
Furniture and equipment                                                                  44,336                   44,376
                                                                                    -----------              -----------
     Operating properties                                                               440,330                  444,514
Less accumulated depreciation                                                           104,323                   96,343
                                                                                    -----------              -----------
                                                                                        336,007                  348,171
Properties under development                                                              1,800                    1,916
                                                                                    -----------              -----------
     Net investment in hotel properties                                                 337,807                  350,087

Corporate FF&E, net                                                                         878                    1,033
Cash                                                                                      5,702                      887
Lease revenue receivable                                                                  8,212                    4,786
Accounts receivable                                                                       2,922                       --
Notes receivable                                                                          3,266                    3,516
Investment in joint ventures                                                             10,327                    8,173
Deferred expenses, net                                                                    3,315                    3,405
Prepaid expenses and other assets                                                         6,482                    5,017
Deferred tax asset                                                                        6,714                       --
                                                                                    -----------              -----------
               Total assets                                                         $   385,625              $   376,904
                                                                                    ===========              ===========

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Long-term debt                                                                      $    67,057              $    67,684
Due to banks                                                                             92,100                  102,900
Deferred percentage lease revenue                                                         8,299                    1,226
Accounts payable and accrued expenses                                                    16,161                    8,175
Distributions payable                                                                     4,947                    4,468
Minority interest in Partnership                                                          7,295                    8,246
                                                                                    -----------              -----------
               Total liabilities                                                        195,859                  192,699
                                                                                    -----------              -----------

Shareholders' equity:
      Preferred stock, $.01 par value, 10,000,000 shares authorized, 3,000,000 shares issued and outstanding (liquidation preference of
      $76,734)                                                                               30                       30
      Common stock, $.01 par value, 50,000,000 shares authorized,
      20,120,034 and 16,924,533 shares issued and outstanding                               201                      169
      Additional paid-in capital                                                        256,490                  230,109
      Unearned compensation                                                                (571)                    (542)
      Accumulated other comprehensive income (loss)                                      (1,019)                  (1,844)
      Distributions in excess of earnings                                               (65,365)                 (43,717)
                                                                                    -----------              -----------
               Total shareholders' equity                                               189,766                  184,205
                                                                                    -----------              -----------
               Total liabilities and shareholders' equity                           $   385,625              $   376,904
                                                                                    ===========              ===========





    The accompanying notes are an integral part of the financial statements.

                              WINSTON HOTELS, INC.
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                      Three Months           Three Months
                                                                                         Ended                   Ended
                                                                                     June 30, 2002           June 30, 2001
                                                                                     -------------           -------------
 Revenue:
    Percentage lease revenue                                                            $   10,048              $   10,387
    Interest, joint venture and other income                                                   297                     850
                                                                                        ----------              ----------
     Total revenue                                                                          10,345                  11,237
 Expenses:
    Real estate taxes and property and casualty insurance                                    1,581                   1,753
    General and administrative                                                               1,315                   1,105
    Interest                                                                                 2,527                   3,074
    Depreciation                                                                             4,952                   5,153
    Amortization                                                                               208                     231
    Lease acquisition                                                                       17,668                      --
                                                                                        ----------              ----------
     Total expenses                                                                         28,251                  11,316
                                                                                        ----------              ----------
       Loss before loss on sale of property, allocation to minority                        (17,906)                    (79)
       interest and income taxes
 Loss on sale of property                                                                       --                    (682)
 Loss allocation to minority interest                                                         (829)                   (180)
                                                                                        ----------              ----------
     Loss from continuing operations, before income tax benefit                            (17,077)                   (581)
 Income tax benefit                                                                         (6,714)                     --
                                                                                        ----------              ----------
     Loss from continuing operations                                                       (10,363)                   (581)
 Discontinued operation
     Earnings (loss) from discontinued operation, net                                           42                     (31)
     Loss on sale of discontinued operation                                                   (790)                     --
                                                                                        ----------              ----------
     Net loss                                                                              (11,111)                   (612)
 Preferred stock distribution                                                               (1,734)                 (1,734)
                                                                                        ----------              ----------
     Net loss applicable to common shareholders                                         $  (12,845)             $   (2,346)
                                                                                        ==========              ==========

Loss per common share:
Basic:
       Loss from continuing operations                                                  $    (0.60)             $    (0.14)
                                                                                        ==========              ==========
       Loss from discontinued operation                                                 $    (0.04)             $       --
                                                                                        ==========              ==========
       Net loss per common share                                                        $    (0.64)             $    (0.14)
                                                                                        ==========              ==========
Diluted:
       Loss from continuing operations                                                  $    (0.60)             $    (0.14)
                                                                                        ==========              ==========
       Loss from discontinued operation                                                 $    (0.04)             $       --
                                                                                        ==========              ==========
       Net loss per common share assuming dilution                                      $    (0.64)             $    (0.14)
                                                                                        ==========              ==========
       Weighted average number of common shares                                             20,116                  16,926
       Weighted average number of common shares assuming dilution                           21,428                  18,249



   The accompanying notes are an integral part of the financial statements.

                              WINSTON HOTELS, INC.
                 UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                                                        Six Months               Six Months
                                                                                          Ended                     Ended
                                                                                       June 30, 2002           June 30, 2001
                                                                                       -------------           -------------
 Revenue:
     Percentage lease revenue                                                            $    19,830              $   20,003
     Interest, joint venture and other income                                                    648                   1,302
                                                                                         -----------              ----------
      Total revenue                                                                           20,478                  21,305
 Expenses:
     Real estate taxes and property and casualty insurance                                     3,434                   3,704
     General and administrative                                                                2,870                   2,497
     Interest                                                                                  5,360                   6,293
     Depreciation                                                                              9,935                  10,350
     Amortization                                                                                408                     467
     Lease acquisition                                                                        17,668                      --
                                                                                         -----------              ----------
      Total expenses                                                                          39,675                  23,311
                                                                                         -----------              ----------
      Loss before loss on sale of property, allocation to minority
      interest and income taxes                                                              (19,197)                 (2,006)
 Loss on sale of property                                                                         --                    (682)
 Loss allocation to minority interest                                                         (1,034)                   (443)
                                                                                         -----------              ----------
      Loss from continuing operations, before income tax benefit                             (18,163)                 (2,245)
 Income tax benefit                                                                           (6,714)                     --
                                                                                         -----------              ----------
      Loss from continuing operations                                                        (11,449)                 (2,245)
 Discontinued operation
      Earnings (loss) from discontinued operation, net                                            34                     (64)
      Loss on sale of discontinued operation                                                    (790)                     --
                                                                                         -----------              ----------
      Net loss                                                                               (12,205)                 (2,309)
 Preferred stock distribution                                                                 (3,469)                 (3,469)
                                                                                         -----------              ----------
      Net loss applicable to common shareholders                                         $   (15,674)             $   (5,778)
                                                                                         -----------              ----------
Loss per common share:
 Basic:
      Loss from continuing operations                                                    $     (0.80)             $    (0.34)
                                                                                         -----------              ----------
      Loss from discontinued operation                                                   $     (0.04)             $       --
                                                                                         -----------              ----------
       Net loss per common share                                                         $     (0.84)             $    (0.34)
                                                                                         -----------              ----------
 Diluted:
      Loss from continuing operations                                                    $     (0.80)             $    (0.34)
                                                                                         -----------              ----------
      Loss from discontinued operation                                                   $     (0.04)             $       --
                                                                                         -----------              ----------
      Net loss per common share assuming dilution                                        $     (0.84)             $    (0.34)
                                                                                         -----------              ----------
      Weighted average number of common shares                                                18,652                  16,926
      Weighted average number of common shares assuming dilution                              19,964                  18,237



   The accompanying notes are an integral part of the financial statements.

                              WINSTON HOTELS, INC.
            UNAUDITED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY
                     FOR THE SIX MONTHS ENDED JUNE 30, 2002
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)



                                                         PREFERRED STOCK                 COMMON STOCK              ADDITIONAL
                                                      ----------------------         ---------------------          PAID-IN
                                                      SHARES        DOLLARS          SHARES        DOLLARS          CAPITAL
                                                      ------       ---------         ------        --------        ---------
Balances at December 31, 2001                         3,000        $      30          16,925       $    169        $ 230,109

Issuance of shares                                       --               --           3,195             32           26,854
Distributions ($0.30 per common share)                   --               --              --             --               --
Distributions ($1.156 per preferred share)               --               --              --             --               --
Unearned compensation amortization                       --               --              --             --               --
Minority interest equity adjustment                      --               --              --             --             (473)
Comprehensive income (loss):
  Net loss                                               --               --              --             --               --
  Effective portion of derivative instruments            --               --              --             --               --
    Total comprehensive income (loss)
                                                  ---------        ---------       ---------       ---------       ---------
Balances at June 30, 2002                             3,000        $      30          20,120       $    201       $  256,490
                                                  =========        =========       =========       =========       =========

                                                                                        ACCUMULATED
                                                                      DISTRIBUTIONS        OTHER               TOTAL
                                                     UNEARNED          IN EXCESS OF    COMPREHENSIVE        SHAREHOLDERS'
                                                   COMPENSATION         EARNINGS       INCOME (LOSS)           EQUITY
                                                   ------------       -------------    -------------        -------------
Balances at December 31, 2001                         $    (542)          $ (43,717)       $  (1,844)           $ 184,205

Issuance of shares                                         (256)               --               --                 26,630
Distributions ($0.30 per common share)                     --                (5,974)            --                 (5,974)
Distributions ($1.156 per preferred share)                 --                (3,469)            --                 (3,469)
Unearned compensation amortization                          227                --               --                    227
Minority interest equity adjustment                        --                  --               --                   (473)
Comprehensive income (loss):
  Net loss                                                 --               (12,205)            --
  Effective portion of derivative instruments              --                  --                825
    Total comprehensive income (loss)                                                                             (11,380)
                                                      ---------           ---------        ---------            ---------
Balances at June 30, 2002                             $    (571)          $ (65,365)       $  (1,019)           $ 189,766
                                                      =========           =========        =========            =========



   The accompanying notes are an integral part of the financial statements.

                              WINSTON HOTELS, INC.
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                    Six Months                Six Months
                                                                                       Ended                    Ended
                                                                                   June 30, 2002             June 30, 2001
                                                                                   -------------             -------------
Cash flows from operating activities:
     Net loss                                                                       $   (12,205)              $    (2,309)
     Adjustments to reconcile net loss to net cash
     provided by operating activities:
          Minority interest in losses                                                    (1,034)                     (443)
          Depreciation                                                                   10,021                    10,535
          Amortization                                                                      408                       467
          Deferred income taxes                                                          (6,714)                       --
          Mezzanine loan reserve                                                            250                        --
          Loss on sale of hotel properties                                                  790                       682
          Unearned compensation amortization                                                227                       230
     Changes in assets and liabilities:
          Lease revenue receivable                                                       (3,426)                   (2,681)
          Accounts receivable                                                            (2,922)                       --
          Deferred lease revenue                                                          7,073                    10,763
          Prepaid expenses and other assets                                              (1,465)                   (1,047)
          Accounts payable and accrued expenses                                           8,811                       420
                                                                                    -----------               -----------
           Net cash provided by (used in) operating activities                             (186)                   16,617
                                                                                    -----------               -----------
Cash flows from investing activities:
     Prepaid acquisition costs                                                             (161)                      125
     Deferred acquisition/disposition costs                                                 (15)                      (24)
     Investment in hotel properties, net                                                 (1,589)                   (2,779)
     Investment in joint ventures, net                                                   (2,461)                       37
     Distributions from joint ventures                                                      307                       267
     Sale of hotel properties                                                             3,240                     4,308
     Issuance of mezzanine loans                                                             --                    (2,436)
                                                                                    -----------               -----------
           Net cash used in investing activities                                           (679)                     (502)
                                                                                    -----------               -----------
Cash flows from financing activities:
     Fees paid in connection with financing activities                                     (436)                      (26)
     Proceeds from issuance of common shares, net                                        26,897                        --
     Payment of distributions to shareholders                                            (8,964)                  (12,940)
     Payment of distributions to minority interest                                         (390)                     (727)
     Net decrease due to banks                                                          (10,800)                   (1,300)
     Decrease in long-term debt                                                            (627)                     (583)
                                                                                    -----------               -----------
           Net cash provided by (used in) financing activities                            5,680                   (15,576)
                                                                                    -----------               -----------
Net increase in cash                                                                      4,815                       539
Cash at beginning of period                                                                 887                       167
                                                                                    -----------               -----------
Cash at end of period                                                               $     5,702               $       706
                                                                                    ===========               ===========
Supplemental disclosure:
          Cash paid for interest                                                    $     5,304               $     6,635
                                                                                    ===========               ===========
Summary of non-cash investing and financing activities:
     Distributions to shareholders declared but not paid                            $     9,443               $     6,473
     Distributions to minority interest declared but not paid                               390                       364
     Deferred equity compensation                                                           256                       209
     Fair market value adjustment of derivative instruments                                 825                    (1,180)
     Minority interest payable adjustment due to the issuance of common
        shares and accumulated other comprehensive income (loss)                           (473)                      (83)



   The accompanying notes are an integral part of the financial statements.

                              WINSTON HOTELS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

1.   ORGANIZATION

     Winston Hotels, Inc. (the "Company") operates so as to qualify as a real estate investment trust ("REIT") for federal income tax purposes. The accompanying unaudited consolidated financial statements reflect, in the opinion of management, all adjustments necessary for a fair presentation of the interim financial statements. All such adjustments are of a normal and recurring nature. Due to the seasonality of the hotel business and the revenue recognition requirements of Staff Accounting Bulletin No. 101 ("SAB 101"), the information for the three and six months ended June 30, 2002 and 2001 is not necessarily indicative of the results for a full year. This Form 10-Q should be read in conjunction with the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

2.   ACQUISITION OF LEASEHOLD INTERESTS

     Effective July 1, 2002, the Company, through its taxable REIT subsidiary, Barclay Hospitality Services, Inc. ("Barclay"), acquired the leasehold interests for 47 of its hotels from CapStar Winston Company, L.L.C., a wholly owned subsidiary of MeriStar Hotels & Resorts, Inc.,
     ("MeriStar"). Under the REIT Modernization Act, which became effective January 1, 2001, the Company is permitted to lease its hotels to wholly owned taxable REIT subsidiaries, provided that the subsidiary lessees engage a third-party management company to manage the hotels. Simultaneous with acquiring the leasehold interests, Barclay entered into new management contracts with MeriStar for 39 of the 47 hotels covered by the leases. These five-year contracts are terminable by Barclay after the first anniversary, subject to certain limitations. Of the remaining eight hotels, seven will continue to be managed under new contracts by Interstate Management and Investment Corporation headquartered in Columbia, South Carolina and one by Hilton Hotels Corporation. Three other hotels in which the Company has an ownership interest, including two wholly owned properties and one joint venture property, will continue to be operated under long-term leases with third parties.

     The acquisition of the leasehold interests from MeriStar entitles Barclay to retain the operating profits from the related hotels, which previously accrued to MeriStar under the leases and gives the Company (i) more control over the operations of its hotels, (ii) the benefits from any operating margin improvements at its hotels, and (iii) more flexibility, in that its hotels are no longer encumbered by long term leases that are difficult to amend and expensive to terminate. By acquiring the leasehold interests, Barclay also assumes the risk of any reduction in operating margins at its hotels. All of the hotels continue to operate under the same franchise affiliation as prior to the acquisition of the leasehold interests.

     The total consideration of approximately $19.5 million, as determined and subject to adjustment by the Leasehold Acquisition Agreement (which was filed as Exhibit 10.1 to the Company's July 15, 2002 Current Report on Form 8-K) was based upon a $17.0 million purchase price for the leasehold interests, adjusted in part for accrued interest and related expenses totaling approximately $0.7 million, and $1.8 million of working capital. The working capital represents the net amount of all of the assets less all of the liabilities of the 47 hotels as of June 30, 2002 and is included in the Company's Consolidated Balance Sheet as of June 30,
     2002. The cost of the acquisition of the leasehold interests including accrued interest and related expenses, (excluding the working capital acquired) which totaled approximately $17.7 million, represents the cancellation of an executory contract and was expensed on June 28, 2002. In addition, a deferred tax benefit of $6.7 million was recognized on June 28, 2002 resulting from the timing difference of the $17.7 million payment for financial reporting purposes versus tax purposes. These transactions are not included in the following pro forma financial information in an effort to provide more comparable balances between the periods presented.

     Shown below are the supplemental unaudited pro forma results of operations for both the six months ended June 30, 2002 and the year ended December 31, 2001 as if the acquisition of the leasehold interests from MeriStar occurred on January 1, 2001. These statements are also shown as if the sale of the Company's Clearwater, FL Comfort Inn hotel (see note 7), which occurred in June 2002, occurred on January 1, 2001 as well. The pro forma financial information is based on both the Company's and CapStar Winston Company, L.L.C.'s historical results of operations for the six months ended June 30, 2002 and the year ended December 31, 2001, after giving effect to certain pro forma adjustments. These adjustments include the elimination of the percentage lease payments applicable to the 47 hotels, which for pro forma purposes, results in the recognition of deferred revenue totaling $7,073 for the six months ended June 30, 2002 and $727 for the year ended December 31, 2001. The pro forma financial information does not purport to be indicative of what the actual results of operations of the Company would have been had the transaction occurred on the basis assumed above nor are they indicative of results of future operations.

                              WINSTON HOTELS, INC.
            UNAUDITED CONSOLIDATED PRO FORMA STATEMENTS OF OPERATIONS
                     FOR THE SIX MONTHS ENDED JUNE 30, 2002
                        AND YEAR ENDED DECEMBER 31, 2001
                                 (IN THOUSANDS)


                                                                                 June 30,                  December 31,
                                                                                  2002                        2001
                                                                              ------------                -------------
Total revenue                                                                 $     70,145                $     141,346
Total operating expenses                                                            58,726                      115,387
                                                                              ------------                -------------
Operating income                                                                    11,419                       25,959
     Interest expense                                                                5,805                       13,377
                                                                              ------------                -------------
Income before loss on sale of hotel properties,
     minority interests, and income taxes                                            5,614                       12,582
     Loss on sale of hotel properties                                                 (790)                        (682)
     Minority interests                                                                (79)                        (356)
                                                                              ------------                -------------

 Income before income tax expense (benefit)                                          4,745                       11,544

     Income tax expense (benefit)                                                      (75)                         151
                                                                              ------------                -------------
Net income                                                                           4,820                       11,393
     Preferred stock distribution                                                   (3,469)                      (6,938)
                                                                              ------------                -------------
Net income applicable to common shareholders                                  $      1,351                $       4,455
                                                                              ============                =============

Net income per common share                                                   $       0.07                $        0.26
                                                                              ============                =============
Net income per common share assuming dilution                                 $       0.07                $        0.26
                                                                              ============                =============
Weighted average number of common shares                                            18,652                       16,926
Weighted average number of common shares assuming dilution                          19,964                       18,239


3.   DERIVATIVE INSTRUMENTS

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

     The following table summarizes the notional values and fair values of the Company's derivative financial instruments. The notional value at June 30, 2002 provides an indication of the extent of the Company's involvement in these instruments at that time, but does not represent exposure to credit, interest rate or market risks.


                             NOTIONAL       INTEREST
    AT JUNE 30, 2002           VALUE          RATE        MATURITY       FAIR VALUE
    ----------------           -----          ----        --------       ----------
Interest Rate Swap           $ 50,000        5.915%        12/2002        $  (1,019)

     The derivative financial instrument listed in the table above converts variable payments to fixed payments and is, therefore, characterized as a cash flow hedge. Cash flow hedges address the risk associated with future cash flows of debt transactions. On June 30, 2002, the derivative instrument was reported at its fair value of $(1,019) and included in "Accounts payable and accrued expenses" on the Consolidated Balance Sheets. Offsetting adjustments are represented as deferred gains or losses in "Accumulated other comprehensive income (loss)".

     Over time, the unrealized gains and losses held in "Accumulated other comprehensive income (loss)" would be reclassified into earnings in the same periods in which the hedged interest payments affect earnings. Since the Company's swap agreement matures in December 2002, within the next six months, due to the projected differences between the fixed interest rate under the Company's swap agreement and the variable interest rate under the $125,000 line of credit, all of the current $(1,019) balance held in "Accumulated other comprehensive income (loss)" will be reclassified into earnings.


4.   SUMMARIZED FINANCIAL STATEMENT INFORMATION FOR JOINT VENTURES

     The Company participates in five joint venture agreements to develop and own hotel properties, two with Regent Partners, Inc. ("Regent"), one with Marsh Landing Investment, L.L.C. ("Marsh Landing"), and two with Concord Lodging Investment Partners (Winston) LLC, an affiliate of Concord Hospitality Enterprises Company ("Concord"). The Company entered into the joint ventures with Concord during the second quarter of 2002. The Company owns a 50% interest in each joint venture with Concord, one of which owns an operating Fairfield Inn & Suites hotel in West Des Moines, IA, which has been renovated and converted from a Wingate hotel, and the other which owns a non-operating vacant hotel in Beachwood, OH. Both of these hotels were purchased during the second quarter of 2002. The Beachwood, OH hotel is currently under renovation and is expected to open as a Courtyard by Marriott during the first quarter of 2003. The Company and Concord have jointly signed completion guarantees for both of the properties, providing a guaranty to the lender of the full, complete and satisfactory completion of the renovation at each property. Pursuant to the completion guarantee agreements, the construction process to convert the West Des Moines, IA Wingate hotel to a Fairfield Inn & Suites hotel is to be completed by February 15, 2003 and the construction process to renovate the Beachwood, OH Courtyard by Marriott hotel is to be completed by June 26, 2003. The estimated total cost to renovate the West Des Moines, IA Fairfield Inn & Suites and Beachwood, OH Courtyard by Marriott properties total $1.2 million and $6.7 million, respectively. The West Des Moines Fairfield Inn & Suites hotel renovation is nearly complete and the Company expects that its obligation under this completion guaranty will be removed by the end of the year. The Beachwood, OH renovation is under way and expected to be completed during the first quarter of 2003. Under both completion guarantees, upon default by the borrower, the Company is required to (a) immediately assume responsibility for the completion of the project at its sole cost and expense, or (b) cure or cause the borrower to cure any such default.

     The Company owns a 49% interest in each of the joint ventures with Regent and Marsh Landing. As of June 30, 2002, these three joint ventures each owned an operating hotel including a Hilton Garden Inn in Windsor, CT, a Hampton Inn in Ponte Vedra, FL and a Hilton Garden Inn in Evanston, IL.

     As of June 30, 2002, total assets of the five joint ventures were $52,494, total liabilities were $30,873, and total equity was $21,621. For the three and six months ended June 30, 2002, total revenue of the five joint ventures was $1,123 and $2,051, respectively, total expenses were $1,237 and $2,155, respectively, resulting in net losses of $114 and $104, respectively. Pursuant to the requirements of SAB 101, $822 and $1,146 of total revenue was deferred during the three and six months ended June 30, 2002, all of which will be recognized in the second half of 2002.


5.   EARNINGS PER SHARE

     The following is a reconciliation of the net loss applicable to common shareholders used in the net loss per common share calculation to the net loss assuming dilution used in the net loss per common share - assuming dilution calculation.

                                             THREE MONTHS ENDED JUNE 30,               SIX MONTHS ENDED JUNE 30,
                                              2002                 2001               2002                 2001
                                           -----------           ---------         -----------           ---------
Net loss                                   $  (11,111)           $   (612)         $  (12,205)           $ (2,309)
Less: preferred stock distribution              1,734               1,734               3,469               3,469
                                           ----------            --------          ----------            --------

                                             THREE MONTHS ENDED JUNE 30,               SIX MONTHS ENDED JUNE 30,
                                              2002                 2001               2002                 2001
                                           -----------           ---------         -----------           ---------
Net loss applicable to common
  shareholders                                (12,845)             (2,346)            (15,674)             (5,778)
Plus: loss allocation to minority
  interest                                       (829)               (180)             (1,034)               (443)
                                           ----------            --------          ----------            --------
Net loss assuming dilution                 $  (13,674)           $ (2,526)         $  (16,708)           $ (6,221)
                                           ==========            ========          ==========            ========


    The following is a reconciliation of the weighted average shares used in the calculation of net loss per common share to the weighted average shares used in the calculation of net loss per common share - assuming dilution:

                                                  THREE MONTHS ENDED JUNE 30,            SIX MONTHS ENDED JUNE 30,
                                                   2002              2001                 2002               2001
                                                  ------            -------              ------             ------
Weighted average number of common
   shares                                         20,116            16,926               18,652             16,926
Units with redemption rights                       1,312             1,323                1,312              1,311
                                                  ------            ------               ------             ------
Weighted average number of common
  shares assuming dilution                        21,428            18,249               19,964             18,237
                                                  ======            ======               ======             ======

    The Company declared quarterly cash dividends of $0.15 per common share and $0.578125 per preferred share during each of the first two quarters of 2002.


6.  INCOME TAXES

    The Company accounts for income taxes in accordance with the provisions of Statement of Financial Accounting Standards ("SFAS") No. 109, "Accounting for Income Taxes. "Under SFAS 109, the Company accounts for income taxes using the asset and liability method under which deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. The income tax benefit for the three months ended June 30, 2002 consists of a deferred federal income tax benefit of $6,714.

    The benefit from income taxes and related deferred tax asset was calculated using an effective tax rate of 38% applied to the loss of Barclay. The deferred tax assets relates to the cost of acquiring the leases for 47 of the Company's hotel properties from MeriStar, which was expensed for financial reporting purposes whereas, for tax purposes, this payment will be amortized over the lives of the leases. The Company believes that Barclay will generate sufficient future taxable income to realize in full the deferred tax asset. Accordingly, no valuation allowance has been recorded as of June 30, 2002. The Company anticipates it will not pay any material federal or state income taxes.


7.  SALE OF CLEARWATER, FL COMFORT INN

    The Company sold the Comfort Inn hotel in Clearwater, FL during the second quarter of 2002 for total cash proceeds of $3,400, resulting in a net loss of $790. Expenses associated with the sale totaled $160, resulting in net cash proceeds of $3,240. The net income (loss) for the Clearwater Comfort Inn hotel for the quarters ended June 30, 2002 and 2001 was $42 and $(31), respectively, and for the six months ended June 30, 2002 and 2001 was $34 and $(64), respectively.


8.  SUBSEQUENT EVENT

    On August 6, 2002, the Company's Board of Directors approved bonuses to be paid to the Company's executive officers. These bonuses, which were earned in 2001, were based, in part, upon a third party compensation study. The Company's executive officers had not received any prior bonuses for 2001. The approved bonuses are as follows: Robert W. Winston, III, Chief Executive Officer - $75,000, James D. Rosenberg, President and Chief Operating Officer
    - $125,000, Joseph V. Green, Executive Vice President and Chief Financial Officer - $71,000, and Kenneth R. Crockett, Executive Vice President - Development - $50,000.

                         CAPSTAR WINSTON COMPANY, L.L.C.
                          NOTE TO FINANCIAL STATEMENTS


The accompanying unaudited financial statements are prepared by and are the sole responsibility of CapStar Winston Company, L.L.C. ("CapStar Winston"). CapStar Winston leased 45 of the Company's 47 hotels as of June 30, 2002, another operating hotel co-owned 51% by Marsh Landing Investment, L.L.C. and 49% by the Company, and another operating hotel co-owned 51% by Regent Partners, Inc. and 49% by the Company. Other than this lessee relationship, CapStar Winston is not affiliated with the Company. These financial statements reflect, in the opinion of CapStar Winston's management, all adjustments necessary for a fair presentation of the interim financial statements. All such adjustments are of a normal and recurring nature.

                        CAPSTAR WINSTON COMPANY, L.L.C.
                                 BALANCE SHEETS
                                 (IN THOUSANDS)


                                     ASSETS
                                                                                       June 30, 2002               December 31, 2001
                                                                                       -------------               -----------------
Current assets:                                                                         (unaudited)
     Cash and cash equivalents                                                             $      --                      $      971
     Accounts receivable, net of allowance for doubtful accounts of
       $2 and $69                                                                                 68                           2,076
     Due from affiliates                                                                      32,539                          12,836
     Deposits and other assets                                                                     9                             842
                                                                                           ---------                      ----------
                  Total current assets                                                        32,616                          16,725
                                                                                           ---------                      ----------
Furniture, fixtures and equipment, net of accumulated depreciation of
  $328 and $288                                                                                  111                             142
Intangible assets, net of accumulated amortization of$0 and $1,045                                --                           9,522
Deferred franchise costs, net of accumulated amortization of $0 and $213                          --                             425
Restricted cash                                                                                   --                              37
                                                                                           ---------                      ----------
                  Total assets                                                             $  32,727                      $   26,851
                                                                                           =========                      ==========

                        LIABILITIES AND MEMBERS' CAPITAL

Current liabilities:
     Accounts payable                                                                     $      --                       $    1,001
     Accrued expenses                                                                           299                            5,066
     Percentage lease payable to Winston Hotels, Inc.                                         8,495                            4,829
     Advance deposits                                                                            --                              248
                                                                                          ---------                       ----------
                  Total current liabilities                                                   8,794                           11,144
                                                                                          ---------                       ----------

Members' capital                                                                             23,933                           15,707

                  Total liabilities and members' capital                                  $  32,727                       $   26,851
                                                                                          =========                       ==========



















                 See accompanying note to financial statements.

                         CAPSTAR WINSTON COMPANY, L.L.C.
                         UNAUDITED STATEMENTS OF INCOME
                                 (IN THOUSANDS)

                                                             Three Months Ended June 30,                Six Months Ended June 30,
                                                           ------------------------------            -------------------------------
                                                              2002                2001                  2002                  2001
                                                           --------             ---------            ---------              --------
Revenue:
     Rooms                                                 $ 32,827              $ 33,814             $ 61,418              $ 64,955
     Food and beverage                                        2,036                 1,904                3,806                 3,802
     Telephone and other operating departments                1,503                 1,554                2,751                 3,039
                                                           --------              --------             --------              --------
              Total revenue                                  36,366                37,272               67,975                71,796
                                                           --------              --------             --------              --------

Operating costs and expenses:
     Rooms                                                    7,275                 7,467               13,781                14,618
     Food and beverage                                        1,508                 1,421                2,826                 2,859
     Telephone and other operating departments                  973                   953                1,762                 1,803
Undistributed expenses:
     Lease                                                   14,841                15,336               27,400                29,526
     Administrative and general                               3,078                 3,047                5,989                 6,092
     Sales and marketing                                      1,996                 1,631                3,857                 3,551
     Franchise fees                                           2,324                 2,442                4,377                 4,685
     Repairs and maintenance                                  1,757                 1,589                3,299                 3,224
     Energy                                                   1,396                 1,494                2,730                 2,986
     Other                                                      404                   510                  749                   846
     Depreciation and amortization                              121                   115                  208                   231
     Gain on Winston lease conversion                        (7,229)                  --                (7,229)                   --
                                                           --------              --------             --------              --------
              Total expenses                                 28,444                36,005               59,749                70,421
                                                           --------              --------             --------              --------

Net income                                                 $  7,922              $  1,267             $  8,226              $  1,375
                                                           ========              ========             ========              ========


























                 See accompanying note to financial statements.

                        CAPSTAR WINSTON COMPANY, L.L.C.
                       UNAUDITED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                                             Six Months Ended       Six Months Ended
                                                                                               June 30, 2002          June 30, 2001
                                                                                             ----------------       ----------------
Cash flows from operating activities:
   Net income                                                                                   $       8,226          $      1,375
   Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation and amortization                                                                       208                   231
      Gain on Winston lease conversion                                                                 (7,229)
      Write-off deferred franchise costs, net                                                            --                      25
Changes in operating assets and liabilities:
      Accounts receivable, net                                                                         (1,129)                 (977)
      Due from affiliates                                                                                (571)               (2,663)
      Deposits and other assets                                                                           145                   112
      Restricted cash                                                                                     (17)                   36
      Accounts payable and accrued expenses                                                               476                   936
      Percentage lease payable to Winston Hotels, Inc                                                   3,666                 2,599
      Advance deposits                                                                                     58                    63
                                                                                                -------------          ------------
Net cash provided by operating activities                                                               3,833                 1,737
                                                                                                -------------          ------------

Cash flows from investing activities:
      Hotel operating cash transferred with lease conversions                                          (4,795)                 --
      Additions of furniture, fixtures and equipment                                                       (9)                 --
                                                                                                -------------          ------------
Net cash used in investing activities                                                                  (4,804)                 --
                                                                                                -------------          ------------

Net increase (decrease) in cash and cash equivalents                                                     (971)                1,737
Cash and cash equivalents at beginning of period                                                          971                   762
                                                                                                -------------          ------------

Cash and cash equivalents at end of period                                                      $         --           $      2,499
                                                                                                =============          ============






















                 See accompanying note to financial statements.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
         ($ IN THOUSANDS)


OVERVIEW

Winston Hotels, Inc. (the "Company") operates so as to qualify for federal income tax purposes as a real estate investment trust ("REIT") to invest in hotel properties. The Company owns 47 hotels (the "Current Hotels") in 12 states with an aggregate of 6,456 rooms. As of June 30, 2002, the Company leased 45 of the total 47 Current Hotels to CapStar Winston Company, L.L.C. ("CapStar Winston"), a wholly owned subsidiary of MeriStar Hotels and Resorts, Inc. ("MeriStar"), one of the Current Hotels to Bristol W. Tenant Company, a wholly owned subsidiary of Six Continents Hotels, Inc. ("Six Continents") and one of the Current Hotels to Secaucus Holding Corporation, a wholly owned subsidiary of Prime Hospitality Corp. ("Prime") under leases that provided for rent payments based, in part, on revenues from the Current Hotels ("Percentage Leases") through which the Company received its principal source of revenue. MeriStar merged with Interstate Hotels & Resorts, Inc. in July 2002 and has changed its name to Interstate Hotels & Resorts, Inc. ("Interstate").

The Company also owns a 49% ownership interest in three joint ventures, each of which owns an operating hotel, and a 50% ownership interest in two joint ventures, one of which owns an operating hotel and one of which owns a non-operating hotel (collectively the "Joint Venture Hotels"). The non-operating hotel is currently under renovation and expected to open in the first quarter of 2003. The Joint Venture Hotels have a total of 668 rooms. Additionally, the Company has provided mezzanine financing to two unrelated parties, both of which own Hilton Garden Inn hotels having a total of 275 rooms. The Company has no ownership interest in any property for which it has provided mezzanine financing.

ACQUISITION OF LEASEHOLD INTERESTS

Effective July 1, 2002, the Company, through its taxable REIT subsidiary, Barclay Hospitality Services Inc. ("Barclay"), acquired the leasehold interests for 47 of its hotels from CapStar Winston. Under the REIT Modernization Act, which became effective January 1, 2001, the Company is permitted to lease its hotels to wholly owned taxable REIT subsidiaries, provided that the subsidiary lessees engage a third-party management company to manage the hotels. Simultaneous with acquiring the leasehold interests, Barclay entered into new management contracts with MeriStar, now Interstate, for 39 of the 47 hotels covered by the leases. These five-year contracts are terminable by Barclay after the first anniversary, subject to certain limitations. Of the remaining eight hotels, seven will continue to be managed under new contracts by Interstate Management and Investment Corporation headquartered in Columbia, South Carolina and one by Hilton Hotels Corporation. Three other hotels in which the Company has an ownership interest, including two wholly owned properties and one joint venture property, will continue to be operated under long-term leases with third parties.

The acquisition of the leasehold interests from MeriStar entitles Barclay to retain the operating profits from the related hotels, which previously accrued to MeriStar under the leases and gives the Company (i) more control over the operations of its hotels, (ii) the benefits from any operating margin improvements at its hotels, and (iii) more flexibility, in that its hotels are no longer encumbered by long term leases that are difficult to amend and expensive to terminate. By acquiring the leasehold interests, Barclay also assumes the risk of any reduction in operating margins at its hotels. All of the hotels continue to operate under the same franchise affiliation as prior to the acquisition of the leasehold interests.

The total consideration of approximately $19.5 million, as determined and subject to adjustment by the Leasehold Acquisition Agreement (which was filed as Exhibit 10.1 to the Company's July 15, 2002 Current Report on Form 8-K) was based upon a $17.0 million purchase price for the leasehold interests, adjusted in part for accrued interest and related expenses totaling approximately $0.7 million, and $1.8 million of working capital. The working capital represents the net amount of all of the assets less all of the liabilities of the 47 hotels as of June 30, 2002 and is included in the Company's Consolidated Balance Sheet as of June 30, 2002. The cost of the acquisition of the leasehold interests including accrued interest and related expenses, (excluding the working capital acquired) which totaled approximately $17.7 million, represents the cancellation of an executory contract and was expensed on June 28, 2002. In addition, a deferred tax benefit of $6.7 million was recognized on June 28, 2002 resulting from the timing difference of the $17.7 million payment for financial reporting purposes versus tax purposes.

RESULTS OF OPERATIONS

The Company adopted Staff Accounting Bulletin No. 101 ("SAB 101") on January 1, 2000. SAB 101 requires that a lessor not recognize contingent rental income until the lessee has achieved annual specified hurdles. SAB 101 effectively defers percentage lease revenue from first and second quarters to the third and fourth quarters. The Company's deferred percentage lease revenue totaled $4,388 for the second quarter of 2002 versus $5,555 for the second quarter of 2001. Had the Company not adopted SAB 101, the Company would have reported percentage lease revenue totaling $14,436 during the second quarter of 2002 versus $15,942 during the second quarter of 2001. SAB 101 will have no impact on the Company's Funds From Operations ("FFO"), or its interim or annual cash flow from its third party lessees, and therefore, on its ability to pay dividends.

The following table outlines the number of hotels owned by the Company by service type as of June 30, 2002 and 2001.


                                        JUNE 30,             JUNE 30,
   TYPE OF HOTEL                         2002                 2001
   -------------                        --------            ---------
   Limited-service hotels                  27                   28
   Extended-stay hotels                     9                    9
   Full-service hotels                     11                   11
                                        -----                -----
   Total                                   47                   48
                                        =====                =====

THE COMPANY

ACTUAL - THREE MONTHS ENDED JUNE 30, 2002 VS. ACTUAL - THREE MONTHS ENDED JUNE 30, 2001

The Company had revenue of $10,345 in the three months ended June 30, 2002, consisting of $10,048 of percentage lease revenue and $297 of interest, joint venture and other income. Percentage lease revenue decreased $339 to $10,048 in 2002 from $10,387 in 2001. The Company's deferred percentage lease revenue for the three months ended June 30, 2002 and June 30, 2001 was $4,388 and $5,555, respectively. Had the Company not adopted SAB 101 on January 1, 2000, percentage lease revenue for the three months ended June 30, 2002 would have been $14,436 versus $15,942 for the three months ended June 30, 2001. This decrease was primarily due to a decline in both occupancy rates and average daily rates stemming from decreased business travel in a weakened economy. Occupancy rates declined 0.6%, from 69.8% to 69.4%, while average daily rates declined 4.3%, from $82.89 to $79.35. Therefore, revenue per available room, "RevPAR", declined 4.8%, from $57.86 to $55.09. The Company also sold the Comfort Inn hotel in Raleigh, NC in June 2001 resulting in a decline of $98 in percentage lease revenue during the second quarter of 2002. Interest, joint venture and other income decreased $553 from $850 in 2001 to $297 in 2002. This decrease was primarily due to lower interest income due to lower interest rates, as well as a decline in development fees as the Company opened the last Joint Venture Hotel, the Tampa Hilton Garden Inn, on July 2, 2001.

Real estate taxes and property insurance costs incurred in 2002 decreased $172 to $1,581, compared to $1,753 in 2001. This decline is due in part to the sale of the Comfort Inn hotel in Raleigh, NC in April 2001. General and administrative expenses increased $210 to $1,315 in 2002 from $1,105 in 2001. This increase was primarily attributable to the Company's efforts to evaluate financing options to invest in distressed hotel assets. Interest expense decreased $547 to $2,527 in 2002 from $3,074 in 2001. This decrease was primarily due to a decrease of 0.11% in the Company's weighted average interest rate from 7.03% in 2001 to 6.92% in 2002. Weighted average outstanding borrowings decreased from $174,892 in 2001 to $144,087 in 2002. This decline is primarily attributable to the reduction in the outstanding debt through the use of the proceeds of the Company's common stock offering in March 2002. The Company sold 3,162 shares of common stock for net cash proceeds totaling $26,897. Depreciation expense and amortization expense remained relatively flat at $5,153 and $231, respectively, in 2001 as compared to $4,952 and $208, respectively, in 2002.

ACTUAL - SIX MONTHS ENDED JUNE 30, 2002 VS. ACTUAL - SIX MONTHS ENDED JUNE 30, 2001

The Company had revenue of $20,478 in the six months ended June 30, 2002, consisting of $19,830 of percentage lease revenue and $648 of interest, joint venture and other income. Percentage lease revenue decreased $173 to $19,830 in the six months ended June 30, 2002 from $20,003 in the six months ended June 30, 2001. The Company's deferred percentage lease revenue for the six months ended June 30, 2002 and June 30, 2001 was $7,073 and $10,763, respectively. Had the Company not adopted SAB 101 on January 1, 2000, percentage lease revenue for the six months ended June 30, 2002 would have been $26,903 versus $30,766 for the six months ended June 30, 2001. This decrease was primarily due to a decline in both occupancy rates and average daily rates stemming from decreased business travel in a weakened economy. Occupancy rates declined 2.5%, from 67.5% to 65.8%, while average daily rates declined 4.5%, from $82.61 to $78.90. Therefore, revenue per available room, "RevPAR", declined 6.9%, from $55.77 to $51.92. The Company also sold the Comfort Inn hotel in Raleigh, NC in June 2001 resulting in a decline of $331 in percentage lease revenue during the first six months of 2002. Interest, joint venture and other income decreased $654 from $1,302 in 2001 to $648 in 2002. This decrease was primarily due to lower interest income due to lower interest rates, as well as a slight decline in development fees as the Company opened the last Joint Venture Hotel, the Tampa Hilton Garden Inn, on July 2, 2001.

Real estate taxes and property insurance costs incurred in 2002 were $3,434, a decrease of $270 from $3,704 in 2001. This decline is in part due to the sale of the Comfort Inn hotel in Raleigh, NC in April 2001. General and administrative expenses increased $373, from $2,497 in 2001 to $2,870 in 2002. This increase was primarily attributable to the write off of certain development costs, costs associated with the Company's efforts to evaluate financing options to invest in distressed hotel assets, and additional mezzanine financing expenses. Interest expense decreased $933 to $5,360 in 2002 from $6,293 in 2001. This decrease was primarily due to a decrease of 0.35% in the Company's weighted average interest rate from 7.11% in 2001 to 6.76% in 2002. Weighted average outstanding borrowings decreased from $175,109 in 2001 to $157,456 in 2002. This decline is primarily attributable to the reduction in the outstanding debt through the use of the proceeds of the Company's common stock offering in March 2002. The Company sold 3,162 shares of common stock for net cash proceeds totaling $26,897. Depreciation expense and amortization expense remained flat at $10,350 and $467, respectively, in 2001 as compared to $9,935 and $408, respectively, in 2002.

CAPSTAR WINSTON

ACTUAL - THREE MONTHS ENDED JUNE 30, 2002 VS. ACTUAL - THREE MONTHS ENDED JUNE 30, 2001

CapStar Winston had room revenue of $32,827 in 2002, a decrease of $987 from $33,814 in 2001. This decrease was due to a decrease in the average daily rate ("ADR") from $82.05 to $79.78, slightly offset by an increase in the average occupancy rate from 69.3% to 69.4%, resulting in a RevPar decrease from $56.82 to $55.36. Food and beverage revenue increased $132 to $2,036 from $1,904. This increase was due to revenue related to banquets including banquet room rental, audio/visual equipment rental and food. Telephone and other operating departments revenue decreased $51 to $1,503 from $1,554 due to a decrease in revenue from long distance calls resulting from decreased occupancy rates and increased use of cellular phones by business travelers.

On June 28, 2002, CapStar Winston entered into an agreement to assign its leases to Barclay. In connection with the assignment, Barclay paid $19,116 in cash to MeriStar Hotels & Resorts, Inc., the parent company of CapStar Winston. This transaction resulted in a gain of $7,229.

CapStar Winston had total expenses in 2002 of $35,673, excluding the gain on assignment of its leases to Barclay, a decrease of $332 from $36,005 in 2001. This decrease was primarily due to a decline in lease expense resulting from lower room revenues.

ACTUAL - SIX MONTHS ENDED JUNE 30, 2002 VS. ACTUAL - SIX MONTHS ENDED JUNE 30, 2001

CapStar Winston had room revenue of $61,418 in 2002, a decrease of $3,537 from $64,955 in 2001. This decrease was primarily due to a decrease in the average occupancy rate from 67.0% to 65.5%, as well as a decrease in ADR from $81.86 to $79.13, resulting in a RevPar decrease from $54.82 in 2001 to $51.81 in 2002. Food and beverage revenue increased $4 to $3,806 from $3,802. Telephone and other operating departments revenue decreased $288 to $2,751 from $3,039 due to a decrease in revenue from long distance calls resulting from decreased occupancy rates and increased use of cellular phones by business travelers.

On June 28, 2002, CapStar Winston entered into an agreement to assign its leases to Barclay. In connection with the assignment, Barclay paid $19,116 in cash to MeriStar Hotels & Resorts, Inc., the parent company of CapStar Winston. This transaction resulted in a gain of $7,229.

CapStar Winston had total expenses in 2002 of $66,978, excluding the $7,229 gain on assignment of its leases to Barclay, a decrease of $3,443 from $70,421 in 2001. The decrease was mainly due to a decline in lease expense resulting from lower room revenues.

LIQUIDITY AND CAPITAL RESOURCES

The Company finances its operations from operating cash flow, which is principally derived from Percentage Leases. For the six months ended June 30, 2002, cash flow used in operating activities was $186. This balance includes cash used to acquire the leasehold interests for 47 of the Company's hotels from CapStar Winston on June 28, 2002 for total consideration of $19.5 million and a resulting deferred tax asset of $6,714. Excluding this transaction, the Company's cash flow provided by operating activities totaled $12,627. Funds from operations, which is equal to net income (loss) before loss on sale of property, allocation to minority interest and income taxes (excluding extraordinary items and gains/losses on debt restructuring), plus real estate-related depreciation and amortization, adjustments for unconsolidated partnerships and joint ventures, and the change in deferred revenue resulting from SAB 101, less preferred share distributions, was $13,070. Under federal income tax law provisions applicable to REITs, the Company is required to distribute at least 90% of its taxable income to maintain its tax status as a REIT. During the first two quarters of 2002, the Company declared distributions of $5,974 to its common shareholders ($0.30 per share) and $3,469 to its preferred shareholders ($1.156 per share). The Company intends to monitor its dividend policy closely and to act accordingly as earnings dictate. The Company also intends to fund cash distributions to shareholders out of cash flow from operating activities. The Company may incur, or cause its affiliate, WINN Limited Partnership (the "Partnership"), to incur, indebtedness to meet its dividend policy or distribution requirements imposed on the Company under the Internal Revenue Code (including the requirement that a REIT distribute to its shareholders annually at least 90% of its taxable income) to the extent that available capital and cash flow from the Company's investments are insufficient to make such distributions.

The Company's net cash used in investing activities for the six months ended June 30, 2002 totaled $679. The Company received net cash proceeds totaling $3,240 from the sale of the Clearwater, FL Comfort Inn hotel. The sale of the Clearwater, FL Comfort Inn hotel resulted in a net loss of $790. Proceeds from asset sales are used for debt reduction, mezzanine financing, to invest in new, premium and upscale properties, or to invest in hotels that have turnaround or upside potential and can benefit from additional capital and aggressive asset management, which often includes renovating, repositioning, rebranding or a change in management. Gross capital expenditures at the Current Hotels totaled $1,690. The Company plans to spend approximately $4,400 to renovate certain of its Current Hotels during the next six months. These expenditures exceed the 5% of room revenues for its hotels (7% of room revenues and food and beverage revenues for one of its full-service hotels) which the Company is required to spend under its Percentage Leases for periodic capital improvements and the refurbishment and replacement of furniture, fixtures and equipment at its Current Hotels. These capital expenditures are funded from operating cash flow, and possibly from borrowings under the Company's $125,000 line of credit, sources that are expected to be adequate to fund such capital requirements. These capital expenditures are in addition to amounts spent on normal repairs and maintenance which have approximated 5.0% and 4.5% of room revenues for each of the six months ended June 30, 2002 and 2001, respectively, and are paid by the Company's lessees.

The Company entered into a joint venture agreement with Concord Lodging Investment Partners (Winston), LLC, an affiliate of Concord Hospitality Enterprises Company ("Concord"), (the "Concord Joint Venture") during the second quarter of 2002 to acquire existing poor performing hotels that are in receivership, closed, located within a site that could be redeveloped or that could be repositioned or reflagged, or other hotel assets that are believed to be solid investments. The Company owns a 50% interest in the Concord Joint Venture. The Concord Joint Venture currently owns an operating Fairfield Inn & Suites hotel in West Des Moines, IA, and a non-operating vacant hotel in Beachwood, OH. The Fairfield Inn & Suites hotel has been converted from a Wingate hotel and the Beachwood, OH hotel is currently under renovation and expected to open as a Courtyard by Marriott during the first quarter of 2003. As of June 30, 2002, the Company's investment in the Concord Joint Venture totaled $2,506. The Company receives cash distributions of the operating profits from the Concord Joint Venture on a quarterly basis.

The Company and Concord have jointly signed completion guarantees for both of the properties, providing a guaranty to the lender of the full, complete and satisfactory completion of the renovation at each property. Pursuant to the completion guarantee agreements, the construction process to convert the West Des Moines, IA Wingate hotel to a Fairfield Inn & Suites hotel is to be completed by February 15, 2003 and the construction process to renovate the Beachwood, OH Courtyard by Marriott hotel is to be completed by June 26, 2003. The estimated total cost to renovate the West Des Moines, IA Fairfield Inn & Suites and Beachwood, OH Courtyard by Marriott properties total $1.2 million and $6.7 million, respectively. The West Des Moines Fairfield Inn & Suites hotel renovation is nearly complete and the Company expects that its obligation under this completion guaranty will be removed by the end of the year. The Beachwood, OH renovation is under way and expected to be completed during the first quarter of 2003. Under both completion guarantees, upon default by the borrower, the Company is required to (a) immediately assume responsibility for the completion of the project at its sole cost and expense, or (b) cure or cause the borrower to cure any such default.

During 2000, the Company entered into a joint venture agreement with Marsh Landing Investment, L.L.C., (the "Marsh Landing Joint Venture") to jointly develop hotel properties. Marsh Landing Investment, L.L.C. is owned by the Company's Chairman, Charles M. Winston and Board Member, James H. Winston. The first hotel developed by the Marsh Landing Joint Venture, a 118-room Hampton Inn in Ponte Vedra, FL, opened in December 2000. As of June 30, 2002, subsequent to distributions paid to the Company from the operations of the hotels, the Company's investment in the Marsh Landing Joint Venture totaled $1,228.

During 1999, the Company entered into a joint venture agreement with Regent Partners, Inc., (the "Regent Joint Venture") to jointly develop hotel properties. The Regent Joint Venture has since developed two hotels, a full service 158-room Hilton Garden Inn in Windsor, CT, which opened in September 2000, and a full service 178-room Hilton Garden Inn in Evanston, IL, which opened in July 2001. As of June 30, 2002, subsequent to distributions paid to the Company from the operations of the hotels, the Company's investment in the Regent Joint Venture totaled $6,593.

As of June 30, 2002, total assets of the five joint venture properties were $52,494, total liabilities were $30,873, and total equity was $21,621. For the three months and six months ended June 30, 2002, total revenue of the five joint ventures properties was $1,123 and $2,051, respectively, total expenses were $1,237 and $2,155, respectively, resulting in net losses of $114 and $104, respectively. Pursuant to the requirements of SAB 101, $822 and $1,146 of total revenue was deferred during the three and six months ended June 30, 2002, all of which will be recognized in the second half of 2002.

The Company holds a 49 percent ownership interest in both the Marsh Landing Joint Venture and the Regent Joint Venture. Under the terms of both of these joint venture agreements, in addition to receiving fees for its services, which included development fees and purchasing fees during construction, the Company currently receives ongoing asset management fees. The Company also receives cash distributions of the Joint Venture's operating profits on a quarterly basis. The Company continues to seek additional joint venture opportunities.

On July 5, 2000, the Company entered into a strategic alliance with Noble Investment Group, Ltd. ("Noble") to partially finance and develop two Hilton Garden Inn hotels in Atlanta, GA and Tampa, FL and to explore other similar upscale Hilton and Marriott opportunities. In July 2000, the Company provided a $1,080 mezzanine loan for a Hilton

Garden Inn in Atlanta and in February 2001 provided a $2,186 mezzanine loan for a Hilton Garden Inn in Tampa. Noble provided the remainder of the funding and owns and operates the hotels. The Atlanta hotel opened in April 2001 and the Tampa hotel opened in February 2002. In connection with the alliance, the Company co-developed the Atlanta project with Noble, provided all development services for the Tampa project, and accordingly received fees for its development services. During the second quarter of 2002, the Company continued to receive interest income from these mezzanine loans.

Noble currently has signed a contract with a third party ("Purchaser") to sell the Tampa Hilton Garden Inn. Pursuant to the terms of the mezzanine loan agreement, upon sale of the hotel and payoff of the loan, the Company will receive the outstanding balance of the loan totaling $2,186, an 8% prepayment penalty totaling $175, plus 20% of the difference between the net sales price of the property less the all-in cost of the property totaling $135. In addition, the Company may receive 20% of additional payments to be made by the Purchaser to Noble in 2003 and 2004, which would be based on meeting certain net operating income amounts in those years. If applicable, the additional income would be capped at $210.

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

The Company's net cash provided by financing activities during the six months ended June 30, 2002 totaled $5,680. This amount included the payment of distributions to shareholders of $8,964, the payment of distributions to the Partnership's minority interest of $390, long-term debt payments of $627, and a reduction of $10,800 in the outstanding balance under the Company's $125,000 line of credit (the "Line") from $102,900 at December 31, 2001 to $92,100 at June 30, 2002. The Company was able to reduce its outstanding balance under the Line as a result of the execution of a public offering in March 2002, which raised net proceeds of $26,897 through the sale of 3,162,500 shares of Common Stock. Fees incurred in connection with financing activities totaled $436.

The Line is collateralized with 33 of the Current Hotels. During the second quarter of 2002, the Company pledged six additional properties as collateral for the Line. Currently all 47 Current Hotels are pledged as collateral, 33 against the Line and 14 against its long-term CMBS note with GE Capital Corporation. In accordance with the provisions of the Line, the Company's availability under the Line totaled approximately $27.4 million as of June 30, 2002. The Line bears interest generally at rates from LIBOR plus 1.75% to 2.50%, based on the Company's consolidated debt leverage ratio. The Company's current rate is LIBOR plus 2.25%.

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

The Company had $67,057 in long-term debt at June 30, 2002 that was subject to a fixed interest rate and principal payments. This debt is comprised of a 10-year loan with a 25-year amortization period with GE Capital Corporation, which carries an interest rate of 7.375%. This debt facility is collateralized with 14 of the Company's Current Hotels.

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


                                                   THREE MONTHS ENDED JUNE 30,         SIX MONTHS ENDED JUNE 30,
                                                      2002               2001            2002              2001
                                                  -----------         --------        -----------       -----------
Loss before loss on sale of
   property,allocation to minority interest
   and income taxes                               $  (17,906)         $    (79)       $  (19,197)       $   (2,006)
Plus: income (loss) from discontinued
   operation                                              42               (31)               34               (64)
Plus: depreciation                                     4,952             5,153             9,935            10,350
Plus: depreciation from discontinued
   operation                                              21                91                87               185
Plus: depreciation of joint venture
   properties                                            194                95               378               212
Plus: deferred percentage lease revenue                4,388             5,555             7,073            10,763
Plus: deferred percentage lease revenue
   of joint venture properties                           403                68               561               137
Plus: lease acquisition expense                       17,668                --            17,668                --
Less: preferred stock dividends                       (1,734)           (1,734)           (3,469)           (3,469)
                                                  ----------          --------        ----------        ----------
FFO                                               $    8,028          $  9,118        $   13,070        $   16,108
                                                  ==========          ========        ==========        ==========


FORWARD LOOKING STATEMENTS

This report contains certain "forward looking" statements within the meaning of
Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. You can identify these statements by use of words like "guidance," "project," "may," "will," "expect," "anticipate," "estimate," or "continue" or similar expressions. These statements represent the Company's judgment and are subject to risks and uncertainties that could cause actual operating results to differ materially from those expressed or implied in the forward-looking statements, including but not limited to the following risks: changes in general economic conditions, properties held for sale will not sell, financing risks including the inability to obtain financing on favorable terms, if at all, development risks including the risks of construction delays and cost overruns, lower than expected occupancy and average daily rates, non-issuance or delay of issuance of governmental permits, zoning restrictions, the increase of development costs in connection with projects that are not pursued to completion, non-payment of mezzanine loans, and the failure hotel assets. These and additional risks are discussed in the Company's filings with the Securities and Exchange Commission, including but not limited to its Form S-3 Registration Statements, and its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and its other periodic reports.


ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK ($ IN THOUSANDS)

As of June 30, 2002, the Company's exposure to market risk for a change in interest rates related solely to debt outstanding under its $125,000 line of credit (the "Line"). Debt outstanding under the Line totaled $92,100 at June 30, 2002. The Line, which expires in December 2004, bears interest generally at rates from 30-day LIBOR plus 1.75% to 2.50%, based on the Company's consolidated debt leverage ratio. The Company's current interest rate is 30-day LIBOR plus 2.25%. On December 18, 2000, the Company completed an interest rate swap on $50,000 of its outstanding variable rate debt under the Line. The agreement is a contract to exchange floating rate interest payments for fixed interest payments periodically over the life of the agreement without the exchange of the underlying notional amounts. This transaction effectively replaces the Company's variable interest rate based on 30-day LIBOR on $50,000 of the Line with a fixed interest rate of 5.915% until December 18, 2002. The Line's interest rate spread is currently 2.25%, equating to an effective fixed rate of 8.165% on $50,000 until December 18, 2002. The differential actually paid or received on interest rate agreements is recognized as an adjustment to interest expense over the life of the swap. The weighted average interest rate on the Line for the three months ended June 30, 2002 was 3.95%. At June 30, 2002, the Company had $42,100 of variable rate debt outstanding under the Line that was exposed to fluctuations in the market rate of interest.

The definitive extent of the Company's interest rate risk under the Line is not quantifiable or predictable because of the variability of future interest rates and business financing requirements. If interest rates increased by 100 basis points per annum, the Company's second quarter interest expense would have increased by approximately $67, based on the weighted-average amount of variable rate debt outstanding and exposed to fluctuations in the market rate of interest. The Company does not enter into derivative or interest rate transactions for speculative purposes.

The following table presents the aggregate maturities and historical cost amounts of the Company's GE Capital Corporation fixed rate debt principal and interest rates by maturity dates at June 30, 2002:


  MATURITY DATE     FIXED RATE DEBT       INTEREST RATE
  -------------     ---------------       -------------
       2002         $           650            7.375%
       2003                   1,376            7.375%
       2004                   1,480            7.375%
       2005                   1,594            7.375%
       2006                   1,715            7.375%
    Thereafter               60,242            7.375%
                    ---------------            -----
                    $        67,057            7.375%
                    ===============            =====

PART II - OTHER INFORMATION

Item 4.           Submission of Matters to Vote of Security Holders

                  On May 7, 2002, the Annual Meeting of Shareholders was held and the following matters were submitted to the common shareholders for a vote. There were 14,095,446 shares of Common Stock either present or evidenced by proxy. All proposals were approved. Set forth below is a brief description of the matters voted on and the number of votes cast for, against or withheld, as well as the number of abstentions and broker non-votes.

Proposal 1:       Election of Directors:

                                                                              NUMBER OF
                                                             VOTES AGAINST     BROKER
                   NAME                     VOTES FOR        OR WITHHELD      NON-VOTES           TOTALS
                   ----                     ----------       -----------      ---------         ----------
                  Charles M. Winston        13,981,698         113,748             0            14,095,446
                  Robert W. Winston         13,701,797         393,649             0            14,095,446
                  James H. Winston          13,963,908         131,538             0            14,095,446
                  Thomas F. Darden          13,977,151         118,295             0            14,095,446
                  Richard L. Daugherty      13,977,119         118,327             0            14,095,446
                  Edwin B. Borden           13,978,758         116,688             0            14,095,446
                  David C. Sullivan         13,992,669         102,777             0            14,095,446

Proposal 2:       Ratification of the accounting firm PricewaterhouseCoopers
                  LLP as external auditors:

                  Votes for:                                 13,958,138
                  Votes against or withheld:                     75,824
                  Votes abstained:                               61,484
                  Broker non-votes:                                   0
                                                             ----------
                  Total                                      14,095,446
                                                             ==========

Item 6.           Exhibits and Reports on Form 8-K.

                  (a) Exhibits - none.

                  (b) Reports on Form 8-K.

                    (1) The Company filed a report on Form 8-K dated July 15, 2002 reporting the Company's acquisition, (through its taxable REIT subsidiary, Barclay Hospitality Services Inc. "Barclay") of the leasehold interests for 47 of its hotels from CapStar Winston Company, L.L.C. "CapStar", a wholly owned subsidiary of MeriStar Hotels & Resorts, Inc. "MeriStar". Simultaneous with the acquisition, Barclay entered into new management contracts with MeriStar for 39 of the 47 hotels covered by the leases. The financial statements of CapStar were incorporated by reference from the Company's Annual Report on From 10-K for the year ended December 31, 2001, filed with the Securities and Exchange Commission on March 15, 2002 and the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, filed with the Securities and Exchange Commission on May 7, 2002. Copies of the Leasehold Acquisition Agreement, the Hotel Management Agreement and the Form of Leases were filed as exhibits to the Form 8-K.

                    (2) The Company filed a report on Form 8-K/A dated August 1, 2002, as an amendment to the Form 8-K filed on July 15, 2002. Included in this Form 8-K/A was the pro forma financial information required to be filed but not available at the time of the initial filing.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            WINSTON HOTELS, INC.




Date  August 14, 2002       /s/ Joseph V. Green
      ----------------      -----------------------
                            Joseph V. Green
                            Executive Vice President and Chief Financial Officer
                            (Authorized officer and Principal Financial Officer)