Form 10-Q
period 2002-09-30
WINSTON HOTELS INC
filed 2002-11-12
CIK 920605

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002	Commission file number 0-23732

WINSTON HOTELS, INC.
(Exact name of registrant as specified in its charter)

North Carolina (State of incorporation)	56-1624289 (I.R.S. Employer Identification No.)

2626 Glenwood Avenue
Raleigh, North Carolina 27608
(Address of principal executive offices)
(Zip Code)

(919) 510-6010
(Registrant’s telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Yes  X       No

The number of shares of Common Stock, $.01 par value, outstanding on October 31, 2002 was 20,202,034.

WINSTON HOTELS, INC.
Index

WINSTON HOTELS, INC.
CONSOLIDATED BALANCE SHEETS
($ in thousands, except per share amounts)

ASSETS

	September 30, 2002	December 31, 2001

	(unaudited)

Land	$40,107	$41,114
Buildings and improvements	350,908	359,024
Furniture and equipment	44,486	44,376

Operating properties	435,501	444,514
Less accumulated depreciation	106,894	96,343

	328,607	348,171
Properties under development	1,800	1,916

Net investment in hotel properties	330,407	350,087
Corporate FF&E, net	803	1,033
Cash	2,153	887
Lease revenue receivable	—	4,786
Accounts receivable	2,787	—
Notes receivable	3,266	3,516
Investment in joint ventures	9,953	8,173
Deferred expenses, net	3,145	3,405
Prepaid expenses and other assets	6,937	5,017
Deferred tax asset	7,076	—

Total assets	$366,527	$376,904

LIABILITIES AND SHAREHOLDERS’ EQUITY

Long-term debt	$66,735	$67,684
Due to banks	77,600	102,900
Deferred percentage lease revenue	204	1,226
Accounts payable and accrued expenses	13,838	8,175
Accrued lease payable	165	—
Distributions payable	4,959	4,468
Minority interest in Partnership	7,627	8,246

Total liabilities	171,128	192,699

Shareholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized, 3,000,000 shares issued and outstanding (liquidation preference of $76,734)	30	30
Common stock, $.01 par value, 50,000,000 shares authorized, 20,202,034 and 16,924,533 shares issued and outstanding	202	169
Additional paid-in capital	257,158	230,109
Unearned compensation	(1,048)	(542)
Accumulated other comprehensive income (loss)	(526)	(1,844)
Distributions in excess of earnings	(60,417)	(43,717)

Total shareholders’ equity	195,399	184,205

Total liabilities and shareholders’ equity	$366,527	$376,904

The accompanying notes are an integral part of the financial statements.

WINSTON HOTELS, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Three Months Ended	Three Months Ended
	September 30, 2002	September 30, 2001

Revenue:
Rooms	$30,420	$—
Food and beverage	1,845	—
Other operating departments	1,206	—
Percentage lease revenue	8,886	14,322
Interest, joint venture and other income	325	452

Total revenue	42,682	14,774
Hotel operating expenses:
Rooms	7,260	—
Food and beverage	1,437	—
Other operating departments	810	—
Undistributed operating expenses:
Property operating costs	6,479	—
Real estate taxes and property and casualty insurance	1,590	1,715
Franchise costs	2,182	—
Maintenance and repair	1,702	—
Management fees	655	—
Percentage lease expense	1,086	—
Depreciation	4,870	4,973
Amortization	218	226
General and administrative	1,224	1,232

Total operating expenses	29,513	8,146

Operating income	13,169	6,628
Interest expense	2,642	2,984

Income before allocation to minority interest and income taxes	10,527	3,644
Income allocation to minority interest	513	139
Income tax benefit	(362)	—

Income from continuing operations	10,376	3,505
Discontinued operations:
Earnings from discontinued operations, net	—	41
Loss on sale of discontinued operations	(662)	—

Net income	9,714	3,546
Preferred stock distribution	(1,734)	(1,734)

Net income applicable to common shareholders	$7,980	$1,812

Income (loss) per common share:
Basic and diluted:
Income from continuing operations	$0.43	$0.11

Loss from discontinued operations	$(0.03)	$—

Net income per common share	$0.40	$0.11

Weighted average number of common shares	20,202	16,926
Weighted average number of common shares assuming dilution	21,500	18,258

The accompanying notes are an integral part of the financial statements.

WINSTON HOTELS, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Nine Months Ended	Nine Months Ended
	September 30, 2002	September 30, 2001

Revenue:
Rooms	$30,420	$—
Food and beverage	1,845	—
Other operating departments	1,206	—
Percentage lease revenue	28,500	34,114
Interest, joint venture and other income	973	1,750

Total revenue	62,944	35,864
Hotel operating expenses:
Rooms	7,260	—
Food and beverage	1,437	—
Other operating departments	810	—
Undistributed operating expenses:
Property operating costs	6,479	—
Real estate taxes and property and casualty insurance	5,001	5,386
Franchise costs	2,182	—
Maintenance and repair	1,702	—
Management fees	655	—
Percentage lease expense	1,086	—
Depreciation	14,657	15,161
Lease acquisition	17,668	—
Amortization	625	693
General and administrative	4,094	3,729

Total operating expenses	63,656	24,969

Operating income (loss)	(712)	10,895
Interest expense	8,001	9,277

Income (loss) before loss on sale of property, allocation to minority interest and income taxes	(8,713)	1,618
Loss on sale of property	—	(683)
Loss allocation to minority interest	(521)	(304)
Income tax benefit	(7,076)	—

Income (loss) from continuing operations	(1,116)	1,239
Discontinued operations:
Earnings (loss) from discontinued operations, net	76	(3)
Loss on sale of discontinued operations	(1,452)	—

Net income (loss)	(2,492)	1,236
Preferred stock distribution	(5,203)	(5,203)

Net loss applicable to common shareholders	$(7,695)	$(3,967)

Loss per common share:
Basic and diluted:
Loss from continuing operations	$(0.33)	$(0.23)

Loss from discontinued operations	$(0.07)	$—

Net loss per common share	$(0.40)	$(0.23)

Weighted average number of common shares	19,174	16,926
Weighted average number of common shares assuming dilution	19,174	16,926

The accompanying notes are an integral part of the financial statements.

WINSTON HOTELS, INC.
UNAUDITED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002
(in thousands, except per share amounts)

	Preferred Stock		Common Stock		Additional		Distributions	Accumulated Other	Total
					Paid-in	Unearned	In Excess of	Comprehensive	Shareholders'
	Shares	Dollars	Shares	Dollars	Capital	Compensation	Earnings	Income (Loss)	Equity

Balances at December 31, 2001	3,000	$30	16,925	$169	$230,109	$(542)	$(43,717)	$(1,844)	$184,205

Issuance of shares — common stock offering	—	—	3,162	32	26,534	—	—	—	26,566
Issuance of shares — restricted stock	—	—	115	1	1,002	(1,003)	—	—	—
Distributions ($0.45 per common share)	—	—	—	—	—	—	(9,005)	—	(9,005)
Distributions ($1.734 per preferred share)	—	—	—	—	—	—	(5,203)	—	(5,203)
Unearned compensation amortization	—	—	—	—	—	497	—	—	497
Minority interest equity adjustment	—	—	—	—	(487)	—	—	—	(487)
Comprehensive income (loss):
Net loss	—	—	—	—	—	—	(2,492)	—
Unrealized holding loss arising on interest rate swap	—	—	—	—	—	—	—	1,318
Total comprehensive income (loss)									(1,174)

Balances at September 30, 2002	3,000	$30	20,202	$202	$257,158	$(1,048)	$(60,417)	$(526)	$195,399

The accompanying notes are an integral part of the financial statements.

WINSTON HOTELS, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended	Nine Months Ended
	September 30, 2002	September 30, 2001

Cash flows from operating activities:
Net income (loss)	$(2,492)	$1,236
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss allocation to minority interest	(521)	(304)
Depreciation	14,938	15,667
Amortization	625	693
Income tax benefit	(7,076)	—
Mezzanine loan loss provision	250	—
Loss on sale of hotel properties	1,452	683
Unearned compensation amortization	497	324
Changes in assets and liabilities:
Lease revenue receivable	4,786	(555)
Accounts receivable	(2,787)	—
Deferred percentage lease revenue	(1,022)	9,961
Prepaid expenses and other assets	(1,920)	50
Accounts payable and accrued expenses	7,146	883

Net cash provided by operating activities	13,876	28,638

Cash flows from investing activities:
Deferred acquisition/disposition costs	(177)	100
Investment in hotel properties, net	(3,369)	(5,434)
Investment in joint ventures, net	(2,615)	566
Distributions from joint ventures	835	—
Proceeds from sales of hotel properties	6,918	4,308
Issuance of mezzanine loans	—	(2,436)

Net cash provided by (used in) investing activities	1,592	(2,896)

Cash flows from financing activities:
Fees paid in connection with financing activities	(548)	(2)
Proceeds from issuance of common shares, net	26,897	—
Payment of distributions to shareholders	(13,717)	(19,412)
Payment of distributions to minority interest	(585)	(1,091)
Net decrease in due to banks	(25,300)	(3,500)
Decrease in long-term debt	(949)	(883)

Net cash used in financing activities	(14,202)	(24,888)

Net increase in cash	1,266	854
Cash at beginning of period	887	167

Cash at end of period	$2,153	$1,021

Supplemental disclosure:
Cash paid for interest	$7,931	$9,632

Summary of non-cash investing and financing activities:
Distributions to shareholders declared but not paid	$4,764	$6,474
Distributions to minority interest declared but not paid	195	364
Deferred equity compensation	1,003	209
Fair market value adjustment of interest rate swap	1,318	(1,961)
Minority interest payable adjustment due to the issuance of common shares and accumulated other comprehensive income (loss)	487	132

The accompanying notes are an integral part of the financial statements.

WINSTON HOTELS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share amounts)

1.	ORGANIZATION

Winston Hotels, Inc. (the “Company”) operates so as to qualify as a real estate investment trust (“REIT”) for federal income tax purposes. The accompanying unaudited consolidated financial statements reflect, in the opinion of management, all adjustments necessary for a fair presentation of the interim financial statements. All such adjustments are of a normal and recurring nature. Due to the seasonality of the hotel business and the revenue recognition requirements of Staff Accounting Bulletin No. 101 (“SAB 101”), the information for the three and nine months ended September 30, 2002 and 2001 is not necessarily indicative of the results for a full year. This Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

2.	ACQUISITION OF LEASEHOLD INTERESTS

Effective July 1, 2002, the Company, through its wholly owned taxable REIT subsidiary, Barclay Hospitality Services Inc. (“Barclay”), acquired the leasehold interests for 47 of its hotels from CapStar Winston Company, L.L.C., a wholly owned subsidiary of MeriStar Hotels & Resorts, Inc. (“MeriStar”). MeriStar has since merged with and become Interstate Hotels & Resorts, Inc. (“Interstate”). The acquisition included leasehold interests for 45 wholly owned hotels and two Joint Venture Hotels. Under the REIT Modernization Act, which became effective January 1, 2001, the Company is permitted to lease its hotels to wholly owned taxable REIT subsidiaries, provided that the subsidiary lessees engage a third-party management company to manage the hotels. Simultaneous with acquiring the leasehold interests, Barclay entered into new management contracts with Interstate for 39 of the 47 hotels covered by the leases. These five-year contracts are terminable by Barclay after the first anniversary, subject to certain limitations. One of the 39 hotels was sold in the third quarter of 2002. Of the remaining eight hotels, seven continue to be managed under contracts with Interstate Management and Investment Corporation (“IMIC”) headquartered in Columbia, South Carolina (unrelated to and unaffiliated with Interstate) and one by Hilton Hotels Corporation. Three other hotels, in which the Company has an ownership interest, including two wholly owned properties and one joint venture property, continue to be operated under long-term leases with third parties.

The acquisition of the leasehold interests from Interstate entitles Barclay to retain the operating profits or losses from the related hotels, which previously accrued to Interstate under the leases and gives the Company (i) more control over the operations of its hotels, (ii) the benefits from any operating margin improvements and risk of any operating margin deterioration at its hotels, and (iii) more flexibility, in that its hotels are no longer encumbered by long term leases that are difficult to amend and expensive to terminate. All of the hotels continue to operate under the same franchise affiliations as prior to the acquisition of the leasehold interests.

The total consideration of approximately $19,500, as determined and subject to adjustment by the Leasehold Acquisition Agreement (which was filed as Exhibit 10.1 to the Company’s July 15, 2002 Current Report on Form 8-K), was based upon a $17,000 purchase price for the leasehold interests, adjusted in part for accrued interest and related expenses totaling approximately $700, and $1,800 of working capital. The cost of the acquisition of the leasehold interests, including accrued interest and related expenses, but excluding the working capital acquired, totaled approximately $17,700. This cost represents the cancellation of an executory contract and was expensed on June 28, 2002. In addition, a deferred tax benefit of $6,700 was recognized on June 28, 2002 resulting from the timing difference of the $17,700 payment for financial reporting purposes versus tax purposes.

3.	DERIVATIVE INSTRUMENTS

The Company’s financing facilities consist of a $125,000 variable rate line of credit and a $71,000 fixed rate loan with with a ten-year maturity, due December 1, 2008, and a twenty-five-year amortization period. To reduce overall interest cost, the Company uses interest rate hedging instruments to convert a portion of its variable-rate debt to fixed-rate debt. Interest rate differentials that arise under these instruments are recognized as interest expense over the life of the contracts. Currently, the Company’s only such instrument is the interest rate swap instrument described below.

The following table summarizes the notional value and fair value of the Company’s interest rate swap instrument. The notional value at September 30, 2002 provides an indication of the extent of the Company’s involvement with derivative financial instruments at that time, but does not represent the Company’s overall exposure to credit, interest rate or market risks.

	Notional	Interest
At September 30, 2002	Value	Rate	Maturity	Fair Value

Interest rate swap	$50,000	5.92%	12/2002	$(526)

The derivative financial instrument listed in the table above converts variable payments to fixed payments and is, therefore, characterized as a cash flow hedge. Cash flow hedges address the risk associated with future cash flows of debt transactions. On September 30, 2002, the derivative instrument was reported at its fair value of $(526) and included in “Accounts payable and accrued expenses” on the Consolidated Balance Sheets. Offsetting adjustments are represented as deferred gains or losses in “Accumulated other comprehensive income (loss)”.

Over time, the unrealized gains and losses held in “Accumulated other comprehensive income (loss)” would be reclassified into earnings in the same periods in which the hedged interest payments affect earnings. Since the Company’s swap agreement matures in December 2002, within the next three months, due to the projected differences between the fixed interest rate under the Company’s swap agreement and the variable interest rate under the $125,000 line of credit, all of the current $(526) balance held in “Accumulated other comprehensive income (loss)” will be reclassified into earnings.

4.	SUMMARIZED FINANCIAL STATEMENT INFORMATION FOR JOINT VENTURES

The Company participates in five joint venture agreements to develop and own hotel properties, two with Regent Partners, Inc. (“Regent”), one with Marsh Landing Investment, L.L.C. (“Marsh Landing”), and two with Concord Lodging Investment Partners (Winston) LLC, an affiliate of Concord Hospitality Enterprises Company (“Concord”). The Company entered into the joint ventures with Concord during the second quarter of 2002 and entered into the joint venture with Regent and Marsh Landing during 1999 and 2000, respectively. The Company owns a 50% interest in each joint venture with Concord, one of which owns an operating Fairfield Inn & Suites hotel in West Des Moines, IA, which has been renovated and converted from a Wingate hotel, and the other which owns a non-operating vacant hotel in Beachwood, OH. Both of these hotels were purchased during the second quarter of 2002. The Beachwood, OH hotel is currently under renovation and is expected to open as a Courtyard by Marriott during the first quarter of 2003. The Company and Concord have jointly signed completion guarantees for both of the properties, providing a guaranty to the lender of the full, complete and satisfactory completion of the renovation at each property. Pursuant to the completion guarantee agreements, the construction process to convert the West Des Moines, IA Wingate hotel to a Fairfield Inn & Suites hotel is to be completed by February 15, 2003 and the construction process to renovate the Beachwood, OH Courtyard by Marriott hotel is to be completed by June 26, 2003. The West Des Moines Fairfield Inn & Suites hotel renovation is complete and the Company expects that its obligation under this completion guaranty will be removed by the end of the year. The Beachwood, OH renovation is under way and expected to be completed during the first quarter of 2003. The total cost to renovate the West Des Moines, IA Fairfield Inn & Suites was approximately $900 and the Company anticipates that the total cost to renovate the Beachwood, OH Courtyard by Marriott will be approximately $6,700. Under both completion guarantees, upon default by the borrower, the Company is required to (a) immediately assume responsibility for the completion of the project at its sole cost and expense, or (b) cure or cause the borrower to cure any such default.

The Company owns a 49% interest in each of the joint ventures with Regent and Marsh Landing. Charles Winston and James Winston, both of whom are directors of the Company, control the remaining 51% interest in the Marsh Landing joint venture. As of September 30, 2002, these three joint ventures each owned an operating hotel including a Hilton Garden Inn in Windsor, CT, a Hilton Garden Inn in Evanston, IL and a Hampton Inn in Ponte Vedra, FL.

As of September 30, 2002, total assets of the five joint ventures were $53,717, total liabilities were $31,614, and total equity was $22,103. For the three and nine months ended September 30, 2002, total revenue of the five joint ventures was $1,293 and $3,343, respectively, total expenses were $1,240 and $3,395, respectively, resulting in net income of $52 and a net loss of $52, respectively. Pursuant to the requirements of SAB 101, $730 and $1,876 of total revenue was deferred during the three and nine months ended September 30, 2002, all of which will be recognized in the fourth quarter of 2002.

5.	EARNINGS PER SHARE

The following is a reconciliation of the net income (loss) applicable to common shareholders used in the net income (loss) per common share calculation to the net income (loss) assuming dilution used in the net income (loss) per common share – assuming dilution calculation.

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

Net income (loss)	$9,714	$3,546	$(2,492)	$1,236
Less: preferred stock distribution	1,734	1,734	5,203	5,203

Net income (loss) applicable to common shareholders	7,980	1,812	(7,695)	(3,967)
Plus: income (loss) allocation to minority interest	513	139	—	—

Net income (loss) assuming dilution	$8,493	1,951	$(7,695)	$(3,967)

The following is a reconciliation of the weighted average shares used in the calculation of net income (loss) per common share to the weighted average shares used in the calculation of net income (loss) per common share – assuming dilution:

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

Weighted average number of common shares	20,202	16,926	19,175	16,926
Minority interest units with redemption rights	1,298	1,298	—	—
Stock options	—	34	—	—

Weighted average number of common shares assuming dilution	21,500	18,258	19,175	16,926

The number of potential common shares (represented by minority interest and outstanding options) for the nine months ended September 30, 2002 and September 30, 2001 totaled 1,313 and 1,318, respectively.

The Company declared quarterly cash dividends of $0.15 per common share and $0.578125 per preferred share during each of the first three quarters of 2002.

6.	INCOME TAXES

The Company accounts for income taxes in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes.” Under SFAS 109, the Company accounts for income taxes using the asset and liability method under which deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. The income tax benefit for the three months ended September 30, 2002 consists of a deferred federal income tax benefit of $324 and a deferred state income tax benefit of $38.

The benefit from income taxes and related deferred tax asset was calculated using an effective tax rate of 38% applied to the loss of Barclay. The deferred tax asset also relates to the cost of acquiring the leases for 47 of the Company’s hotel properties from Interstate, which was expensed for financial reporting purposes whereas, for tax purposes, this payment will be amortized over the lives of the leases. The Company believes that Barclay will generate sufficient future taxable income to realize in full the deferred tax asset. Accordingly, no valuation allowance has been recorded as of September 30, 2002.

7.	DISCONTINUED OPERATIONS

The Company sold its Comfort Inn hotel in Clearwater, FL during the second quarter of 2002 and its Hampton Inn hotel in Southern Pines, NC during the third quarter of 2002 for total cash proceeds of $7,200, resulting in a net loss of $1,452. The carrying value of the hotels sold totaled $8,370. Expenses associated with the sales totaled $282, resulting in net cash proceeds of $6,918. The total revenues and net income (loss) for both hotels for the nine months ended September 30, 2002 was $656 and $76, respectively, and for the nine months ended September 30, 2001 was $624 and $(3), respectively.

8.	RECENT ACCOUNTING PRONOUNCEMENTS

In April 2002, the FASB issued Statement of Financial Accounting Standard No. 145, (“SFAS No. 145”) which provides further guidance on early extinguishment of debt. SFAS No. 145 rescinds SFAS Statement No. 4, “Reporting Gains and Losses from Extinguishment of Debt”, and an amendment of that Statement, SFAS No. 64, “Extinguishments of Debt to Satisfy Sinking-Fund Requirements, SFAS No. 44, “Accounting for Intangible Assets of Motor Carriers, and SFAS No. 13, “Accounting for Leases”. The Company’s adoption of SFAS No. 145 is not expected to have a material impact on the Company’s financial statements or results of operations.

In June 2002, the FASB issued Statement of Financial Accounting Standard No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” (“SFAS No. 146”). The Company’s adoption of SFAS No. 146 is not expected to have a material impact on the Company’s financial statements or results of operations.

9.	SUBSEQUENT EVENT

On October 29, 2002, the Company announced the resignation of James D. Rosenberg, its President and Chief Operating Officer. Mr. Rosenberg left the Company in November to fill one of the top positions at Archstone-Smith Trust, (NYSE: ASN), one of the largest publicly traded apartment real estate investment trusts in the country. Robert W. Winston, the Company’s Chief Executive Officer, assumed the additional responsibilities and title held by Mr. Rosenberg.

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations ($ in thousands)

Overview

Winston Hotels, Inc. (the “Company”) operates so as to qualify for federal income tax purposes as a real estate investment trust (“REIT”) to invest in hotel properties. The Company, through its 93.96% equity interest in WINN Limited Partnership, currently owns or is invested in 53 hotels in 16 states with an aggregate of 7,273 rooms. The Company wholly owns 46 of the 53 hotels (the “Current Hotels”). The Company also owns a 49% ownership interest in three joint ventures, each of which owns an operating hotel, including the Evanston, IL Hilton Garden Inn, the Windsor, CT Hilton Garden Inn and the Ponte Vedra, FL Hampton Inn. The Company also owns a 50% ownership interest in two joint ventures, one of which owns an operating hotel, the Fairfield Inn & Suites in West Des Moines, IA, and one of which owns a non-operating hotel, the Courtyard by Marriott in Beachwood, OH, (collectively the “Joint Venture Hotels”). The Courtyard by Marriott in Beachwood, OH is currently under renovation and expected to open in the first quarter of 2003. The Joint Venture Hotels have a total of 668 rooms. Additionally, the Company has provided mezzanine financing to two unrelated parties, both of which own Hilton Garden Inn hotels having a total of 275 rooms. The Company has no ownership interest in any property for which it has provided mezzanine financing.

Effective July 1, 2002, the Company, through its wholly owned taxable REIT subsidiary, Barclay Hospitality Services Inc. (“Barclay”), acquired the leasehold interests for 47 of its hotels from CapStar Winston Company, L.L.C., a wholly owned subsidiary of MeriStar Hotels & Resorts, Inc. (“MeriStar”). MeriStar has since merged with and become Interstate Hotels & Resorts, Inc. (“Interstate”). The acquisition included leasehold interests for 45 wholly owned hotels and two Joint Venture Hotels. Under the REIT Modernization Act, which became effective January 1, 2001, the Company is permitted to lease its hotels to wholly owned taxable REIT subsidiaries, provided that the subsidiary lessees engage a third-party management company to manage the hotels. Simultaneous with acquiring the leasehold interests, Barclay entered into new management contracts with Interstate for 39 of the 47 hotels covered by the leases. These five-year contracts are terminable by Barclay after the first anniversary, subject to certain limitations. One of these hotels was sold in the third quarter of 2002. Interstate currently manages 38 of the Current Hotels, including two Joint Venture Hotels. Of the remaining hotels, seven continue to be managed under contracts with Interstate Management and Investment Corporation (“IMIC”) headquartered in Columbia, South Carolina (unrelated to and unaffiliated with Interstate) and one by Hilton Hotels Corporation. The two hotels in which the Company owns a 50% interest are managed by Concord Hospitality Enterprises Company.

Three hotels in which the Company has an ownership interest, including two wholly owned hotels and one Joint Venture Hotel, will continue to be operated under long-term leases with third parties. Two of these hotels are leased to Bristol W. Tenant Company, a wholly owned subsidiary of Six Continents Hotels, Inc. (“Six Continents”), the Las Vegas, NV Hampton Inn and the Windsor, CT Hilton Garden Inn, and one is leased to Secaucus Holding Corporation, a wholly owned subsidiary of Prime Hospitality Corp. (“Prime”), the Secaucus, NJ Holiday Inn.

Results of Operations

The following table outlines the number of hotels wholly owned by the Company by service type as of September 30, 2002 and 2001.

Type of Hotel	September 30, 2002	September 30, 2001

Limited-service hotels	26	28
Extended-stay hotels	9	9
Full-service hotels	11	11

Total	46	48

The Company adopted Staff Accounting Bulletin No. 101 (“SAB 101”) on January 1, 2000. SAB 101 requires that a lessor not recognize contingent rental income until the lessee has achieved annual specified hurdles. SAB 101 effectively defers percentage lease revenue from the first and second quarters to the third and fourth quarters. Due to the acquisition of the leasehold interests from Interstate, effective July 1, 2002, percentage lease payments made by Barclay to the Company (for 45 of the 47 hotels which are wholly owned), are eliminated in consolidation. Therefore, during the third quarter of 2002 the Company recognized deferred revenue totaling $8,104, which had accrued through June 30, 2002 for 45 of the 47 hotels that were wholly owned. One of these hotels, the Southern Pines, NC Hampton Inn has since been sold. The Company continues to defer recognition of percentage lease revenue for the two wholly owned hotels, the Las Vegas, NV Hampton Inn and the Secaucus, NJ Holiday Inn, that continue to be operated under long term leases with Six Continents and Prime, respectively. SAB 101 will have no impact on the Company’s Funds From Operations (“FFO”), or its interim or annual cash flow from its third party lessees, and therefore, on its ability to pay dividends.

The acquisition of the leasehold interests from Interstate entitles Barclay to retain the operating profits or losses from the related hotels, which previously accrued to Interstate under the leases and gives the Company (i) more control over the operations of its hotels, (ii) the benefits from any operating margin improvements and risk of any operating margin deterioration at its hotels, and (iii) more flexibility, in that its hotels are no longer encumbered by long term leases that are difficult to amend and expensive to terminate. All of the hotels continue to operate under the same franchise affiliations as prior to the acquisition of the leasehold interests.

The total consideration of approximately $19,500, as determined and subject to adjustment by the Leasehold Acquisition Agreement (which was filed as Exhibit 10.1 to the Company’s July 15, 2002 Current Report on Form 8-K), was based upon a $17,000 purchase price for the leasehold interests, adjusted in part for accrued interest and related expenses totaling approximately $700, and $1,800 of working capital. The cost of the acquisition of the leasehold interests, including accrued interest and related expenses, but excluding the working capital acquired, totaled approximately $17,700. This cost represents the cancellation of an executory contract and was expensed on June 28, 2002. In addition, a deferred tax benefit of $6,700 was recognized on June 28, 2002 resulting from the timing difference of the $17,700 payment for financial reporting purposes versus tax purposes. These transactions are not included in the selected pro forma financial information shown below in an effort to provide more comparable balances between the periods presented.

Due to the acquisition of the leasehold interests from Interstate, the results of operations for the three and nine months ended September 30, 2002 versus the results of operations for the three and nine months ended September 30, 2001 does not result in a meaningful comparison. This is due primarily to recording the operating results of the hotels, for which the leasehold interests were acquired, on the Company’s statements of operations beginning in the third quarter of 2002. Therefore, in an effort to make a more meaningful comparison between periods, in addition to the comparison of actual results of operations for the three and nine months ended September 30, 2002 and 2001, shown below is selected pro forma financial information for the three and nine months ended September 30, 2002 and 2001, as if the acquisition of the leasehold interests from Interstate occurred on January 1, 2001. This information is also shown as if the sale of the Company’s Raleigh, NC Comfort Inn hotel, which occurred in June 2001, occurred on January 1, 2001 as well. The selected pro forma financial information is based on both the Company’s and CapStar Winston Company, L.L.C.’s historical results of operations, after giving effect to certain pro forma adjustments. These adjustments include the elimination of the percentage lease revenue applicable to the 45 wholly owned hotels for which the leasehold interests were acquired. The unaudited pro forma financial information does not purport to be indicative of what the actual results of operations of the Company would have been had the transaction occurred on the basis assumed above nor are they indicative of results of future operations. The unaudited pro forma financial information is based upon available information and upon assumptions and estimates that management believes are reasonable under the circumstances.

Actual Three Months Ended September 30, 2002 versus Actual Three Months Ended September 30, 2001 and Actual Nine Months Ended September 30, 2002 versus Actual Nine Months Ended September 30, 2001

REVENUE

Rooms, Food and Beverage and Other Operating Departments Revenue – The increase in hotel revenues is a result of the acquisition of the leasehold interests from Interstate. The operating results of the 47 hotels, for which the leasehold interests were acquired, are reflected on the Company’s consolidated statements of operations beginning July 1, 2002.

Percentage Lease Revenue – Percentage lease revenue declined for the quarter and year to date. This decline is primarily due to the acquisition of the leasehold interests from Interstate for 47 hotels. Upon acquisition of the leases, the Company recognized $8,104 of deferred percentage lease revenue, which represented the deferred revenue accrued through June 30, 2002 for the 45 wholly owned hotels. Effective July 1, 2002, the percentage lease revenue for these 45 wholly owned hotels will be received from Barclay and eliminated in consolidation. Beginning July 1, 2002, this percentage lease revenue reflects only the percentage lease revenue for the two wholly owned hotels that remain under long term leases with third parties.

Interest, Joint Venture and Other Income – Interest, joint venture and other income decreased from $452 in 2001 to $325 in 2002 for the quarter and from $1,750 in 2001 to $973 in 2002 year to date. The decline is primarily due to a decrease in third party development fees.

EXPENSES

Rooms, Food and Beverage, Other Operating Departments Expenses – The increase in these hotel expenses is a result of the acquisition of the leasehold interests from Interstate. The operating results of the 47 hotels, for which the leasehold interests were acquired, are reflected on the Company’s consolidated statements of operations beginning July 1, 2002.

Property Operating Costs, Franchise Costs, Maintenance and Repair Costs and Management Fees – The increase in these hotel expenses is a result of the acquisition of the leasehold interests from Interstate. The operating results of the 47 hotels, for which the leasehold interests were acquired, are reflected on the Company’s consolidated statements of operations beginning July 1, 2002.

Real Estate Taxes and Property and Casualty Insurance - Real estate taxes and property insurance costs decreased $125 for the quarter, from $1,715 in 2001 to $1,590 in 2002, and decreased $385 year to date, from $5,386 in 2001 to $5,001 in 2002. This decline is primarily due to lower property taxes as a result of successful appeals and lower appraised values for some properties. Insurance expense decreased $66 and $29 for the quarter and year to date in 2002, respectively, as a result of additional out of pocket costs incurred in 2001.

Percentage Lease Expense – Beginning July 1, 2002, this expense represents the lease expense Barclay, as lessee, pays to third party owners of two Joint Venture Hotels.

Depreciation and amortization – Depreciation and amortization expenses remained relatively consistent with the prior quarter and year to date.

General and Administrative – General and administrative expense remained flat for the quarter, $1,224 for 2002 versus $1,232 for 2001, and increased $365 year to date, from $3,729 in 2001 to $4,094 in 2002. The increase in the year to date expenses is primarily attributable to the write off of certain development costs of $133, and the write off of a mezzanine loan totaling $250.

Interest – Interest expense decreased $342 for the quarter, from $2,984 in 2001 to $2,642 in 2002, and decreased $1,276 year to date, from $9,277 in 2001 to $8,001 in 2002. These decreases are due to both a decline in weighted average interest rates as well as a decline in the weighted average outstanding debt balances. The weighted average outstanding debt balances decreased primarily due to the sale of 3,162 shares of common stock in March 2002, and the use of the net cash proceeds totaling $26,897 to reduce the then outstanding debt balance.

Loss on sale of property – The loss on sale of property represents the loss experienced on the sale of the Raleigh, NC Comfort Inn in June 2001.

Income Tax Benefit – The income tax benefit is primarily a result of the cost of acquiring the leases from Interstate which was expensed for financial reporting purposes and will be amortized over the lives of the leases for tax purposes. The income tax benefit is also a result of the net loss experienced by Barclay during the third quarter of 2002.

Discontinued Operations – The Company sold the Clearwater, FL Comfort Inn in May 2002 and the Southern Pines, NC Hampton Inn in August 2002. The loss on the sale and the operating results of these properties are shown as discontinued operations for the periods presented.

In an effort to make a more meaningful comparison between periods, in addition to the comparison of actual results of operations for the three and nine months ended September 30, 2002 and 2001 shown above, shown below is selected pro forma financial information for the three and nine months ended September 30, 2002 and 2001, as if the acquisition of the leasehold interests from Interstate occurred on January 1, 2001. This information is shown for the 46 wholly owned hotels that were open for the entire periods presented.

Selected Pro Forma Financial Information — Three Months Ended September 30, 2002 versus Three Months Ended September 30, 2001 and Nine Months Ended September 30, 2002 versus Nine Months Ended September 30, 2001 (in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2002	2001	2002	2001

Revenue:
Rooms	$30,420	$30,336	$90,456	$92,733
Other hotel revenue	3,051	3,067	9,315	9,595
Hotel operating expenses:
Rooms and other operating expenses	9,507	9,155	27,191	27,385
Undistributed property operating expenses	11,016	10,737	32,421	31,965

REVENUE

Room Revenue – Room revenue increased $84 to $30,420 for the three months ended September 30, 2002 versus $30,336 for the three months ended September 30, 2001. For the quarter, revenue per available room (“RevPAR”) increased 0.3% from $52.06 in 2001 to $52.20 in 2002. Average daily rate for the quarter declined 2.8% from $81.04 in 2001 to $78.81 in 2002, while occupancy rates increased from 64.2% to 66.2%.

Room revenue decreased $2,277 to $90,456 for the nine months ended September 30, 2002 versus $92,733 for the nine months ended September 30, 2001. For the nine months year to date, revenue per available room (“RevPAR”) decreased 4.3% from $54.66 in 2001 to $52.31 in 2002. Average daily rate for the nine months ended September 30, 2002 declined 3.7% from $82.39 in 2001 to $79.38 in 2002, while occupancy rates decreased from 66.3% to 65.9%. The decrease in RevPAR is primarily a result of the sluggish economy.

Other Hotel Revenue – Other hotel revenue consists of food and beverage revenue and other operating departments revenue. Other hotel revenue declined from $3,067 in 2001 to $3,051 in 2002 for the quarter, and from $9,595 in 2001 to $9,315 in 2002 year to date. This decrease is primarily due to a decrease in long distance telephone revenue as a result of the increased use of cellular phones by guests.

EXPENSES

As a percentage of total hotel revenue, hotel operating expenses increased for the quarter from 55.5% in 2001 to 57.4% in 2002, and also increased for the nine months ended September 30, 2002 from 53.7% for 2001 to 55.6% for 2002.

Rooms and Other Operating Expenses – Rooms and other operating expense increased $352 for the quarter, from $9,155 in 2001 to $9,507 in 2002, primarily due to an increase in payroll costs. Year to date, rooms and other operating expense decreased slightly from $27,385 in 2001 to $27,191 in 2002 due primarily to lower laundry costs and lower travel agent commissions, due in part to lower occupancy rates. Food and beverage and other operating departments expenses remained relatively consistent for both the quarter and year to date.

Undistributed Property Operating Expenses – Undistributed property operating expenses consist of administrative and general, sales and marketing, energy, repairs and maintenance, franchise fees, management fees and other costs. Undistributed property operating expenses increased $279, from $10,737 in 2001 to $11,016 in 2002 for the quarter, and increased $456, from $31,965 in 2001 to $32,421 in 2002 year to date. These increases are primarily due to increases in sales and marketing expenses, including additional personnel and higher dues and subscriptions and e-commerce costs, as well as increases in repairs and maintenance expenses, including personnel and small equipment and tool costs. These higher expenses were offset, in part, by lower franchise fees on a year to date basis due to lower room revenue.

Liquidity and Capital Resources

The Company finances its operations from operating cash flow, which was principally derived from percentage leases through June 30, 2002 and from the operations of the hotels for which the leasehold interests were acquired effective July 1, 2002. For the nine months ended September 30, 2002, cash flow provided by operating activities was $13,876. This amount is after the cash used to acquire the leasehold interests for 47 of the Company’s hotels from CapStar Winston on June 28, 2002 for total consideration of $19.5 million, resulting in a deferred tax asset of $6,714. Excluding this transaction, the Company’s cash flow provided by operating activities totaled $26,689. Funds from operations, which for the Company is equal to net income (loss) before loss on sale of property, allocation to minority interest and income taxes (excluding extraordinary items and gains/losses on debt restructuring), plus real estate-related depreciation and amortization, adjustments for unconsolidated partnerships and joint ventures, and the change in deferred revenue resulting from SAB 101, less preferred share distributions, was $19,257. Under federal income tax law provisions applicable to REITs, the Company is required to distribute at least 90% of its taxable income to maintain its tax status as a REIT. During the first three quarters of 2002, the Company declared distributions of $9,005 to its common shareholders ($0.45 per share) and $5,203 to its preferred shareholders ($1.734 per share). The Company intends to monitor its dividend policy closely and to act accordingly as earnings dictate. The Company also intends to fund cash distributions to shareholders out of cash flow from operating activities. The Company may incur, or cause its affiliate, WINN Limited Partnership (the “Partnership”), to incur, indebtedness to meet its dividend policy or distribution requirements imposed on the Company under the Internal Revenue Code (including the requirement that a REIT distribute to its shareholders annually at least 90% of its taxable income) to the extent that available capital and cash flow from the Company’s investments are insufficient to make such distributions.

The Company’s net cash provided by investing activities for the nine months ended September 30, 2002 totaled $1,592. The Company received net cash proceeds totaling $3,240 from the sale of the Clearwater, FL Comfort Inn hotel and $3,678 from the sale of the Southern Pines, NC Hampton Inn. The sale of these two hotels resulted in a net losses of $790 and $662, respectively. Proceeds from asset sales are used for debt reduction, mezzanine financing, to invest in new, premium and upscale properties, or to invest in hotels that have turnaround or upside potential and can benefit from additional capital and aggressive asset management, which often includes renovating, repositioning, rebranding or a change in management. Gross capital expenditures at the wholly owned hotels totaled $3,460. The Company plans to spend approximately $2,700 to renovate certain of its Current Hotels during the next three months. These expenditures exceed the 5% of room revenues for its hotels (7% of room revenues and food and beverage revenues for one of its full-service hotels) which the Company is required to spend under its percentage leases for periodic capital improvements and the refurbishment and replacement of furniture, fixtures and equipment at its wholly owned hotels. These capital expenditures are funded from operating cash flow, and possibly from borrowings under the Company’s $125,000 line of credit, sources that are expected to be adequate to fund such capital requirements. These capital expenditures are in addition to amounts spent on normal repairs and maintenance which have approximated 5.6% and 5.1% of room revenues for each of the nine months ended September 30, 2002 and 2001, respectively.

The Company entered into a joint venture agreement with Concord Lodging Investment Partners (Winston), LLC, an affiliate of Concord Hospitality Enterprises Company (“Concord”), (the “Concord Joint Venture”) during the second quarter of 2002 to acquire existing poor performing hotels that are in receivership, closed, located within a site that could be redeveloped or that could be repositioned or reflagged, or other hotel assets that are believed to be solid investments. The Company owns a 50% interest in the Concord Joint Venture. The Concord Joint Venture currently owns an operating Fairfield Inn & Suites hotel in West Des Moines, IA, and a non-operating vacant hotel in Beachwood, OH. The Fairfield Inn & Suites hotel has been converted from a Wingate hotel and the Beachwood, OH hotel is currently under renovation and expected to open as a Courtyard by Marriott during the first quarter of 2003. As of September 30, 2002, the Company’s investment in the Concord Joint Venture totaled $2,619. The Company receives cash distributions of any operating profits from the Concord Joint Venture on a quarterly basis.

The Company and Concord have jointly signed completion guarantees for both of the properties, providing a guaranty to the lender of the full, complete and satisfactory completion of the renovation at each property. Pursuant to the completion guarantee agreements, the construction process to convert the West Des Moines, IA Wingate hotel to a Fairfield Inn & Suites hotel is to be completed by February 15, 2003 and the construction process to renovate the Beachwood, OH Courtyard by Marriott hotel is to be completed by June 26, 2003. The West Des Moines Fairfield Inn & Suites hotel renovation is complete and the Company expects that its obligation under this completion guaranty will be removed by the end of the year. The Beachwood, OH renovation is under way and expected to be completed during the first quarter of 2003. The total cost to renovate the West Des Moines, IA Fairfield Inn & Suites was approximately $900 and the Company estimates that the total cost to renovate the Beachwood, OH Courtyard by Marriott will be approximately $6,700. Under both completion guarantees, upon default by the borrower, the Company is required to (a) immediately assume responsibility for the completion of the project at its sole cost and expense, or (b) cure or cause the borrower to cure any such default.

During 2000, the Company entered into a joint venture agreement with Marsh Landing Investment, L.L.C., (the “Marsh Landing Joint Venture”) to jointly develop hotel properties. Marsh Landing Investment, L.L.C. is owned by the Company’s Chairman, Charles M. Winston and Board Member, James H. Winston. The first hotel developed by the Marsh Landing Joint Venture, a 118-room Hampton Inn in Ponte Vedra, FL, opened in December 2000. As of September 30, 2002, subsequent to distributions paid to the Company from the operations of the hotels, the Company’s investment in the Marsh Landing Joint Venture totaled $1,073.

During 1999, the Company entered into a joint venture agreement with Regent Partners, Inc., (the “Regent Joint Venture”) to jointly develop hotel properties. The Regent Joint Venture has since developed two hotels, a full service 158-room Hilton Garden Inn in Windsor, CT, which opened in September 2000, and a full service 178-room Hilton Garden Inn in Evanston, IL, which opened in July 2001. As of September 30, 2002, subsequent to distributions paid to the Company from the operations of the hotels, the Company’s investment in the Regent Joint Venture totaled $6,261.

As of September 30, 2002, total assets of the five joint venture properties were $53,717, total liabilities were $31,614, and total equity was $22,103. For the three months and nine months ended September 30, 2002, total revenue of the five joint ventures properties was $1,293 and $3,343, respectively, total expenses were $1,240 and $3,395, respectively, resulting in net income of $52 and a net loss of $52, respectively. Pursuant to the requirements of SAB 101, $730 and $1,876 of total revenue was deferred during the three and nine months ended September 30, 2002, all of which will be recognized in the fourth quarter of 2002.

The Company holds a 49 percent ownership interest in both the Marsh Landing Joint Venture and the Regent Joint Venture. Under the terms of both of these joint venture agreements, in addition to having received fees for its services, which included development fees and purchasing fees during construction, the Company currently receives ongoing asset management fees. The Company also receives cash distributions of the Joint Venture’s operating profits, if any, on a quarterly basis. The Company continues to seek additional joint venture opportunities.

On July 5, 2000, the Company entered into a strategic alliance with Noble Investment Group, Ltd. (“Noble”) to partially finance and develop two Hilton Garden Inn hotels in Atlanta, GA and Tampa, FL and to explore other similar upscale Hilton and Marriott opportunities. In July 2000, the Company provided a $1,080 mezzanine loan for a Hilton Garden Inn in Atlanta and in February 2001 provided a $2,186 mezzanine loan for a Hilton Garden Inn in Tampa. Noble provided the remainder of the funding and owns and operates the hotels. The Atlanta hotel opened in April 2001 and the Tampa hotel opened in February 2002. In connection with the alliance, the Company co-developed the Atlanta project with Noble, provided all development services for the Tampa project, and accordingly received fees for its development services. During the third quarter of 2002, the Company continued to receive interest income from these mezzanine loans.

During August, 2002, Noble signed a contract with a third party (“Purchaser”) to sell the Tampa Hilton Garden Inn. The contract was terminated soon thereafter. The property is no longer being marketed for sale.

Also, in 2001 the Company provided mezzanine financing totaling $250, which represents a participating interest in a $5,478 mezzanine loan to the owner of a 769-room resort hotel in Orlando, FL. As a result of a default by the borrower in accordance with the terms of the loan agreement, this mezzanine loan was fully reserved for in the first quarter of 2002. The Company continues to seek to recover the full loan balance, however, there are no guarantees that the Company will be able to recover any portion of the loan balance.

The Company’s net cash used in financing activities during the nine months ended September 30, 2002 totaled $14,202. This amount included the payment of distributions to shareholders of $13,717, the payment of distributions to the Partnership’s minority interest of $585, long-term debt payments of $949, and a reduction of $25,300 in the outstanding balance under the Company’s $125,000 line of credit (the “Line”) from $102,900 at December 31, 2001 to $77,600 at September 30, 2002. The Company was able to reduce its outstanding balance under the Line as a result of the execution of a public offering in March 2002, which raised net proceeds of $26,897 through the sale of 3,162,500 shares of Common Stock. Fees incurred in connection with financing activities totaled $548.

The Line is collateralized with 32 of the Current Hotels. During the third quarter of 2002, the Company pledged six additional properties as collateral for the Line. Currently all 46 of the Company’s wholly owned properties are pledged as collateral, 32 against the Line and 14 against its long-term CMBS note with GE Capital Corporation. In accordance with the provisions of the Line, the Company’s availability under the Line totaled approximately $38.8 million as of September 30, 2002. The Line bears interest generally at rates from LIBOR plus 1.75% to 2.50%, based on the Company’s consolidated debt leverage ratio. The Company’s current rate is LIBOR plus 2.00%.

On December 18, 2000, the Company completed an interest rate swap on $50,000 of its outstanding variable rate debt under the Line. This transaction effectively replaced the Company’s variable interest rate based on 30-day LIBOR on $50,000 of outstanding debt under the Line with a fixed interest rate of 5.915% until December 18, 2002. The Line’s interest rate spread is currently 2.00%, equaling a fixed rate of 7.915% on $50,000 until December 18, 2002.

The Company had $66,735 in long-term debt at September 30, 2002 that was subject to a fixed interest rate and principal payments. This debt is comprised of a 10-year loan with a 25-year amortization period with GE Capital Corporation, which carries an interest rate of 7.375%. This debt facility is collateralized with 14 of the Company’s Current Hotels.

As of December 31, 2001, the Company’s contractual obligations and commitments (excluding obligations and commitments pursuant to the Company’s joint ventures) were as follows:

					After
Contractual Obligations	Total	< 1 Year	1 - 3 Years	4 - 5 Years	5 Years

Long-term debt	66,735	1,350	4,702	3,763	56,920
Corporate office lease	889	315	574	—	—

Total contractual obligations	$67,624	$1,665	$5,276	$3,763	$56,920

					After
Other Commercial Commitments	Total	< 1 Year	1 - 3 Years	4 - 5 Years	5 Years

Line of credit	$77,600	$—	$77,600	$—	$—

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

Critical Accounting Policies

The Company’s discussion and analysis of its financial condition and results of operations are based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company’s management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities.

On an on-going basis, all estimates are evaluated by the Company’s management, including those related to bad debts, carrying value of investments in hotel properties, income taxes, contingencies and litigation. All estimates are based upon historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

The Company believes the following critical accounting policies affect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers and other borrowers to make required payments. If the financial condition of its customers or other borrowers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

The Company has a 49% interest in three joint ventures and a 50% ownership in two joint ventures. The Company has determined that it does not have a controlling interest in any of the joint ventures and therefore uses the equity method to recognize its share of net income or loss from the joint ventures and adjusts the carrying value of the investment accordingly. The joint ventures’ assets, liabilities, and equity are not recorded on the Company’s balance sheet.

The Company receives current financial information from the joint ventures and performs an analysis to determine its share of income. This analysis includes the review of operational data, significant assets and liabilities, and results of operations to ensure that the Company’s interests are realizable. The Company considers the operating trends and expectations for the foreseeable future. The Company believes that these joint venture operations presently support the carrying value of the investments in joint ventures.

The Company evaluates the potential impairment of individual long-lived assets, principally the hotel properties. The Company records an impairment charge when it believes an investment in hotels has been impaired, such that future undiscounted cash flows, together with an anticipated liquidation amount, would not recover the then current carrying value of the investment in the hotel property. The Company considers many factors and makes certain assumptions when making this assessment, including but not limited to general market and economic conditions, operating results over the past several years, the performance of similar properties in the same market and expected future operating results based on a variety of assumptions. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment’s carrying value, thereby possibly requiring an impairment charge in the future.

In the normal course of business, the Company is exposed to the effect of interest rate changes. The Company limits these risks by following established risk management policies and procedures including the use of derivatives. Derivatives are used primarily to fix the interest rate on debt based on floating-rate indices and to manage the cost of borrowing obligations. The Company does not use derivatives for trading or speculative purposes. Further, the Company has a policy of only entering into contracts with major financial institutions based upon their credit ratings and other factors. On December 18, 2000, the Company completed an interest rate swap on $50,000 of its outstanding variable rate debt under its $125,000 line of credit (the “Line”). The Company’s interest rate swap qualifies as a hedge for accounting purposes, and therefore is reported at its fair value on the Consolidated Balance Sheets. Changes in the Company’s amounts due to banks could affect the hedge determination. The interest rate swap effectively replaces the Company’s variable interest rate based on 30-day LIBOR on $50,000 of the Line with a fixed interest rate of 5.915% until December 18, 2002, which is two years prior to the expiration of the Line, at which time the variable rate debt will no longer be fixed. The Company plans to continue to monitor its interest rate risk and to manage and limit this risk in accordance with its established interest rate risk management policies.

The Company records a valuation allowance to reduce the deferred tax assets to an amount that is more likely than not to be realized. While future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance have been considered, in the event the Company were to determine that it would be able to realize its deferred tax assets in the future in excess of their net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. Likewise, should the Company determine that it would not be able to realize all or part of the net deferred tax asset in the future, an adjustment to the deferred tax asset would be charged to income in the period such determination was made.

Recent Accounting Standards

In April 2002, the FASB issued Statement of Financial Accounting Standard No. 145, (“SFAS No. 145”) which provides further guidance on early extinguishment of debt. SFAS No. 145 rescinds SFAS Statement No. 4, “Reporting Gains and Losses from Extinguishment of Debt”, and an amendment of that Statement, SFAS No. 64, “Extinguishments of Debt to Satisfy Sinking-Fund Requirements, SFAS No. 44, “Accounting for Intangible Assets of Motor Carriers, and SFAS No. 13, “Accounting for Leases”. The Company’s adoption of SFAS No. 145 is not expected to have a material impact on the Company’s financial statements or results of operations.

In June 2002, the FASB issued Statement of Financial Accounting Standard No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” (“SFAS No. 146”). The Company’s adoption of SFAS No. 146 is not expected to have a material impact on the Company’s financial statements or results of operations.

Seasonality

The hotels’ operations historically have been seasonal in nature, reflecting higher occupancy during the second and third quarters. This seasonality can be expected to cause fluctuations in the Company’s quarterly operating profits. To the extent that cash flow from operations is insufficient during any quarter, due to temporary or seasonal fluctuations in revenue, the Company expects to utilize cash on hand or borrowings under the line of credit to make distributions to the equity holders.

Adjusted Funds From Operations

The Company considers Funds From Operations (“FFO”) a widely used and appropriate measure of performance for an equity REIT. FFO, as defined by the National Association of Real Estate Investment Trusts, is income (loss) before minority interest (determined in accordance with generally accepted accounting principles), excluding extraordinary items and gains (losses) from sales of operating properties, plus real estate-related depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures. The Company further adjusts FFO by subtracting preferred stock dividends, adding the change in deferred revenue during the period to eliminate the impact of SAB 101, and adding back the cost of the acquisition of the leases from Interstate. The calculation of FFO may vary from entity to entity and as such the presentation of adjusted FFO by the Company may not be comparable to other similarly titled measures of other reporting companies. Adjusted FFO is not intended to represent cash flows for the period. Adjusted FFO has not been presented as an alternative to operating income, but as an indicator of operating performance, and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles. The following table details the computation of adjusted FFO for the three and nine months ended September 30, 2002.

	Three Months Ended September 30,		Nine Months Ended September 30,

	2002	2001	2002	2001

Income (loss) before loss on sale of property, allocation to minority interest and income taxes	$10,527	$3,644	$(8,713)	$1,618
Plus: income (loss) from discontinued operations	—	41	76	(3)
Plus: depreciation	4,870	4,973	14,657	15,161
Plus: depreciation from discontinued operations	47	159	281	506
Plus: depreciation of joint venture properties	215	191	594	428
Plus: deferred percentage lease revenue	(8,095)	(802)	(1,022)	9,961
Plus: deferred percentage lease revenue of joint venture properties	357	243	919	378
Plus: lease acquisition expense	—	—	17,668	—
Less: preferred stock dividends	(1,734)	(1,734)	(5,203)	(5,203)

Adjusted FFO	$6,187	$6,715	$19,257	$22,846

Forward Looking Statements

This report contains certain “forward looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. You can identify these statements by use of words like “guidance,” “project,” “may,” “will,” “expect,” “anticipate,” “estimate,” “believes”, “continue” or similar expressions. These statements represent the Company’s judgment and are subject to risks and uncertainties that could cause actual operating results to differ materially from those expressed or implied in the forward-looking statements, including but not limited to the following risks: changes in general economic conditions, terrorism, competition, properties held for sale will not sell, financing risks including the inability to obtain financing on favorable terms, if at all, development risks including the risks of construction delays and cost overruns, lower than expected occupancy and average daily rates, non-issuance or delay of issuance of governmental permits, zoning restrictions, the increase of development costs in connection with projects that are not pursued to completion, non-payment of mezzanine loans, and the failure to make additional mezzanine debt investments and investments in distressed hotel assets. These and additional risks are discussed in the Company’s filings with the Securities and Exchange Commission, including but not limited to its Annual Report on Form 10-K for the year ended December 31, 2001, Quarterly Reports on Form 10-Q and its other periodic reports.

Item 3 — Quantitative and Qualitative Disclosures About Market Risk ($ in thousands)

As of September 30, 2002, the Company’s exposure to market risk for a change in interest rates related solely to debt outstanding under its $125,000 line of credit (the “Line”). Debt outstanding under the Line totaled $77,600 at September 30, 2002. The Line, which expires in December 2004, bears interest generally at rates from 30-day LIBOR plus 1.75% to 2.50%, based on the Company’s consolidated debt leverage ratio. The Company’s current interest rate is 30-day LIBOR plus 2.00%. On December 18, 2000, the Company completed an interest rate swap on $50,000 of its outstanding variable rate debt under the Line. The agreement is a contract to exchange floating rate interest payments for fixed interest payments periodically over the life of the agreement without the exchange of the underlying notional amounts. This transaction effectively replaces the Company’s variable interest rate based on 30-day LIBOR on $50,000 of the Line with a fixed interest rate of 5.915% until December 18, 2002. The Line’s interest rate spread is currently 2.00%, equating to an effective fixed rate of 7.915% on $50,000 until December 18, 2002. The differential actually paid or received on interest rate agreements is recognized as an adjustment to interest expense over the life of the swap. During the nine months ended September 30, 2002, the cash paid in excess of receipts was $1,547. The weighted average interest rate on the Line for the three months ended September 30, 2002 was 6.58%. At September 30, 2002, the Company had $27,600 of variable rate debt outstanding under the Line that remained exposed to fluctuations in the market rate of interest.

The definitive extent of the Company’s interest rate risk under the Line is not quantifiable or predictable because of the variability of future interest rates and business financing requirements. If interest rates increased by 100 basis points per annum, the Company’s third quarter interest expense would have increased by approximately $84, based on the weighted-average balance of $33,845 of variable rate debt outstanding and exposed to fluctuations in the market rate of interest. The Company does not enter into derivative or interest rate transactions for speculative purposes.

The following table presents the aggregate maturities and historical cost amounts of the Company’s GE Capital Corporation fixed rate debt principal and interest rates by maturity dates at September 30, 2002:

Maturity Date	Fixed Rate Debt	Interest Rate

2002	$328	7.375%
2003	1,376	7.375%
2004	1,480	7.375%
2005	1,594	7.375%
2006	1,715	7.375%
Thereafter	60,242	7.375%

	$66,735	7.375%

Item 4 – Controls and Procedures

Based on the Company’s most recent evaluation, which was completed within 90 days of the filing of this Form 10-Q, the Company’s Chief Executive Officer and Chief Financial Officer believe the Company’s disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as amended) are effective. There have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of the most recent evaluation of the Company’s internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II — OTHER INFORMATION

Item 5.	Other Information.

On October 29, 2002, the Company announced the resignation of James D. Rosenberg, its President and Chief Operating Officer. Mr. Rosenberg left the Company in November to fill one of the top positions at Archstone-Smith Trust, (NYSE: ASN), one of the largest publicly traded apartment real estate investment trusts in the country. Robert W. Winston, the Company’s Chief Executive Officer, assumed the additional responsibilities and title held by Mr. Rosenberg.

Item 6.	Exhibits and Reports on Form 8-K.

(a) Exhibits – none.

(b) Reports on Form 8-K

(1)	The Company filed a current report on Form 8-K, pursuant to Item 2 of Form 8-K, dated July 15, 2002. This Form 8-K reported the Company’s acquisition, (through its taxable REIT subsidiary, Barclay Hospitality Services Inc. “Barclay”) of the leasehold interests for 47 of its hotels from CapStar Winston Company, L.L.C. “CapStar”, a wholly owned subsidiary of MeriStar Hotels & Resorts, Inc. “MeriStar”. Simultaneously with the acquisition, Barclay entered into new management contracts with MeriStar for 39 of the 47 hotels covered by the leases. The financial statements of CapStar were incorporated by reference from the Company’s Annual Report on Form 10-K for the year ended December 31, 2001, filed with the Securities and Exchange Commission on March 15, 2002 and the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2002, filed with the Securities and Exchange Commission on May 7, 2002. Copies of the Leasehold Acquisition Agreement, the Hotel Management Agreement and the Form of Leases were filed as exhibits to the Form 8-K.

(2)	The Company filed a current report on Form 8-K/A dated August 1, 2002, as an amendment to the current report on Form 8-K filed on July 15, 2002, pursuant to Item 2 of Form 8-K. Included in this Form 8-K/A was the pro forma financial information required to be filed but not available at the time of the initial filing.

(3)	The Company filed a current report on Form 8-K dated August 14, 2002, pursuant to Item 9 of Form 8-K. Included in this Form 8-K were the certifications of Robert W. Winston, the Company’s Chief Executive Officer, and Joseph V. Green, the Company’s Chief Financial Officer, required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. These certifications were attached as Exhibits 99.1 and 99.2, respectively.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WINSTON HOTELS, INC

Date November 12, 2002	/s/ Joseph V. Green

Joseph V. Green
Executive Vice President and Chief Financial Officer
(Authorized officer and Principal Financial Officer

CERTIFICATIONS

I, Robert W. Winston, III, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Winston Hotels, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002

/s/ Robert W. Winston, III

Robert W. Winston, III
Chief Executive Officer

I, Joseph V. Green, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Winston Hotels, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002

/s/ Joseph V. Green

Joseph V. Green
Executive Vice President and Chief Financial Officer