Form 10-K
period 2002-12-31
WINSTON HOTELS INC
filed 2003-03-14
CIK 920605

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No[  ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. [x]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [x] No [  ]

     The aggregate market value of the registrant’s Common Stock, $0.01 par value per share, at June 28, 2002, held by those persons deemed by the registrant to be non-affiliates was approximately $184,680,926.

     As of March 1, 2003, there were 20,193,634 shares of the registrant’s Common Stock, $0.01 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Document		Where Incorporated

1.	Proxy Statement for Annual Meeting of Shareholders to be held on May 6, 2003	Part III

WINSTON HOTELS, INC.

Form 10-K Annual Report

PART I.

ITEM  1.    BUSINESS

General Development of Business

     Winston Hotels, Inc. (“WHI”), headquartered in Raleigh, North Carolina, operates so as to qualify as a real estate investment trust (“REIT”) for federal income tax purposes. During 1994, WHI completed an initial public offering of its common stock (“Common Stock”), utilizing the majority of the proceeds to acquire one hotel and a general partnership interest (as the sole general partner) in WINN Limited Partnership (the “Partnership”). The Partnership used a substantial portion of the proceeds to acquire nine additional hotel properties. These ten hotels were acquired from affiliates of WHI. WHI and the Partnership (collectively the “Company”) began operations as a REIT on June 2, 1994. As of December 31, 2002, WHI’s ownership in the Partnership was 93.95%.

     As of December 31, 2002, the Company owned or was invested in 52 hotel properties in 17 states having an aggregate of 7,200 rooms. This included 44 wholly owned properties with 6,141 rooms, a 49 percent ownership in three joint venture hotels with 453 rooms, a 13.05 percent ownership interest in two joint venture hotels with 215 rooms, and a mezzanine financing interest in three hotels with 391 rooms. The Company does not hold an ownership interest in any of the hotels for which it has provided mezzanine financing. All of the Company’s hotels are operated under franchises from nationally recognized franchisors including Marriott International, Inc., Hilton Hotels Corporation, Six Continents PLC and Choice Hotels International.

Acquisition of Leasehold Interests

     Prior to January 1, 2001, under the REIT qualification requirements of the Internal Revenue Code, REITs generally were required to lease their hotels to third party operators. Under the REIT Modernization Act of 1999 (the “RMA”), which became effective January 1, 2001, a REIT is permitted to lease hotels to wholly owned taxable REIT subsidiaries of the REIT (“TRS Lessees”). Under the RMA, the TRS Lessees may not operate the leased hotels and must enter into management agreements with eligible independent contractors who manage the hotels.

     Effective July 1, 2002, pursuant to a Leasehold Acquisition Agreement, the Company, through its TRS Lessee, Barclay Hospitality Services Inc. (“Barclay”), acquired the leasehold interests for 47 of its hotels from CapStar Winston Company, L.L.C., a wholly owned subsidiary of MeriStar Hotels & Resorts, Inc. (“MeriStar”). MeriStar has since merged with and become Interstate Hotels & Resorts, Inc. (“Interstate”). The acquisition included leasehold interests for 45 wholly owned hotels and two joint venture hotels. Simultaneous with acquiring the leasehold interests, Barclay entered into new management contracts with Interstate for 39 of the 47 hotels covered by the leases. These five-year contracts are terminable by Barclay after June 30, 2003, subject to certain conditions and limitations. The Company sold two of the 39 hotels during the third and fourth quarters of 2002 and signed new management contracts for another two, one with Sage Client 453, LLC, an affiliate of Sage Hospitality Resources, LLC (“Sage”) and one with Noble Investment Group, Ltd. (“Noble”). As of December 31, 2002, Interstate managed 35 of the Company’s hotels, Interstate Management and Investment Corporation (“IMIC”) headquartered in Columbia, South Carolina (unrelated to and unaffiliated with Interstate) managed six hotels, Concord Hospitality Enterprises Company (“Concord”) managed two hotels, and Promus Hotels, Inc., an affiliate of Hilton Hotels Corporation (“Hilton”), Sage, and Noble each managed one hotel. Three other hotels, in which the Company has an ownership interest, including two wholly owned properties and one joint venture property, continue to be operated under long-term leases with third parties. Under the terms of the leases, the lessees are obligated to pay the Company the greater of base rent or percentage rent. The leases are designed to allow the Company to participate in the growth in revenues at the hotels by requiring that a portion of each hotel’s room revenues in excess of specified amounts be paid to the Company as percentage rent.

     The acquisition of the leasehold interests from Interstate entitles Barclay to retain the operating profits or losses from the related hotels, which previously accrued to Interstate under the leases and gives the Company (i) more control over the operations of these hotels, (ii) the benefits from any operating margin improvements and risk of any operating margin deterioration at these hotels, and (iii) more flexibility, in that these hotels are no longer encumbered by long term leases that are difficult to amend and expensive to terminate. All of the hotels continue to operate under the same franchise affiliations as prior to the acquisition of the leasehold interests.

     The total consideration of approximately $19.5 million, under the Leasehold Acquisition Agreement, was based upon a $17 million purchase price for the leasehold interests, adjusted in part for accrued interest and related expenses totaling approximately $0.7 million, and $1.8 million of working capital. The cost of the acquisition of the leasehold interests, including accrued interest and related expenses, but excluding the working capital acquired totaled approximately $17.7 million. This cost represents the cancellation of an executory contract and was expensed on June 28, 2002. In addition, a deferred tax benefit of $6.7 million was recognized on June 28, 2002 resulting from the timing difference of the $17.7 million payment for financial reporting purposes versus tax purposes.

Narrative Description of Business

Growth Strategy

     The Company’s growth strategy is to enhance shareholder value by increasing cash available for distribution per share of Common Stock through: (i) aggressive asset management; (ii) acquiring, either directly or through joint ventures, additional hotels, or ownership interests in hotels, that meet the Company’s investment criteria; (iii) generating development and asset management fee income from joint ventures; (iv) mezzanine financing activities whereby the Company initiates hotel loans to third party hotel owners; (v) selectively developing new hotels and making additions to the hotels as market conditions warrant; and (vi) selectively disposing of hotels that no longer meet the Company’s long-term investment objectives.

      Aggressive Asset Management

     The Company seeks to increase operating cash flow and profit through aggressive asset management and the strategic investment of capital in its portfolio. The Company maintains strong, strategic relationships with both its franchisors and managers and focuses on selecting the best, most appropriate franchisor and manager for each property. Over the past four years, the Company has spent approximately $26.6 million upgrading and renovating existing wholly owned hotels in order to enhance their competitive position and improve cash flow. This is in addition to approximately $27.1 million spent on repairs and maintenance items during that same time.

      Acquisitions

     The Company intends to acquire additional hotels, or ownership interests in hotels, with strong national franchise affiliations in the “mid-scale without food and beverage”, “upscale” and “full-service” market segments, or hotel properties with the potential to obtain such franchise affiliations. In particular, the Company will consider acquiring mid-scale without food and beverage hotels, such as Hampton Inn and Fairfield Inn by Marriott; upscale hotels such as Hilton Garden Inn, Courtyard by Marriott, Holiday Inn, Homewood Suites by Hilton, Hampton Inn and Suites, Residence Inn, Spring Hill Suites by Marriott and Staybridge by Holiday Inn; and full-service hotels such as Marriott and Hilton (see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Forward Looking Statements”).

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

      Joint Ventures

     During the fourth quarter of 2002, the Company formed a joint venture (the “Charlesbank Venture”) with Boston-based Charlesbank Capital Partners, LLC (“Charlesbank”). The Charlesbank Venture intends to acquire more than $100 million of hotel assets. Charlesbank is a private investment firm managing capital on behalf of institutional investors. The Company owns 15% of the Charlesbank Venture and Charlesbank owns 85%. The Charlesbank Venture focuses on acquisitions that have turnaround or upside potential and can benefit from additional capital and aggressive asset management, which often includes renovating, repositioning, rebranding or a change in management. The Charlesbank Venture has invested in two hotels to date through a joint venture comprised of Concord Hospitality Enterprises Company (“Concord”) and the Charlesbank Venture (“WCC Project Company LLC”). The first hotel is a vacant building located in the Beachwood suburb of Cleveland, OH that is being converted into a 113-room Courtyard by Marriott and is expected to open in the second quarter of 2003. The second hotel is a 102-room Fairfield Inn & Suites by Marriott located in Des Moines, IA, which was converted from a Wingate Inn during the summer of 2002. Before these projects were contributed to WCC Project Company LLC, the Company held them through a 50/50 joint venture with Concord. The joint venture with Concord had been formed in the second quarter of 2002. Concord has retained a 13% interest in the projects acquired by WCC Project Company LLC, while the Charlesbank Venture owns 87%, so that the Company has a 13.05% ownership interest in WCC Project Company LLC. The total cost of these two hotels is approximately $14.3 million. The Company earns an asset management fee equal to 0.50% of the total cost of the assets purchased by the Charlesbank Venture.

     Under the terms of the Charlesbank Venture, Charlesbank will provide 85% of the total equity, and the Company will provide the remaining 15% of the total equity committed to each acquisition. Charlesbank will have the option to expand the venture by committing additional equity to future acquisitions after the initial equity is committed. The Company anticipates that the Charlesbank Venture will be able to secure debt financing for 65% of the total cost of hotel assets that are purchased. In addition to generating asset management fee income, the Company believes that the Charlesbank Venture will enhance our revenues and cash flow as well as allow us to expand our affiliations with leading upscale brands and spur growth in our hotel portfolio with a smaller equity investment by us (see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Forward Looking Statements”).

     Under the terms of WCC Project Company LLC, Charlesbank will provide 73.95%, the Company 13.05%, and Concord 13% of the total equity. While the Company anticipates that WCC Project Company LLC will continue to pursue opportunities, not all of the Charlesbank Venture opportunities will be made through WCC Project Company LLC. The Charlesbank Venture will seek additional investments that may not involve Concord, but may have other operating partners.

     In the fourth quarter of 2002, the Company funded a $3,500 mezzanine loan for the purchase and conversion of a historic office building into a 116-room Hampton Inn & Suites hotel in Baltimore, MD’s Inner Harbor (the “Baltimore Hotel”). Subsequently, the Company entered into a joint venture agreement (the “Hall Joint Venture”), with an affiliate of Hall Financial Group, (“Hall”). The Company assigned the $3,500 mezzanine loan to the Hall Joint Venture and retained a 50% interest (or $1,750) in the note through the joint venture. The total cost of the Baltimore Hotel, which is scheduled to open in the first quarter of 2004, is expected to be approximately $19,000. The Company owns 50% of the Hall Joint Venture, and Hall owns the remaining 50%.

     In addition to the joint ventures described above, the Company owns a 49% interest in three joint ventures, each of which owns an operating hotel. These hotels consist of a Hilton Garden Inn located in Windsor, CT, a Hampton Inn located in Ponte Vedra, FL, and a Hilton Garden Inn located in Evanston, IL, having a combined total of 453 rooms. Two of our directors own the remaining 51% of the Ponte Vedra, FL joint venture. The Company earns asset management fees equal to 1.0% of the total revenues of each of these three joint venture hotels. We continue to seek additional prudent joint venture opportunities where the Company can leverage its hotel asset management and development expertise into attractive investments.

      Mezzanine Financing

     In addition to the Hall mezzanine loan, the Company currently has two other mezzanine loans outstanding totaling approximately $3.3 million to third party hotel owners. We continue to seek additional prudent mezzanine financing opportunities where the Company can leverage its hotel underwriting and development expertise into attractive investments.

      Development

     The Company intends to pursue selective hotel development as suitable opportunities arise. The Company may finance 100% of such development or seek partners who would co-invest in development or rehabilitation joint ventures. The Company intends to consider development of hotels with strong national franchise affiliations in markets where the Company believes that carefully timed and managed development will yield returns to the Company that exceed returns from any available hotels in those markets that meet the Company’s acquisition criteria. The Company earns certain fees from its joint venture development activity and also is exploring other opportunities to use management’s expertise to earn additional fees through third party development. Since its initial public offering in 1994, the Company has developed five hotels that it now owns and has developed three hotels through joint ventures in which it owns a 49% interest.

      Divest Certain Properties

     The Company continually evaluates its portfolio and selectively sells hotels that no longer meet its long-term investment objectives. These hotels are typically older, limited service properties that offer limited earnings growth, require extensive capital investments, and/or have experienced adverse market conditions. Over the past three years the Company has sold seven properties for approximately $23.1 million.

Operations and Property Management

     As of December 31, 2002, the Company wholly owned 44 hotel properties and held an ownership interest in five joint venture hotel properties. Of the total 49 hotels in which the Company held an ownership interest, 35 were managed by Interstate (formerly MeriStar). IMIC managed six of the hotels, Concord managed two of the hotels, and Hilton, Sage and Noble each managed one of the hotels.

     Three of the hotels continue to be operated under long-term leases with third parties. Two of these properties are leased to, and managed by, Bristol W. Tenant Company, a wholly owned subsidiary of Six Continents Hotels, Inc., and one of the hotels is leased to Secaucus Holding Corporation, a wholly owned subsidiary of Prime Hospitality Corp.

     The managers and the lessees seek to increase revenues by using established systems to manage the hotels for marketing, rate achievement, expense management, physical facility maintenance, human resources, accounting and internal auditing. They are trained in all aspects of hotel operations, including negotiation of prices with corporate and other clients and responsiveness to marketing requirements in their particular markets, with added emphasis placed on customer service. The lessees and the managers employ a mix of marketing techniques designed for each specific hotel, which include individual toll-free lines, cross-marketing of the hotels’ billboards and direct marketing, as well as taking advantage of national advertising by the franchisors of the hotels.

     The information below, regarding the hotel managers of the Company’s hotels, is as of December 31, 2002:

     Interstate, a New York Stock Exchange listed company and the nation’s largest independent hotel management company, managed more than 400 hotels in 45 states and Canada.

     IMIC, a hotel development and management company, operated a total of 31 hotels in six states, including 27 limited-service hotels and 4 full-service, convention or resort hotels.

     Concord, a hotel development and management company, operated a total of 33 hotels in eight states and Canada.

     Sage, a hotel management company, operated a total of 96 hotels in 33 states.

     Noble, a hotel development and management company, operated 20 upscale, full service, mid-market and all-suites hotels in six states.

     Hilton, a New York Stock Exchange listed company, is a developer, owner, manager or franchisor of 2,000 hotels, resorts and vacation ownership properties. Its portfolio includes many of the world’s best known and most highly regarded hotel brands, including Hilton, Doubletree, Embassy Suites, Hampton Inn, Homewood Suites by Hilton, Red Lion Hotels & Inns and Conrad International.

     Six Continents, one of the leading hotel operating companies in the world, operated more than 3,300 hotels in close to 100 countries, primarily full-service hotels in the upscale and mid-scale segments of the hotel industry with branded hotels including Crowne Plaza, Holiday Inn, Holiday Inn Select and Holiday Inn Express hotels.

     Prime, a New York Stock Exchange listed company, owned, operated, managed or franchised over 230 hotels in 32 states. Prime, one of the nation’s premier lodging companies, operates two proprietary brands, AmeriSuites (all-suites) and Wellesley Inns (limited-service). It also owns and/or manages hotels operated under franchise agreements with national hotel chains.

Franchise Agreements

     All of the Company’s hotels operate under franchise licenses from national hotel franchisors including Marriott International, Inc., Hilton Hotels Corporation, Six Continents PLC and Choice Hotels International. The Company anticipates that most of the additional hotel properties in which it invests will be operated under franchise licenses with these same franchisors. Franchisors provide a variety of benefits for franchisees which include national advertising, publicity and other marketing programs designed to increase brand awareness, training of personnel, continuous review of quality standards and centralized reservation systems.

     The hotel franchise licenses generally specify certain management, operational, record keeping, accounting, reporting and marketing standards and procedures with which the lessees must comply. The franchise licenses obligate the lessees to comply with the franchisors’ standards and requirements with respect to training of operational personnel, safety, maintaining specified insurance, the types of services and products ancillary to guest room services that may be provided, display of signs, and the type, quality and age of furniture, fixtures and equipment included in guest rooms, lobbies and other common areas.

     As of December 31, 2002, of the 48 hotels’ franchise licenses, including four joint venture hotels, two expire in 2006, two expire in 2007, four expire in 2008, three expire in 2009, two expire in 2010, three expire in 2011, one expires in 2013, one expires in 2015, two expire in 2016, 13 expire in 2017, nine expire in 2018, one expires in 2020, four expire in 2022, and one expires in 2023. The franchise agreements provide for termination at the franchisor’s option upon the occurrence of certain events, including the lessees’ failure to pay royalties and fees or perform its other covenants under the franchise agreement, bankruptcy, abandonment of the franchise, commission of a felony, assignment of the franchise without the consent of the franchisor, or failure to comply with applicable law in the operation of the relevant hotel. The franchise agreements will not renew automatically upon expiration. The lessees are responsible for making all payments under the franchise agreements to the franchisors. Under the franchise agreements, the lessees pay a franchise fee generally between 4% and 5% of room revenues, plus additional fees that amount to between 3% and 4% of room revenues from the hotels.

Competition

     The hotel industry is highly competitive with various participants competing on the basis of price, level of service and geographic location. The Company’s hotels compete with other hotel properties in their geographic markets. Some of the Company’s competitors may have greater marketing and financial resources than the Company, the managers, and the lessees of the hotels. Several of the Company’s hotels are located in areas in which they may compete with other Company hotels for business. The Company competes for acquisition opportunities with entities that may have greater financial resources than the Company. These entities may generally be able to accept more risk than the Company can prudently manage, including risks with respect to the creditworthiness of a hotel manager.

Employees

     The Company had 17 employees as of March 1, 2003.

Environmental Matters

     Under various federal, state and local laws and regulations, an owner or operator of real estate may be liable for the costs of removal or remediation of certain hazardous or toxic substances on such property. Such laws often impose such liability without regard to whether the owner knew of, or was responsible for, the presence of hazardous or toxic substances. Furthermore, a person that arranges for the disposal or transports for disposal or treatment of a hazardous substance at another property may be liable for the costs of removal or remediation of hazardous substances released into the environment at that property. The costs of remediation or removal of such substances may be substantial, and the presence of such substances, or the failure to promptly remedy such substances, may adversely affect the owner’s ability to use or sell such real estate or to borrow using such real estate as collateral. Certain environmental laws and common law principles could be used to impose liability for the release of and exposure to hazardous substances, including asbestos-containing materials (“ACMs”) released into the air, and third parties may seek recovery from owners or operators of real properties for personal injury or property damage associated with exposure to released hazardous substances, including ACMs. In connection with the ownership and operation of its hotels, the Company, the lessees, or the property managers, as the case may be, may be potentially liable for such costs.

     Phase I environmental site assessments (“ESAs”) were obtained on all of the Company’s hotels. The Phase I ESAs were intended to identify potential sources of contamination for which the hotels may be responsible and to identify readily apparent environmental regulatory compliance concerns. The Phase I ESAs included historical reviews of the hotels, reviews of certain public records, preliminary investigations of the sites and surrounding properties, screening for the presence of asbestos, PCBs (polychlorinated biphenyls) and underground storage tanks, and the preparation and issuance of a written report. The Phase I ESAs did not include invasive procedures, such as soil sampling or ground water analysis. The Phase I ESA reports have not revealed any environmental condition, liability or compliance concern that the Company believes would have a material adverse effect on the Company’s business, assets or results of operations, nor is the Company aware of any such condition, liability or compliance concern. Nevertheless, it is possible that these reports do not reveal all environmental conditions, liabilities or compliance concerns or that there are material environmental conditions, liabilities or compliance concerns that arose at a hotel after the related Phase I ESA report was completed of which the Company is unaware. Moreover, no assurances can be given that (i) future laws, ordinances or regulations will not impose any material environmental liability for existing conditions at the Company’s hotels, or (ii) the current environmental condition of the hotels will not be affected by the condition of the properties in the vicinity of the hotels (such as the presence of leaking underground storage tanks) or by third parties unrelated to the Company.

     In addition to the ESAs, the Company also obtained asbestos surveys for the Holiday Inn Select-Garland (Dallas), Texas and the Comfort Inn-Greenville, South Carolina. In each of the asbestos surveys, the consultants discovered the presence of ACMs. The Company is monitoring the presence of the ACMs with the assistance of its consultants.

     During 2002, the Company invested in the Beachwood, OH Courtyard by Marriott hotel, which is currently owned by WCC Project Company LLC. The Company’s current ownership interest in this hotel is 13.05%. Prior to making its initial investment, the Company knew that black mold existed at the hotel and engaged consultants with expertise in black mold remediation and performed extensive research to satisfy itself that the black mold condition could be eradicated through renovation and repair procedures. Following the completion of such remediation procedures, the Company believes that all of the black mold has been removed from this hotel, which is expected to open for business in April 2003. Because black mold is a naturally occurring fungus, the spores of which can be transported by outside air currents, there can be no assurances that black mold will not again enter and grow in this hotel or that it will not be found in the Company’s other hotel properties.

     The Company believes that its hotels are in compliance in all material respects with all federal, state and local laws, ordinances and regulations regarding hazardous or toxic substances and other environmental matters. The Company has not been notified by any governmental authority of any material noncompliance, liability or claim relating to hazardous or toxic substances or other environmental substances in connection with any of its properties.

Tax Status

     The Company elected to be taxed as a REIT under Sections 856-860 of the Internal Revenue Code of 1986, as amended, effective for its short taxable year ended December 31, 1994. The Company believes that it qualifies for taxation as a REIT, and with certain exceptions, the Company will not be subject to tax at the corporate level on its taxable income that is distributed to the shareholders of the Company. A REIT is subject to a number of organizational and operational requirements, including a requirement that it currently distribute at least 90% of its annual taxable income. Failure to qualify as a REIT will render the Company subject to federal income tax (including any applicable minimum tax) on its taxable income at regular corporate rates and distributions to the shareholders in any such year will not be deductible by the Company. Although the Company does not intend to request a ruling from the Internal Revenue Service (the “Service”) as to its REIT status, the Company has obtained the opinion of its legal counsel that the Company qualifies as a REIT, which opinion is based on certain assumptions and representations and is not binding on the Service or any court. Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain state and local taxes on its income and properties.

     Under the RMA, the Company may now own up to 100% of one or more taxable REIT subsidiaries (“TRS”). A TRS is a taxable corporation that may lease hotels under certain circumstances, provide services to the Company, and perform activities such as third party management, development, and other independent business activities. Overall, no more than 20% of the value of the Company’s assets may consist of securities of one or more TRSs. In addition, no more than 25% of Winston Hotels’ consolidated revenue for any year, excluding all TRS revenues, but including any dividends received from TRSs, may consist of dividends from one or more TRSs.

     Under the RMA, a TRS is permitted to lease hotels from the Company as long as the hotels are operated on behalf of the TRS by a third party manager who satisfies the following requirements:

(1)	such manager is, or is related to a person who is, actively engaged in the trade or business of operating “qualified lodging facilities” for any person unrelated to the Company and the TRS;

(2)	such manager does not own, directly or indirectly, more than 35% of the Company’s stock;

(3)	no more than 35% of such manager is owned, directly or indirectly, by one or more persons owning 35% or more of the Company’s stock; and

(4)	the Company does not directly or indirectly derive any income from such manager.

     The RMA limits the deductibility of interest paid or accrued by a TRS to the Company to assure that the TRS is subject to an appropriate level of corporate taxation. The RMA also imposes a 100% excise tax on transactions between a TRS and the Company or its tenants that are not on an arm’s-length basis.

Seasonality

     The Company’s operations historically have been seasonal in nature, reflecting higher revenue per available room (“RevPAR”) during the second and third quarters. This seasonality can be expected to cause fluctuations in the Company’s quarterly operating profits. To the extent that cash flow from operations is insufficient during any quarter, due to temporary or seasonal fluctuations in revenue, the Company expects to utilize cash on hand or borrowings under the line of credit to make distributions to the equity holders.

Executive Officers of the Registrant

     The following table lists the executive officers of the Company:

Name	Age	Position

Charles M. Winston	73	Chairman of the Board of Directors
Robert W. Winston, III	41	President and Chief Executive Officer
Joseph V. Green	52	Executive Vice President, Chief Financial Officer and Secretary
Kenneth R. Crockett	46	Executive Vice President of Development
Brent V. West	35	Vice President and Chief Accounting Officer

     Charles M. Winston. Charles Winston has served as Chairman of the Board of Directors since March 15, 1994. Mr. Winston is a native of North Carolina and a graduate of the University of North Carolina at Chapel Hill with an A.B. degree. Mr. Winston has more than 38 years of experience in developing and operating full service restaurants and hotels. Mr. Winston is Robert Winston’s father and brother of James Winston, a director of the Company.

     Robert W. Winston, III. Robert Winston has served as Chief Executive Officer and Director of the Company since March 15, 1994. Mr. Winston served as the Company’s President from March 15, 1994 through January 14, 1999 and from November 9, 2002 through the present time. Mr. Winston also served as Secretary for the periods from March 1994 through May 1995 and from October 1997 until May 5, 1998. Mr. Winston is a native of North Carolina and a graduate of the University of North Carolina at Chapel Hill with a B.A. degree in economics. Mr. Winston is Charles Winston’s son and nephew of James Winston, a director of the Company.

     Joseph V. Green. Mr. Green has served as Executive Vice President and Chief Financial Officer since May 18, 1999 and as Secretary since November 9, 2002. Mr. Green has also served as Executive Vice President — Acquisitions and Finance from January 1, 1998 through May 18, 1999, after having advised Winston Hospitality, Inc. on matters regarding hotel acquisitions and finance since 1993, including the initial public offering of WHI. Mr. Green is a graduate of East Carolina University, was awarded his J.D. degree from Wake Forest University School of Law and received a Master of Laws in Taxation from Georgetown University.

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

     Brent V. West. Mr. West was appointed Vice President and Chief Accounting Officer in October 2002. He joined the Company as Vice President and Controller in September 1997 and served as Vice President of Finance and Controller from May 1999 through October 2002. Mr. West began his career with KPMG Peat Marwick and prior to joining the Company, held the position of Corporate Controller for Coastal Physician Group, Inc. Mr. West is a CPA and is a graduate of Plattsburgh State University College, Plattsburgh, New York, with a B.S. degree in Accounting.

AVAILABLE INFORMATION

     WHI maintains an Internet site, http://www.winstonhotels.com, which contains additional information concerning the Company. WHI makes available free of charge through its Internet site its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. Information on the Company’s Internet site is neither part of nor incorporated into this report on Form 10-K.

ITEM  2.    PROPERTIES

The following table sets forth certain unaudited information with respect to the Company’s wholly owned hotels.
(Room revenue in thousands)

		2002			2001

			Average			Average
	Number of	Rooms	Daily	Occupancy	Rooms	Daily	Occupancy
Hotel Name	Rooms	Revenue	Rate	Percentage	Revenue	Rate	Percentage

Comfort Inns/Suites
Comfort Inn Augusta, GA (**)	123	$1,157	$59.94	47.8%	$1,329	$58.69	50.4%
Comfort Inn Charleston, SC	128	2,488	72.60	73.4%	2,321	73.17	67.9%
Comfort Inn Chester, VA	122	1,597	60.02	59.7%	1,826	64.19	63.9%
Comfort Inn Clearwater, FL (**)	119	572	58.97	60.8%	1,512	59.49	58.0%
Comfort Inn Durham, NC	138	2,147	65.12	65.4%	2,403	66.92	71.3%
Comfort Inn Fayetteville, NC	176	2,668	52.89	78.5%	2,191	51.64	66.0%
Comfort Inn Greenville, SC	190	1,275	50.84	36.2%	1,493	56.98	37.8%
Comfort Inn Raleigh, NC (*)	—	—	—	—	375	47.96	51.9%
Comfort Inn Wilmington, NC	146	1,651	54.57	56.8%	1,834	57.27	60.2%
Comfort Suites Orlando, FL	214	2,463	52.06	60.6%	2,977	62.58	60.9%
Courtyard by Marriotts
Courtyard by Marriott Ann Arbor, MI	160	4,106	97.48	72.1%	4,171	96.49	74.0%
Courtyard by Marriott Houston, TX	198	3,376	88.03	53.3%	3,719	88.74	58.2%
Courtyard by Marriott Wilmington, NC	128	2,297	74.93	65.6%	2,306	78.84	62.6%
Courtyard by Marriott Winston Salem, NC	122	2,159	74.73	64.8%	2,238	81.44	61.7%
Fairfield Inn
Fairfield Inn Ann Arbor, MI	110	1,823	71.93	63.1%	1,840	72.01	63.6%
Hampton Inn/Suites
Hampton Inn & Suites Gwinnett, GA	136	2,521	80.27	63.3%	2,637	83.08	63.9%
Hampton Inn Boone, NC	95	2,098	83.33	72.6%	2,046	83.37	70.8%
Hampton Inn Brunswick, NC	128	2,573	65.16	84.2%	2,394	64.13	79.9%
Hampton Inn Cary, NC	130	1,914	66.03	61.6%	1,933	66.66	61.5%
Hampton Inn Charlotte, NC	125	1,719	71.12	53.0%	1,913	82.88	50.6%
Hampton Inn Chester, VA (**)	66	1,095	69.18	68.0%	1,244	70.33	73.4%
Hampton Inn Durham, NC	137	2,621	67.22	78.0%	2,528	66.43	76.1%
Hampton Inn Hilton Head, SC	125	1,667	72.11	50.7%	1,997	76.97	56.9%
Hampton Inn Jacksonville, NC	120	2,047	62.67	73.6%	1,838	61.81	67.9%
Hampton Inn Las Vegas, NV	128	1,718	55.68	66.6%	1,978	61.25	69.7%
Hampton Inn Perimeter, GA	131	2,107	82.13	53.6%	2,355	88.09	55.9%
Hampton Inn Raleigh, NC	141	2,274	71.60	61.7%	2,455	76.07	62.7%
Hampton Inn Southern Pines, NC (**)	126	1,047	62.77	57.1%	1,640	65.29	54.6%
Hampton Inn Southlake, GA	125	2,216	70.78	68.1%	2,305	73.00	69.2%
Hampton Inn Springfield, MA	126	2,903	91.10	69.8%	3,132	91.50	75.0%
Hampton Inn White Plains, NY	156	4,721	112.17	73.9%	5,277	117.07	79.2%
Hampton Inn Wilmington, NC	118	1,659	66.61	57.8%	1,762	68.49	60.3%
Hilton Garden Inn
Hilton Garden Inn Albany, NY	155	4,269	98.02	77.0%	4,132	96.27	75.9%
Hilton Garden Inn Alpharetta, GA	164	2,768	91.70	50.4%	3,181	98.84	53.8%
Hilton Garden Inn Raleigh, NC	155	4,158	109.39	67.2%	4,101	111.52	65.0%
Holiday Inn/Express/Select
Holiday Inn at Tinton Falls, NJ	171	4,677	104.21	72.1%	4,936	108.48	72.9%
Holiday Inn Express Abingdon, VA	81	1,321	67.67	66.1%	1,399	67.37	70.2%
Holiday Inn Express Clearwater, FL	127	1,750	63.26	59.7%	2,274	74.46	66.1%
Holiday Inn Secaucus, NJ	160	4,941	115.25	73.4%	5,464	121.70	76.9%
Holiday Inn Select Garland, TX	244	2,664	66.59	44.9%	3,085	71.66	48.3%
Homewood Suites
Homewood Suites Alpharetta, GA	112	2,287	84.12	66.5%	2,534	90.41	68.6%
Homewood Suites Cary, NC	120	3,273	100.85	75.2%	3,195	94.41	77.9%
Homewood Suites Durham, NC	96	2,221	88.38	71.7%	2,164	88.51	69.8%
Homewood Suites Houston, TX	92	2,605	92.56	83.8%	2,565	94.52	80.8%
Homewood Suites Lake Mary, FL	112	2,614	96.50	66.3%	2,855	108.00	64.7%
Homewood Suites Phoenix, AZ	126	2,052	81.95	54.5%	2,154	92.00	50.9%
Homewood Suites Raleigh, NC	137	3,039	87.47	69.5%	3,120	91.24	68.4%
Quality Suites & Residence Inn
Quality Suites Charleston, SC	168	3,580	77.13	75.7%	3,411	83.56	66.6%
Residence Inn Phoenix, AZ	168	2,723	74.07	60.0%	3,004	87.49	56.0%

Total for 49 Hotels	6,575	$117,621	$78.11	64.1%	$125,543	$81.32	64.0%

(*) — Denotes hotel sold in 2001.

(**) — Denotes hotels sold in 2002.

ITEM  2.    PROPERTIES (continued)

The following table sets forth certain unaudited information with respect to hotels owned through joint ventures with third parties.
(Room revenue in thousands)

		2002			2001

			Average			Average
	Number of	Rooms	Daily	Occupancy	Rooms	Daily	Occupancy
Hotel Name	Rooms	Revenue	Rate	Percentage	Revenue	Rate	Percentage

Fairfield Inn & Suites West Des Moines, IA (*)	102	$756	$55.54	58.0%	—	—	—
Hampton Inn Ponte Vedra, FL	118	2,442	78.90	71.9%	2,259	80.39	65.2%
Hilton Garden Inn Evanston, IL (**)	178	4,606	108.70	65.2%	1,845	113.69	49.6%
Hilton Garden Inn Windsor, CT	157	3,728	99.91	65.1%	3,861	104.56	64.4%

Total for 4 Hotels	555	$11,532	$92.82	65.8%	$7,965	$98.02	61.0%

(*) — Denotes hotel opened in 2002.

(**) — Denotes hotel opened in 2001.

ITEM  3.   LEGAL PROCEEDINGS

     The Company currently is not involved in any legal proceedings, other than routine litigation incidental to the Company’s business, nor are any such proceedings known to be contemplated by governmental authorities. Both Interstate and IMIC, who collectively manage 41 of the Company’s hotels, have advised the Company that there are no such proceedings known to be contemplated by government authorities, and they currently are not involved in any material pending litigation, other than routine litigation arising in the ordinary course of business, substantially all of which is expected to be covered by liability insurance. None of the other managers or third party lessees have advised the Company that there are any such proceedings known to be contemplated by government authorities, or that they currently are involved in any material pending litigation.

ITEM  4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2002.

PART II

ITEM  5.    MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Price of and Dividends on the Registrant’s Common Equity

     WHI’s Common Stock trades on the New York Stock Exchange (“NYSE”) under the symbol “WXH.” As of March 1, 2003, WHI had 773 holders of record of its Common Stock. The following table sets forth, for the indicated periods, the high and low closing prices for the Common Stock and the cash distributions declared per share:

			Cash
	Price Range		Distributions
			Declared
	High	Low	Per Share

2002
First Quarter	$9.70	$7.82	$0.15
Second Quarter	9.76	8.32	0.15
Third Quarter	9.25	7.20	0.15
Fourth Quarter	8.09	6.34	0.15
2001
First Quarter	$8.85	$7.13	$0.28
Second Quarter	10.68	7.65	0.28
Third Quarter	10.25	6.88	0.28
Fourth Quarter	8.20	7.04	0.15

     Although the declaration of distributions is within the discretion of the Board of Directors and depends on the Company’s results of operations, cash available for distribution, the financial condition of the Company, tax considerations (including those related to REITs) and other factors considered important by the Board of Directors, the Company’s policy is to make regular quarterly distributions to its shareholders.

ITEM  6.    SELECTED FINANCIAL DATA

     The following table sets forth selected financial information for the Company that has been derived from the financial statements and notes thereto. This information should be read in conjunction with Management’s Discussion and Analysis of Financial Condition and Results of Operations and the consolidated financial statements and notes thereto included elsewhere in this report.

WINSTON HOTELS, INC.
Selected Historical Financial and Other Data
For the years ended December 31, 2002, 2001, 2000, 1999 and 1998
(in thousands, except per share amounts)

	2002	2001	2000	1999	1998

Operating Data: (1)
Total revenue	$92,344	$55,022	$61,671	$62,670	$55,194
Operating income	3,069	22,442	29,979	30,679	29,189
Net income	902	10,485	15,055	16,901	19,526
Net income (loss) available to common shareholders	(6,036)	3,547	8,117	9,963	12,588
Net income (loss) per common share	(0.31)	0.21	0.48	0.61	0.77
Weighted average number of common shares	19,308	16,926	16,890	16,467	16,286
Distributions per common share	0.60	0.99	1.12	1.12	1.09
Pro forma amounts assuming SAB 101 is applied retroactively:
Net income (loss) available to common shareholders				9,846	11,985
Net income (loss) per common share				0.60	0.74
Balance Sheet Data (at end of period):
Cash	$1,510	$887	$167	$28	$33
Investment in hotel properties	321,839	350,087	366,882	388,870	397,861
Total assets	357,442	376,904	394,310	406,071	412,156
Total debt	138,706	170,584	172,672	174,475	173,085
Shareholders’ equity	194,515	184,205	198,716	209,078	213,425
Other Data:
Cash provided by (used in):
Operating activities	$19,115	$37,348	$39,589	$39,952	$34,605
Investing activities	6,344	(5,967)	(10,231)	(12,658)	(135,398)
Financing activities	(24,836)	(30,661)	(29,219)	(27,299)	100,662
Funds from operations (2)	24,017	26,583	31,268	31,793	30,326
Cash available for distribution (3)	17,485	16,768	23,483	24,735	24,093
Adjusted EBITDA (4)	42,915	47,339	52,770	52,078	46,043

(1)	Due to the acquisition of the leasehold interest for 47 hotels from Interstate effective July 1, 2002, only two of the Company’s wholly owned hotels remain under long-term leases with third parties, the Secaucus, NJ Holiday Inn and the Las Vegas, NV Hampton Inn. The acquisition price of $17,668 to acquire the leases was expensed. As such, there is limited comparability between the annual results for 2002 and prior years.

(2)	Funds from operations (“FFO”), as defined by the National Association of Real Estate Investment Trusts (“NAREIT”), is net income (loss) (determined in accordance with generally accepted accounting principles (“GAAP”)), excluding gains (losses) from sales of property, plus depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures (which are calculated to reflect FFO on the same basis). The Company further adjusts FFO by subtracting preferred share distributions and income tax benefit, and adding lease acquisition expense and the change in deferred revenue during the period to eliminate the impact of Staff Accounting Bulletin No. 101 (see Note 2 to the Consolidated Financial Statements). The calculation of FFO may vary from entity to entity and as such the presentation of FFO by the Company may not be comparable to other similarly titled measures of other reporting companies. FFO is not intended to represent cash flows for the period. FFO has not been presented as an alternative to operating income, but as an indicator of operating performance, and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles.

FFO is a supplemental industry-wide measure of REIT operating performance, the definition of which was first proposed by NAREIT in 1991 (and clarified in 1995, 1999 and 2002) in response to perceived drawbacks associated with net income under GAAP as applied to REITs. Since the introduction of the definition by NAREIT, the term has come to be widely used by REITs. Historical cost accounting for real estate assets implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values instead have historically risen or fallen with market conditions, most industry investors have considered presentations of operating results for real estate companies that use historical GAAP cost accounting to be insufficient by themselves. Accordingly, the Company believes FFO (combined with the Company’s primary GAAP presentations required by the Securities and Exchange Commission (the “SEC”)) helps improve our equity holders’ ability to understand our operating performance and makes it easier than before to compare the results of one REIT with another. The Company only uses FFO as a supplemental measure of operating performance. See reconciliation of Net income to FFO below.

(3)	The Company computes Cash Available for Distribution (“CAD”) by subtracting capital expenditures and debt principal payments from FFO. CAD is a supplemental industry-wide measure of REIT operating performance that measures a REIT’s ability to generate cash and to distribute dividends to its shareholders. The Company believes CAD (combined with the Company’s primary GAAP presentations required by the SEC) helps improve our equity holders’ ability to understand our operating performance (including our ability to make required distributions to maintain our REIT status (see “Risk Factors; Risks Relating to REIT Status” under Item 7 below)) and makes it easier than before to compare the results of one REIT with another. The Company only uses CAD as a supplemental measure of operating performance. The calculation of CAD may vary from entity to entity and as such the presentation of CAD by the Company may not be comparable to other similarly titled measures of other reporting companies. CAD is not intended to represent cash flows for the period. CAD has not been presented as an alternative to operating income, but as an indicator of operating performance, and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles. See reconciliation of FFO to CAD below.

(4)	The Company computes adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”) by adding FFO, interest expense (including the Company’s share of interest expense from its joint ventures), amortization expense, and preferred stock dividends. Adjusted EBITDA is a supplemental industry-wide measure of REIT operating performance. The Company believes Adjusted EBITDA (combined with the Company’s primary GAAP presentations required by the SEC) helps improve our equity holders’ ability to understand our operating performance and makes it easier than before to compare the results of one REIT with another. The Company only uses Adjusted EBITDA as a supplemental measure of operating performance. The calculation of Adjusted EBITDA may vary from entity to entity and as such the presentation of Adjusted EBITDA by the Company may not be comparable to other similarly titled measures of other reporting companies. Adjusted EBITDA is not intended to represent cash flows for the period. Adjusted EBITDA has not been presented as an alternative to operating income, but as an indicator of operating performance, and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles. See reconciliation of FFO to Adjusted EBITDA below.

WINSTON HOTELS, INC.
Reconciliation of Net Income to FFO
For the years ended December 31, 2002, 2001, 2000, 1999 and 1998
(in thousands, except per share amounts)

	2002	2001	2000	1999	1998

Net income	$902	$10,485	$15,055	$16,901	$19,526
Minority interest allocation	(414)	272	625	1,026	1,349
Depreciation	20,586	21,355	21,177	20,565	16,389
Deferred revenue	(1,226)	727	499	—	—
(Gain) loss on sale of property	764	682	850	239	—
Income tax expense (benefit)	(7,325)	—	—	—	—
Lease acquisition expense	17,668	—	—	—	—
Preferred stock dividend	(6,938)	(6,938)	(6,938)	(6,938)	(6,938)

Funds From Operations	$24,017	$26,583	$31,268	$31,793	$30,326

WINSTON HOTELS, INC.
Reconciliation of FFO to CAD
For the years ended December 31, 2002, 2001, 2000, 1999 and 1998
(in thousands, except per share amounts)

	2002	2001	2000	1999	1998

Funds From Operations	$24,017	$26,583	$31,268	$31,793	$30,326
Capital expenditures	5,254	8,628	6,682	6,033	6,233
Debt principal payments	1,278	1,187	1,103	1,025	—

Cash Available for Distribution	$17,485	$16,768	$23,483	$24,735	$24,093

WINSTON HOTELS, INC.
Reconciliation of FFO to Adjusted EBITDA
For the years ended December 31, 2002, 2001, 2000, 1999 and 1998
(in thousands, except per share amounts)

	2002	2001	2000	1999	1998

Funds From Operations	$24,017	$26,583	$31,268	$31,793	$30,326
Interest expense	11,115	12,850	13,631	12,513	8,314
Amortization expense	845	968	933	834	465
Preferred stock dividends	6,938	6,938	6,938	6,938	6,938

Adjusted EBITDA	$42,915	$47,339	$52,770	$52,078	$46,043

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
($ in thousands, except per share amounts)

     Winston Hotels, Inc. (“WHI”), headquartered in Raleigh, North Carolina, operates so as to qualify as a real estate investment trust (“REIT”) for federal income tax purposes. During 1994, WHI completed an initial public offering of its common stock (“Common Stock”), utilizing the majority of the proceeds to acquire one hotel and a general partnership interest (as the sole general partner) in WINN Limited Partnership (the “Partnership”). The Partnership used a substantial portion of the proceeds to acquire nine additional hotel properties. These ten hotels were acquired from affiliates of WHI. WHI and the Partnership (collectively the “Company”) began operations as a REIT on June 2, 1994. As of December 31, 2002, WHI’s ownership in the Partnership was 93.95%.

     As of December 31, 2002, the Company owned or was invested in 52 hotel properties in 17 states having an aggregate of 7,200 rooms. This included 44 wholly owned properties with 6,141 rooms, a 49 percent ownership in three joint venture hotels with 453 rooms, a 13.05 percent ownership interest in two joint venture hotels with 215 rooms, (collectively, the “Joint Venture Hotels”) and a mezzanine financing interest in three hotels with 391 rooms. The Company does not hold an ownership interest in any of the hotels for which it has provided mezzanine financing. All of the Company’s hotels are operated under franchises from nationally recognized franchisors including Marriott International, Inc., Hilton Hotels Corporation, Six Continents PLC and Choice Hotels International.

     Effective July 1, 2002, the Company, through its wholly owned taxable REIT subsidiary, Barclay Hospitality Services Inc. (“Barclay”), acquired the leasehold interests for 47 of its hotels from CapStar Winston Company, L.L.C., a wholly owned subsidiary of MeriStar Hotels & Resorts, Inc. (“MeriStar”). MeriStar has since merged with and become Interstate Hotels & Resorts, Inc. (“Interstate”). The acquisition included leasehold interests for 45 wholly owned hotels and two Joint Venture Hotels. Under the REIT Modernization Act (the “RMA”), which became effective January 1, 2001, the Company is permitted to lease its hotels to wholly owned taxable REIT subsidiaries, provided that the subsidiary lessees engage a third-party management company to manage the hotels. Simultaneous with acquiring the leasehold interests, Barclay entered into new management contracts with Interstate for 39 of the 47 hotels covered by the leases. These five-year contracts are terminable by Barclay after June 30, 2003, subject to certain conditions and limitations. The Company sold two of the 39 hotels during the third and fourth quarters of 2002 and signed new management contracts for another two, one with Sage Client 453, LLC, an affiliate of Sage Hospitality Resources, LLC (“Sage”) and one with Noble Investment Group, Ltd., (“Noble”). As of December 31, 2002, Interstate managed 35 of the Company’s hotels, Interstate Management and Investment Corporation (“IMIC”) headquartered in Columbia, South Carolina (unrelated to and unaffiliated with Interstate) managed six hotels, Concord Hospitality Enterprises Company (“Concord”) managed two hotels, and Promus Hotels, Inc., an affiliate of Hilton Hotels Corporation (“Hilton”), Sage, and Noble each managed one hotel.

     Three hotels in which the Company has an ownership interest, including two wholly owned hotels and one of the Joint Venture Hotels, continue to be operated under long-term leases with third parties. Two of these hotels are leased to Bristol W. Tenant Company, a wholly owned subsidiary of Six Continents Hotels, Inc. (“Six Continents”), the Las Vegas, NV Hampton Inn and the Windsor, CT Hilton Garden Inn, and one is leased to Secaucus Holding Corporation, a wholly owned subsidiary of Prime Hospitality Corp. (“Prime”), the Secaucus, NJ Holiday Inn. Under the terms of the leases, the lessees are obligated to pay the Company the greater of base rent or percentage rent. The leases are designed to allow the Company to participate in the growth in revenues at the hotels by requiring that a portion of each hotel’s room revenues in excess of specified amounts be paid to the Company as percentage rent.

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

Accounts and Notes Receivable

     The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers, mezzanine loan borrowers, and other borrowers to make required payments. If the financial condition of its customers, mezzanine loan borrowers, or other borrowers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Accounting for Joint Ventures

     The Company has a 49% ownership interest in three joint venture hotels and a 13.05% ownership interest in two joint venture hotels. The Company has determined that it does not have a controlling interest in any of the joint ventures and therefore uses the equity method to recognize its share of net income or loss from the joint ventures and adjusts the carrying value of the investment accordingly. The joint ventures’ assets, liabilities, and equity are not recorded on the Company’s balance sheet.

     The Company receives current financial information from the joint ventures and performs an analysis to determine its share of income. This analysis includes the review of operational data, significant assets and liabilities, and results of operations to ensure that the Company’s interests are realizable. The Company considers, among other criteria, the operating trends and expectations for the foreseeable future. The Company believes that these joint venture operations presently support the carrying value of the investments in joint ventures. If the operations of the joint ventures do not support such carrying values in the future, the Company may have to write down its investment in joint ventures accordingly.

Accounting for Long-Lived Assets

     The Company evaluates the potential impairment of individual long-lived assets, principally the hotel properties. The Company records an impairment charge when it believes an investment in hotels has been impaired, such that future undiscounted cash flows, together with an anticipated liquidation amount, would not recover the then current carrying value of the investment in the hotel property. The Company considers many factors and makes certain assumptions when making this assessment, including but not limited to general market and economic conditions, operating results over the past several years, the performance of similar properties in the same market and expected future operating results based on a variety of assumptions. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments that may not be reflected in an investment’s carrying value, thereby possibly requiring an impairment charge in the future. In addition, if the Company’s assumptions regarding future undiscounted cash flows and anticipated liquidation amounts are incorrect, a future impairment charge may be required.

Income Taxes

     The Company records a valuation allowance to reduce the deferred tax assets to an amount that it believes is more likely than not to be realized. While future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance have been considered, in the event the Company were to determine that it would be able to realize its deferred tax assets in the future in excess of their net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. Should our estimate of future taxable income be less than expected, or our tax planning strategy not be carried out as planned, we would record an adjustment to the deferred tax asset in the period such determination was made.

Results of Operations

     Due to the acquisition of the leasehold interests from Interstate, the results of operations for the year ended December 31, 2002 versus the results of operations for the year ended December 31, 2001 does not result in a meaningful comparison. This is due primarily to recording the operating results of the hotels, for which the leasehold interests were acquired, on the Company’s statements of operations beginning in the third quarter of 2002.

     The table below outlines the Company’s wholly owned hotel properties owned as of December 31, 2000, 2001 and 2002. The Company made no acquisitions of hotels, other than through joint ventures, during the periods presented.

	December 31, 2000		December 31, 2001		December 31, 2002

	Hotels sold	Properties	Hotels sold	Properties	Hotels sold	Properties
	during the	owned at	during the	owned at	during the	owned at
	year	year end	year	year end	year	year end

Type of Hotel
Limited-service hotels	2	28	1	27	4	23
Extended-stay hotels	—	10	—	10	—	10
Full-service hotels	—	11	—	11	—	11

Total	2	49	1	48	4	44

     The Company adopted Staff Accounting Bulletin No. 101 (“SAB 101”) on January 1, 2000. SAB 101 requires that a lessor not recognize contingent rental income until the lessee has achieved annual specified hurdles. SAB 101 effectively defers percentage lease revenue from the first and second quarters to the third and fourth quarters. Due to the acquisition of the leasehold interests from Interstate, effective July 1, 2002, percentage lease payments made by Barclay to the Company (for 45 of the 47 hotels which are wholly owned), are eliminated in consolidation. Therefore, during the third quarter of 2002 the Company recognized deferred revenue totaling $8,104, which had accrued through June 30, 2002 for 45 of the 47 hotels that were wholly owned. Three of these hotels have since been sold. The Company continues to defer recognition of percentage lease revenue for the two wholly owned hotels, the Las Vegas, NV Hampton Inn and the Secaucus, NJ Holiday Inn, that continue to be operated under long term leases with Six Continents and Prime, respectively. SAB 101 will have no impact on the Company’s Funds From Operations (“FFO”), or its interim or annual cash flow from its third party lessees, and therefore, on its ability to pay dividends.

     The acquisition of the leasehold interests from Interstate entitles Barclay to retain the operating profits or losses from the related hotels, which previously accrued to Interstate under the leases and gives the Company (i) more control over the operations of these hotels, (ii) the benefits from any operating margin improvements and risk of any operating margin deterioration at these hotels, and (iii) more flexibility, in that these hotels are no longer encumbered by long term leases that are difficult to amend and expensive to terminate. All of the hotels continue to operate under the same franchise affiliations as prior to the acquisition of the leasehold interests.

Actual Year Ended December 31, 2002 versus Actual Year Ended December 31, 2001

     REVENUE

     Rooms, Food and Beverage and Other Operating Departments Revenue — The increase in hotel revenues is a result of the acquisition of the leasehold interests from Interstate. The operating results of the 47 hotels, for which the leasehold interests were acquired, are reflected on the Company’s consolidated statements of operations beginning July 1, 2002.

     Percentage Lease Revenue — Percentage lease revenue declined for the quarter and year to date. This decline is primarily due to the acquisition of the leasehold interests from Interstate for 47 hotels. Upon acquisition of the leases, the Company recognized $8,104 of deferred percentage lease revenue, which represented the deferred revenue accrued through June 30, 2002 for the 45 wholly owned hotels. Effective July 1, 2002, the percentage lease revenue for these 45 wholly owned hotels was received from Barclay and eliminated in consolidation. Beginning July 1, 2002, this percentage lease revenue reflected only the percentage lease revenue for the two wholly owned hotels that remain under long term leases with third parties, including the Secaucus, NJ Holiday Inn and the Las Vegas, NV Hampton Inn.

     Interest and Other Income — Interest and other income decreased from $2,166 in 2001 to $1,458 in 2002. The decline is primarily due to a decrease of $570 in third party development and purchasing fees.

     EXPENSES

     Rooms, Food and Beverage, Other Operating Departments Expenses — The increase in these hotel expenses is a result of the acquisition of the leasehold interests from Interstate. The operating results of the 47 hotels, for which the leasehold interests were acquired, are reflected on the Company’s consolidated statements of operations beginning July 1, 2002.

     Property Operating Costs, Franchise Costs, Maintenance and Repair Costs and Management Fees — The increase in these hotel expenses is a result of the acquisition of the leasehold interests from Interstate. The operating results of the 47 hotels, for which the leasehold interests were acquired, are reflected on the Company’s consolidated statements of operations beginning July 1, 2002.

     Real Estate Taxes and Property and Casualty Insurance — Real estate taxes and property insurance costs decreased from $6,444 in 2001 to $6,345 in 2002. This decline is primarily due to a decrease in ground rent expense of $81 as a result of lower room revenues at the corresponding hotel. Insurance expense increased $36 as a result of higher premiums in 2002. Real estate taxes remained fairly constant from year to year.

     Percentage Lease Expense — Beginning July 1, 2002, this expense represents the lease expense Barclay, as lessee, pays to third party owners of two Joint Venture Hotels, including the Evanston, IL Hilton Garden Inn and the Ponte Vedra, FL Hampton Inn.

     General and Administrative — General and administrative expense decreased from $5,419 in 2001 to $4,842 in 2002. The decrease was primarily attributable to lower expenses associated with mezzanine financing, acquisition and development activities in 2002.

     Depreciation and Amortization — Depreciation expense declined primarily due to the sale of four hotels during 2002 and one hotel during 2001. Amortization expense remained relatively consistent with the prior year.

     Interest — Interest expense decreased from $12,170 in 2001 to $10,478 in 2002. This decrease was due to both a decline in weighted average interest rates, from 7.03% in 2001 to 6.85% in 2002, as well as a decline in the weighted average outstanding debt balance from $172,022 to $152,879. The weighted average outstanding debt balance decreased primarily due to the sale of 3.162 million shares of common stock in March and April 2002, and the use of the net cash proceeds totaling $26,897 to reduce the then outstanding debt balance.

     Loss on Sale of Property — The loss on sale of property in 2001 represents the loss experienced on the sale of the Raleigh, NC Comfort Inn in June 2001. The net loss on sales of property in 2002 is reported as loss on sale of discontinued operations — see Discontinued Operations below and Note 13 in Notes to Consolidated Financial Statements.

     Income Tax Benefit — The income tax benefit is primarily a result of the cost of acquiring the leases from Interstate which was expensed for financial reporting purposes and will be amortized over the lives of the leases for tax purposes. The income tax benefit is also a result of the net loss experienced by Barclay during 2002.

     Equity in income of unconsolidated subsidiaries — Equity in income (loss) of unconsolidated subsidiaries increased from $523 in 2001 to $1,172 in 2002 primarily due to the Evanston Hilton Garden Inn hotel being open for the entire year during 2002 and from July through December in 2001.

     Discontinued Operations — The Company sold the Clearwater, FL Comfort Inn in May 2002, the Southern Pines, NC Hampton Inn in August 2002, the Augusta, GA Comfort Inn in November 2002 and the Chester, VA Hampton Inn in December 2002. The net loss on these sales and the operating results of these properties are shown as discontinued operations for all periods presented.

     Lease Acquisition — As discussed above, effective July 1, 2002, the Company, through Barclay, acquired the leasehold interests for 47 of its hotels from Interstate. The total consideration of approximately $19,500, as determined by the Leasehold Acquisition Agreement, was based upon a $17,000 purchase price for the leasehold interests, adjusted in part for accrued interest and related expenses totaling $668, and approximately $1,800 of working capital. The cost of the acquisition of the leasehold interests, including accrued interest and related expenses, but excluding the working capital acquired, totaled $17,668. This cost represents the cancellation of an executory contract and was expensed on June 28, 2002. In addition, a deferred tax benefit of $6,714 was recognized on June 28, 2002 resulting from the timing difference of the $17,668 payment for financial reporting purposes versus tax purposes. The net effect of this transaction is a reduction in net income of $10,954, the primary reason for the reduction in net income from 2001 to 2002.

     Due to the acquisition of the leasehold interests from Interstate, the results of operations for the year ended December 31, 2002 versus the results of operations for the year ended December 31, 2001 does not result in a meaningful comparison. This is due primarily to recording the operating results of the hotels, for which the leasehold interests were acquired, on the Company’s statements of operations beginning in the third quarter of 2002. Therefore, in an effort to make a more meaningful comparison between periods, in addition to the comparison of actual results of operations for the year ended December 31, 2002 and 2001, shown below is selected pro forma financial information for the years ended December 31, 2002 and 2001, as if the acquisition of the leasehold interests from Interstate occurred on January 1, 2001. This information is also shown as if the sales of hotel properties, which occurred during 2001 and 2002, occurred on January 1, 2001 as well. Therefore, the selected pro forma financial information below is based on both the Company’s and Interstate’s historical results of operations, after giving effect to certain pro forma adjustments, for the 44 wholly owned hotels as of December 31, 2002. The pro forma adjustments include the elimination of the transaction to acquire the leasehold interests from Interstate and the percentage lease revenue applicable to the 45 wholly owned hotels for which the leasehold interests were acquired, as well as adjustments to undistributed property operating expenses to remove management company corporate costs, to make adjustments to management fees to reflect the fee structure per the new management agreements, and to make resulting adjustments to the allocation of earnings to minority interests. The unaudited pro forma financial information does not purport to be indicative of what the actual results of operations of the Company would have been had the transaction occurred on the basis assumed above nor are they indicative of results of future operations. The unaudited pro forma financial information is based upon available information and upon assumptions and estimates that management believes are reasonable under the circumstances.

Selected Unaudited Pro Forma Financial Information — Year Ended December 31, 2002 versus Year Ended December 31, 2001

(in thousands)

	Pro Forma
	Year Ended
	December 31,

	2002	2001

Revenue:
Rooms	$114,137	$116,102
Other hotel revenue	12,463	12,629
Hotel operating expenses:
Rooms and other operating expenses	34,989	34,452
Undistributed property operating expenses	41,317	40,617

PRO FORMA REVENUE

     Room Revenue — Room revenue decreased $1,965 to $114,137 for the year ended December 31, 2002 versus $116,102 for the year ended December 31, 2001. We believe this is attributable to a weak economy, which resulted in revenue per available room (“RevPAR”) decreasing 3.2% from $52.53 in 2001 to $50.87 in 2002. Average daily rate for the year declined 3.6% from $82.03 in 2001 to $79.04 in 2002, while occupancy rates increased slightly from 64.0% to 64.4%. The decrease in RevPAR was partially offset by an increase of $2,761 in room revenue from the Evanston, IL Hilton Garden hotel that opened in July 2001.

     Other Hotel Revenue — Other hotel revenue consists of food and beverage revenue and other operating departments revenue. Other hotel revenue declined from $12,629 in 2001 to $12,463 in 2002. This decrease is primarily due to a decrease in long distance telephone revenue as a result of the increased use of cellular phones by guests.

PRO FORMA EXPENSES

     As a percentage of total hotel revenue, hotel operating expenses increased for the year from 58.3% in 2001 to 60.3% in 2002.

     Rooms and Other Operating Expenses — Rooms and other operating expense increased $537, from $34,452 in 2001 to $34,989 in 2002, primarily due to an increase in payroll costs, guest room supplies costs and complimentary food and beverage costs.

     Undistributed Property Operating Expenses — Undistributed property operating expenses consist of general and administrative, sales and marketing, energy, repairs and maintenance, franchise fees, management fees and other costs. Undistributed property operating expenses increased $700, from $40,617 in 2001 to $41,317 in 2002. These increases are primarily due to increases in sales and marketing expenses, including additional personnel and higher dues and subscriptions and e-commerce costs, as well as increases in repairs and maintenance expenses, including personnel and small equipment and tool costs. These higher expenses were offset, in part, by a decrease of $186 in franchise fees on a year to date basis due to lower room revenue.

Year ended December 31, 2001 versus Year ended December 31, 2000

     The Company had revenues of $55,022 in 2001, consisting of $52,856 of percentage lease revenues and $2,166 of interest and other income. Percentage lease revenues decreased $7,543 in 2001 from $60,399 in 2000. This decrease was due primarily to a sharp decline in RevPAR during the last four months of 2001 as a result of a weakening economy accelerated by the terrorist attacks that occurred on September 11, 2001. In 2001, RevPAR decreased 1.4% from January through August, as occupancy declined 6.3%, offset by an increase in the average daily rate of 5.3%. However, RevPAR decreased 12.3% from September through December, including a RevPAR decline of 18.0% in September. During the last four months of 2001, occupancy declined 10.6% and the average daily rate declined 1.9%. Percentage lease revenue also decreased $756 due to the sale of two hotels during 2000 and one hotel during 2001. Interest and other income increased $894 to $2,166 in 2001 from $1,272 in 2000. This increase is due primarily to an increase in development and purchasing fees of $277 and an increase of $335 in interest income from mezzanine loans.

     Real estate taxes and property and casualty insurance expenses remained fairly constant, at $6,444 in 2001 as compared to $6,404 in 2000. Real estate taxes increased $129 due to increased rates and property values in 2001 while property insurance expense decreased $23 due primarily to a lower number of claims made in 2001. In addition, ground lease expense decreased $66 in 2001 as a result of lower room revenues at the corresponding hotel. General and administrative expenses increased to $5,419 in 2001 from $4,323 in 2000. This increase is due primarily to site acquisition expenses of $272, costs related to efforts to purchase the leasehold interests for 47 of its hotels from MeriStar totaling $255, a decrease in capitalized costs totaling $341, and loan costs totaling $124. The loan costs were expensed due to the inability to finalize a collateralized mortgage backed securities debt instrument as a result of the instability in the marketplace caused by the terrorist attacks on September 11, 2001. Depreciation expense decreased $282 to $19,762 in 2001 from $20,044 in 2000, due primarily to the sale of two hotels during 2000 and one hotel during 2001. Amortization expense increased slightly to $955 in 2001 from $921 in 2000. Interest expense decreased $1,321 to $12,170 in 2001 from $13,491 in 2000, due primarily to a decrease in the annual weighted-average interest rate of 0.74% from 7.77% in 2000 to 7.03% in 2001 and a decrease in weighted average borrowings from $173,213 in 2000 to $172,022 in 2001.

     Equity in income (loss) from unconsolidated joint ventures increased from $(31) to $523 as a result of the opening of two joint venture hotels late in 2000 and the opening of a third joint venture hotel in July 2001.

Liquidity and Capital Resources

     The Company finances its operations from operating cash flow, which, during 2002, was principally derived from percentage lease payments from the hotels for the period January 1, 2002 through June 30, 2002, and principally derived from the net operating cash flows from the operations of the hotels from July 1, 2002 through December 31, 2002. For the year ended December 31, 2002 and 2001, cash flow provided by operating activities was $19,115 and $37,348, respectively, and FFO was $24,017 and $26,583, respectively. The decline in cash flow provided by operations is primarily due to the total paid of approximately $19,500 to acquire the leasehold interests for 47 hotels from Interstate effective July 1, 2002. Funds from operations (“FFO”), as defined by the National Association of Real Estate Investment Trusts (“NAREIT”), is net income (loss) (determined in accordance with generally accepted accounting principles (“GAAP”)), excluding gains (losses) from sales of property, plus depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures (which are calculated to reflect FFO on the same basis). The Company further adjusts FFO by subtracting preferred share distributions and income tax benefit, and adding lease acquisition expense and the change in deferred revenue during the period to eliminate the impact of Staff Accounting Bulletin No. 101 (see Note 2 to the Consolidated Financial Statements). The calculation of FFO may vary from entity to entity and as such the presentation of FFO by the Company may not be comparable to other similarly titled measures of other reporting companies. FFO is not intended to represent cash flows for the period. FFO has not been presented as an alternative to operating income, but as an indicator of operating performance, and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles.

     FFO is a supplemental industry-wide measure of REIT operating performance, the definition of which was first proposed by NAREIT in 1991 (and clarified in 1995, 1999 and 2002) in response to perceived drawbacks associated with net income under GAAP as applied to REITs. Since the introduction of the definition by NAREIT, the term has come to be widely used by REITs. Historical cost accounting for real estate assets implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values instead have historically risen or fallen with market conditions, most industry investors have considered presentations of operating results for real estate companies that use historical GAAP cost accounting to be insufficient by themselves. Accordingly, the Company believes FFO (combined with the Company’s primary GAAP presentations required by the Securities and Exchange Commission) helps improve our equity holders’ ability to understand our operating performance.

     Under federal income tax law provisions applicable to REITs, the Company is required to distribute at least 90% of its taxable income to maintain its tax status as a REIT. In 2002, the Company declared total distributions of $19,025, $12,087 to its common shareholders and $6,938 to its preferred shareholders. As shown in the table below, based on the Company’s 2002 taxable income, the Company was required to distribute approximately $12,765 to maintain its REIT status.

GAAP net income	$902
Plus GAAP net loss on taxable subsidiary included above	11,940

GAAP net income from REIT operations	12,842
Book / tax differences on depreciation and amortization	4,392
Book / tax differences on deferred lease revenue	(1,266)
Book / tax differences on loss on sale of property	(831)
Other book / tax differences, net	(954)

Taxable income subject to distribution requirement	14,183
Distribution requirement	90%

Taxable income required to be distributed	$12,765

     The Company declared a quarterly common share dividend of $0.15 per share for each quarter during 2002. The Company intends to monitor its dividend policy closely and to act accordingly as earnings dictate. The Company intends to fund cash distributions to shareholders out of cash flow from operating activities. The Company may incur, or cause the Partnership to incur, indebtedness to meet its dividend policy or the distribution requirements imposed on the Company under the Internal Revenue Code (including the requirement that a REIT distribute to its shareholders annually at least 90% of its taxable income) to the extent that available capital and cash flow from the Company’s investments are insufficient to make such distributions.

     In March and April 2002, the Company completed the sale of 3.162 million shares of its common stock pursuant to an underwritten public offering led by Raymond James & Associates, Inc. with BB&T Capital Markets, a Division of Scott & Stringfellow, Inc., the co-manager of the offer. The net sale proceeds to the Company were $26,897, which were used to reduce the Company’s long-term debt.

     The Company’s net cash provided by investing activities during the year ended December 31, 2002 totaled $6,344, primarily consisting of cash from the sale of four hotels totaling $13,257 and distributions from joint ventures of $1,331, offset by cash outflows for mezzanine loans totaling $1,750, investments in joint ventures totaling $1,103, and capital expenditures and renovation of hotels totaling $5,182.

     The Company sold four hotels during 2002, including the Clearwater, FL Comfort Inn in May, the Southern Pines, NC Hampton Inn in August, the Augusta, GA Comfort Inn in November and the Chester, VA Comfort Inn in December. The total net proceeds were $13,257. The Company also is considering the sale of certain other hotels that lie outside the Company’s “mid-scale without food and beverage” and “upscale” segment focus and plans to use the proceeds to reduce debt, invest in hotel properties, or provide mezzanine loans.

     In the fourth quarter of 2002, the Company funded a $3,500 mezzanine loan for the purchase and conversion of a historic office building into a 116-room Hampton Inn & Suites hotel in Baltimore, MD’s Inner Harbor (the “Baltimore Hotel”). Subsequently, the Company entered into a joint venture agreement (the “Hall Joint Venture”), with an affiliate of Hall Financial Group, (“Hall”). The Company assigned the $3,500 mezzanine loan to the Hall Joint Venture and retained a 50% interest (or $1,750) in the note through the joint venture. The total cost of the Baltimore Hotel, which is scheduled to open in the first quarter of 2004, is expected to be approximately $19,000. The Company owns 50% of the Hall Joint Venture, and Hall owns the remaining 50%. If at any time, (i) the Company and Hall (the “Members”) cannot resolve a disagreement within 30 days after written notice from one Member to the other, or (ii) any Member transfers its interest to an entity that is not considered an affiliate of such Member, then either Member (the non-transferring Member in the case of clause (ii) above), shall have the option to give notice to the other of its intent to buy or sell its interests to the other Member. If this option is exercised, the Member that elects to do so must set forth an all cash price that reflects the net book value of the assets and liabilities of the Hall Joint Venture in its notice to the other Member. Within 10 days after receiving the notice, the Member who receives this notice must then decide whether to buy the interests of the other Member or sell its interests to the other Member. Within 20 days after making the determination of which Member will be the buyer and which Member will be the seller, the Members are obligated to complete the purchase and sale. If the purchasing Member defaults on its obligation to consummate the purchase, then the non-purchasing Member shall have the right to (i) be the purchasing Member under the same terms and conditions as the purchase that failed to close except that the purchase price will be 75% of the previously determined closing price, or (ii) carry on as if the option to purchase or buy had never been exercised.

     The Company is paid interest monthly on its $1,750 share of the $3,500 mezzanine loan, at an annual interest rate of 30-day LIBOR plus 10.21% from the date the loan was issued through the date the hotel opens. The Company also accrues interest monthly (“Accrued Interest”) at an annual interest rate of 12% during this same time. Once the hotel opens, the Company will receive monthly principal and interest payments based on a 10-year amortization period and an interest rate of 30-day LIBOR plus 10.21% until the earliest of (a) prepayment of the loan, (b) the initial maturity date of October 29, 2005, or (c) the earlier of (1) 60 days before the maturity date of the borrower’s construction loan, or (2) the prepayment of the construction loan. Additional interest will accrue monthly on the loan at a rate of 8% of gross monthly revenues for one year after the hotel opening date, and at a rate of 10% of gross monthly revenues thereafter through October 29, 2005; 4% of gross monthly revenues will be paid quarterly and the balance will accrue (“Accrued Participation”). The Accrued Interest and the Accrued Participation constitute the “Aggregate Accrued Amount”. The “Disposition Fee” associated with the loan equals the greater of (1) the Aggregate Accrued Amount, (2) 50% of the appreciation in the fair market value (“FMV”) of the hotel if the loan is repaid during the first 30 months after the loan was issued, and (3) 60% of the appreciation in the FMV of the hotel if the loan is repaid thereafter. The repayment amount of the loan shall equal the outstanding principal balance of the loan, plus (i) all Accrued Interest, (ii) accrued and unpaid monthly interest, (iii) Accrued Participation, and (iv) the Disposition Fee; provided however, if that sum does not provide the Hall Joint Venture with an internal rate of return of 23%, then the repayment amount will equal the outstanding principal balance of the loan, plus the amount necessary the give the Hall Joint Venture an internal rate of return of 23%. The Baltimore Hotel is owned 100% by a single purpose entity (the “Borrower”) unaffiliated with the Company. The Company holds collateral equal to 80% of the ownership interest in the Borrower. The Borrower made an initial equity investment equal to approximately 20% of the total cost of the respective hotel, and there are certain default provisions under which the Company may declare the loan immediately due and payable or may step in and take control of the Borrower, including for failure to maintain specified debt coverage ratios. Shaffin Jetha, principal of the company who will develop the hotel, has unconditionally guaranteed the loan for the benefit of the Company.

     In 2001 and 2000, the Company made three mezzanine loans totaling $3,516 to third party hotel owners. During 2001, the Company provided $2,186 in mezzanine financing to Noble Investments — Tampa, LLC, an affiliate of Noble, to develop a Hilton Garden Inn in Tampa, FL (the “Tampa Hotel”). The Company receives monthly interest at annual rates based on 30-day LIBOR plus 8.44% until the earliest of (a) prepayment of the loan, (b) the initial maturity date of January 1, 2004, or (c) the earlier of (1) 60 days before the maturity date of the borrower’s qualified refinancing, or (2) February 1, 2006. During 2000, the Company provided $1,080 in mezzanine financing to Noble Investments — Sugarloaf, LLC, an affiliate of Noble, to develop a Hilton Garden Inn in Atlanta (Sugarloaf), GA (the “Sugarloaf Hotel”). The Company receives monthly interest at annual rates based on 30-day LIBOR plus 7.36% until the earlier of (a) prepayment of the loan or (b) June 30, 2005. Both loans are subject to prepayment penalties during the first three years. When each hotel opened, the Company began to earn interest equal to 2% of gross revenues, 25% of which is paid monthly and the remainder is accrued (“Accrued Interest”). On the earlier of prepayment or the maturity date of each loan, the Company will also receive the greater of the Accrued Interest or, with respect to the Tampa Hotel, 20% of the appreciation in value, and with respect to the Sugarloaf Hotel, 15% of the appreciation in value. In addition to earning interest income, the Company also provided development and purchasing services to Noble during each hotel’s construction stage for additional fee income. The Company co-developed the Sugarloaf Hotel and developed the Tampa Hotel. During 2001 and 2000, these fees totaled $645 and $137, respectively. Both the Tampa Hotel and the Sugarloaf Hotel are owned 100% by unaffiliated single purpose entities (the “Borrowers”). The Company holds collateral equal to 100% of the ownership interest in the Borrowers. The Borrowers made initial equity investments equal to 20% of the total cost of the respective hotel, and there are certain default provisions under which the Company may declare the loan immediately due and payable or may step in and take control of the Borrowers, including for failure to maintain specified debt coverage ratios. Noble Investments LLC and the Noble Company, LLC each unconditionally guaranteed the loans for the benefit of the Company. The Atlanta (Sugarloaf) project opened during the second quarter of 2001, and the Tampa project opened during the first quarter of 2002. In 2001, the Company also provided mezzanine financing totaling $250, which represents a participating interest in a $5,478 mezzanine loan to the owner of a 769-room resort hotel in Orlando, FL. This loan was written off as uncollectible during 2002 due to the severe impact on the Orlando area of the terrorist events of September 11, 2001 and the resulting poor economic conditions.

     During the second quarter of 2002, the Company entered into a joint venture agreement with Concord Lodging Investment Partners (Winston), LLC, an affiliate of Concord, (the “Concord Joint Venture”) to acquire existing poor performing hotels that are in receivership, closed, located within a site that could be redeveloped or that could be repositioned or reflagged, or other hotel assets that are believed to be solid investments. The Company purchased a 50% interest in the Concord Joint Venture. The Concord Joint Venture subsequently purchased an operating Wingate hotel in West Des Moines, IA, and a non-operating vacant hotel in Beachwood, OH. The Wingate hotel has been renovated and converted to a Fairfield Inn & Suites hotel and the Beachwood, OH hotel (“Beachwood Courtyard”) is currently under renovation and expected to open as a Courtyard by Marriott hotel in April 2003.

     During the fourth quarter of 2002, the Company entered into a joint venture agreement with Charlesbank Capital Partners, LLC (“Charlesbank”) to acquire more than $100,000 of hotel assets. Charlesbank is a private investment firm that manages capital on behalf of a range of institutional investors. The Company serves as the managing member of the joint venture, (the “Charlesbank Venture”) which targets limited-service, upscale extended stay, and small, full-service branded hotels in secondary and primary markets. The Charlesbank Venture focuses on acquisitions that have turnaround or upside potential and can benefit from additional capital and aggressive asset management, which may include renovating, repositioning, rebranding, or a change in management. Under the terms of the joint venture agreement, Charlesbank will provide 85 percent and the Company will provide the remaining 15 percent of the total equity committed to each acquisition the entity approves.

     During the fourth quarter of 2002, the Charlesbank Venture and Concord subsequently formed a new joint venture entity, WCC Project Company LLC. The Charlesbank Venture is the managing member (the “Manager”) of WCC Project Company LLC. Both the West Des Moines, IA Fairfield Inn & Suites hotel and the Beachwood Courtyard were transferred from the Concord Joint Venture to WCC Project Company LLC. Subsequent to Charlesbank’s equity contribution in WCC Project Company LLC, Charlesbank’s ownership totals 73.95 percent, Concord’s ownership was reduced from 50 percent to 13 percent and the Company’s ownership was reduced from 50 percent to 13.05 percent. At any time following two years after WCC Project Company LLC acquires a hotel, the Manager, by written notice to Concord, may require the sale of that hotel. At any time following 12 months after the acquisition of the first hotel, either the Manager or Concord can give the other written notice of their election to buy or sell any one or all of the hotels owned by WCC Project Company LLC at fair market value. If the purchasing Member defaults on its obligation to consummate the purchase, then the non-purchasing Member shall have the right to (i) be the purchasing Member under the same terms and conditions as the purchase that failed to close except that the purchase price will be 85% of the previously determined closing price, or (ii) carry on as if the option to purchase or buy had never been exercised. As of December 31, 2002, the Company’s investment in the Charlesbank Venture totaled $1,015. The Company, through the Charlesbank Venture, receives cash distributions of any operating profits from WCC Project Company LLC on a quarterly basis.

     The Company and Concord have jointly signed a completion guarantee for the Beachwood Courtyard, providing a guaranty to the lender of the full, complete and satisfactory completion of the renovation of the property. Under the completion guarantee, upon default by the borrower, the Company is required to (a) immediately assume responsibility for the completion of the project at its sole cost and expense, or (b) cure or cause the borrower to cure any such default. Pursuant to the completion guarantee agreement, the construction process to renovate the hotel is to be completed by June 26, 2003. The renovation is under way and expected to be completed in April 2003. The Company estimates that the total cost to renovate the Beachwood Courtyard will be approximately $9,800, of which $6,400 had been incurred as of December 31, 2002.

     In 2000, the Company entered into a joint venture agreement with Marsh Landing Investment, LLC (“Marsh”) to jointly develop an $8 million, 118-room Hampton Inn in Ponte Vedra, FL. This hotel opened in December 2000. The Company owns 49% of the joint venture, and Marsh, a company owned by Charles M. Winston and James H. Winston, owns the remaining 51%. Both Charles M. Winston and James H. Winston serve on the Company’s Board of Directors. Marsh currently may offer the Company the right to purchase Marsh’s interest in the joint venture and, if the Company refuses to purchase the interest, Marsh may cause the joint venture to sell the hotel owned by the joint venture to a third party. In addition, at the Company’s option, it has the right to acquire Marsh’s interest in the joint venture (1) at any time after December 2005 or (2) if Marsh fails to sell the hotel following the Company’s rejection of an offer by Marsh to sell it’s interest in the joint venture to the Company.

     During 1999, the Company entered into a joint venture agreement with a subsidiary of Regent Partners, Inc. (the “Regent Joint Venture”) to jointly develop and own upscale hotel properties. The Company owns a 49% ownership interest in the Regent Joint Venture. The Regent Joint Venture consists of two separate joint ventures, each of which owns one hotel. The first hotel developed under the Regent Joint Venture was a $16 million, full service 157-room Hilton Garden Inn in Windsor, CT, opened in September 2000. The second hotel, a $20 million, 178-room Hilton Garden Inn in Evanston, IL, opened in July 2001.

     Regent currently may offer the Company the right to purchase its interest in either of the Regent Joint Ventures and, if the Company refuses to purchase the interest, Regent may cause the joint venture to sell the hotel owned by the applicable joint venture to a third party. In addition, at the Company’s option, it has the right to acquire Regent’s interest in either joint venture (1) at any time after 60 months following the date the applicable hotel commenced operations or (2) if Regent fails to sell the applicable hotel following the Company’s rejection of an offer by Regent to sell the Company its interest in that joint venture.

     During 2002, the Company received cash distributions from its joint ventures totaling $1,331. Under the terms of the joint ventures, the Company has provided property development and purchasing services and will continue to provide ongoing asset management services for additional fee income. Recognition of such fee income is reduced by the Company’s ownership percentage, the amount of which is recorded as a reduction of investment in the joint ventures. Such income earned during 2002 and 2001 totaled $128 and $286, respectively. Under the terms of the operating agreement for each joint venture, the Company must approve all major decisions, including refinancing or selling the respective hotels, making loans, changes in partners’ interests, entering into material contracts, and acquiring assets. The Company, however, does not have a controlling interest in any of its joint ventures. As of December 31, 2002, the total assets of the joint ventures were $55,908, total liabilities were $34,108 ($32,419 of which represented long-term debt), and total equity was $21,800. The Company’s share of the total assets, liabilities, long-term debt and equity equated to $23,307, $14,344, $13,788 and $8,963, respectively. For the years ended December 31, 2002 and 2001, the total revenue of the joint ventures was $7,037 and $4,394, and total expenses were $4,666 and $3,326, resulting in net income of $2,371 and $1,068, respectively. During the year ended December 31, 2002, the unaudited financial statements of the joint ventures reflected aggregate cash flow provided by operating activities of $4,793, cash used in investing activities of $11,544, principally for hotel additions, and cash provided by financing activities of $7,627, principally in the form of loan proceeds and capital contributions less distributions to joint venture partners.

     During 2002, the Company spent $5,182 or 4.4% of the lessees’ room revenue, in connection with the renovation of its hotels and plans to spend approximately $9,000 during 2003. In connection with the Company’s acquisition of the leasehold interests for 47 of its hotels from Interstate on July 1, 2002, Barclay became the franchisee under the franchise licenses for the respective hotels. As a result of this change, the Company has elected to incur additional capital expenditures during 2003 consistent with certain franchisor requirements, which accounts for most of the projected increase in 2003. These capital expenditures are funded from operating cash flow, and possibly from borrowings under the Company’s $125,000 line of credit (the “Line”), sources that are expected to be adequate to fund such capital requirements. These capital expenditures are in addition to amounts spent on normal repairs and maintenance, which were approximately 5.7% and 5.1% of room revenues in 2002 and 2001, respectively, and are paid by the lessees.

     The Company’s net cash used in financing activities during the year ended December 31, 2002 totaled $24,836. This net use of cash was primarily due to the payments made to decrease the outstanding debt balance of the Line by $30,600, payments of distributions to shareholders totaling $18,542 and the payments of distributions to the Partnership’s minority interest totaling $779. This amount also includes principal payments totaling $1,278 related to the Company’s $71,000 fixed rate note. These cash outflows were offset by cash received from the issuance of 3.162 million common shares for net cash proceeds totaling $26,897.

     During each quarter in 2002, the Company paid cash dividends per common and preferred share of $0.15 and $0.578125, respectively, equating to $0.60 and $2.31, respectively, on an annual basis. In addition, on an annual basis, the Company expects to have adequate cash flow from operations to fund its expected debt service, capital expenditures, and dividend obligations during 2003.

     On December 19, 2001, the Company amended and restated its previous $140,000 line of credit with the same group of banks, led by Wachovia Bank, N.A. Fees paid in connection with the new financing facility totaled $1,232. The new $125,000, three-year line of credit (the “Line”) bears interest at rates from LIBOR plus 1.75% to 2.50%, based on the Company’s consolidated debt leverage ratio. The Line is collateralized with 30 of the Company’s hotels, with a net book value of $206,390 as of December 31, 2002. The Company used the proceeds from the Line to pay off the outstanding balances under the previous $140,000 line of credit. During 2002, the Company reduced the outstanding balance under its line of credit by $30,600, from $102,900 to $72,300. The Company’s articles of incorporation limit its debt to 60% of the cost of its investment in hotel properties.

     The Company’s availability under the Line totaled approximately $42,400 as of December 31, 2002. Availability is calculated each quarter on a trailing twelve-month basis based upon certain valuation criteria contained within the Line. The Line requires the Company to maintain certain financial ratios including maximum leverage, minimum interest coverage and minimum fixed charge coverage, as well as certain levels of unsecured and secured debt and tangible net worth, all of which the Company was in compliance with as of December 31, 2002. The failure to comply with any of these covenants would cause a default under our line of credit. Furthermore, our line of credit provides that any default under, or acceleration of, any of our other debt, any debt of WINN Limited Partnership or any debt of our subsidiaries, including any default by our financing subsidiary under its fixed-rate loan or otherwise, will constitute a default under the line of credit. Any of these defaults, if not waived, could result in the acceleration of the indebtedness under our line of credit. If this occurs, we may not be able to repay our debt or borrow sufficient funds to refinance it, in which case we would not be able to make distributions to our shareholders.

     The Company had $66,406 in debt at December 31, 2002 that was subject to a fixed interest rate and fixed monthly payments with GE Capital Corporation. This debt, a ten-year loan with a 25-year amortization period, carries an interest rate of 7.375%. All unpaid principal and interest are due on December 1, 2008. The GE Capital loan is collateralized with 14 of the Company’s Current Hotels with a net book value of $113,649 as of December 31, 2001.

     All 44 of the Company’s wholly owned hotels have been pledged as collateral for the Company’s debt securities, 30 against the outstanding balance under the Line and 14 against the outstanding balance under the GE Capital loan.

     On December 18, 2000, the Company completed an interest rate swap on $50,000 of its outstanding variable rate debt under the Line. This transaction effectively replaced the Company’s variable interest rate based on 30-day LIBOR on $50,000 of outstanding debt under the Line with a fixed interest rate of 5.915% until December 18, 2002, at which time the swap matured.

     On January 31, 2003, the Company completed an interest rate swap on $50,000 of its outstanding variable rate debt under the Line. This swap begins on March 31, 2003 and matures on February 27, 2004. This transaction effectively replaces the Company’s variable interest rate based on 30-day LIBOR on $50,000 of the Line with a fixed interest rate of 1.505%. The Line’s interest rate spread is currently 2.00%, equaling a fixed rate of 3.505% on $50,000 from March 31, 2003 through February 27, 2004.

     In August 2000, the Company announced that its Board of Directors authorized the Company to purchase up to 1,000,000 shares of its Common Stock. In making the determination of whether or not to buy shares of Common Stock, management thoroughly analyzes the yield on such a buyback versus the yield from alternative uses of capital. Management also considers that when borrowing under the Line to purchase Common Stock, the Company’s availability under the Line is permanently reduced by the cost of the Common Stock purchased. To date, the Company has determined that a Common Stock buyback is not in the best interest of its shareholders.

     As of December 31, 2002, the Company’s contractual obligations and commitments (excluding obligations and commitments pursuant to the Company’s joint ventures) were as follows:

	Payments Due by Period

Contractual Obligations	Total	< 1 Year	1 - 3 Years	3 - 5 Years	After 5 Years

Long-term debt	$66,406	$1,376	$3,073	$3,561	$58,396
Corporate office lease	799	364	435	—	—

Total Contractual Obligations	$67,205	$1,740	$3,508	$3,561	$58,396

Other Commercial Commitments	Total	< 1 Year	1 - 3 Years	3 - 5 Years	After 5 Years

Line of credit	$72,300	$—	$72,300	$—	$—

     The Company intends to continue to seek additional mezzanine loan opportunities, as well as other loan opportunities in general, and to acquire and develop additional hotel properties that meet its investment criteria. The Company is continually evaluating such opportunities, as well as other investment opportunities including, but not limited to, the acquisition of assets that require substantial renovation and repositioning within a particular market. It is expected that future mezzanine loans and hotel acquisitions will be financed, in whole or in part, from additional follow-on offerings, from borrowings under the Line, from joint venture agreements, from the net sale proceeds of hotel properties and/or from the issuance of other debt or equity securities. There can be no assurances that the Company will make any further mezzanine loans or any investment in additional hotel properties, or that any hotel development will be undertaken, or if commenced, that it will be completed on schedule or on budget. Furthermore, there can be no assurances that the Company will be able to obtain any additional financing.

Recently Issued Accounting Standards

     In April 2002, the FASB issued Statement of Financial Accounting Standard No. 145, (“SFAS No. 145”) which provides further guidance on early extinguishment of debt. SFAS No. 145 rescinds SFAS Statement No. 4, “Reporting Gains and Losses from Extinguishment of Debt”, and an amendment of that Statement, SFAS No. 64, “Extinguishments of Debt to Satisfy Sinking-Fund Requirements”, SFAS No. 44, “Accounting for Intangible Assets of Motor Carriers”, and SFAS No. 13, “Accounting for Leases”. The Company’s adoption of SFAS No. 145 is not expected to have a material impact on the Company’s financial statements or results of operations.

     In June 2002, the FASB issued Statement of Financial Accounting Standard No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” (“SFAS No. 146”) which addresses financial accounting and reporting for costs associated with exit or disposal activities. The Company’s adoption of SFAS No. 146 is not expected to have a material impact on the Company’s financial statements or results of operations.

     The FASB has issued SFAS No. 147 “Acquisitions of Certain Financial Institutions” which is effective for certain transactions arising on or after October 1, 2002 (“SFAS No. 147”). SFAS No. 147 will have no impact on the Company.

     The FASB has issued SFAS No. 148 “Accounting for Stock-Based Compensation - Transition and Disclosure” (“SFAS No. 148”). SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has adopted the disclosure requirements of SFAS No. 148. The Company currently accounts for stock-based employee compensation in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations.

Accordingly, the alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation mandated by SFAS No. 148 are not applicable to the Company at this time.

     FASB Interpretation No. 45 Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34 (“FIN 45”), was issued in November 2002. FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. This Interpretation does not prescribe a specific approach for subsequently measuring the guarantor’s recognized liability over the term of the related guarantee.

     The initial recognition and initial measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end. The disclosure requirements in this Interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company has made the disclosures required by FIN 45.

     FASB Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51 (“ARB No. 51”), was issued in January 2003. This Interpretation clarifies the application of ARB No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 also addresses consolidation by business enterprises of variable interest entities, which have one or both of the following characteristics:

1.     The equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, which is provided through other interests that will absorb some or all of the expected losses of the entity.

2.     The equity investors lack one or more of the following essential characteristics of a controlling financial interest:

a.     The direct or indirect ability to make decisions about the entity’s activities through voting rights or similar rights,

b.     The obligation to absorb the expected losses of the entity if they occur, which makes it possible for the entity to finance its activities, or

c.     The right to receive the expected residual returns of the entity if they occur, which is the compensation for the risk of absorbing the expected losses.

     This Interpretation is intended to achieve more consistent application of consolidation policies to variable interest entities and, thus, to improve comparability between enterprises engaged in similar activities even if some of those activities are conducted through variable interest entities. Including the assets, liabilities, and results of activities of variable interest entities in the consolidated financial statements of their primary beneficiaries will provide more complete information about the resources, obligations, risks, and opportunities of the consolidated enterprise. Disclosures about variable interest entities in which an enterprise has a significant variable interest but does not consolidate will help financial statement users assess the enterprise’s risks.

     This Interpretation requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved.

     This Interpretation applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003.

     The Company is in the process of evaluating the provisions of FIN 46 and its effect on the joint ventures as disclosed in Note 11 in the notes to consolidated financial statements.

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

Forward Looking Statements

     This report contains certain “forward looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. You can identify these statements by use of words like “guidance”, “project”, “target”, “may”, “will”, “expect”, “anticipate”, “estimate”, “believes”, “continue” or similar expressions. These statements represent the Company’s judgment and are subject to risks and uncertainties that could cause actual operating results to differ materially from those expressed or implied in the forward looking statements, including but not limited to the following risks: changes in general economic conditions, properties held for sale will not sell, financing risks including the inability to obtain financing on favorable terms, if at all, development risks including the risks of construction delays and cost overruns, lower than expected occupancy and average daily rates, non-issuance or delay of issuance of governmental permits, zoning restrictions, the increase of development costs in connection with projects that are not pursued to completion, non-payment of mezzanine loans, the failure to make additional mezzanine debt investments and investments in distressed hotel assets, failure to attract joint venture opportunities and other risk factors described below under the heading “Risk Factors”.

Risk Factors

Risks Relating to Our Business

Our ability to make distributions to our shareholders depends upon the ability of our hotel managers and lessees to operate our hotels effectively.

     In order to qualify as a REIT, we cannot operate any hotel, or directly participate in the decisions affecting the daily operations of any hotel. Either our third-party managers under management agreements, or our third party lessees, have direct control of the daily operations of our hotels. Under the REIT Modernization Act of 1999 (the “RMA”), which became effective January 1, 2001, REITs are permitted to lease their hotels to wholly owned taxable REIT subsidiaries of the REITs (“TRS Lessees”). Even under the RMA, TRS Lessees may not operate the leased hotels and must enter into management agreements with eligible independent contractors that will manage the hotels. We do not have the authority to directly control any particular aspect of the daily operations of any hotel (e.g., setting room rates). Thus, even if we believe our hotels are being operated in an inefficient or sub-optimal manner, we may not be able to require a change to the method of operation. Our only alternative for changing the operation of our hotels may be to replace the third party manager of one or more hotels in situations where the applicable management agreement permits us to terminate the existing manager.

     As a result of the Company’s acquisition (through its TRS Lessee) of the leasehold interests for 47 of its hotels, effective July 1, 2002, the operating income (loss) of these hotels was recorded on the Company’s financial statements. Our income primarily depends upon the net operating income of our hotels. Our ability to make distributions to our shareholders depends on the ability of our hotel managers to generate sufficient revenues from our hotels in excess of operating expenses. Our managers will be affected by factors beyond their control, such as changes in the level of demand for rooms and related services of our hotels, their ability to maintain and increase gross revenues and operating margins at our hotels, and other factors. As of December 31, 2002, 35 of our hotels were managed by Interstate. Therefore, any operating difficulties or other factors specifically affecting Interstate’s ability to maintain and increase gross revenues and operating margins at our hotels could significantly adversely affect our financial condition and results of operations.

     In addition, our growth strategy contemplates additional hotel acquisitions that meet our investment criteria and selective development of hotels as market conditions warrant. Our ability to grow depends, in part, upon the ability of our third-party managers to manage our current and future hotels effectively. If the third-party managers are not able to operate additional hotels at current staffing levels and office locations, they may need to hire additional personnel, engage additional third- party managers and/or operate in new geographic locations. If the third-party managers fail to operate the hotels effectively, our ability to generate income from the hotels could be adversely affected.

The events of September 11, 2001, as well as the weak U.S. economic recovery, have adversely impacted the hotel industry generally, and we have experienced an adverse effect on our results of operations.

     Prior to September 11, 2001, our hotels had begun experiencing declining revenue per available room, or “RevPAR,” as a result of the slowing U.S. economy. The terrorist attacks of September 11, 2001 and more recent concerns about possible additional terrorist attacks, combined with the effects of the resulting recession and weak economic recovery, have led to a substantial reduction in business and leisure travel throughout the United States, and industry RevPAR generally, and RevPAR at our hotels specifically, has declined substantially since September 11. While RevPAR at our hotels has improved from the depressed levels in the weeks immediately following the events of September 11, RevPAR at our hotels remains below pre-September 11 levels and may remain at such depressed levels. We cannot predict the extent to which the events of September 11, subsequent concerns about possible additional terrorist attacks, and the weak economic recovery will continue to directly or indirectly impact the hotel industry or our operating results in the future. Continued depressed RevPAR at our hotels which we expect in the near term could have an adverse effect on our results of operations and financial condition, including our ability to remain in compliance with the covenants contained in our debt instruments, our ability to fund capital improvements and renovations at our hotels and our ability to make dividend payments necessary to maintain our REIT tax status. Additional terrorist attacks could have further material adverse effects on the hotel industry and our operations.

We may not have access to financing for acquiring or developing additional hotels.

     Our ability to pursue our growth strategy depends, in part, on our ability to finance additional hotel acquisitions and development. We may not be able to fund growth solely from cash provided from operating activities because we must distribute at least 90% of our taxable income each year to maintain our tax status as a REIT and normally distribute 100% in order to avoid paying corporate income tax and excise tax on undistributed income. Consequently, we rely upon the availability of debt or equity capital to fund hotel acquisitions and improvements. We cannot assure you that we will be successful in attracting sufficient debt or equity financing at an acceptable cost to fund future growth. We are subject to restrictions that may limit our ability to take advantage of expansion opportunities that we believe are attractive. Our existing $125 million line of credit limits our borrowing availability to a percentage of the value of the hotels provided as collateral, with the value determined in part by the cash flow generated by those hotels. As a result, as of December 31, 2002, we had approximately $114.7 million available for borrowing under our line of credit, of which $72.3 million was outstanding. If we need to borrow funds under the line of credit in excess of our current borrowing availability, we must provide additional collateral, which may not be available, to increase our borrowing availability to the total amount of debt we need, up to a maximum amount $125 million. As of December 31, all 44 wholly owned hotels had been pledged as collateral for our debt facilities, 30 against the line of credit and 14 against the GE Capital CMBS loan. In addition, our articles of incorporation limit our debt to 60% of the cost of our investment in hotel properties, or approximately $259 million as of December 31, 2002.

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

     We currently have a significant amount of debt. As of December 31, 2002, we had $72.3 million outstanding under our line of credit and Winston SPE, LLC, a special purpose financing subsidiary of WINN Limited Partnership (a partnership of which we are the sole general partner), had $66.4 million outstanding under a fixed-rate loan. As of December 31, 2002, the total liabilities of our joint ventures were $34.1 million ($32.4 million of which represented long-term debt). Our proportionate share of such total liabilities and long-term debt equated to $14.3 million and $13.8 million, respectively. Our level of debt could have important consequences to you. For example, it could:

•	impair our ability to obtain additional financing, if needed, for working capital, capital expenditures, acquisitions or other purposes in the future;

•	require us to dedicate a substantial portion of our cash flow from operations to payments on our debt, thereby reducing our funds available for operations, future business opportunities and other purposes;

•	place us at a disadvantage compared to competitors that have less debt;

•	restrict our ability to adjust rapidly to changing market conditions; and

•	increase our vulnerability to adverse economic, industry and business conditions.

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

     The terms of our line of credit impose significant operating and financial restrictions on us and require us to meet certain financial tests, including leverage ratios, maximum unsecured and secured debt ratios, interest and fixed charge coverage ratios and minimum tangible net worth requirements. These restrictions may also have a negative impact on our business, financial condition and results of operations by significantly limiting or prohibiting us from engaging in certain transactions, including:

•	incurring or guaranteeing additional indebtedness;

•	paying dividends in excess of 85% of our funds from operations over the most recent four quarters;

•	making capital expenditures and other investments;

•	creating liens on our assets; and

•	engaging in mergers, consolidations or the sale of all or a substantial portion of our assets.

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

     We have pledged 30 hotel properties as collateral to secure the line of credit and our financing subsidiary has pledged 14 hotel properties to secure the fixed-rate loan, which accounts for all of the Company’s 44 wholly owned hotels. Both loan agreements prohibit pledging any hotel pledged as collateral under that facility to secure other debt. Our line of credit limits our borrowing availability to a percentage of value of the hotels provided as collateral, with the value determined in part by the cash flow generated by those hotels. Our current cash flow from the hotels securing the line of credit limits our borrowing availability under the line of credit, which as of December 31, 2002, was $114.7 million. If we need to borrow funds under the line of credit in excess of our borrowing availability, we must provide additional collateral to increase our borrowing availability to the total amount of debt we need, but not to exceed $125 million. If our cash flow decreases to such a level that our borrowing availability is less than the amount outstanding under the line of credit, we must either (1) repay the excess of the amounts outstanding over our borrowing availability or (2) with the unanimous consent of the lenders, provide additional collateral to increase our borrowing availability. If we were unable to repay the excess debt over our borrowing availability or provide additional collateral, the resulting payment default would entitle our lenders to exercise one or more remedies, including foreclosing on one or more of the properties pledged as collateral.

Rising interest rates could adversely affect our cash flow.

     Our borrowings under our line of credit bear interest at a variable rate. Our line of credit requires that we maintain at least 50% of our total debt at a fixed rate of interest. Although we have entered into agreements that limit our interest rate exposure on a portion of the outstanding debt under our line of credit, outstanding debt of up to $72.3 million under our line of credit remains subject to variable interest rates. We may incur debt in the future that bears interest at a variable rate or we may be required to refinance our existing debt at higher interest rates. Accordingly, increases in interest rates could increase our interest expense and adversely affect our cash flow.

We may not be able to complete development of new hotels on time or within budget.

     We intend to develop additional hotel properties as suitable opportunities arise. New project development is subject to a number of risks that could cause increased costs or delays in our ability to generate revenue from any development hotel, reducing our cash available for distribution to shareholders. These risks include:

•	construction delays or cost overruns that may increase project costs;

•	competition for suitable development sites;

•	receipt of zoning, land use, building, construction, occupancy and other required governmental permits and authorizations; and

•	substantial development costs in connection with projects that are not completed.

     We may not be able to complete the development of any projects we begin and, if completed, our development and construction activities may not be completed in a timely manner or within budget.

     We also intend to rehabilitate hotels that we believe are underperforming. These rehabilitation projects will be subject to the same risks as development projects.

Hotels that we develop have no operating history and may not achieve levels of occupancy that result in levels of operating income that provide us with an attractive return on our investment.

     The new hotels that we develop have no operating history. These hotels may not achieve anticipated levels of occupancy, average daily room rates, or gross operating margins. Similarly, during the start-up period, room revenues may be less than required to result in the operating income levels that provide us with an attractive return on our investment.

Property ownership through joint ventures and partnerships could limit our control of those investments.

     Joint ventures or partnerships (other than WINN Limited Partnership) involve risks not otherwise present for investments we make on our own. It is possible that our co-venturers or partners may have different interests or goals than we do at any time and that they may take actions contrary to our requests, policies or objectives, including our policy with respect to maintaining our qualification as a REIT. Other risks of joint venture investment include impasses on decisions, because no single co-venturer or partner has full control over the joint venture or partnership. Each of our venture partners for our existing joint venture properties has the right, after the first twelve months of the hotel’s operation, to sell the hotel developed by the joint venture to us, or, if we elect not to purchase, to sell such hotel to a third party. In addition, future joint ventures may include other restrictions on us, including requirements that we provide the joint venture with the right of first offer or right of first refusal to acquire any new property we consider acquiring directly.

Our business could be disrupted if we need to find a new manager upon termination of an existing management agreement.

     If our managers fail to materially comply with the terms of their management agreements, we have the right to terminate such management agreements. Upon termination, we would have to find another manager to manage the property. We cannot operate the hotels directly due to federal income tax restrictions. We cannot assure you that we would be able to find another manager or that, if another manager were found, we would be able to enter into new management agreements favorable to us. There would be disruption during any change of hotel management that could adversely affect our operating results.

If we decide to sell hotels, we may not be able to sell those hotels on favorable terms and may be required to pay termination fees to the lessees of those hotels.

     We have sold five hotels during the past two years, one in 2001 and four in 2002. Although none of our other hotels is currently under contract to sell, we may decide to sell additional hotels in the future. We may not be able to sell such hotels on favorable terms, and such hotels may be sold at a loss. As with acquisitions, we face competition for buyers of our hotel properties. Other sellers of hotels may have the financial resources to dispose of their hotels on unfavorable terms that we would be unable to accept. If we cannot find buyers for any properties that are designated for sale, we will not be able to implement our divestiture strategy. In the event that we cannot fully execute our divestiture strategy or realize the benefits therefrom, we will not be able to fully execute our growth strategy.

     Furthermore, under management agreements for six of our hotels, and under our three leases with third-party lessees, (two of which are for wholly owned hotels and one of which is for a Joint Venture Hotel) upon the occurrence of certain events, we must either pay a termination fee or offer another suitable property for management or lease, as the case may be. The amount of the termination fee depends upon certain calculations. Alternatively, we may negotiate to waive the provision and arrange for the manager or lessee to continue to manage the property for the buyer or lease the property from the buyer, as the case may be. If we were not able to successfully negotiate such a continuation, we would be required to pay a termination fee, substitute another suitable property or abandon the sale transaction.

We may face conflicts of interest relating to sales of hotels acquired from affiliates.

     We have acquired 14 hotels in the past from related parties of our affiliates, which include Robert Winston, our Chief Executive Officer, and Charles Winston, our Chairman of the Board. The limited partners of WINN Limited Partnership, including Robert Winston and Charles Winston, may have unrealized gain associated with their interests in these hotels. Our sale of any of those hotels may cause adverse tax consequences to the limited partners. Therefore, our interests could conflict with the interests of the limited partners in connection with the disposition of one or more of those 14 hotels, including limited partners who may be board members or otherwise in a position to exert influence over other board members who will determine whether we sell these hotels.

We depend on key personnel.

     We depend on the efforts and expertise of our Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer and Executive Vice President of Development to drive our day-to-day operations and strategic business direction. The loss of any of their services could have an adverse effect on our operations. Our ability to replace key individuals may be difficult because of the limited number of individuals with the breadth of skills and experience needed to excel in the hotel industry. There can be no assurance that we would be able to hire, train, retain or motivate such individuals.

Our borrowers may fail to repay all or a portion of the mezzanine loans owed to us.

     We face special risks in connection with our mezzanine loans to borrowers for the purpose of building and owning hotels. We are subject to risks of borrower defaults, bankruptcies, fraud and losses and special hazard losses that are not covered by standard hazard insurance. We expect that each mezzanine loan will be made to a single purpose entity whose sole asset would be a hotel being built or renovated. Our present mezzanine loans are not, and we do not expect that any of our future mezzanine loans will be, collateralized by the hotel being built by the single purpose entity. Mezzanine loans will be subordinate to any debt collateralized by the hotel being built and maybe any other debt of the single purpose entity. Mezzanine loans involve a higher degree of risk than long-term senior mortgage lending that is secured by income- producing real property for a variety of reasons including, among other things, dependency on the success of a project which a third party controls and that a foreclosure by the holder of the senior loan could result in a mezzanine loan becoming uncollectible. Additionally, mezzanine loans may have higher loan to value ratios than conventional term loans. The borrowers may not be able to repay their obligations under their senior loans or our mezzanine loans, in which case we could suffer a total or partial loss on our mezzanine loans. In 2002, we wrote off as uncollectible our $250 participation interest in a $5,478 mezzanine loan to the owner of a 769-room resort hotel in Orlando, FL, and other existing or future borrowers may become in default on our mezzanine loans.

Mezzanine lending risks.

     A mezzanine lender has some of the same risks as a traditional real estate lender, such as lender liability for improperly exercising control over the borrower and environmental risks as a potentially responsible party liable for environmental damage in connection with the property owned by the borrower. A mezzanine lender may enhance these risks by pursuing remedies on default that afford greater control over the operations of the borrower, especially if the mezzanine lender exercises its authority as a managing or co-managing member. Courts have discretion to decline to enforce loan features which purport to limit or modify a mortgagor’s right to redeem real estate after a mortgage default and before foreclosure by paying off the loan, and thus some remedies specified in our mezzanine loans may be unavailable to us. In addition a borrower may allege that being in the position to control the borrowing entity creates duties by the lender to the borrower, including fiduciary-like duties that may conflict with the lender’s actions to exercise its remedies. Finally, to be able to protect its mezzanine loan, a mezzanine lender may have to advance additional funds to cure defaults on senior loans.

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

     Our hotels are subject to all operating risks common to the hotel industry. These factors could adversely affect the ability of our hotels to generate operating income and therefore affect our ability to make distributions to our shareholders. These risks include, but are not limited to:

•	competition for guests from other hotels, many of which have substantial marketing and financial resources;

•	faster growth in room supply than in room demand growth in our markets;

•	increases in operating costs due to inflation and other factors which may not be offset in the future by increased room rates;

•	seasonality, with higher hotel revenues occurring in the second and third calendar quarters;

•	increases in energy costs, airline fares and other expenses related to travel, which may deter traveling;

•	terrorist incidents, which may also deter traveling;

•	adverse effects of general and local economic conditions;

•	a general inability to control costs, thereby resulting in lower gross operating profit; and

•	risks generally associated with the ownership of hotels and real estate, as discussed below.

Our entire business is concentrated in particular segments of a single industry.

     Our entire business is hotel-related. Our investment strategy is to acquire additional hotels, or ownership interests in hotels, with strong national franchise affiliations in the “mid-scale without food and beverage”, “upscale”, and “full-service” market segments, or hotel properties with the potential to obtain such franchise affiliations. Therefore, a downturn in the hotel industry, in general, and the segments in which we operate, in particular, will have a material adverse effect on our income and the amounts available for distribution to our equity holders.

Large-scale military deployments may adversely impact the occupancy rates and revenues from our two hotels located in communities that have a large military population.

     Currently, we own two hotels located in communities with a large military presence; one near Fort Bragg in Fayetteville, North Carolina and one near Camp Lejeune in Jacksonville, North Carolina. During the Persian Gulf War in the early 1990’s, a large number of military personnel deployed to the Persian Gulf and, additionally, their respective families departed those communities for the duration of the military member’s deployment. The two local communities suffered economic loss as a result. If a large number of military personnel were deployed away from their permanent duty stations for an extended period, we expect that occupancy rates and RevPAR at those two hotels would be adversely affected.

We may incur higher costs as a result of the proximity of our hotels to the coast.

     Several of our hotels are located near the Atlantic Ocean and are exposed to more severe weather than hotels located inland. These hotels are also exposed to salt water and humidity, which can increase or accelerate wear on the hotels’ weatherproofing and mechanical, electrical and other systems. As a result, we may incur additional expenditures for capital improvements.

Our hotel concentration in the Southeastern United States subjects us to operating risks.

     At December 31, 2002, 31 out of our 44 wholly-owned hotels were located in the five eastern seaboard states ranging from Virginia to Florida, including 17 hotels located in North Carolina. Adverse events in these areas, such as economic recessions, hurricanes or other natural disasters, could cause a loss of revenues from these hotels, which could have a greater adverse effect on us as a result of our concentration of assets in this area. Our geographic concentration also exposes us to risks of oversupply and competition in our principal markets. Each of our hotels competes with other hotels in its market area. A number of additional hotel rooms will continue to be built in the markets in which our hotels are located, which could result in too many hotel rooms in those regions. Significant increases in the supply of hotel rooms without corresponding increases in demand can have a severe adverse effect on our business, financial condition and results of operations.

Conditions of franchise agreements could adversely affect us.

     All of our hotels are operated pursuant to franchise agreements with nationally-recognized hotel brands. In addition, hotels in which we subsequently invest may be operated pursuant to franchise agreements. A hotel’s failure to adhere to the terms and conditions of the franchise agreement could result in the loss or cancellation of its franchise license. We rely on our managers and third party lessees to conform to such franchisor standards. The franchise agreements generally contain specific standards for, and restrictions and limitations on, the operation and maintenance of a hotel in order to maintain uniformity within the franchisor’s system. These standards are subject to change over time, in some cases at the discretion of the franchisor, and may restrict our ability to make improvements or modifications to a hotel without the consent of the franchisor. In addition, compliance with these standards could require us to incur significant expenses or capital expenditures. Our cash available for distribution could be adversely affected if we or our lessees must incur substantial costs to maintain a franchise license.

     If a franchise license terminates due to our lessee’s failure to make required improvements or to otherwise comply with its terms, our lessee may be liable to the franchisor for a termination payment. These termination payments would vary by franchise agreement and by hotel. The loss of a substantial number of franchise licenses and the related termination payments could have a material adverse effect on our business, financial condition and results of operations.

     As of December 31, 2002, of the 48 hotels’ franchise licenses, including four joint venture hotels, eight expire in the next five years, two in 2006, two in 2007, and four in 2008. In connection with termination of a franchise license or changing the franchise affiliation of a hotel, we may have to incur significant expenses or capital expenditures. Moreover, the loss of a franchise license, in the event that it could not be renewed or is otherwise lost, could have a material adverse effect on the operations or the underlying value of the hotel covered by the franchise because of the loss of association, name recognition, marketing support and centralized reservation system provided by the franchisor. Any of these events could have a negative effect on our ability to make distributions to shareholders. The franchise agreements covering the hotels expire or terminate, without special renewal rights, at various times and have different remaining terms.

Operating costs and capital expenditures could adversely affect our cash flow.

     Hotels have an ongoing need for renovations and other capital improvements, particularly in older structures, including periodic replacement of furniture, fixtures and equipment. Under the terms of our leases, we are obligated to pay the cost of certain capital expenditures at the hotels and to pay for furniture, fixtures and equipment. Franchisors also may require periodic capital improvements to our hotels as a condition of retaining the franchise licenses. In addition, we intend to invest selectively in hotels that require significant renovation. Renovation of hotels involves certain risks, including:

•	the possibility of environmental problems;

•	construction cost overruns and delays;

•	uncertainties as to market demand or deterioration in market demand after commencement of renovation; and

•	the emergence of unanticipated competition from other hotels; and

•	displacement of room revenues due to rooms being out of order.

If any of these costs exceed our estimates, the additional costs could have an adverse effect on our cash available for distribution.

We must compete with larger entities for acquisition and franchising opportunities.

     We compete for acquisition opportunities with entities that have substantially greater financial resources than we do. These entities generally may be able to accept more risk than we can prudently manage, including risks with respect to the creditworthiness of a hotel operator or the geographic proximity of its investments, and may have better relations with franchisors. Competition may reduce the number of suitable investment opportunities available to us and increase the bargaining power of sellers. In addition, other potential buyers who do not need to use a lessee or a third party operator to operate the hotel may be able to offer a higher price for a property than we are able to pay.

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

     Under various federal, state and local environmental laws, ordinances and regulations, a current or previous owner or operator of real property may be liable for the costs of investigation and removal or remediation of hazardous or toxic substances on, under, originating at or in the property, including fixtures, structures and other improvements located on the property. These laws often impose liability whether or not the owner or operator knew of (or should have known of), or caused, the presence of contaminants. Although Phase I environmental site assessments (“ESAs”) were obtained on all of the hotels, the Phase I ESAs did not include invasive procedures, such as soil sampling or ground water analysis. While the Phase I ESA reports have not revealed any environmental condition, liability or compliance concern that the Company believes would have a material adverse effect on the Company’s business, assets or results of operations, it is possible that these reports do not reveal all environmental conditions, liabilities or compliance concerns or that there are material environmental conditions, liabilities or compliance concerns that arose at a hotel after the related Phase I ESA report was completed of which the Company is unaware. The costs to clean up a contaminated property, to defend against a claim, or to comply with environmental laws could be material and could affect the funds available for distributions to equity holders. Clean-up costs and the owner’s or operator’s liability generally are not limited under these laws and could exceed the value of the property and/or the aggregate assets of the owner or operator. In addition, the presence of, or failure to properly remediate, contaminants may adversely affect the owner’s ability to sell or rent the property or borrow using the real property as collateral. Persons who arrange for the disposal or treatment of hazardous or toxic substances may also be liable for the clean-up costs of the substances at the disposal or treatment facility, whether or not the facility is or ever was owned or operated by that person.

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

Black mold claims could adversely affect our financial condition.

     Recent publicity regarding families abandoning their homes because of the presence of stachyhotrys chartarum (“black mold”) has raised public consciousness regarding black mold. Black mold is a greenish-black fungus found worldwide that grows in such places as dry wall, carpet, wall paper, fiber-board, ceiling tiles, and thermal insulation when the relative humidity is above 55%. While the scientific community lacks consensus on the health threat, if any, posed by exposure to black mold, if black mold is detected in any of our hotels, we may be subject to adverse publicity, which could adversely affect our operations and financial results from that hotel. Such claims could require us to spend significant time and money in litigation or pay significant damages. In addition, we may be required to close all or portions of the affected hotel during mold remediation operations, generally consisting of a thorough cleaning with chlorine bleach and water. Under certain conditions, black mold may be difficult to eradicate and require us to remove and replace moldy materials in the hotel. In extreme cases, it may be necessary to perform extensive facility repairs. The presence of black mold in any hotel also could adversely impact the carrying value of that hotel.

     During 2002, the Company invested in the Beachwood, OH Courtyard by Marriott hotel, which is currently owned by WCC Project Company LLC. The Company’s current ownership interest in this hotel is 13.05%. Prior to making its initial investment, the Company knew that black mold existed at the hotel and engaged consultants with expertise in black mold remediation and performed extensive research to satisfy itself that the black mold condition could be eradicated through renovation and repair procedures. Following the completion of such remediation procedures, the Company believes that all of the black mold has been removed from this hotel, which is expected to open for business in April 2003. Because black mold is a naturally occurring fungus, the spores of which can be transported by outside air currents, there can be no assurances that black mold will not again enter and grow in this hotel or that it will not be found in the Company’s other hotel properties.

Liability for uninsured and underinsured losses could adversely affect our financial condition and results of operations.

     In the event of a substantial loss, our insurance coverage may not be sufficient to pay the full current market value or current replacement cost of our lost investment. Certain types of losses, such as mold, terrorist acts, earthquakes, floods, hurricanes, and other acts of God, may be uninsurable or not economically insurable. In addition, we may not be able to use insurance proceeds to replace a damaged or destroyed property as a result of changes in building codes and ordinances, environmental considerations or other factors. In these circumstances, any insurance proceeds we receive might not be adequate to restore our economic position with respect to the damaged or destroyed property and we would be required to seek separate financing for repair and replacement costs, which may not be available on acceptable terms or at all, or face a loss on our investment.

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

Risks Relating to Capital Stock

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

     We cannot change our policy of limiting consolidated debt to 60% of the cost of our investment in hotel properties without shareholder approval. In addition, the approval of the holders of two-thirds of our shares of common stock entitled to vote is necessary to change our policy of seeking to maintain qualification as a REIT. As a result, our board of directors could not change either of these policies without first receiving shareholder approval at an annual or special meeting, even if the change in policy would be advantageous to us.

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

     Our articles of incorporation authorize the board of directors to issue up to 10,000,000 shares of preferred stock and to establish the preferences and rights of any shares of preferred stock issued. Currently, there are 3,000,000 shares of preferred stock outstanding. Issuing additional preferred stock could have the effect of delaying or preventing a change in control even if a change in control were in our shareholders’ interest.

Risks Relating to REIT Status

We are subject to tax risks as a result of our REIT status.

     We have operated and intend to continue to operate so as to qualify as a REIT for federal income tax purposes. Our continued qualification as a REIT will depend on our continuing ability to meet various requirements concerning the ownership of our outstanding stock, the nature of our assets, the sources of our income, and the amount of distributions to our shareholders. In order to qualify as a REIT, we generally are required each year to distribute to our shareholders at least 90% of our taxable income, other than any net capital gain and any taxable income of our TRS Lessees. To the extent that we meet the 90% distribution requirement, but distribute less than 100% of our taxable income, we will be required to pay income tax on our undistributed income. In addition, we will be subject to a 4% nondeductible excise tax if the actual amount we pay out to our shareholders in a calendar year is less than a minimum amount specified under the federal tax laws. Any taxable income of our TRS Lessees will incur corporate income tax, but will not be subject to any distribution requirement. The requirement to distribute a substantial portion of our net taxable income could cause us to distribute amounts that otherwise would be spent on future acquisitions, unanticipated capital expenditures or repayment of debt, which would require us to borrow funds or to sell assets to fund the costs of such items.

     We have made, and intend to continue to make, distributions to our shareholders to comply with the current 90% distribution requirement and to avoid corporate income tax and the nondeductible excise tax. Our income consists of our share of the income of WINN Limited Partnership, and our cash available for distribution consists of our share of cash distributions from WINN Limited Partnership, less capital expenditures and principal debt payments. Differences in timing between the recognition of taxable income and the receipt of cash available for distribution due to the seasonality of the hotel industry could require us to borrow funds on a short-term basis to meet the 90% distribution requirement and to avoid income tax and the nondeductible excise tax.

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

     At any time, the federal income tax laws governing REITs or the administrative interpretations of those laws may be amended. Any of those new laws or interpretations thereof may take effect retroactively and could adversely affect the Company or its shareholders. On January 7, 2003, the Bush administration released a proposal that would exclude corporate dividends from an individual’s taxable income, to the extent that corporate income tax has been paid on the earnings from which the dividends are paid. REIT dividends would not be exempt from income tax in the hands of an individual shareholder because REITs’ income generally is not subject to corporate-level tax. This proposal could cause stock in non-REIT corporations to be a more attractive investment to individual investors than stock in REITs. There can be no assurance regarding the form in which this proposal ultimately will be enacted or whether it will in fact be enacted.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
($in thousands)

     As of December 31, 2002, the Company’s exposure to market risk for a change in interest rates related solely to debt outstanding under the Line. Debt outstanding under the Line totaled $72,300 at December 31, 2002. The Line, which expires in January 2005, bears interest generally at rates from 30-day LIBOR plus 1.75% to 30-day LIBOR plus 2.50%, based on the Company’s consolidated debt leverage ratio. The Company’s current interest rate is 30-day LIBOR plus 2.00%. The Company’s two-year interest rate swap (the “Former Swap Agreement”) on $50,000 of its outstanding variable rate debt under the Line matured on December 18, 2002. The Company had no interest rate hedging instruments in place as of December 31, 2002. The Former Swap Agreement was a contract to exchange floating rate interest payments for fixed interest payments periodically over the life of the agreement without the exchange of the underlying notional amounts. This transaction effectively replaced the Company’s variable interest rate based on 30-day LIBOR on $50,000 of the Line with a fixed interest rate of 5.915% until December 18, 2002. The differential paid or received on interest rate agreements is recognized as an adjustment to interest expense over the life of the swap. The weighted average interest rate on the Line for 2002 was 6.45%. (See Note 5 to the consolidated financial statements.) At December 31, 2002, the Company had $72,300 of variable rate debt outstanding under the Line that was exposed to fluctuations in the market rate of interest.

     The definitive extent of the Company’s interest rate risk under the Line is not quantifiable or predictable because of the variability of future interest rates and business financing requirements. If interest rates increased by 100 basis points, the Company’s annual interest expense would have increased by approximately $723, based on the amount of variable rate debt outstanding and exposed to fluctuations in the market rate of interest at December 31, 2002. The Company does not enter into derivative or interest rate transactions for speculative purposes.

     The following table presents the aggregate maturities of the Company’s GE Capital Corporation fixed rate debt principal and interest rates by maturity dates at December 31, 2002:

Maturity Date	Fixed Rate Debt	Interest Rate

2003	$1,376	7.375%
2004	1,480	7.375%
2005	1,593	7.375%
2006	1,715	7.375%
2007	1,846	7.375%
Thereafter	58,396	7.375%

	$66,406	7.375%

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements required by this Item 8 are filed with this report on Form 10-K immediately following the signature page and are listed in Item 15 of this report on Form 10-K.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information on the Company’s directors is incorporated by reference from the Company’s Proxy Statement (under the heading “Proposal 1: Election of Directors”) to be filed with respect to the Annual Meeting of Shareholders to be held May 6, 2003. Information on the Company’s executive officers is included under the caption “Executive Officers of the Registrant” on pages 8 and 9 of this report on Form 10-K.

ITEM 11.	EXECUTIVE COMPENSATION

     This information is incorporated by reference from the Company’s Proxy Statement (under the heading “Executive Compensation”) to be filed with respect to the Annual Meeting of Shareholders to be held May 6, 2003.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

     The following table sets forth information as of December 31, 2002 with respect to compensation plans under which equity securities of the Company are authorized for issuance. The Company has no such plans that were not approved by security holders.

Number of securities remaining
	Number of securities to be	Weighted average	available for future issuance
	issued upon exercise of	exercise price of	under equity compensation
	outstanding options,	outstanding options,	plans (excluding securities
Plan Category	warrants and rights	warrants and rights	reflected in the first column)

Equity compensation plans approved by security holders (1)	795,000	$11.07	644,964

(1)	As of December 31, 2002, 644,964 shares of Common Stock remain available for future issuance under the Stock Incentive Plan. See Note 10 to consolidated financial statements.

     The remainder of the information required by Item 12 is incorporated by reference from the Company’s Proxy Statement (under the heading “Share Ownership of Management and Certain Beneficial Owners”) to be filed with respect to the Annual Meeting of Shareholders to be held May 6, 2003.

ITEM  13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     This information is incorporated by reference the Company’s Proxy Statement (under the heading “Certain Relationships and Related Transactions”) to be filed with respect to the Annual Meeting of Shareholders to be held May 6, 2003.

ITEM  14.    CONTROLS AND PROCEDURES

(a)	Evaluation of disclosure controls and procedures.

     Based on the Company’s most recent evaluation, which was completed within 90 days of the filing of this Form 10-K, the Company’s Chief Executive Officer and Chief Financial Officer believe the Company’s disclosure controls and procedures (as defined in Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) provide reasonable assurances that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time period required by the Securities and Exchange Commission’s rules and forms.

(b)	Changes in internal controls.

     There have been no significant changes in internal controls or in other factors that could significantly affect these controls subsequent to the date of the most recent evaluation of the Company’s internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART IV

ITEM  15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)	Financial Statements and Schedules. The financial statements and schedules listed below are included in this report.

(b)	Reports on Form 8-K.

The Company filed the following reports on Form 8-K for the quarter ended December 31, 2002:

(1)	The Company filed a current report on Form 8-K dated November 6, 2002, pursuant to Item 9 of Form 8-K. Included in the Form 8-K was the Company’s press release announcing its operating results for the third quarter ended September 30, 2002, attached as Exhibit 99.1.

(2)	The Company filed a current report on Form 8-K dated November 12, 2002, pursuant to Item 9 of Form 8-K. Included in this Form 8-K were the certifications of Robert W. Winston, the Company’s Chief Executive Officer, and Joseph V. Green, the Company’s Chief Financial Officer, required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. These certifications were attached as Exhibits 99.1 and 99.2, respectively.

Exhibits. The exhibits required by Item 601 of Regulation S-K are listed below. Management contracts or compensatory plans are filed as Exhibits 10.9, 10.12, 10.21, 10.22, and 10.23.

Exhibit	Description

3.1(9)	Restated Articles of Incorporation

3.2 (12)	Amended and Restated Bylaws

4.1(1)	Specimen certificate for Common Stock, $0.01 par value per share

4.2(4)	Specimen certificate for 9.25% Series A Cumulative Preferred Stock

4.3(9)	Restated Articles of Incorporation

4.4 (12)	Amended and Restated Bylaws

10.1 (3)	Second Amended and Restated Agreement of Limited Partnership of WINN Limited Partnership

10.2 (4)	Amendment No. 1 dated September 11, 1997 to Second Amended and Restated Agreement of Limited Partnership of WINN Limited Partnership

10.3 (5)	Amendment No. 2 dated December 31, 1997 to Second Amended and Restated Agreement of Limited Partnership of WINN Limited Partnership

10.4 (11)	Amendment No. 3 dated September 14, 1998 to Second Amended and Restated Agreement of Limited Partnership of WINN Limited Partnership

10.5 (10)	Amendment No. 4 dated October 1, 1999 to Second Amended and Restated Agreement of Limited Partnership of WINN Limited Partnership

10.6 (13)	Amendment No. 5 dated as of January 1, 2002 to Second Amended and Restated Agreement of Limited Partnership of WINN Limited Partnership

10.7	Amendment No. 6 dated as of April 2, 2002 to Second Amended and Restated Agreement of Limited Partnership of WINN Limited Partnership

10.8 (2)	Limitation of Future Hotel Ownership and Development Agreement

10.9 (6)	Winston Hotels, Inc. Stock Incentive Plan as amended May 1998

10.10 (7)	Loan Agreement by and between Winston SPE LLC and CMF Capital Company LLC dated November 3, 1998

10.11 (7)	Promissory note dated November 3, 1998 by and between Winston SPE LLC and CMF Capital Company, LLC

10.12 (8)	Winston Hotels, Inc. Executive Deferred Compensation Plan

10.13 (13)	Second Amended and Restated Syndicated Credit Agreement, dated as of December 19, 2001, among Wachovia Bank, N.A., Branch Banking and Trust Company, SouthTrust Bank, N.A., Centura Bank, Winston Hotels, Inc., WINN Limited Partnership and Wachovia Bank, N.A. as Agent (the “Credit Agreement”)

10.14 (13)	Amended and Restated Promissory Note, dated as of December 19, 2001, from Winston Hotels, Inc. and WINN Limited Partnership to Wachovia Bank, N.A. for the principal sum of $48,000,000 pursuant to the Credit Agreement

10.15 (13)	Amended and Restated Promissory Note, dated as of December 19, 2001, from Winston Hotels, Inc. and WINN Limited Partnership to Branch Banking and Trust Company for the principal sum of $40,000,000 pursuant to the Credit Agreement

Exhibit	Description

10.16 (13)	Amended and Restated Promissory Note, dated as of December 19, 2001, from Winston Hotels, Inc. and WINN Limited Partnership to SouthTrust Bank, N.A. for the principal sum of $22,000,000 pursuant to the Credit Agreement

10.17 (13)	Amended and Restated Promissory Note, dated as of December 19, 2001, from Winston Hotels, Inc. and WINN Limited Partnership to Centura Bank for the principal sum of $15,000,000 pursuant to the Credit Agreement

10.18 (13)	Extension Agreement; Second Modification Agreement of Form of Deed of Trust, Assignment of Rents, Security Agreement and Financing Statement used to secure certain obligations under the Credit Agreement (not including certain variations existing in the different states where the properties are located)

10.19 (14)	Leasehold Acquisition Agreement, dated as of June 28, 2002, by and among Winston Hotels, Inc., CapStar Winston Company, LLC, MeriStar Management Company, LLC, Barclay Hospitality Services Inc. and certain affiliates of the foregoing parties

10.20 (14)	Hotel Management Agreement, dated July 1, 2002, by and between Barclay Hospitality Services, Inc. and MeriStar Management Company, L.L.C.

10.21	Employment Agreement, dated January 2, 2003, by and between Robert W. Winston, III and Winston Hotels, Inc.

10.22	Employment Agreement, dated January 2, 2003, by and between Kenneth R. Crockett and Winston Hotels, Inc.

10.23	Employment Agreement, dated January 2, 2003, by and between Joseph V. Green and Winston Hotels, Inc.

21.1	Subsidiaries of the Registrant

23.1	Consent of Independent Accountants (PricewaterhouseCoopers LLP)

24.1	Powers of Attorney

(1)	Exhibit to the Company’s Registration Statement on Form S-11 as filed with the Securities and Exchange Commission (Registration No. 33-76602) effective May 25, 1994 and incorporated herein by reference.

(2)	Exhibits to the Company’s Registration Statement on Form S-11 as filed with the Securities and Exchange Commission (Registration No. 33-91230) effective May 11, 1995 and incorporated herein by reference.

(3)	Exhibit to the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on July 24, 1997 and incorporated herein by reference.

(4)	Exhibits to the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on September 15, 1997 and incorporated herein by reference.

(5)	Exhibits to the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 27, 1998 and as amended by Form 10-K/A filed with the Securities and Exchange Commission on April 1, 1998.

(6)	Exhibit to the Company’s Registration Statement on Form S-8 as filed with the Securities and Exchange Commission on July 29, 1998. (Registration No. 333-60079) and incorporated herein by reference.

(7)	Exhibits to the Company’s Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on November 16, 1998 and as amended on Form 10-Q/A filed with the Securities and Exchange Commission on February 23, 1999 and incorporated herein by reference.

(8)	Exhibits to the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 25, 1999 and incorporated herein by reference.

(9)	Exhibit to the Company’s Quarterly Report on Form 10-Q or filed with the Securities and Exchange Commission on August 4, 1999 and incorporated herein by reference.

(10)	Exhibit to the Company’s Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on November 12, 1999 and incorporated herein by reference.

(11)	Exhibit to the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 17, 2000 and incorporated herein by reference.

(12)	Exhibit to the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 19, 2001 and incorporated herein by reference.

(13)	Exhibit to the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 15, 2002 and incorporated herein by reference.

(14)	Exhibits to the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on July 15, 2002 and incorporated herein by reference.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WINSTON HOTELS, INC.

By:	/s/ Robert W. Winston, III Robert W. Winston, III Chief Executive Officer

Date: March 14, 2003

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

* Charles M. Winston	Chairman of the Board of Directors	March 14, 2003

/s/ Robert W. Winston, III Robert W. Winston, III	Chief Executive Officer, President and Director (Principal Executive Officer)	March 14, 2003

/s/ Joseph V. Green Joseph V. Green	Executive Vice President and Chief Financial Officer	March 14, 2003

/s/ Brent V. West Brent V. West	Vice President and Chief Accounting Officer	March 14, 2003

* Edwin B. Borden	Director	March 14, 2003

* Thomas F. Darden, II	Director	March 14, 2003

* Richard L. Daugherty	Director	March 14, 2003

* James H. Winston	Director	March 14, 2003

* David C. Sullivan	Director	March 14, 2003

*By	/s/ Joseph V. Green

Joseph V. Green, Attorney-in-Fact

CERTIFICATIONS

I, Robert W. Winston, III, certify that:

1.	I have reviewed this annual report on Form 10-K of Winston Hotels, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c.	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 14, 2003

/s/ Robert W. Winston, III Robert W. Winston, III President and Chief Executive Officer

I, Joseph V. Green, certify that:

1.	I have reviewed this annual report on Form 10-K of Winston Hotels, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c.	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 14, 2003

/s/ Joseph V. Green

Joseph V. Green Executive Vice President, Chief Financial Officer and Secretary

Report of Independent Accountants

To the Board of Directors and Shareholders
Winston Hotels, Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of shareholders’ equity and of cash flows present fairly, in all material respects, the financial position of Winston Hotels, Inc. and its subsidiaries at December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule of Winston Hotels, Inc. as listed on the index and included in this Form 10-K, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein. These financial statements are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 7 to the consolidated financial statements, in 2001 the Company changed its method of accounting for derivative instruments and hedging activities. As discussed in Note 13 to the consolidated financial statements, in 2002 the Company adopted Statement of Financial Accounting Standard No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets”.

PricewaterhouseCoopers LLP
Raleigh, North Carolina

January 24, 2003

WINSTON HOTELS, INC.
CONSOLIDATED BALANCE SHEETS
As of December 31, 2002 and 2001
($ in thousands, except per share amounts)

	2002	2001

ASSETS
Investment in hotel properties:
Land	$39,348	$41,114
Buildings and improvements	345,511	359,024
Furniture and equipment	44,332	44,376

Operating properties	429,191	444,514
Less accumulated depreciation	109,152	96,343

	320,039	348,171
Properties under development	1,800	1,916

Net investment in hotel properties	321,839	350,087
Corporate FF&E, net	735	1,033
Cash	1,510	887
Accounts receivable	1,958	—
Lease revenue receivable	—	4,786
Notes receivable	5,016	3,516
Investment in joint ventures	9,117	8,173
Deferred expenses, net	2,954	3,405
Prepaid expenses and other assets	6,988	5,017
Deferred tax asset	7,325	—

Total assets	$357,442	$376,904

LIABILITIES AND SHAREHOLDERS’ EQUITY
Long-term debt	$66,406	$67,684
Due to banks	72,300	102,900
Deferred percentage lease revenue	—	1,226
Accounts payable and accrued expenses	11,679	8,175
Distributions payable	4,951	4,468
Minority interest in Partnership	7,591	8,246

Total liabilities	162,927	192,699

Commitments and contingencies
Shareholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized, 3,000,000 shares issued and outstanding (liquidation preference of $76,734)	30	30
Common stock, $.01 par value, 50,000,000 shares authorized, 20,148,334 and 16,924,533 shares issued and outstanding	201	169
Additional paid-in capital	256,720	230,109
Unearned compensation	(596)	(542)
Accumulated other comprehensive income (loss)	—	(1,844)
Distributions in excess of earnings	(61,840)	(43,717)

Total shareholders’ equity	194,515	184,205

Total liabilities and shareholders’ equity	$357,442	$376,904

The accompanying notes are an integral part of the consolidated financial statements.

WINSTON HOTELS, INC
CONSOLIDATED STATEMENTS OF INCOME
For the years ended December 31, 2002, 2001 and 2000
(in thousands, except per share amounts)

	2002	2001	2000

Revenue:
Rooms	$55,416	$—	$—
Food and beverage	3,898	—	—
Other operating departments	2,329	—	—
Percentage lease revenue	29,243	52,856	60,399
Interest and other income	1,458	2,166	1,272

Total revenue	92,344	55,022	61,671

Hotel operating expenses:
Rooms	13,254	—	—
Food and beverage	2,873	—	—
Other operating departments	1,535	—	—
Undistributed operating expenses:
Property operating expenses	12,189	—	—
Real estate taxes and property and casualty insurance	6,345	6,444	6,404
Franchise costs	3,945	—	—
Maintenance and repair	3,224	—	—
Management fees	1,247	—	—
Percentage lease expense	2,168	—	—
General and administrative	4,842	5,419	4,323
Depreciation	19,149	19,762	20,044
Lease acquisition	17,668	—	—
Amortization	836	955	921

Total operating expenses	89,275	32,580	31,692

Operating income	3,069	22,442	29,979
Interest	10,478	12,170	13,491

Income (loss) before loss on sale of properties, allocation to minority interest, income taxes, and equity in income of unconsolidated subsidiaries	(7,409)	10,272	16,488
Loss on sale of properties	—	(682)	(850)
Income (loss) allocation to minority interest	(377)	226	620
Income tax expense (benefit)	(7,440)	—	—
Equity in income (loss) of unconsolidated subsidiaries	1,172	523	(31)

Income from continuing operations	1,580	9,887	14,987
Discontinued operations:
Income from discontinued operations	41	598	736
Loss on sale of discontinued operations	(719)	—	—

Income before cumulative effect of change in accounting principle	902	10,485	15,723

Cumulative effect of change in accounting principle - net	—	—	(668)

Net income	902	10,485	15,055
Preferred stock distribution	(6,938)	(6,938)	(6,938)

Net income (loss) applicable to common shareholders	$(6,036)	$3,547	$8,117

Income (loss) per common share:
Basic and diluted:
Income (loss) from continuing operations	$(0.28)	$0.17	$0.48
Income (loss) from discontinued operations	(0.03)	0.04	0.04
Net (loss) per common share from cumulative effect of change in accounting principle - net	—	—	(0.04)

Net income (loss) per common share	$(0.31)	$0.21	$0.48

Weighted average number of common shares	19,308	16,926	16,890
Weighted average number of common shares assuming dilution	19,308	18,239	18,188

The accompanying notes are an integral part of the consolidated financial statements.

WINSTON HOTELS, INC
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the years ended December 31, 2002, 2001 and 2000
(in thousands, except per share amounts)

								Accumulated
	Preferred Stock		Common Stock		Additional		Distribution	Other	Total
					Paid-in	Unearned	in Excess of	Comprehensive	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Compensation	Earnings	Income (Loss)	Equity

Balances at December 31, 1999	3,000	$30	16,814	$168	$229,106	$(524)	$(19,702)	$—	$209,078
Issuance of shares and other	—	—	83	1	690	(705)	—	—	(14)
Distributions ($1.12 per common share)	—	—	—	—	—	—	(18,923)	—	(18,923)
Distributions ($2.31 per preferred share)	—	—	—	—	—	—	(6,938)	—	(6,938)
Unearned compensation amortization	—	—	—	—	—	458	—	—	458
Net income	—	—	—	—	—	—	15,055	—	15,055

Balances at December 31, 2000	3,000	30	16,897	169	229,796	(771)	(30,508)	—	198,716
Issuance of shares and other	—	—	28	—	313	(198)	—	—	115
Distributions ($0.99 per common share)	—	—	—	—	—	—	(16,756)	—	(16,756)
Distributions ($2.31 per preferred share)	—	—	—	—	—	—	(6,938)	—	(6,938)
Unearned compensation amortization	—	—	—	—	—	427	—	—	427
Comprehensive income (loss):
Net income	—	—	—	—	—	—	10,485	—
Cumulative effect of change in accounting principle	—	—	—	—	—	—	—	(245)
Unrealized gain/loss on derivative instruments	—	—	—	—	—	—	—	(1,599)
Total comprehensive income	—	—	—	—	—	—	—	—	8,641

Balances at December 31, 2001	3,000	30	16,925	169	230,109	(542)	(43,717)	(1,844)	184,205
Issuance of shares and other	—	—	3,224	32	26,611	(555)	—	—	26,088
Distributions ($0.60 per common share)	—	—	—	—	—	—	(12,087)	—	(12,087)
Distributions ($2.31 per preferred share)	—	—	—	—	—	—	(6,938)	—	(6,938)
Unearned compensation amortization	—	—	—	—	—	501	—	—	501
Comprehensive income (loss):
Net income	—	—	—	—	—	—	902	—
Unrealized gain/loss on derivative instruments	—	—	—	—	—	—	—	1,844
Total comprehensive income	—	—	—	—	—	—	—	—	2,746

Balances at December 31, 2002	3,000	$30	20,149	$201	$256,720	$(596)	$(61,840)	$—	$194,515

The accompanying notes are an integral part of the consolidated financial statements.

WINSTON HOTELS, INC
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31, 2002, 2001 and 2000
($ in thousands)

	2002	2001	2000

Cash flows from operating activities:
Net income	$902	$10,485	$15,055
Adjustments to reconcile net income to net cash provided by operating activities:
Minority interest	(414)	272	625
Depreciation	19,785	20,792	21,092
Amortization	845	968	933
Deferred income tax benefit	(7,325)	—	—
Write off of note receivable	250	—	—
Earnings allocations from joint ventures	(1,172)	—	—
Unearned compensation amortization	501	427	458
Loss on sale of properties	764	682	850
Changes in assets and liabilities:
Lease revenue receivable	4,786	2,341	484
Accounts receivable	(1,958)	—	—
Prepaid expenses and other assets	(1,971)	677	(1,137)
Deferred percentage lease revenue	(1,226)	727	499
Accounts payable and accrued expenses	5,348	(23)	730

Net cash provided by operating activities	19,115	37,348	39,589

Cash flows from investing activities:
Note receivable	(1,750)	(2,436)	(1,080)
Investment in joint ventures	(1,103)	(502)	(6,999)
Distributions from joint ventures	1,331	1,029	—
Deferred acquisition costs	(209)	—	(240)
Refund of deferred acquisition costs	—	220	—
Sale of hotel properties and land parcel	13,257	4,308	5,461
Proceeds from lawsuit settlement	—	850	—
Investment in hotel properties	(5,182)	(9,436)	(7,373)

Net cash provided by (used in) investing activities	6,344	(5,967)	(10,231)

Cash flows from financing activities:
Payment of distributions to minority interest	(779)	(1,454)	(1,454)
Payment of distributions to shareholders	(18,542)	(25,887)	(25,839)
Common stock issuance	26,897	—	—
Long term debt payments	(1,278)	(1,188)	(1,103)
Net decrease in line of credit borrowing	(30,600)	(900)	(700)
Fees paid in connection with new financing facilities	(534)	(1,232)	(123)

Net cash used in financing activities	(24,836)	(30,661)	(29,219)

Net increase in cash	623	720	139
Cash at beginning of year	887	167	28

Cash at end of year	$1,510	$887	$167

Supplemental disclosure:
Cash paid for interest	$9,860	$13,193	$12,896

Summary of non-cash investing and financing activities:
Distributions declared but not paid	$4,951	$4,468	$6,828
Interest rate swap adjustment to market value	(1,844)	1,844	—
Contribution of land parcel to joint venture	—	—	1,518
Adjustment to minority interest due to issuance of common stock and change in other comprehensive income (loss)	538	115	(19)
Deferred equity compensation	555	198	705

The accompanying notes are an integral part of the consolidated financial statements.

WINSTON HOTELS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands, except per share amounts)

1.     Organization:

     Winston Hotels, Inc. (“WHI”), headquartered in Raleigh, North Carolina, operates so as to qualify as a real estate investment trust (“REIT”) for federal income tax purposes. During 1994, WHI completed an initial public offering of its common stock (“Common Stock”), utilizing the majority of the proceeds to acquire one hotel and a general partnership interest (as the sole general partner) in WINN Limited Partnership (the “Partnership”). The Partnership used a substantial portion of the proceeds to acquire nine additional hotel properties. These ten hotels were acquired from affiliates of WHI. WHI and the Partnership (collectively the “Company”) began operations as a REIT on June 2, 1994. As of December 31, 2002, WHI’s ownership in the Partnership was 93.95%.

     As of December 31, 2002, the Company owned or was invested in 52 hotel properties in 17 states having an aggregate of 7,200 rooms. This included 44 wholly owned properties with 6,141 rooms, a 49 percent ownership in three joint venture hotels with 453 rooms, a 13.05 percent ownership interest in two joint venture hotels with 215 rooms (collectively, the “Joint Venture Hotels”), and a mezzanine financing interest in three hotels with 391 rooms. The Company does not hold an ownership interest in any of the hotels for which it has provided mezzanine financing. All of the Company’s hotels are operated under franchises from nationally recognized franchisors including Marriott International, Inc., Hilton Hotels Corporation, Six Continents PLC and Choice Hotels International.

     Prior to January 1, 2001, under the REIT qualification requirements of the Internal Revenue Code, REITs generally were required to lease their hotels to third party operators. Under the REIT Modernization Act of 1999 (the “RMA”), which became effective January 1, 2001, a REIT is permitted to lease hotels to wholly owned taxable REIT subsidiaries of the REIT (“TRS Lessees”). Under the RMA, the TRS Lessees may not operate the leased hotels and must enter into management agreements with eligible independent contractors who manage the hotels.

     Effective July 1, 2002, the Company, through its TRS Lessee, Barclay Hospitality Services Inc. (“Barclay”), acquired the leasehold interests for 47 of its hotels from CapStar Winston Company, L.L.C., a wholly owned subsidiary of MeriStar Hotels & Resorts, Inc. (“MeriStar”). MeriStar has since merged with and become Interstate Hotels & Resorts, Inc. (“Interstate”). The acquisition included leasehold interests for 45 wholly owned hotels and two joint venture hotels. Simultaneous with acquiring the leasehold interests, Barclay entered into new management contracts with Interstate for 39 of the 47 hotels covered by the leases. These five-year contracts are terminable by Barclay after June 30, 2003, subject to certain conditions and limitations. The Company sold two of the 39 hotels during the third and fourth quarters of 2002 and signed new management contracts for another two, one with Sage Client 453, LLC, an affiliate of Sage Hospitality Resources, LLC (“Sage”) and one with Noble Investment Group, Ltd., (“Noble”). As of December 31, 2002, Interstate managed 35 of the Company’s hotels, Interstate Management and Investment Corporation (“IMIC”) headquartered in Columbia, South Carolina (unrelated to and unaffiliated with Interstate) managed six hotels, Concord Hospitality Enterprises Company (“Concord”) managed two hotels, and Promus Hotels, Inc., an affiliate of Hilton Hotels Corporation (“Hilton”), Sage, and Noble each managed one hotel. Three other hotels, in which the Company has an ownership interest, including two wholly owned properties and one joint venture property, continue to be operated under long-term leases with third parties. Under the terms of the leases, the lessees are obligated to pay the Company the greater of base rent or percentage rent. The leases are designed to allow the Company to participate in the growth in revenues at the hotels by requiring that a portion of each hotel’s room revenues in excess of specified amounts be paid to the Company as percentage rent.

     The acquisition of the leasehold interests from Interstate entitles Barclay to retain the operating profits or losses from the related hotels, which previously accrued to Interstate under the leases and gives the Company (i) more control over the operations of these hotels, (ii) the benefits from any operating margin improvements and risk of any operating margin deterioration at these hotels, and (iii) more flexibility, in that these hotels are no longer encumbered by long term leases that are difficult to amend and expensive to terminate. All of these hotels continue to operate under the same franchise affiliations as prior to the acquisition of the leasehold interests. As a result of the acquisition of the leases, the Company began recording the operations of the hotels in its consolidated financial statements as of July 1, 2002. Accordingly, the lease revenue paid by Barclay, as lessee, to the Company is eliminated in consolidation.

2.     Summary of Significant Accounting Policies:

     Principles of Consolidation. The consolidated financial statements include the accounts of WHI and the Partnership. All significant inter-company balances and transactions have been eliminated.

     Investment in Hotel Properties. Hotel properties are recorded at cost and are depreciated using the straight-line method over estimated useful lives of the assets of 5 and 30 years for furniture, fixtures and equipment, and buildings and improvements, respectively. Upon disposition, both the assets and accumulated depreciation accounts are relieved and the related gain or loss is credited or charged to the income statement. The Company expenses repairs and maintenance costs of the hotels as they are incurred.

     The Company evaluates long-lived assets for potential impairment in accordance with Statement of Financial Accounting Standard No. 144 by analyzing the operating results, trends and prospects for the Company and considering any other events and circumstances that might indicate potential impairment.

     Investment in Joint Venture Properties. Investment in joint venture properties consists of the Company’s direct cash or land contributions to the joint ventures as well as capitalized internal costs of services provided by the Company during the development stage. These internal costs are capitalized at the same percentage as the Company’s ownership interest in each joint venture, with the remaining amount expensed. The Company has provided development and purchasing services during the construction of the hotels, and, upon opening of the hotels, provides on-going asset management services to the joint ventures. The Company receives fees for these services, a percentage of which are recognized as a reduction in the investment in joint venture properties based on the Company’s ownership interest, and the remainder of which are recognized as revenue. The Company uses the equity method to recognize its share of net income or loss of the unconsolidated joint ventures it has invested in.

     The Company evaluates its investment in joint venture properties for potential impairment in accordance with Accounting Principles Board Opinion No. 18 (“APB 18”), The Equity Method of Accounting for Investments in Common Stock. The Company analyzes the operating results, trends and prospects of the joint venture properties and considers any other events and circumstances that might indicate potential impairment.

     Revenue Recognition and Impact of SAB 101. Staff Accounting Bulletin No. 101 (“SAB 101”) was issued by the Securities and Exchange Commission in December 1999 and adopted by the Company effective January 1, 2000. SAB 101 requires that a lessor not recognize contingent rental income until the lessee has achieved annual specified hurdles. The Company accounted for SAB 101 as a change in accounting principle effective January 1, 2000, and recognized the related deferred revenue during 2000. As of December 31, 2002 and 2001, two and 48 of the Company’s wholly owned hotels were leased to third party lessees, respectively. SAB 101 has no impact on the Company’s interim or annual cash flow from its third party lessees, and therefore, on its ability to pay dividends.

     Recently Issued Accounting Standards. In April 2002, the FASB issued Statement of Financial Accounting Standard No. 145, (“SFAS No. 145”) which provides further guidance on early extinguishment of debt. SFAS No. 145 rescinds SFAS Statement No. 4, “Reporting Gains and Losses from Extinguishment of Debt”, and an amendment of that Statement, SFAS No. 64, “Extinguishments of Debt to Satisfy Sinking-Fund Requirements, SFAS No. 44, “Accounting for Intangible Assets of Motor Carriers, and SFAS No. 13, “Accounting for Leases”. The Company’s adoption of SFAS No. 145 is not expected to have a material impact on the Company’s financial statements or results of operations.

     In June 2002, the FASB issued Statement of Financial Accounting Standard No. 146, “Accounting for Costs Associated with Exit or Disposal Activities,” (“SFAS No. 146”) which addresses financial accounting and reporting for costs associated with exit or disposal activities. The Company’s adoption of SFAS No. 146 is not expected to have a material impact on the Company’s financial statements or results of operations.

     In July, 2002, the FASB issued SFAS No. 147 “Acquisitions of Certain Financial Institutions” (“SFAS No. 147”) which is effective for certain transactions arising on or after October 1, 2002. SFAS No. 147 will have no impact on the Company.

     In December, 2002, the FASB issued SFAS No. 148 “Accounting for Stock-Based Compensation — Transition and Disclosure” (“SFAS No. 148”). SFAS No. 148 amends SFAS No. 123, “Accounting for Stock-Based Compensation”, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of Statement 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The Company has adopted the disclosure requirements of SFAS No. 148. The Company currently accounts for stock-based employee compensation in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations. Accordingly, the alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation mandated by SFAS No. 148 are not applicable to the Company at this time.

     FASB Interpretation No. 45 Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB (“FIN 45”), was issued in November 2002. FIN 45 elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. This Interpretation does not prescribe a specific approach for subsequently measuring the guarantor’s recognized liability over the term of the related guarantee.

     The initial recognition and initial measurement provisions of this Interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor ´s fiscal year-end. The disclosure requirements in this Interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company has made the disclosures required by FIN 45.

     FASB Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51 (“ARB No. 51”), was issued in January 2003. This Interpretation clarifies the application of ARB No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN 46 also addresses consolidation by business enterprises of variable interest entities, which have one or both of the following characteristics:

1.     The equity investment at risk is not sufficient to permit the entity to finance its activities without additional subordinated financial support from other parties, which is provided through other interests that will absorb some or all of the expected losses of the entity.

2.     The equity investors lack one or more of the following essential characteristics of a controlling financial interest:

a.     The direct or indirect ability to make decisions about the entity’s activities through voting rights or similar rights,

b.     The obligation to absorb the expected losses of the entity if they occur, which makes it possible for the entity to finance its activities, or

c.     The right to receive the expected residual returns of the entity if they occur, which is the compensation for the risk of absorbing the expected losses.

     This Interpretation is intended to achieve more consistent application of consolidation policies to variable interest entities and, thus, to improve comparability between enterprises engaged in similar activities even if some of those activities are conducted through variable interest entities. Including the assets, liabilities, and results of activities of variable interest entities in the consolidated financial statements of their primary beneficiaries will provide more complete information about the resources, obligations, risks, and opportunities of the consolidated enterprise. Disclosures about variable interest entities in which an enterprise has a significant variable interest but does not consolidate will help financial statement users assess the enterprise ´s risks.

     This Interpretation requires existing unconsolidated variable interest entities to be consolidated by their primary beneficiaries if the entities do not effectively disperse risks among parties involved.

     This Interpretation applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003.

     The Company is in the process of evaluating the provisions of FIN 46 and its effect on the joint ventures disclosed in Note 11.

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

     Deferred Expenses. Included in deferred expenses are franchise fees, loan costs and acquisition costs which are recorded at cost. Amortization of franchise fees is computed using the straight-line method over the term of the related franchise agreement. Amortization of loan costs is computed using the straight-line method over the period of the related debt facility. Acquisition costs are either capitalized to properties when purchased, or expensed.

     Minority Interest in Partnership. Certain hotel properties have been acquired, in part, by the Partnership, through the issuance of limited partnership units of the Partnership. The equity interest in the Partnership created by these transactions represents the Company’s minority interest liability. The Company’s minority interest liability is: (i) increased or decreased by its pro-rata share of the net income or net loss, respectively, of the Partnership; (ii) decreased by distributions; (iii) decreased by redemption of partnership units for WHI’s Common Stock; and (iv) adjusted to equal the net equity of the Partnership multiplied by the limited partners’ ownership percentage immediately after each issuance of units of the Partnership and/or Common Stock of the Company through an adjustment to additional paid-in capital. Income (loss) is allocated to minority interest based on the weighted average percentage ownership throughout the year.

     Earnings Per Share. Net income (loss) per common share is computed by dividing net income (loss) applicable to common shareholders by the weighted-average number of common shares outstanding during the period. Net income (loss) per common share assuming dilution is computed by dividing net income (loss) applicable to common shareholders plus income allocated to minority interest by the weighted-average number of common shares assuming dilution during the period. Weighted average number of common shares assuming dilution includes common shares and dilutive common share equivalents, primarily redeemable limited partnership units and stock options (see Notes 8 and 9).

     Distributions. WHI’s ability to pay regular quarterly distributions is dependent upon receipt of distributions from the Partnership, which in turn is dependent upon the results of operations of the Company’s properties. For federal income tax purposes, 2002 distributions amounted to $0.60 per common share.

     Stock-based Compensation. At December 31, 2002, the Company has one stock-based employee compensation plan, which is described more fully in Note 10. The Company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations. No stock-based employee compensation cost is reflected in net income for the issuance of options, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income (loss) applicable to common shareholders and earnings (loss) per share as if the Company had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation”, to stock-based employee compensation.

	Year Ended December 31,

	2002	2001	2000

Net income (loss) applicable to common shareholders, as reported	$(6,036)	$3,547	$8,117
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	90	143	150

Pro forma net income (loss) applicable to common shareholders	(6,126)	3,404	7,967
Earnings (loss) per share:
Basic and diluted – as reported	$(0.31)	$0.21	$0.48

Basic and diluted – pro forma	$(0.32)	$0.20	$0.47

     Income Taxes. The Company qualifies as a REIT under Sections 856 to 860 of the Internal Revenue Code. Effective July 1, 2002, under the REIT Modernization Act, the Company began leasing its hotels to a wholly owned taxable REIT subsidiary that is subject to federal and state income taxes. The Company accounts for income taxes of this subsidiary in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes.” Under SFAS 109, the Company accounts for income taxes using the asset and liability method under which deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.

     Earnings and profits, which determine the taxability of distributions to shareholders, differ from net income reported for financial reporting purposes due primarily to the differences for federal tax purposes in the estimated useful lives used to compute depreciation and the carrying value (basis) of the investment in hotel properties. For federal income tax purposes, approximately 41%, 39%, and 20% of the distributions declared on WHI’s Common Stock in 2002, 2001, and 2000, respectively, are considered to be return of capital.

     Concentration of Credit Risk. Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash, accounts receivable and notes receivable. The Company places cash deposits at federally insured depository institutions. At December 31, 2002, bank account balances exceeded federal depository insurance limits by approximately $2,092.

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

3.     Notes Receivable:

     In the fourth quarter of 2002, the Company funded a $3,500 mezzanine loan for the purchase and conversion of a historic office building into a 116-room Hampton Inn & Suites hotel in Baltimore, MD’s Inner Harbor (the “Baltimore Hotel”). Subsequently, the Company entered into a joint venture agreement (the “Hall Joint Venture”), with an affiliate of Hall Financial Group, (“Hall”). The Company assigned the $3,500 mezzanine loan to the Hall Joint Venture and retained a 50% interest (or $1,750) in the note through the joint venture. The total cost of the Baltimore Hotel, which is scheduled to open in the first quarter of 2004, is expected to be approximately $19,000. The Company owns 50% of the Hall Joint Venture, and Hall owns the remaining 50%. The Company is paid interest monthly on its $1,750 share of the $3,500 mezzanine loan, at an annual interest rate of 30-day LIBOR plus 10.21% from the date the loan was issued through the date the hotel opens. The Company also accrues interest monthly (“Accrued Interest”) at an annual rate of 12% during this same time. Once the hotel opens, the Company will receive monthly principal and interest payments based on a 10-year amortization period and an annual interest rate of 30-day LIBOR plus 10.21% until the earliest of (a) prepayment of the loan, (b) the initial maturity date of October 29, 2005, or (c) the earlier of (1) 60 days before the maturity date of the borrower’s construction loan, or (2) the prepayment of the construction loan. Additional interest will accrue monthly on the loan at a rate of 8% of gross monthly revenues for one year after the hotel opening date, and at a rate of 10% of gross monthly revenues thereafter through October 29, 2005; 4% of the gross monthly revenues will be paid quarterly and the balance will accrue (“Accrued Participation”). The Accrued Interest and the Accrued Participation constitute the “Aggregate Accrued Amount”. The “Disposition Fee” associated with the loan equals the greater of (1) the Aggregate Accrued Amount, (2) 50% of the appreciation in the fair market value (“FMV”) of the hotel if the loan is repaid during the first 30 months after the loan was issued, and (3) 60% of the appreciation in the FMV of the hotel if the loan is repaid thereafter. The repayment amount of the loan shall equal the outstanding principal balance of the loan, plus (i) all Accrued Interest, (ii) accrued and unpaid monthly interest, (iii) Accrued Participation, and (iv) the Disposition Fee; provided however, if that sum does not provide the Hall Joint Venture with an internal rate of return of 23%, then the repayment amount will equal the outstanding principal balance of the loan, plus the amount necessary to give the Hall Joint Venture an internal rate of return of 23%. The Baltimore Hotel is owned 100% by a single purpose entity (the “Borrower”) unaffiliated with the Company. The Company holds collateral equal to 80% of the ownership interest in the Borrower. The Borrower made an initial equity investment equal to approximately 20% of the total cost of the respective hotel, and there are certain default provisions under which the Company may declare the loan immediately due and payable or may step in and take control of the Borrower, including for failure to maintain specified debt coverage ratios. Shaffin Jetha, principal of the company who will develop the hotel, has unconditionally guaranteed the loan for the benefit of the Company.

     In 2001 and 2000, the Company made three mezzanine loans totaling $3,516 to third party hotel owners. During 2001, the Company provided $2,186 in mezzanine financing to Noble Investments — Tampa, LLC to develop a Hilton Garden Inn in Tampa, FL (the “Tampa Hotel”). The Company receives monthly interest at annual rates based on 30-day LIBOR plus 8.44% until the earliest of (a) prepayment of the loan, (b) the initial maturity date of January 1, 2004, or (c) the earlier of (1) 60 days before the maturity date of the borrower’s qualified refinancing, or (2) February 1, 2006. During 2000, the Company provided $1,080 in mezzanine financing to Noble Investments – Sugarloaf, LLC to develop a Hilton Garden Inn in Atlanta (Sugarloaf), GA (the “Sugarloaf Hotel”). The Company receives monthly interest at annual rates based on 30-day LIBOR plus 7.36% until the earlier of (a) prepayment of the loan or (b) June 30, 2005. Both loans are subject to prepayment penalties during the first three years. When each hotel opened, the Company began to earn interest equal to 2% of gross revenues, 25% of which is paid monthly and the remainder is accrued (“Accrued Interest”). On the earlier of prepayment or the maturity date of each loan, the Company will also receive the greater of the Accrued Interest or, with respect to the Tampa Hotel, 20% of the appreciation in value, and with respect to the Sugarloaf Hotel, 15% of the appreciation in value. In addition to earning interest income, the Company also provided development and purchasing services to Noble during each hotel’s construction stage for additional fee income. The Company co-developed the Sugarloaf Hotel and developed the Tampa Hotel. During 2001 and 2000, these fees totaled $645 and $137, respectively. Both the Tampa Hotel and the Sugarloaf Hotel are owned 100% by unaffiliated single purpose entities (the “Borrowers”). The Company holds collateral equal to 100% of the ownership interest in the Borrowers. The Borrowers made initial equity investments equal to 20% of the total cost of the respective hotel, and there are certain default provisions under which the Company may declare the loan immediately due and payable or may step in and take control of the Borrowers, including for failure to maintain specified debt coverage ratios. Noble Investments LLC and the Noble Company, LLC each unconditionally guaranteed the loan for the benefit of the Company. The Atlanta (Sugarloaf) project opened during the second quarter of 2001, and the Tampa project opened during the first quarter of 2002. In 2001, the Company also provided mezzanine financing totaling $250, which represents a participating interest in a $5,478 mezzanine loan to the owner of a 769-room resort hotel in Orlando, FL. This loan was written off as uncollectible in 2002 due to the severe impact on the Orlando area of the terrorist events of September 11, 2001 and the resulting poor economic conditions.

4.     Deferred Expenses:

     At December 31, 2002 and 2001 deferred expenses consisted of:

	2002	2001

Franchise fees	$1,592	$1,552
Debt facility fees	3,567	3,305

	5,159	4,857
Less accumulated amortization	2,205	1,452

Deferred expenses, net	$2,954	$3,405

5.     Debt:

     The Company’s outstanding debt balance as of December 31, 2002 consisted of amounts due under two debt facilities.

     On December 19, 2001, the Company amended and restated its previous $140,000 line of credit with the same group of banks, led by Wachovia Bank, N.A. The new $125,000, three-year line of credit (the “Line”) bears interest at rates from LIBOR plus 1.75% to 2.50%, based on the Company’s consolidated debt leverage ratio. The Company’s current rate is LIBOR plus 2.00%. A commitment fee of 0.05% is also payable quarterly on the unused portion of the Line. The Company used the proceeds from the Line to pay off the outstanding balances under the previous $140,000 line of credit. The Company has collateralized the Line with 30 of its hotels, with a carrying value of $206,390 as of December 31, 2002. The Line requires the Company to maintain certain financial ratios including maximum leverage, minimum interest coverage and minimum fixed charge coverage, as well as certain levels of unsecured and secured debt and tangible net worth, all of which the Company was in compliance with as of December 31, 2002.

     On December 18, 2000, the Company completed an interest rate swap on $50,000 of its outstanding variable rate debt under the Line. This swap matured on December 18, 2002. This transaction effectively replaced the Company’s variable interest rate based on 30-day LIBOR on $50,000 of the Line with a fixed interest rate of 5.915% until December 18, 2002.

     On January 31, 2003, the Company completed an interest rate swap on $50,000 of its outstanding variable rate debt under the Line. This swap begins on March 31, 2003 and matures on February 27, 2004. This transaction effectively replaces the Company’s variable interest rate based on 30-day LIBOR on $50,000 of the Line with a fixed interest rate of 1.505%. The Line’s interest rate spread is currently 2.00%, equaling a fixed rate of 3.505% on $50,000 from March 31, 2003 through February 27, 2004.

     On November 3, 1998, the Company closed a $71,000 loan with GE Capital Corporation. The ten-year loan, with a 25-year amortization period, bears interest at a fixed rate of 7.375%. Fourteen of the Company’s hotels, with a carrying value of $113,649 as of December 31, 2002, serve as collateral for the loan. The Company used the net proceeds from the loan to pay down the then existing line of credit balance. As of December 31, 2002, $66,406 was outstanding. All unpaid principal and interest are due on December 1, 2008. The loan agreement with GE Capital Corporation requires monthly principal and interest payments of $519 and requires the Company to establish escrow reserves for the purposes of debt service, capital improvements and property taxes and insurance. These reserves, which are held by GE Capital Corporation, totaled $2,991 as of December 31, 2002 and are included in prepaid expenses and other assets on the accompanying Consolidated Balance Sheets.

     As of December 31, 2002 and 2001 the Company’s outstanding debt balance under its Line totaled $72,300 and $102,900, respectively. From January 1, 2001 through December 31, 2001, interest rates on $50,000 of outstanding debt under the Line were at 5.915% plus 1.45%, with the remainder at LIBOR plus 1.45%. From January 1, 2002 through December 18, 2002, interest rates on $50,000 of outstanding debt under the Line were at 5.915% plus 2.00%, or 5.915% plus 2.25%, with the remainder at LIBOR plus 2.00% or 2.25%. Interest costs were payable monthly in arrears. As of December 31, 2002 and 2001 the weighted average interest rates on the outstanding balance under the Line were 6.45% and 6.88%, respectively. During the years ended December 31, 2002, 2001 and 2000, the Company capitalized interest of $0, $0, and $26, respectively, related to hotels under development or major renovation.

     As of December 31, 2002, the Company’s future scheduled debt obligations are as follows:

Year	Amount

2003	$1,376
2004	73,780
2005	1,593
2006	1,715
2007	1,846
Thereafter	58,396

$138,706

6.     Income Taxes:

     The Company has elected to be taxed as a REIT under the Internal Revenue Code. To qualify as a REIT, the Company must meet a number of organizational and operational requirements, including a requirement that it currently distribute at least 90% of its taxable income to its shareholders. It is management’s current intention to adhere to these requirements and maintain the Company’s REIT status. As a REIT, the Company generally will not be subject to corporate level federal income taxes on taxable income it distributes currently to its shareholders. If the Company fails to qualify as a REIT in any taxable year, it will be subject to federal income taxes at regular corporate rates (including any applicable alternative minimum tax) and may not qualify as a REIT for subsequent taxable years. Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain state and local taxes on its income and property, and to federal income and excise taxes on its undistributed taxable income. In addition, taxable income from non-REIT activities conducted through taxable REIT subsidiaries is subject to federal, state and local income taxes.

     Prior to July 1, 2002, the Company had not been required to provide for federal income taxes because dividends paid deductions had been sufficient to offset the REIT taxable income. Effective July 1, 2002, (under the RMA that became effective January 1, 2001), the Company leases substantially all of its hotels to its wholly owned taxable REIT subsidiary, Barclay Hospitality Services Inc. (“Barclay”), which is subject to federal and state income taxes. The Company accounts for income taxes in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes.” Under SFAS 109, the Company accounts for income taxes using the asset and liability method under which deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases.

     The components of income tax benefit for the year ended December 31, 2002 are as follows:

Deferred:
Federal	$6,748
State	577

Income tax benefit	$7,325

     The deferred tax benefit was calculated using an effective tax rate of 38 percent applied to the net loss of Barclay, and other temporary differences primarily related to the acquisition of the leases from Interstate. The deferred tax benefit relates mainly to the payment to acquire the operating leases from Interstate effective July 1, 2002, which was expensed for financial reporting purposes, whereas, for tax purposes, this payment will be amortized over the remaining lives of the leases. The Company believes that Barclay will generate sufficient future taxable income to realize in full this deferred tax asset. Accordingly, no valuation allowance has been recorded as of December 31, 2002. As of December 31, 2002, the Company had net operating losses totaling $2,553 for federal and state income tax purposes with expiration dates through 2022.

     A reconciliation of the Company’s statutory income tax rate to effective tax rate for the year ended December 31, 2002 is as follows:

Statutory U.S. federal income tax benefit	35%
State income tax benefit	3%
Non-taxable REIT income	-151%

Effective tax rate	-113%

     The following table reconciles GAAP net income to taxable REIT income for the years ended December 31, 2002, 2001, and 2000:

	2002	2001	2000

GAAP net income	$902	$10,485	$15,055
Plus GAAP net loss on taxable subsidiary included above	11,940	—	—

GAAP net income from REIT operations	12,842	10,485	15,055
Book / tax differences on depreciation and amortization	4,392	4,314	3,470
Book / tax differences on deferred lease revenue	(1,266)	727	499
Book / tax differences on loss on sale of property	(831)	(266)	(135)
Other book / tax differences, net	(954)	375	731

Taxable income subject to distribution requirement	$14,183	$15,635	$19,620

7.     Derivative Instruments:

     On January 1, 2001, the Company adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” which establishes accounting and reporting standards for derivative instruments. Specifically, SFAS No. 133 requires an entity to recognize all derivatives as either assets or liabilities on the balance sheet and to measure those instruments at fair value. Additionally, the fair value adjustments will affect either shareholders’ equity or net income depending on whether the derivative instrument qualifies as a hedge for accounting purposes and, if so, the nature of the hedging activity.

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

     As of January 1, 2001, the adoption of the new standard resulted in derivative instruments reported on the Company’s Consolidated Balance Sheets of $1 in assets and $245 in liabilities; an adjustment of $(245) to “Accumulated other comprehensive income (loss),” which are gains and losses not affecting Distributions in excess of earnings in the Consolidated Statement of Shareholders’ Equity; and an adjustment of $(17) recorded as a “General and administrative” expense in the Consolidated Statements of Income.

     The Company’s financing facilities consist of a $125,000 variable rate line of credit and a $71,000 fixed rate loan with a ten-year maturity and a twenty-five-year amortization period. To reduce overall interest cost, the Company uses interest rate instruments, typically an interest rate cap agreement or an interest rate swap agreement, to convert a portion of its variable-rate debt to fixed-rate debt. Interest rate differentials that arise under these agreements are recognized in interest expense over the life of the contracts.

     As of December 31, 2002, the Company did not have any derivative financial instruments. However, on January 31, 2003, the Company completed an interest rate swap on $50,000 of its outstanding variable rate debt under the Line. This swap begins on March 31, 2003 and matures on February 27, 2004. This transaction effectively replaces the Company’s variable interest rate based on 30-day LIBOR on $50,000 of the Line with a fixed interest rate of 1.505%. The Line’s interest rate spread is currently 2.00%, equaling a fixed rate of 3.505% on $50,000 from March 31, 2003 through February 27, 2004.

     The interest rate swap agreement that begins on March 31, 2003 converts variable payments to fixed payments and is, therefore, characterized as a cash flow hedge. Cash flow hedges address the risk associated with future cash flows of debt transactions. Derivative instruments are reported at their fair values of and included in “Accounts payable and accrued expenses” on the Company’s Consolidated Balance Sheets. Offsetting adjustments are represented as deferred gains or losses in “Accumulated other comprehensive income (loss)”. Over time, the unrealized gains and losses held in “Accumulated other comprehensive income (loss)” will be reclassified into earnings in the same periods in which the hedged interest payments affect earnings.

8.     Capital Stock:

     On March 25, 2002, the Company completed a Common Stock offering, selling 2.75 million shares, which generated cash proceeds totaling $23,389. In addition, on April 2, 2002, the Company sold an additional 412,500 Common Shares generating cash proceeds of $3,508. The Company used the proceeds to reduce its outstanding debt balance under the Line.

     WHI has issued 3,000,000 shares of 9.25% Series A Cumulative Preferred Stock. Except in the event of certain occurrences, the preferred shares were not redeemable prior to September 28, 2001. Since that date, the preferred shares have been redeemable for cash at the option of the Company, in whole or in part, at a redemption price of $25 per share, plus unpaid cumulative distributions.

     Pursuant to the Partnership Agreement of the Partnership, the holders of limited partnership units have certain redemption rights (the “Redemption Rights”), which enable them to cause the Partnership to redeem their units in the Partnership in exchange for shares of Common Stock on a one-for-one basis or, at the option of the Company, for an equivalent amount of cash. The number of shares issuable upon exercise of the Redemption Rights will be adjusted upon the occurrence of stock splits, mergers, consolidations or similar pro-rata share transactions, which otherwise would have the effect of diluting the ownership interests of the limited partners or the shareholders of WHI. As of December 31, 2002, the total number of partnership units outstanding was 1,298,480.

9.     Earnings Per Share:

     The following is a reconciliation of the net income (loss) applicable to common shareholders used in the net income (loss) per common share calculation to the net income (loss) assuming dilution used in the net income (loss) per common share – assuming dilution calculation:

	Year Ended December 31,

	2002	2001	2000

Net income	$902	$10,485	$15,055
Less: preferred shares distribution	6,938	6,938	6,938

Net income applicable to common shareholders	(6,036)	3,547	8,117
Plus: income allocation to minority interest	—	272	625

Net income assuming dilution	$(6,036)	$3,819	$8,742

     The following is a reconciliation of the weighted average shares used in net income (loss) per common share to the weighted average shares used in net income (loss) per common share – assuming dilution:

	Year Ended December 31,

	2002	2001	2000

Weighted average number of common shares	19,308	16,926	16,890
Weighted average partnership units with	—	1,298	1,298
redemption rights
Stock options	—	15	—

Weighted average number of common shares assuming dilution	19,308	18,239	18,188

     As of December 31, 2002, there were 795,000 stock options outstanding which were antidilutive (see Note 10).

10.     Stock Incentive Plan:

     During 1998, the Company amended the Winston Hotels, Inc. Stock Incentive Plan (the “Plan”). The amendment increased the number of shares of Common Stock that may be issued under the Plan to 1,600,000 shares plus an annual increase to be added as of January 1 of each year, beginning January 1, 1999, equal to the lesser of (i) 500,000 shares; (ii) 8.5% of any increase in the number of authorized and issued shares (on a fully diluted basis) since the immediately preceding January 1; or (iii) a lesser number determined by the Board of Directors. The Plan permits the grant of incentive or nonqualified stock options, stock appreciation rights, stock awards and performance shares to participants. Under the Plan, the Compensation Committee of the Company determines the exercise price of an option. In the case of incentive stock options, the exercise price cannot be less than the market price of the Company’s Common Stock on the date of grant and the maximum term of an incentive stock option is ten years. Stock options and stock awards are granted upon approval of the Compensation Committee and generally are subject to vesting over a period of years. The number of securities that remain available for future issuance under the Plan totaled 644,964 as of December 31, 2002.

     During 2002, 2001 and 2000, the Company granted awards of Common Stock to certain executive officers and Vice Presidents. The total numbers of shares granted were 115,000, 28,000, and 81,000, respectively. These shares vest 20% immediately and 20% on the anniversary of the grant date over each of the next four years.

     On January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 123, “Accounting for Stock Based Compensation” (“SFAS 123”). Under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations, and as permitted by SFAS 123, no compensation cost has been recognized for options granted under the Plan. Had the fair value method been used to determine compensation cost, the impact on the Company’s 2002, 2001 and 2000 net income would have been a decrease of $90, $143, and $150, respectively, and a corresponding decrease in net income (loss) per Common Share of $0.01, $0.01 and $0.01, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants in 2000: dividend of $1.12; expected volatility of 26.1%; risk-free interest rate of 5.5%, and an expected life of five years for all options. The estimated weighted average fair value per share, of the options granted in 2000 were $0.24. There were no options granted in 2002 or 2001.

     A summary of the status of stock options granted under the Plan as of December 31, 2002, 2001 and 2000, and changes during the years ended on those dates, is presented below:

	2002		2001		2000

		Weighted		Weighted		Weighted
		Average		Average		Average
	Shares	Exercise Price	Shares	Exercise Price	Shares	Exercise Price

Outstanding at beginning of year	1,055,000	$11.13	1,100,000	$11.13	1,100,000	$11.25
Granted	—	—	—	—	25,000	8.50
Exercised	—	—	—	—	—	—
Forfeited	(260,000)	11.31	(45,000)	11.04	(25,000)	13.88

Outstanding at end of year	795,000	$11.07	1,055,000	$11.13	1,100,000	$11.13

Options exercisable at year-end	730,500		790,750		638,500

     The following table summarizes information about the Plan at December 31, 2002:

Exercise			Average Remaining
Price	Options Outstanding	Options Exercisable	Contractual Life (years)

$8.50	25,000	12,500	7.1
$8.75	260,000	208,000	6.0
$9.38	12,000	12,000	6.4
$10.00	28,000	28,000	1.4
$11.31	50,000	50,000	2.8
$11.38	90,000	90,000	3.0
$12.38	50,000	50,000	5.4
$13.19	250,000	250,000	5.0
$13.88	30,000	30,000	4.8

11.     Commitments:

     The Company leases its corporate office under a non-cancelable lease. Under the terms of the lease, the Company makes lease payments through February 2005. Commitments for minimum rental payments are as follows:

Year ending December 31:	Amount

2003	$364
2004	372
2005	63

Total	$799

     Rental expense for the years ended December 31, 2002, 2001 and 2000 was $323, $327, and $193, respectively.

     The Company has future lease commitments from its third party lessees under the percentage leases through 2008. Minimum future rental payments contractually due to the Company under these non-cancelable operating leases are as follows:

Year ending December 31:	Amount

2003	$3,064
2004	3,064
2005	3,064
2006	3,064
2007	3,064
Thereafter	1,277

Total	$16,597

     Effective July 1, 2002, the Company, through its TRS Lessee, Barclay, acquired the leasehold interests for 47 of its hotels from Capstar Winston Company, L.L.C., a wholly owned subsidiary of Meristar. Under the terms of the percentage leases, the Company’s third party lessees are obligated to pay the Company the greater of base rents or percentage rents. The Company earned minimum base rents of $19,145, $34,872, and $34,405 for the years ended December 31, 2002, 2001 and 2000, respectively, and percentage rents of $10,773, $19,883, and $28,025 for the years ended December 31, 2002, 2001, and 2000, respectively. The percentage rents are based on percentages of gross room revenue and certain food and beverage revenues of the lessees.

     Pursuant to the percentage leases, the Company is obligated to pay 5% of room revenues (7% of gross room, food and beverage revenues from one of its full-service hotels) to fund periodic improvements to the buildings and grounds, and the periodic replacement and refurbishment of furniture, fixtures and equipment. This obligation is cumulative, in that any capital expenditures made in one year in excess of the required limit shall serve as a credit for future years.

     For one of the hotels, the Company leases the land under an operating lease, which expires on December 31, 2062. Expenses incurred in 2002, 2001 and 2000 related to this land lease totaled $307, $388, and $454, respectively. Minimum future rental payments contractually due by the Company under this lease are as follows: 2003 — $110, 2004 — $110, 2005 — $110, 2006 — $110, 2007 — $110, 2008 and thereafter — $6,050.

     During the second quarter of 2002, the Company entered into a joint venture agreement with Concord Lodging Investment Partners (Winston), LLC, an affiliate of Concord Hospitality Enterprises Company (“Concord”), (the “Concord Joint Venture”) to acquire existing poor performing hotels that are in receivership, closed, located within a site that could be redeveloped or that could be repositioned or reflagged, or other hotel assets that are believed to be solid investments. The Company purchased a 50% interest in the Concord Joint Venture. The Concord Joint Venture subsequently purchased an operating Fairfield Inn & Suites hotel in West Des Moines, IA, and a non-operating vacant hotel in Beachwood, OH. The Fairfield Inn & Suites hotel has been converted from a Wingate hotel and the Beachwood, OH hotel (“Beachwood Courtyard”) is currently under renovation and expected to open as a Courtyard by Marriott in April 2003.

     During the fourth quarter of 2002, the Company entered into a joint venture agreement with Charlesbank Capital Partners, LLC (“Charlesbank”) to acquire more than $100,000 of hotel assets. Charlesbank is a private investment firm that manages capital on behalf of a range of institutional investors. The Company serves as the managing member of the joint venture, (the “Charlesbank Venture”) which targets limited-service, upscale extended stay, and small, full-service branded hotels in secondary and primary markets. The Charlesbank Venture focuses on acquisitions that have turnaround or upside potential and can benefit from additional capital and aggressive asset management, which may include renovating, repositioning, rebranding, or a change in management. Under the terms of the joint venture agreement, Charlesbank will provide 85 percent and the Company will provide the remaining 15 percent of the total equity committed to each acquisition the entity approves.

     During the fourth quarter of 2002, the Charlesbank Venture and Concord subsequently formed a new joint venture entity, WCC Project Company LLC. Both the West Des Moines, IA Fairfield Inn & Suites hotel and the Beachwood Courtyard were transferred from the Concord Joint Venture to WCC Project Company LLC. Subsequent to Charlesbank’s equity contribution in WCC Project Company LLC, Charlesbank’s ownership totals 73.95 percent, Concord’s ownership was reduced from 50 percent to 13 percent and the Company’s ownership was reduced from 50 percent to 13.05 percent. As of December 31, 2002, the Company’s investment in the Charlesbank Joint Venture totaled $1,015. The Company, through the Charlesbank Venture, receives cash distributions of any operating profits from WCC Project Company LLC on a quarterly basis.

     The Company and Concord have jointly signed a completion guarantee for the Beachwood Courtyard, providing a guaranty to the lender of the full, complete and satisfactory completion of the renovation of the property. Under the completion guarantee, upon default by the borrower, the Company is required to (a) immediately assume responsibility for the completion of the project at its sole cost and expense, or (b) cure or cause the borrower to cure any such default. Pursuant to the completion guarantee agreement, the construction process to renovate the hotel is to be completed by June 26, 2003. The renovation is under way and expected to be completed in April 2003. The Company estimates that the total cost to renovate the Beachwood Courtyard will be approximately $9,800, of which $6,400 had been incurred as of December 31, 2002.

     During 2000, the Company entered a joint venture agreement with Marsh Landing Investment, LLC (“Marsh”) to jointly develop an $8 million, 118-room Hampton Inn in Ponte Vedra, FL. This hotel opened in December 2000. The Company owns 49% of the joint venture, and Marsh, a company owned by Charles M. Winston and James H. Winston, owns the remaining 51%. Both Charles M. Winston and James H. Winston serve on the Company’s Board of Directors. The Company is providing on-going asset management services to the joint venture for additional fee income. Marsh currently may offer the Company the right to purchase Marsh’s interest in the joint venture and, if the Company refuses to purchase the interest, Marsh may cause the joint venture to sell the hotel owned by the joint venture to a third party. In addition, at the Company’s option, it has the right to acquire Marsh’s interest in the joint venture (1) at any time after December 2005 or (2) if Marsh fails to sell the hotel following the Company’s rejection of an offer by Marsh to sell it’s interest in the joint venture to the Company.

     During 1999, the Company entered into a joint venture agreement with a subsidiary of Regent Partners, Inc. (the “Regent Joint Venture”) to jointly develop and own upscale hotel properties. The Regent Joint Venture consists of two separate joint ventures, each of which owns one hotel. The first hotel, a $16 million full-service 157-room Hilton Garden Inn in Windsor, CT, opened in September 2000 and the second hotel, a $20 million full-service 178-room Hilton Garden Inn in Evanston, IL, opened in July 2001. The Company provided development and asset purchasing services during the construction of each hotel for fees, and is providing on-going asset management services to generate additional fee income. Regent currently may offer the Company the right to purchase its interest in either of the Regent Joint Ventures and, if the Company refuses to purchase the interest, Regent may cause the joint venture to sell the hotel owned by the applicable joint venture to a third party. In addition, at the Company’s option, it has the right to acquire Regent’s interest in either joint venture (1) at any time after 60 months following the date the applicable hotel commenced operations or (2) if Regent fails to sell the applicable hotel following the Company’s rejection of an offer by Regent to sell the Company its interest in that joint venture. The Company owns a 49% ownership interest in the Regent Joint Venture.

     Under the terms of the operating agreement for each joint venture, the Company must approve all major decisions, including refinancing or selling the respective hotels, making loans, changes in partners’ interests, entering into material contracts, and purchasing or acquiring assets. The Company does not have a controlling interest in any of the joint ventures.

     As of December 31, 2002, the total assets of the Company’s joint ventures were $55,908, total liabilities were $34,108, and total equity was $21,800. For the years ended December 31, 2002 and 2001, the total revenue of the Company’s joint ventures was $7,037 and $4,394, and total expenses were $4,666 and $3,326, resulting in net income of $2,371 and $1,068, respectively. During the year ended December 31, 2002, the unaudited financial statements of the joint ventures reflected aggregate cash flow provided by operating activities of $4,793, cash used in investing activities of $11,544, principally for hotel additions, and cash provided by financing activities of $7,627, principally in the form of loan proceeds and capital contributions less distributions to joint venture partners.

12.     Disclosures about Fair Value of Financial Instruments:

     The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Class	Method
Cash, lease revenue receivable, notes receivable, accounts payable and accrued expenses:	Carrying amount approximates fair value.

Interest rate swap agreement:	Fair value is estimated by obtaining quotes from brokers.
Long-term debt:	Fair value is estimated based on current rates offered to the Company for debt of the same remaining maturities.
Due to banks:	Carrying amount approximates fair value.

     The estimated fair values of the Company’s financial instruments are as follows:

	2002		2001

	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value

Liabilities:
Long-term debt	$66,406	$66,637	$67,684	$65,522
Due to banks	72,300	72,300	102,900	102,900
Interest rate swap in a net liability position	—	—	1,844	1,844

13.     Discontinued Operations

     The Company adopted Statement of Financial Accounting Standard No. 144 (“SFAS No. 144”) effective January 1, 2002 which requires, among other things, that the operating results of certain real estate assets which have been sold subsequent to January 1, 2002, or otherwise qualify as held for disposition (as defined by SFAS No. 144), be included in discontinued operations in the statements of operations for all periods presented. Four of our wholly owned hotels were sold during 2002. The operating results for these four hotels are included in discontinued operations in the statements of operations for all periods presented. The Company has not allocated interest expense to the results of the discontinued operations in accordance with EITF No. 87-24. The Company had no assets that qualified as held for disposition as defined by SFAS No. 144 at December 31, 2002. This change has resulted in certain reclassifications to the 2001 and 2000 financial statement amounts.

     Condensed financial information of the results of operations for the hotels sold included in discontinued operations is as follows:

	2002	2001	2000

Total revenue	$1,898	$1,923	$2,079
Total expenses	1,731	1,279	1,286

Income (loss) from discontinued operations	167	644	793
Allocation to minority interest — income (loss) from discontinued operations	10	46	57
Gain (loss) on sale of discontinued operations	(764)	—
Allocation to minority interest — gain (loss) on sale of discontinued operations	(45)	—
Income tax expense (benefit)	116	—	—

Income (loss) from discontinued operations	(678)	598	736

14.     Quarterly Financial Data (Unaudited):

     Summarized unaudited quarterly results of operations for the years ended December 31, 2002 and 2001 are as follows:

2002	First	Second	Third	Fourth

Total revenue	$9,880	$10,146	$42,044	$30,274
Total expenses	11,231	28,058*	31,623	28,841

Income (loss) before loss on sale of properties, allocation to minority interest, income taxes and equity income of unconsolidated subsidiaries	(1,351)	(17,912)	10,421	1,433
Loss on sale of property	—	—	—	—
Income allocation to minority interest	(208)	(788)	547	72
Income tax benefit	—	(6,714)*	(461)	(265)
Equity in income of unconsolidated subsidiaries	5	(56)	25	1,198

Income (loss) from continuing operations	(1,138)	(10,466)	10,360	2,824
Discontinued operations Income (loss) from discontinued operations, net	44	97	(20)	(80)
Loss on sale of discontinued operations	—	(742)	(622)	645

Net Income	(1,094)	(11,111)	9,718	3,389
Preferred stock distribution	(1,734)	(1,734)	(1,734)	(1,736)

Net income (loss) applicable to common shareholders	$(2,828)	$(12,845)	$7,984	$1,653

Income (loss) per common share:
Basic and diluted:
Income (loss) from continuing operations	$(0.16)	$(0.61)	$0.43	$0.05
Income (loss) from discontinued operations	—	(0.03)	(0.03)	0.03

Net income (loss) per common share - basic and diluted	$(0.16)	$(0.64)	$0.40	$0.08

*	- During the second quarter of 2002, the Company acquired the leasehold interests for 47 of its hotels from Interstate. The acquisition cost of $17,668 was expensed and a related income tax benefit of $6,714 was recorded.

2001	First	Second	Third	Fourth

Total revenue	$9,875	$10,931	$14,542	$19,674
Total expenses	11,795	11,113	11,007	10,835

Income (loss) before loss on sale of properties, allocation to minority interest and income taxes equity income of unconsolidated subsidiaries	(1,920)	(182)	3,535	8,839
Loss on sale of property	—	(682)	—	—
Income allocation to minority interest	(263)	(182)	126	545
Income tax benefit	—	—	—	—
Equity in income of unconsolidated subsidiaries	(45)	41	(36)	563

Income (loss) from continuing operations	(1,702)	(641)	3,373	8,857
Discontinued operations
Income (loss) from discontinued operations, net	6	29	172	391
Loss on sale of discontinued operations	—	—	—	—

Net Income	(1,696)	(612)	3,545	9,248
Preferred stock distribution	(1,734)	(1,734)	(1,734)	(1,736)

Net income (loss) applicable to common shareholders	$(3,430)	$(2,346)	$1,811	$7,512

Income (loss) per common share:
Basic and diluted:
Income (loss) from continuing operations	$(0.20)	$(0.14)	$0.10	$0.42
Income (loss) from discontinued operations	—	—	0.01	0.02

Net income (loss) per common share - basic and diluted	$(0.20)	$(0.14)	$0.11	$0.44

WINSTON HOTELS, INC
SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION
as of December 31, 2002
($ in thousands)

			Initial Cost		Cost Capitalized Subsequent to Acquisition		Gross Amounts Carried at Close of Period

Description	Encum- brances		Land	Buildings and Improve- ments	Land	Buildings and Improve- ments	Land	Buildings and Improve- ments	Total	Accumu- lated Depreci- ation Buildings and Improve- ments	Net Book Value Land, Buildings and Improve- ments	Date of Acquisi- tion	Life Upon Which Depreci- iation in Latest Income Statement is Computed

Hampton Inn Boone, NC	(*	)	$264	$2,750	$115	$737	$379	$3,487	$3,866	$1,273	$2,593	6/2/94	30
Hampton Inn Brunswick, GA	(*	)	716	3,887	8	813	724	4,700	5,424	1,512	3,912	6/2/94	30
Hampton Inn Cary, NC	(*	)	613	4,596	4	949	617	5,545	6,162	1,858	4,304	6/2/94	30
Hampton Inn Charlotte, NC	#		833	3,609	34	402	867	4,011	4,878	1,237	3,641	6/2/94	30
Hampton Inn Durham, NC	(*	)	634	4,582	16	1,070	650	5,652	6,302	1,826	4,476	6/2/94	30
Hampton Inn & Suites Gwinnett, GA	#		557	6,959	21	155	578	7,114	7,692	1,539	6,153	7/18/96	30
Hampton Inn Hilton Head, SC	(*	)	310	3,969	11	990	321	4,959	5,280	1,546	3,734	11/29/94	30
Hampton Inn Jacksonville, NC	(*	)	473	4,140	18	518	491	4,658	5,149	1,524	3,625	6/2/94	30
Hampton Inn Las Vegas, NV	(*	)	856	7,945	18	199	874	8,144	9,018	1,272	7,746	5/20/98	30
Hampton Inn Perimeter , GA	#		914	6,293	4	141	918	6,434	7,352	1,368	5,984	7/19/96	30
Hampton Inn Raleigh, NC	#		697	5,955	6	1,329	703	7,284	7,987	2,063	5,924	5/18/95	30
Hampton Inn Southlake, GA	(*	)	680	4,065	15	692	695	4,757	5,452	1,600	3,852	6/2/94	30
Hampton Inn W. Springfield, MA	#		916	5,253	6	756	922	6,009	6,931	1,136	5,795	7/14/97	30
Hampton Inn White Plains, NY	#		1,382	10,763	48	438	1,430	11,201	12,631	1,976	10,655	10/29/97	30
Hampton Inn Wilmington, NC	(*	)	460	3,208	25	622	485	3,830	4,315	1,291	3,024	6/2/94	30
Comfort Inn Charleston, SC	#		438	5,853	23	2,415	461	8,268	8,729	2,000	6,729	5/18/95	30
Comfort Inn Chester, VA	(*	)	661	6,447	5	449	666	6,896	7,562	1,989	5,573	11/29/94	30

			Initial Cost		Cost Capitalized Subsequent to Acquisition		Gross Amounts Carried at Close of Period

Description	Encum- brances		Land	Buildings and Improve- ments	Land	Buildings and Improve- ments	Land	Buildings and Improve- ments	Total	Accumulated Depreciation Buildings and Improve- ments	Net Book Value Land, Buildings and Improve- ments	Date of Acquisition	Life Upon Which Depreciation in Latest Income Statement is Computed

Comfort Inn Durham, NC	(*	)	947	6,208	37	594	984	6,802	7,786	2,005	5,781	11/29/94	30
Comfort Inn Fayetteville, NC	(*	)	1,223	8,047	16	778	1,239	8,825	10,064	2,588	7,476	11/29/94	30
Comfort Inn Greenville, SC	(*	)	871	3,551	20	1,445	891	4,996	5,887	1,351	4,536	5/6/94	30
Comfort Inn Wilmington, NC	(*	)	532	5,889	27	851	559	6,740	7,299	2,223	5,076	6/2/94	30
Comfort Suites Orlando, FL	#		1,357	10,180	43	966	1,400	11,146	12,546	2,127	10,419	5/1/97	30
Homewood Suites Alpharetta, GA	(*	)	985	6,621	30	92	1,015	6,713	7,728	1,234	6,494	5/22/98	30
Homewood Suites Cary, NC	#		1,010	12,367	36	596	1,046	12,963	14,009	2,886	11,123	7/9/96	30
Homewood Suites Clear Lake, TX	#		879	5,978	6	263	885	6,241	7,126	1,297	5,829	9/13/96	30
Homewood Suites Durham, NC	(*	)	1,074	6,136	(124)	680	950	6,816	7,766	958	6,808	11/14/98	30
Homewood Suites Lake Mary, FL	(*	)	871	6,987	11	295	882	7,282	8,164	1,120	7,044	11/4/98	30
Homewood Suites Phoenix, AZ	(*	)	1,402	9,763	26	76	1,428	9,839	11,267	1,520	9,747	6/1/98	30
Homewood Suites Raleigh, NC	(*	)	1,008	10,076	15	426	1,023	10,502	11,525	1,684	9,841	3/9/98	30
Holiday Inn Express Abingdon, VA	(*	)	918	2,263	(481)	528	437	2,791	3,228	563	2,665	5/7/96	30
Holiday Inn Express Clearwater, FL	(*	)	510	5,854	6	899	516	6,753	7,269	1,291	5,978	8/6/97	30
Holiday Inn Select Dallas, TX	(*	)	1,060	13,615	26	3,172	1,086	16,787	17,873	3,966	13,907	5/7/96	30
Holiday Inn Secaucus, NJ	(*	)	—	13,699	—	1,298	—	14,997	14,997	2,531	12,466	5/27/98	30
Holiday Inn Tinton Falls, NJ	(*	)	1,261	4,337	7	1,609	1,268	5,946	7,214	1,040	6,174	4/21/98	30
Courtyard by Marriott Ann Arbor, MI	#		902	9,850	14	1,020	916	10,870	11,786	2,076	9,710	9/30/97	30
Courtyard by Marriott Houston, TX	(*	)	1,211	9,154	55	2,037	1,266	11,191	12,457	2,238	10,219	7/14/97	30
Courtyard by Marriott Wilmington, NC	#		742	5,907	5	100	747	6,007	6,754	1,201	5,553	12/19/96	30
Courtyard by Marriott Winston-Salem, NC	(*	)	915	5,202	4	507	919	5,709	6,628	693	5,935	10/3/98	30

			Initial Cost		Cost Capitalized Subsequent to Acquisition		Gross Amounts Carried at Close of Period

Description	Encum- brances		Land	Buildings and Improve- ments	Land	Buildings and Improve- ments	Land	Buildings and Improve- ments	Total	Accumu- lated Depreci- ation Buildings and Improve- ments	Net Book Value Land, Buildings and Improve- ments	Date of Acquisi- tion	Life Upon Which Depreci- iation in Latest Income Statement is Computed

Hilton Garden Inn Albany, NY	(*	)	1,168	11,236	—	22	1,168	11,258	12,426	1,751	10,675	5/8/98	30
Hilton Garden Inn Alpharetta, GA	(*	)	1,425	11,719	1	65	1,426	11,784	13,210	1,894	11,316	3/17/98	30
Hilton Garden Inn Raleigh, NC	(*	)	1,901	9,209	4	31	1,905	9,240	1,145	1,409	9,736	5/8/98	30
Quality Suites Charleston, SC	#		912	11,224	—	1,104	912	12,328	13,240	3,489	9,751	5/18/95	30
Residence Inn Phoenix, AZ	#		2,076	13,311	55	399	2,131	13,710	15,841	2,251	13,590	3/3/98	30
Fairfield Inn Ann Arbor, MI	(*	)	542	3,743	26	583	568	4,326	4,894	816	4,078	9/30/97	30

			$39,106	$312,400	$242	$33,111	$39,348	$345,511	$384,859	$75,212	$309,647

*	Property serves as collateral for the $125,000 line of credit which closed effective December 19, 2001 (see Note 5).

#	Property serves as collateral for the $71,000 note through GE Capital Corporation (see Note 5).

WINSTON HOTELS, INC.
NOTES TO SCHEDULE III

	2002	2001

(a) Reconciliation of Real Estate:
Balance at beginning of period	$400,138	$403,716
Acquisitions during period	—	—
Dispositions during period	17,931	6,861
Additions during period	2,652	3,283

Balance at end of period	$384,859	$400,138

(b) Reconciliation of Accumulated Depreciation:
Balance at beginning of period	66,642	54,236
Depreciation for period	13,240	13,668
Dispositions during period	4,670	1,262

Balance at end of period	$75,212	$66,642

(c) The aggregate cost of land, Build- ings and Improve- ments for federal income tax purposes is approximately $368,127.

INDEX TO EXHIBITS

Exhibit	Description

3.1(9)	Restated Articles of Incorporation
3.2 (12)	Amended and Restated Bylaws
4.1(1)	Specimen certificate for Common Stock, $0.01 par value per share
4.2(4)	Specimen certificate for 9.25% Series A Cumulative Preferred Stock
4.3(9)	Restated Articles of Incorporation
4.4 (12)	Amended and Restated Bylaws
10.1 (3)	Second Amended and Restated Agreement of Limited Partnership of WINN Limited
Partnership
10.2 (4)	Amendment No. 1 dated September 11, 1997 to Second Amended and Restated Agreement of
Limited Partnership of WINN Limited Partnership
10.3 (5)	Amendment No. 2 dated December 31, 1997 to Second Amended and Restated Agreement of
Limited Partnership of WINN Limited Partnership
10.4 (11)	Amendment No. 3 dated September 14, 1998 to Second Amended and Restated Agreement of
Limited Partnership of WINN Limited Partnership
10.5 (10)	Amendment No. 4 dated October 1, 1999 to Second Amended and Restated Agreement of
Limited Partnership of WINN Limited Partnership
10.6 (13)	Amendment No. 5 dated as of January 1, 2002 to Second Amended and Restated Agreement of
Limited Partnership of WINN Limited Partnership
10.7	Amendment No. 6 dated as of April 2, 2002 to Second Amended and Restated Agreement of
Limited Partnership of WINN Limited Partnership
10.8 (2)	Limitation of Future Hotel Ownership and Development Agreement
10.9 (6)	Winston Hotels, Inc. Stock Incentive Plan as amended May 1998
10.10 (7)	Loan Agreement by and between Winston SPE LLC and CMF Capital Company LLC dated
November 3, 1998
10.11 (7)	Promissory note dated November 3, 1998 by and between Winston SPE LLC and CMF Capital
Company, LLC
10.12 (8)	Winston Hotels, Inc. Executive Deferred Compensation Plan
10.13 (13)	Second Amended and Restated Syndicated Credit Agreement, dated as of December 19,
2001, among Wachovia Bank, N.A., Branch Banking and Trust Company, SouthTrust Bank,
N.A., Centura Bank, Winston Hotels, Inc., WINN Limited Partnership and Wachovia Bank,
N.A. as Agent (the "Credit Agreement")
10.14 (13)	Amended and Restated Promissory Note, dated as of December 19, 2001, from Winston
Hotels, Inc. and WINN Limited Partnership to Wachovia Bank, N.A. for the principal sum of $48,000,000 pursuant to the Credit Agreement
10.15 (13)	Amended and Restated Promissory Note, dated as of December 19, 2001, from Winston
Hotels, Inc. and WINN Limited Partnership to Branch Banking and Trust Company for the
principal sum of $40,000,000 pursuant to the Credit Agreement

Exhibit	Description

10.16 (13)	Amended and Restated Promissory Note, dated as of December 19, 2001, from Winston
Hotels, Inc. and WINN Limited Partnership to SouthTrust Bank, N.A. for the principal sum of $22,000,000 pursuant to the Credit Agreement
10.17 (13)	Amended and Restated Promissory Note, dated as of December 19, 2001, from Winston
Hotels, Inc. and WINN Limited Partnership to Centura Bank for the principal sum of
$15,000,000 pursuant to the Credit Agreement
10.18 (13)	Extension Agreement; Second Modification Agreement of Form of Deed of Trust,
Assignment of Rents, Security Agreement and Financing Statement used to secure certain obligations under the Credit Agreement (not including certain variations existing in the different states where the properties are located)
10.19 (14)	Leasehold Acquisition Agreement, dated as of June 28, 2002, by and among Winston
Hotels, Inc., CapStar Winston Company, LLC, MeriStar Management Company, LLC, Barclay
Hospitality Services Inc. and certain affiliates of the foregoing parties
10.20 (14)	Hotel Management Agreement, dated July 1, 2002, by and between Barclay Hospitality
Services, Inc. and MeriStar Management Company, L.L.C.
10.21	Employment Agreement, dated January 2, 2003, by and between Robert W. Winston, III and
Winston Hotels, Inc.
10.22	Employment Agreement, dated January 2, 2003, by and between Kenneth R. Crockett and
Winston Hotels, Inc.
10.23	Employment Agreement, dated January 2, 2003, by and between Joseph V. Green and
Winston Hotels, Inc.
21.1	Subsidiaries of the Registrant
23.1	Consent of Independent Accountants (PricewaterhouseCoopers LLP)
24.1	Powers of Attorney

(1)	Exhibit to the Company’s Registration Statement on Form S-11 as filed with the Securities and Exchange Commission (Registration No. 33-76602) effective May 25, 1994 and incorporated herein by reference.

(2)	Exhibits to the Company’s Registration Statement on Form S-11 as filed with the Securities and Exchange Commission (Registration No. 33-91230) effective May 11, 1995 and incorporated herein by reference.

(3)	Exhibit to the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on July 24, 1997 and incorporated herein by reference.

(4)	Exhibits to the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on September 15, 1997 and incorporated herein by reference.

(5)	Exhibits to the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 27, 1998 and as amended by Form 10-K/A filed with the Securities and Exchange Commission on April 1, 1998.

(6)	Exhibit to the Company’s Registration Statement on Form S-8 as filed with the Securities and Exchange Commission on July 29, 1998. (Registration No. 333-60079) and incorporated herein by reference.

(7)	Exhibits to the Company’s Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on November 16, 1998 and as amended on Form 10-Q/A filed with the Securities and Exchange Commission on February 23, 1999 and incorporated herein by reference.

(8)	Exhibits to the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 25, 1999 and incorporated herein by reference.

(9)	Exhibit to the Company’s Quarterly Report on Form 10-Q or filed with the Securities and Exchange Commission on August 4, 1999 and incorporated herein by reference.

(10)	Exhibit to the Company’s Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on November 12, 1999 and incorporated herein by reference.

(11)	Exhibit to the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 17, 2000 and incorporated herein by reference.

(12)	Exhibit to the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 19, 2001 and incorporated herein by reference.

(13)	Exhibit to the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 15, 2002 and incorporated herein by reference.

(14)	Exhibits to the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on July 15, 2002 and incorporated herein by reference.