Form 10-Q
period 2003-03-31
WINSTON HOTELS INC
filed 2003-05-08
CIK 920605

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003	Commission file number 0-23732

WINSTON HOTELS, INC.

(Exact name of registrant as specified in its charter)

North Carolina (State of incorporation)	56-1624289 (I.R.S. Employer Identification No.)

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
Yes ☒ No ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).
Yes ☒ No ☐

The number of shares of Common Stock, $.01 par value, outstanding on April 30, 2003 was 20,193,634.

WINSTON HOTELS, INC.
Index

WINSTON HOTELS, INC.
CONSOLIDATED BALANCE SHEETS
($ in thousands, except per share amounts)

	March 31, 2003	December 31, 2002

	(unaudited)
ASSETS
Land	$39,394	$39,348
Buildings and improvements	346,306	345,511
Furniture and equipment	45,150	44,332

Operating properties	430,850	429,191
Less accumulated depreciation	113,790	109,152

	317,060	320,039
Properties under development	1,800	1,800

Net investment in hotel properties	318,860	321,839
Corporate FF&E, net	668	735
Cash	3,918	1,510
Accounts receivable	3,169	1,958
Notes receivable	5,016	5,016
Investment in joint ventures	8,875	9,117
Deferred expenses, net	2,741	2,954
Prepaid expenses and other assets	6,833	6,988
Deferred tax asset	7,876	7,325

Total assets	$357,956	$357,442

LIABILITIES AND SHAREHOLDERS’ EQUITY
Long-term debt	$66,072	$66,406
Due to banks	75,800	72,300
Accounts payable and accrued expenses	12,423	11,679
Distributions payable	4,958	4,951
Minority interest in Partnership	7,369	7,591

Total liabilities	166,622	162,927

Shareholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized, 3,000,000 shares issued and outstanding (liquidation preference of $76,734)	30	30
Common stock, $.01 par value, 50,000,000 shares authorized, 20,193,634 and 20,148,334 shares issued and outstanding	202	201
Additional paid-in capital	257,087	256,720
Accumulated other comprehensive income (loss)	(135)	—
Unearned compensation	(780)	(596)
Distributions in excess of earnings	(65,070)	(61,840)

Total shareholders’ equity	191,334	194,515

Total liabilities and shareholders’ equity	$357,956	$357,442

The accompanying notes are an integral part of the consolidated financial statements.

WINSTON HOTELS, INC
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Three Months Ended	Three Months Ended
	March 31, 2003	March 31, 2002

Revenue:
Rooms	$26,434	$—
Food and beverage	1,686	—
Other operating departments	1,109	—
Percentage lease revenue	810	9,533
Interest and other income	366	347

Total revenue	30,405	9,880

Hotel operating expenses:
Rooms	6,289	—
Food and beverage	1,305	—
Other operating departments	756	—
Undistributed operating expenses:
Property operating expenses	6,135	—
Real estate taxes and property and casualty insurance	1,734	1,818
Franchise costs	1,859	—
Maintenance and repair	1,636	—
Management fees	560	—
Percentage lease expense	908	—
General and administrative	1,485	1,555
Depreciation	4,721	4,829
Amortization	221	197

Total operating expenses	27,609	8,399

Operating income	2,796	1,481
Interest	1,962	2,832

Income (loss) before allocation to minority interest, income taxes, and equity in income of unconsolidated subsidiaries	834	(1,351)
Income (loss) allocation to minority interest	(13)	(208)
Income tax expense (benefit)	(551)	—
Equity in income of unconsolidated subsidiaries	135	5

Income from continuing operations	1,533	(1,138)
Discontinued operations:
Income from discontinued operations	—	44
Loss on sale of discontinued operations	—	—

Net income	1,533	(1,094)
Preferred stock distribution	(1,734)	(1,734)

Net income (loss) applicable to common shareholders	$(201)	$(2,828)

Income (loss) per common share:
Basic and diluted:
Income (loss) from continuing operations	$(0.01)	$(0.16)
Income (loss) from discontinued operations	—	—

Net income (loss) per common share	$(0.01)	$(0.16)

Weighted average number of common shares	20,074	17,171
Weighted average number of common shares assuming dilution	20,074	17,171

The accompanying notes are an integral part of the consolidated financial statements.

WINSTON HOTELS, INC.
UNAUDITED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2003
(in thousands, except per share amounts)

	Preferred Stock		Common Stock		Additional		Distributions	Accumulated Other	Total
					Paid-in	Unearned	In Excess of	Comprehensive	Shareholders'
	Shares	Dollars	Shares	Dollars	Capital	Compensation	Earnings	Income (Loss)	Equity

Balances at December 31, 2002	3,000	$30	20,149	$201	$256,720	$(596)	$(61,840)	$—	$194,515
Issuance of shares — restricted stock	—	—	45	1	353	(354)	—	—	—
Distributions ($0.15 per common share)	—	—	—	—	—	—	(3,029)	—	(3,029)
Distributions ($0.578125 per preferred share)	—	—	—	—	—	—	(1,734)	—	(1,734)
Unearned compensation amortization	—	—	—	—	—	170	—	—	170
Minority interest equity adjustment	—	—	—	—	14	—	—	—	14
Comprehensive income:
Net income	—	—	—	—	—	—	1,533	—
Unrealized holding loss arising on interest rate swap	—	—	—	—	—	—	—	(135)
Total comprehensive income									1,398

Balances at March 31, 2003	3,000	$30	20,194	$202	$257,087	$(780)	$(65,070)	$(135)	$191,334

The accompanying notes are an integral part of the consolidated financial statements.

WINSTON HOTELS, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in thousands)

	Three Months Ended	Three Months Ended
	March 31, 2003	March 31, 2002
Cash flows from operating activities:
Net income (loss)	$1,533	$(1,094)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Loss allocation to minority interest	(13)	(204)
Depreciation	4,721	5,048
Amortization	221	199
Income tax benefit	(551)	—
Mezzanine loan loss provision	—	250
Earnings allocations from joint ventures	(135)	(5)
Unearned compensation amortization	170	138
Changes in assets and liabilities:
Lease revenue receivable	—	(1,621)
Accounts receivable	(1,211)	—
Deferred percentage lease revenue	—	2,685
Prepaid expenses and other assets	155	(378)
Accounts payable and accrued expenses	609	(2,434)

Net cash provided by operating activities	5,499	2,584

Cash flows from investing activities:
Investment in hotel properties, net	(1,675)	(565)
Investment in joint ventures	(56)	1
Distributions from joint ventures	433	110

Net cash used in investing activities	(1,298)	(454)

Cash flows from financing activities:
Fees paid in connection with financing activities	(8)	(71)
Proceeds from issuance of common shares, net	—	23,388
Payment of distributions to shareholders	(4,756)	(4,273)
Payment of distributions to minority interest	(195)	(195)
Net increase (decrease) in due to banks	3,500	(21,400)
Decrease in long-term debt	(334)	(310)

Net cash used in financing activities	(1,793)	(2,861)

Net increase (decrease) in cash	2,408	(731)
Cash at beginning of period	1,510	887

Cash at end of period	$3,918	$156

Supplemental disclosure:
Cash paid for interest	$2,620	$2,756

Summary of non-cash investing and financing activities:
Distributions to shareholders declared but not paid	$4,763	$4,690
Distributions to minority interest declared but not paid	195	195
Deferred equity compensation	354	255
Fair market value adjustment of interest rate swap	135	563
Minority interest payable adjustment due to the issuance of common shares and accumulated other comprehensive income (loss)	(14)	(413)

The accompanying notes are an integral part of the consolidated financial statements.

WINSTON HOTELS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands, except per share amounts)

1.	ORGANIZATION

Winston Hotels, Inc. (the “Company”), headquartered in Raleigh, North Carolina, operates so as to qualify as a real estate investment trust (“REIT”) for federal income tax purposes. The accompanying unaudited consolidated financial statements reflect, in the opinion of management, all adjustments necessary for a fair presentation of the interim financial statements. All such adjustments are of a normal and recurring nature. Due to the seasonality of the hotel business and the revenue recognition requirements of Staff Accounting Bulletin No. 101 (“SAB 101”), the information for the three months ended March 31, 2003 and 2002 is not necessarily indicative of the results for a full year. SAB 101 effectively defers percentage lease revenue from the first and second quarters to the third and fourth quarters. The Company continues to defer recognition of percentage lease revenue for two wholly owned hotels that continue to be operated under long term leases. In addition, three joint ventures, in which the Company owns a 49 percent ownership interest, defer recognition of percentage lease revenue for three hotels. This Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

As of March 31, 2003, the Company owned or was invested in 52 hotel properties in 17 states having an aggregate of 7,200 rooms. This included 44 wholly owned properties with 6,141 rooms, a 49 percent ownership in three joint venture hotels with 453 rooms, a 13.05 percent ownership interest in two joint venture hotels with 215 rooms, (collectively, the “Joint Venture Hotels”) and a mezzanine financing interest in three hotels with 391 rooms. The Company does not hold an ownership interest in any of the hotels for which it has provided mezzanine financing. All of the Company’s hotels are operated under franchises from nationally recognized franchisors including Marriott International, Inc., Hilton Hotels Corporation, Intercontinental Hotels Group PLC, (formerly Six Continents PLC) and Choice Hotels International.

2.	ACQUISITION OF LEASEHOLD INTERESTS

Effective July 1, 2002, the Company, through its wholly owned taxable REIT subsidiary, Barclay Hospitality Services Inc. (“Barclay”), acquired the leasehold interests for 47 of its hotels from CapStar Winston Company, L.L.C., a wholly owned subsidiary of MeriStar Hotels & Resorts, Inc. (“MeriStar”). MeriStar has since merged with and become Interstate Hotels & Resorts, Inc. (“Interstate”). The acquisition included leasehold interests for 45 wholly owned hotels and two Joint Venture Hotels. Under the REIT Modernization Act, which became effective January 1, 2001, the Company is permitted to lease its hotels to wholly owned taxable REIT subsidiaries, provided that the subsidiary lessees engage a third-party management company to manage the hotels. Simultaneous with acquiring the leasehold interests, Barclay entered into new management contracts with Interstate for 39 of the 47 hotels covered by the leases. These five-year contracts are terminable by Barclay after June 30, 2003, subject to certain conditions and limitations. On April 25, 2003, the Company announced that it intends to terminate its management contracts with Interstate (See Note 10). The Company sold two of the 39 hotels during the third and fourth quarters of 2002 and has signed new management contracts for another four, one with Sage Client 453, LLC, an affiliate of Sage Hospitality Resources, LLC (“Sage”), one with Noble Investment Group, Ltd., (“Noble”), one with Prism Hospitality, L.P. (“Prism”), and one with Promus Hotels, Inc., an affiliate of Hilton Hotels Corporation (“Hilton”). Currently, Interstate manages 33 of the Company’s hotels, Interstate Management and Investment Corporation (“IMIC”) headquartered in Columbia, South Carolina (unrelated to and unaffiliated with Interstate) manages six hotels, Concord Hospitality Enterprises Company (“Concord”) manages two hotels, Hilton manages two hotels, and Sage, Noble, and Prism each manage one hotel.

Three other hotels, in which the Company has an ownership interest, including two wholly owned properties and one joint venture property, continue to be operated under long-term leases with third parties. Two of these hotels are leased to Bristol W. Tenant Company, a wholly owned subsidiary of Intercontinental Hotels Group, Inc. (“Intercontinental Group”, formerly Six Continents Hotels, Inc.), the Las Vegas, NV Hampton Inn and the Windsor, CT Hilton Garden Inn, (see Note 10) and one is leased to Secaucus Holding Corporation, a wholly owned subsidiary of Prime Hospitality Corp. (“Prime”), the Secaucus, NJ Holiday Inn. Under the terms of the leases, the lessees are obligated to pay the Company the greater of base rent or percentage rent. The leases are designed to allow the Company to participate in the growth in revenues at the hotels by requiring that a portion of each hotel’s room revenues in excess of specified amounts be paid to the Company as percentage rent.

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

The Company’s financing facilities consist of a $125,000 variable rate line of credit and a $71,000 fixed rate loan with a ten-year maturity, due December 1, 2008, and a twenty-five-year amortization period. To reduce overall interest rate risk, the Company uses interest rate hedging instruments to convert a portion of its variable-rate debt to fixed-rate debt. Interest rate differentials that arise under these instruments are recognized as interest expense over the life of the contracts. Currently, the Company’s only such instrument is the interest rate swap instrument described below, the term of which started March 31, 2003 and ends February 27, 2004.

The following table summarizes the notional value and fair value of the Company’s interest rate swap instrument. The notional value at March 31, 2003 provides an indication of the extent of the Company’s involvement with derivative financial instruments at that time, but does not represent the Company’s overall exposure to credit, interest rate or market risks.

	Notional	Interest
At March 31, 2003	Value	Rate	Maturity	Fair Value

Interest rate swap	$50,000	1.505%	02/2004	$(135)

The derivative financial instrument listed in the table above converts variable payments to fixed payments and is, therefore, characterized as a cash flow hedge. Cash flow hedges address the risk associated with future cash flows of debt transactions. On March 31, 2003 the derivative instrument’s fair value was $(135) and included in “Accounts payable and accrued expenses” on the Consolidated Balance Sheets. Offsetting adjustments are represented as deferred gains or losses in “Accumulated other comprehensive income (loss)”. Over time, the unrealized gains and losses held in “Accumulated other comprehensive income (loss)” will be reclassified into earnings in the same periods in which the hedged interest payments affect earnings.

4.	SUMMARIZED FINANCIAL STATEMENT INFORMATION FOR JOINT VENTURES

The Company participates in five joint venture agreements to develop and own hotel properties, two with Regent Partners, Inc. (“Regent”), one with Marsh Landing Investment, L.L.C. (“Marsh Landing”), and two with Charlesbank Capital Partners, LLC (“Charlesbank”). The Company entered into the joint ventures with Charlesbank during the fourth quarter of 2002 and entered into the joint ventures with Regent and Marsh Landing during 1999 and 2000, respectively.

During the second quarter of 2002, the Company entered into a joint venture agreement with Concord Lodging Investment Partners (Winston), LLC, an affiliate of Concord Hospitality Enterprises Company, (the “Concord Joint Venture”). The Company purchased a 50 percent interest in the Concord Joint Venture. The Concord Joint Venture subsequently purchased an operating Wingate hotel in West Des Moines, IA, and a non-operating vacant hotel in Beachwood, OH. The Wingate hotel has been renovated and converted to a Fairfield Inn & Suites hotel and the Beachwood, OH hotel (“Beachwood Courtyard”) has been renovated and opened as a Courtyard by Marriott hotel in April 2003. The Company and Concord have jointly signed a completion guarantee for the Beachwood Courtyard, providing a guaranty to the lender of the full, complete and satisfactory completion of the renovation of the property. Pursuant to the completion guarantee agreement, the construction process to renovate the Beachwood Courtyard is to be completed by June 26, 2003. The Company anticipates that the total cost to renovate the property will be approximately $6,700. Under the completion guarantee, upon default by the borrower, the Company is required to (a) immediately assume responsibility for the completion of the project at its sole cost and expense, or (b) cure or cause the borrower to cure any such default.

During the fourth quarter of 2002, the Company entered into a joint venture agreement with Charlesbank Capital Partners, LLC (“Charlesbank”) to acquire more than $100,000 of hotel assets (the “Charlesbank Venture”). Charlesbank is a private investment firm that manages capital on behalf of a range of institutional investors. During the fourth quarter of 2002, the Charlesbank Venture and Concord subsequently formed a new joint venture entity, WCC Project Company LLC. The Charlesbank Venture is the managing member (the “Manager”) of WCC Project Company LLC. Both the West Des Moines, IA Fairfield Inn & Suites hotel and the Beachwood Courtyard were transferred from the Concord Joint Venture to WCC Project Company LLC. Subsequent to Charlesbank’s equity contribution in WCC Project Company LLC, Charlesbank’s ownership totals 73.95 percent, Concord’s ownership was reduced from 50 percent to 13 percent and the Company’s ownership was reduced from 50 percent to 13.05 percent.

The Company owns a 49 percent interest in each of the joint ventures with Regent and Marsh Landing. Charles Winston and James Winston, both of whom are directors of the Company, control the remaining 51 percent interest in the Marsh Landing joint venture. As of March 31, 2003, these three joint ventures each owned an operating hotel including a Hilton Garden Inn in Windsor, CT, a Hilton Garden Inn in Evanston, IL and a Hampton Inn in Ponte Vedra, FL.

As of March 31, 2003, total assets of the five joint ventures were $57,109, total liabilities were $35,950, and total equity was $21,159. For the three months ended March 31, 2003, total revenue of the five joint ventures was $1,584, total expenses were $1,342, resulting in net income of $242, of which the Company’s share was $135. Pursuant to the requirements of SAB 101, $106 of total revenue was deferred during the three months ended March 31, 2003, all of which will be recognized during 2003.

5.	EARNINGS PER SHARE

The following is a reconciliation of the net income (loss) applicable to common shareholders used in the net income (loss) per common share calculation to the net income (loss) assuming dilution used in the net income (loss) per common share — assuming dilution calculation.

	Three Months Ended March 31,

	2003	2002

Net income (loss)	$1,533	$(1,094)
Less: preferred stock distribution	1,734	1,734

Net income (loss) applicable to common shareholders	(201)	(2,828)
Plus: income (loss) allocation to minority interest	(13)	(204)

Net income (loss) assuming dilution	$(214)	$(3,032)

The following is a reconciliation of the weighted average shares (in thousands) used in the calculation of net income (loss) per common share to the weighted average shares (in thousands) used in the calculation of net income (loss) per common share — assuming dilution:

	Three Months Ended March 31,

	2003	2002

Weighted average number of common shares	20,074	17,171
Minority interest units with redemption rights	—	—
Stock options	—	—

Weighted average number of common shares assuming dilution	20,074	17,171

The number of potential common shares (represented by minority interest and outstanding options) for the three months ended March 31, 2003 and March 31, 2002 totaled 1,299,000 and 1,299,000, respectively.

The Company declared quarterly cash dividends of $0.15 per common share and $0.578125 per preferred share during the first quarter of 2003.

6.	INCOME TAXES

The Company accounts for income taxes in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes.” Under SFAS 109, the Company accounts for income taxes using the asset and liability method under which deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. The income tax benefit for the three months ended March 31, 2003 consists of a deferred federal income tax benefit of $507 and a deferred state income tax benefit of $44.

The benefit from income taxes and related deferred tax asset were calculated using an effective tax rate of 38 percent applied to the loss of Barclay. The deferred tax asset also relates to the cost of acquiring the leases for 47 of the Company’s hotel properties from Interstate, which was expensed for financial reporting purposes in 2002. For tax purposes, this payment is being amortized over the lives of the leases. The Company believes that Barclay will generate sufficient future taxable income to realize in full the deferred tax asset. Accordingly, no valuation allowance has been recorded as of March 31, 2003.

7.	STOCK-BASED COMPENSATION

At March 31, 2003, the Company has one stock-based employee compensation plan, the Winston Hotels, Inc. Stock Incentive Plan. The Company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations. No stock-based employee compensation cost is reflected in net income (loss) for the issuance of options, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. Had the Company applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation”, to stock-based employee compensation, net income (loss) to common shareholders would have been reduced by $5 and $23 for the quarters ended March 31, 2003 and 2002, respectively.

8.	DISCONTINUED OPERATIONS

The Company adopted Statement of Financial Accounting Standard No. 144 (“SFAS No. 144”) effective January 1, 2002 which requires, among other things, that the operating results of certain real estate assets which have been sold subsequent to January 1, 2002, or otherwise qualify as held for disposition (as defined by SFAS No. 144), be included in discontinued operations in the statements of operations for all periods presented. Four of the Company’s wholly owned hotels were sold during 2002. The operating results for these four hotels are included in discontinued operations in the statements of operations for the quarter ended March 31, 2002. The Company has not allocated interest expense to the results of the discontinued operations in accordance with EITF No. 87-24. The Company had no assets that qualified as held for disposition as defined by SFAS No. 144 at March 31, 2003. This change has resulted in certain reclassifications to the quarter ended March 31, 2002 financial statement amounts. Condensed financial information of the results of operations for the quarter ended March 31, 2002, for the four hotels sold during 2002, consisted of total revenue of $337, total expenses of $289, an allocation to minority interest of $4, resulting in income from discontinued operations of $44.

9.	RECENT ACCOUNTING PRONOUNCEMENTS

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

The Company is in the process of evaluating the provisions of FIN 46 and its effect on the joint ventures as disclosed in Note 4, as well as its mezzanine financing loans.

In April 2003, FASB issued Statement of Financial Accounting Standards No. 149 “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS No. 149”). FASB Statements No. 133 “Accounting for Derivative Instruments and Hedging Activities” and No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities”, establish accounting and reporting standards for derivative instruments including derivatives embedded in other contracts (collectively referred to as derivatives) and for hedging activities. SFAS No. 149 amends Statement 133 for certain decisions made by the Board as part of the Derivatives Implementation Group (DIG) process. This Statement contains amendments relating to FASB Concepts Statement No. 7, “Using Cash Flow Information and Present Value in Accounting Measurements”, and FASB Statements No. 65, “Accounting for Certain Mortgage Banking Activities”, No. 91 “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases”, No. 95, “Statement of Cash Flows”, and No. 126, “Exemption from Certain Required Disclosures about Financial Instruments for Certain Nonpublic Entities”. The Company is presently evaluating the effect of this pronouncement.

10.	SUBSEQUENT EVENTS

On April 25, 2003, the Company announced that it intends to terminate its management contracts for 33 of its hotels currently managed by Interstate, effective July 1, 2003. Under its management contracts with Interstate, the Company has the option of terminating such contracts at any time after June 30, 2003. It is anticipated that these properties along with the hotels’ management and employees will transfer to Alliance Hospitality Management, LLC, (“Alliance”) a newly created hotel management company that is owned by Noble and hotel industry veteran Dale M. Turner, CHA.

In April 2003, the Company received written notice from Intercontinental Group of its intention to terminate the lease agreements for the Las Vegas, NV Hampton Inn and the Windsor, CT Hilton Garden Inn. The Company expects that the lease agreements will be terminated on or about July 1, 2003. The Windsor Hilton Garden Inn is currently owned by a joint venture entity, Windsor Hotel Associates, LLC, of which the Company currently owns 49 percent, while Regent Partners, Inc. (“Regent”) owns 36 percent and Intercontinental Group owns 15 percent. Subsequent to the expected termination of the lease agreement, it is expected that Intercontinental Group will forfeit their share of ownership, in which case the Company would own approximately 58 percent and Regent would own approximately 42 percent of Windsor Hotel Associates, LLC. The Company currently wholly owns the Las Vegas Hampton Inn and would continue to do so subsequent to the expected termination of the lease agreement. The Company expects to replace Intercontinental Group with a newly formed lessee owned approximately 58 percent by the Company and 42 percent by Regent to lease the Windsor Hilton Garden Inn. The Company expects to replace Intercontinental Group with Barclay as lessee for the Las Vegas Hampton Inn. It is anticipated that both Barclay and the newly formed lessee would contract with Alliance Hospitality Management, LLC to operate the properties. As a result of replacing Intercontinental Group as lessee with Barclay and the newly formed lessee, the Company would record any profits or losses from the Las Vegas Hampton Inn and its share of profits or losses from the Windsor Hilton Garden Inn. Based on the Company’s forecast for 2003, the Company’s estimated share of the total net loss from these two properties for the period July 1, 2003 through December 31, 2003 would be approximately $450.

Item 2	-	Management’s Discussion and Analysis of Financial
Condition and Results of Operations
($ in thousands)

Overview

Winston Hotels, Inc. (“WHI”), headquartered in Raleigh, North Carolina, operates so as to qualify as a real estate investment trust (“REIT”) for federal income tax purposes. During 1994, WHI completed an initial public offering of its common stock (“Common Stock”), utilizing the majority of the proceeds to acquire one hotel and a general partnership interest (as the sole general partner) in WINN Limited Partnership (the “Partnership”). The Partnership used a substantial portion of the proceeds to acquire nine additional hotel properties. These ten hotels were acquired from affiliates of WHI. WHI and the Partnership (collectively the “Company”) began operations as a REIT on June 2, 1994. As of March 31, 2003, WHI’s ownership in the Partnership was 93.96 percent.

As of March 31, 2003, the Company owned or was invested in 52 hotel properties in 17 states having an aggregate of 7,200 rooms. This included 44 wholly owned properties with 6,141 rooms, a 49 percent ownership in three joint venture hotels with 453 rooms, a 13.05 percent ownership interest in two joint venture hotels with 215 rooms, (collectively, the “Joint Venture Hotels”) and a mezzanine financing interest in three hotels with 391 rooms. The Company does not hold an ownership interest in any of the hotels for which it has provided mezzanine financing. All of the Company’s hotels are operated under franchises from nationally recognized franchisors including Marriott International, Inc., Hilton Hotels Corporation, Intercontinental Hotels Group PLC, (formerly Six Continents PLC) and Choice Hotels International.

Effective July 1, 2002, the Company, through its wholly owned taxable REIT subsidiary, Barclay Hospitality Services Inc. (“Barclay”), acquired the leasehold interests for 47 of its hotels from CapStar Winston Company, L.L.C., a wholly owned subsidiary of MeriStar Hotels & Resorts, Inc. (“MeriStar”). MeriStar has since merged with and become Interstate Hotels & Resorts, Inc. (“Interstate”). The acquisition included leasehold interests for 45 wholly owned hotels and two Joint Venture Hotels. Under the REIT Modernization Act (the “RMA”), which became effective January 1, 2001, the Company is permitted to lease its hotels to wholly owned taxable REIT subsidiaries, provided that the subsidiary lessees engage a third-party management company to manage the hotels. Simultaneous with acquiring the leasehold interests, Barclay entered into new management contracts with Interstate for 39 of the 47 hotels covered by the leases. These five-year contracts are terminable by Barclay after June 30, 2003, subject to certain conditions and limitations. On April 25, 2003, the Company announced that it intends to terminate its management contracts with Interstate (See Note 10 in Notes to Consolidated Financial Statements). The Company sold two of the 39 hotels during the third and fourth quarters of 2002 and has signed new management contracts for another four, one with Sage Client 453, LLC, an affiliate of Sage Hospitality Resources, LLC (“Sage”), one with Noble Investment Group, Ltd., (“Noble”), one with Prism Hospitality, L.P. (“Prism”), and one with Promus Hotels, Inc., an affiliate of Hilton Hotels Corporation (“Hilton”). Currently, Interstate manages 33 of the Company’s hotels, Interstate Management and Investment Corporation (“IMIC”) headquartered in Columbia, South Carolina (unrelated to and unaffiliated with Interstate) manages six hotels, Concord Hospitality Enterprises Company (“Concord”) manages two hotels, Hilton manages two hotels, and Sage, Noble, and Prism each manage one hotel.

Three hotels in which the Company has an ownership interest, including two wholly owned hotels and one of the Joint Venture Hotels, continue to be operated under long-term leases with third parties. Two of these hotels are leased to Bristol W. Tenant Company, a wholly owned subsidiary of Intercontinental Hotels Group, Inc. (“Intercontinental Group” formerly Six Continents Hotels, Inc.), the Las Vegas, NV Hampton Inn and the Windsor, CT Hilton Garden Inn, (see Note 10 in Notes to Consolidated Financial Statements) and one is leased to Secaucus Holding Corporation, a wholly owned subsidiary of Prime Hospitality Corp. (“Prime”), the Secaucus, NJ Holiday Inn. Under the terms of the leases, the lessees are obligated to pay the Company the greater of base rent or percentage rent. The leases are designed to allow the Company to participate in the growth in revenues at the hotels by requiring that a portion of each hotel’s room revenues in excess of specified amounts be paid to the Company as percentage rent.

In April 2003, the Company received written notice from Intercontinental Group of its intention to terminate the lease agreements for the Las Vegas, NV Hampton Inn and the Windsor, CT Hilton Garden Inn. The Company expects that the lease agreements will be terminated on or about July 1, 2003. The Windsor Hilton Garden Inn is currently owned by a joint venture entity, Windsor Hotel Associates, LLC, of which the Company currently owns 49 percent, while Regent Partners, Inc. (“Regent”) owns 36 percent and Intercontinental Group owns 15 percent. Subsequent to the expected termination of the lease agreement, it is expected that Intercontinental Group will forfeit their share of ownership, in which case the Company would own approximately 58 percent and Regent would own approximately 42 percent of Windsor Hotel Associates, LLC. The Company currently wholly owns the Las Vegas Hampton Inn and would continue to do so subsequent to the expected termination of the lease agreement. The Company expects to replace Intercontinental Group with a newly formed lessee owned approximately 58 percent by the Company and 42 percent by Regent to lease the Windsor Hilton Garden Inn. The Company expects to replace Intercontinental Group with Barclay as lessee for the Las Vegas Hampton Inn. It is anticipated that both Barclay and the newly formed lessee would contract with Alliance Hospitality Management, LLC to operate the properties. As a result of replacing Intercontinental Group as lessee with Barclay and the newly formed lessee, the Company would record any profits or losses from the Las Vegas Hampton Inn and its share of profits or losses from the Windsor Hilton Garden Inn. Based on the Company’s forecast for 2003, the Company’s estimated share of the total net loss from these two properties for the period July 1, 2003 through December 31, 2003 would be approximately $450.

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

Income Taxes

The Company records a valuation allowance to reduce the deferred tax assets to an amount that it believes is more likely than not to be realized. In assessing the need for the valuation allowance, future taxable income and ongoing prudent and feasible tax planning strategies have been considered. In the event the Company were to determine that it would be able to realize its deferred tax assets in the future in excess of their net recorded amount, an adjustment to the deferred tax asset would increase income in the period such determination was made. Should our estimate of future taxable income be less than expected, or our tax planning strategy not be carried out as planned, we would record an adjustment to the deferred tax asset in the period such determination was made. As of March 31, 2003, the Company has not recorded a valuation allowance.

Results of Operations

The following table outlines the number of hotels wholly owned by the Company by service type as of March 31, 2003 and 2002.

Type of Hotel	March 31, 2003	March 31, 2002

Limited-service hotels	23	27
Extended-stay hotels	10	10
Full-service hotels	11	11

Total	44	48

The Company adopted Staff Accounting Bulletin No. 101 (“SAB 101”) on January 1, 2000. SAB 101 requires that a lessor not recognize contingent rental income until the lessee has achieved annual specified hurdles. SAB 101 effectively defers percentage lease revenue from the first and second quarters to the third and fourth quarters. Due to the acquisition of the leasehold interests from Interstate, effective July 1, 2002, percentage lease payments made by Barclay to the Company (for all but two of its wholly owned hotels), are eliminated in consolidation. The Company continues to defer recognition of percentage lease revenue for the two wholly owned hotels, the Las Vegas, NV Hampton Inn and the Secaucus, NJ Holiday Inn, that continue to be operated under long term leases with Intercontinental Group and Prime, respectively. In addition, three joint ventures, in which the Company owns a 49 percent ownership interest, defer recognition of percentage lease revenue for three hotels. SAB 101 will have no impact on the Company’s Funds From Operations (“FFO”), or its interim or annual cash flow from its third party lessees, and therefore, on its ability to pay dividends.

The acquisition of the leasehold interests from Interstate entitles Barclay to retain the operating profits or losses from the related hotels, which previously accrued to Interstate under the leases and gives the Company (i) more control over the operations of its hotels, (ii) the benefits from any operating margin improvements and risk of any operating margin deterioration at its hotels, and (iii) more flexibility, in that its hotels are no longer encumbered by long term leases that are difficult to amend and expensive to terminate. All of the remaining hotels continue to operate under the same franchise affiliations as prior to the acquisition of the leasehold interests.

Due to the acquisition of the leasehold interests from Interstate, the results of operations for the three months ended March 31, 2003 versus the results of operations for the three months ended March 31, 2002 does not result in a meaningful comparison. This is due primarily to recording the operating results of the hotels, for which the leasehold interests were acquired, on the Company’s statements of operations beginning in the third quarter of 2002. Therefore, in an effort to make a more meaningful comparison between periods, in addition to the comparison of actual results of operations for the three months ended March 31, 2003 and 2002, shown below is a comparison of selected actual financial information for the three months ended March 31, 2003 with selected pro forma financial information for the three months ended March 31, 2002, as if the acquisition of the leasehold interests from Interstate occurred on January 1, 2002. The selected pro forma financial information is also shown as if the sales of hotel properties, which occurred during 2002, occurred on January 1, 2002 as well. Therefore, the selected pro forma financial information below is based on both the Company’s and Interstate’s historical results of operations, after giving effect to certain pro forma adjustments, for the 44 wholly owned hotels as of March 31, 2003. The pro forma adjustments include the elimination of the transaction to acquire the leasehold interests from Interstate and the percentage lease revenue applicable to the 45 wholly owned hotels for which the leasehold interests were acquired, as well as adjustments to undistributed property operating expenses to remove management company corporate costs, to make adjustments to management fees to reflect the fee structure per the new management agreements, and to make resulting adjustments to the allocation of earnings to minority interests. The unaudited pro forma financial information does not purport to be indicative of what the actual results of operations of the Company would have been had the transaction occurred on the basis assumed above nor are they indicative of results of future operations. The unaudited pro forma financial information is based upon available information and upon assumptions and estimates that management believes are reasonable under the circumstances.

Actual Three Months Ended March 31, 2003 versus Actual Three Months Ended March 31, 2002

REVENUE

Rooms, Food and Beverage and Other Operating Departments Revenue - The increase in hotel revenues is a result of the acquisition of the leasehold interests from Interstate. The operating results of the hotels, for which the leasehold interests were acquired, are reflected on the Company’s consolidated statements of operations beginning July 1, 2002.

Percentage Lease Revenue - Percentage lease revenue declined for the quarter from $9,533 to $810. This decline is primarily due to the acquisition of the leasehold interests from Interstate. The percentage lease revenue for the first quarter of 2003 reflects only the percentage lease revenue for the two wholly owned hotels that remain under long term leases with third parties.

Interest and Other Income - Interest and other income increased from $347 in 2002 to $366 in 2003. The increase is primarily due to an increase in mezzanine loan interest income, offset by a decrease in third party development fees.

EXPENSES

Rooms, Food and Beverage and Other Operating Departments Expenses - The increase in these hotel expenses is a result of the acquisition of the leasehold interests from Interstate. The operating results of the hotels, for which the leasehold interests were acquired, are reflected on the Company’s consolidated statements of operations beginning July 1, 2002.

Property Operating Costs, Franchise Costs, Maintenance and Repair Costs and Management Fees - The increase in these hotel expenses is a result of the acquisition of the leasehold interests from Interstate. The operating results of the hotels, for which the leasehold interests were acquired, are reflected on the Company’s consolidated statements of operations beginning July 1, 2002.

Real Estate Taxes and Property and Casualty Insurance - Real estate taxes and property insurance costs decreased $84 for the quarter, from $1,818 in 2002 to $1,734 in 2003. This decline is primarily due to lower property taxes as a result of successful appeals and lower appraised values for some properties. Insurance expense increased $143 for the quarter as a result of higher premiums and additional out of pocket costs for the portion of losses that did not exceed deductibles.

Percentage Lease Expense - Beginning July 1, 2002, this expense represents the lease expense Barclay, as lessee, pays to third party owners of two Joint Venture Hotels.

General and Administrative - General and administrative expense decreased $70 for the quarter, from $1,555 in 2002 to $1,485 in 2003. The decrease is primarily attributable to the write off of a mezzanine loan totaling $250 in the first quarter of 2002, offset by higher joint venture and mezzanine financing activity costs during the first quarter of 2003.

Depreciation and Amortization - Depreciation and amortization expenses remained relatively consistent with the prior quarter. Depreciation expense decreased slightly due to the sale of four hotels in 2002.

Interest - Interest expense decreased $870 for the quarter, from $2,832 in 2002 to $1,962 in 2003. This decrease is due to both a decline in weighted average interest rates as well as a decline in the weighted average outstanding debt balances. The weighted average outstanding debt balances decreased primarily due to the sale of 3,162 shares of common stock in March 2002, and the use of the net cash proceeds totaling $26,897 to reduce the then outstanding debt balance.

Income (loss) Allocation to Minority Interest - Minority interest weighted average share of ownership totaled 6.04% for the quarter ended March 31, 2003 and 6.80% for the quarter ended March 31, 2002.

Income Tax Benefit - The income tax benefit is a result of the net loss experienced by Barclay during the first quarter of 2003.

Equity in Income (loss) of Unconsolidated Subsidiaries - The Company’s share of income from unconsolidated subsidiaries increased from $5 in 2002 to $135 in 2003 as the result of better operating results for the Joint Venture Hotels.

Discontinued Operations - The Company sold the Clearwater, FL Comfort Inn in May 2002, the Southern Pines, NC Hampton Inn in August 2002, the Augusta, GA Comfort Inn in November 2002 and the Chester, VA Hampton Inn in December 2002. The operating results of these properties for the first quarter of 2002 are shown as discontinued operations.

In an effort to make a more meaningful comparison between periods, in addition to the comparison of actual results of operations for the three months ended March 31, 2003 and 2002 shown above, shown below is a comparison of selected actual financial information for the three months ended March 31, 2003 with selected pro forma financial information for the three months ended March 31, 2002, as if the acquisition of the leasehold interests from Interstate occurred on January 1, 2002. This information is shown for the 44 wholly owned hotels that were open for the entire periods presented.

Selected Financial Information — Actual Three Months Ended March 31, 2003 versus Pro Forma Three Months Ended March 31, 2002

	Three Months Ended
	March 31,

	2003	2002

	(actual)	(pro forma)
Revenue:
Rooms	$26,434	$27,256
Other hotel revenue	2,795	2,925
Hotel operating expenses:
Rooms and other operating expenses	8,350	8,137
Undistributed property operating expenses	10,190	9,822

REVENUE

Room Revenue - Room revenue decreased $822 to $26,434 for the three months ended March 31, 2003 versus $27,256 for the three months ended March 31, 2002. For the quarter, revenue per available room (“RevPAR”) decreased 3.0% from $49.26 in 2002 to $47.76 in 2003. Average daily rate for the quarter declined 4.1% from $79.48 in 2002 to $76.25 in 2003, while occupancy rates increased from 62.0% to 62.6%. The decrease in RevPAR is primarily a result of the sluggish economy.

Other Hotel Revenue - Other hotel revenue consists of food and beverage revenue and other operating departments revenue. Other hotel revenue declined from $2,925 in 2002 to $2,795 in 2003 for the quarter. This decrease is primarily due to a decrease in long distance telephone revenue as a result of the increased use of cellular phones by guests as well as lower restaurant and banquet food sales.

EXPENSES

As a percentage of total hotel revenue, hotel operating expenses increased for the quarter from 59.5% in 2002 to 64.2% in 2003.

Rooms and Other Operating Expenses - Rooms and other operating expense increased $213 for the quarter, from $8,137 in 2002 to $8,350 in 2003, primarily due to an increase in payroll costs. Food and beverage and other operating departments expenses remained relatively consistent for the quarter.

Undistributed Property Operating Expenses - Undistributed property operating expenses consist of administrative and general, sales and marketing, energy, repairs and maintenance, franchise fees, management fees and other costs. Undistributed property operating expenses increased $368, from $9,822 in 2002 to $10,190 in 2003. These increases are primarily due to higher labor costs in the general and administration, sales and marketing, and repairs and maintenance departments, and higher utility costs for electricity and gas. These higher expenses were offset, in part, by lower franchise fees and management fees due to lower room revenue.

Liquidity and Capital Resources

The Company finances its operations from operating cash flow, which was principally derived from percentage leases through June 30, 2002 and from the operations of the hotels for which the leasehold interests were acquired effective July 1, 2002. For the three months ended March 31, 2003 and 2002, cash flow provided by operating activities was $5,499 and $2,584, respectively. The increase is primarily due to an increase of $2,627 in net income and the timing of payments, both received and made.

Under federal income tax law provisions applicable to REITs, the Company is required to distribute at least 90% of its taxable income to maintain its tax status as a REIT. During the first quarter of 2003, the Company declared distributions of $3,029 to its common shareholders ($0.15 per share) and $1,734 to its preferred shareholders ($0.578125 per share). The Company intends to monitor its dividend policy closely and to act accordingly as results of operations dictate. The Company also intends to fund cash distributions to shareholders out of cash flow from operating activities. The Company may incur, or cause its affiliate, WINN Limited Partnership (the “Partnership”), to incur, indebtedness to meet its dividend policy or distribution requirements imposed on the Company under the Internal Revenue Code (including the requirement that a REIT distribute to its shareholders annually at least 90% of its taxable income) to the extent that available capital and cash flow from the Company’s investments are insufficient to make such distributions.

The Company’s net cash used in investing activities for the three months ended March 31, 2003 totaled $1,298. Gross capital expenditures at the wholly owned hotels totaled $1,675. The Company plans to spend approximately $7,300 to renovate certain of its wholly owned hotels during the next nine months. These expenditures exceed the 5% of room revenues for its hotels (7% of room revenues and food and beverage revenues for one of its full-service hotels) which the Company is required to spend under its percentage leases for periodic capital improvements and the refurbishment and replacement of furniture, fixtures and equipment at its wholly owned hotels. These capital expenditures are funded from operating cash flow, and possibly from borrowings under the Company’s $125,000 line of credit, sources that are expected to be adequate to fund such capital requirements. These capital expenditures are in addition to amounts spent on normal repairs and maintenance which have approximated 5.6% and 4.8% of room revenues for each of the three months ended March 31, 2003 and 2002, respectively.

During the second quarter of 2002, the Company entered into a joint venture agreement with Concord Lodging Investment Partners (Winston), LLC, an affiliate of Concord Hospitality Enterprises Company, (the “Concord Joint Venture”). The Company purchased a 50% interest in the Concord Joint Venture. The Concord Joint Venture subsequently purchased an operating Wingate hotel in West Des Moines, IA, and a non-operating vacant hotel in Beachwood, OH. The Wingate hotel has been renovated and converted to a Fairfield Inn & Suites hotel and the Beachwood, OH hotel (“Beachwood Courtyard”) has been renovated and opened as a Courtyard by Marriott hotel in April 2003. The Company and Concord have jointly signed a completion guarantee for the Beachwood Courtyard, providing a guaranty to the lender of the full, complete and satisfactory completion of the renovation of the property. Pursuant to the completion guarantee agreement, the construction process to renovate the Beachwood Courtyard is to be completed by June 26, 2003. The Company anticipates that the total cost to renovate the property will be approximately $6,700. Under the completion guarantee, upon default by the borrower, the Company is required to (a) immediately assume responsibility for the completion of the project at its sole cost and expense, or (b) cure or cause the borrower to cure any such default.

During the fourth quarter of 2002, the Company entered into a joint venture agreement with Charlesbank Capital Partners, LLC (“Charlesbank”) to acquire more than $100,000 of hotel assets (the “Charlesbank Venture”). Charlesbank is a private investment firm that manages capital on behalf of a range of institutional investors. During the fourth quarter of 2002, the Charlesbank Venture and Concord subsequently formed a new joint venture entity, WCC Project Company LLC. The Charlesbank Venture is the managing member of WCC Project Company LLC. Both the West Des Moines, IA Fairfield Inn & Suites hotel and the Beachwood Courtyard were transferred from the Concord Joint Venture to WCC Project Company LLC. Subsequent to Charlesbank’s equity contribution in WCC Project Company LLC, Charlesbank’s ownership totals 73.95 percent, Concord’s ownership was reduced from 50 percent to 13 percent and the Company’s ownership was reduced from 50 percent to 13.05 percent. At March 31, 2003, the Company’s investment in WCC Project Company LLC totaled $1,064.

During 2000, the Company entered into a joint venture agreement with Marsh Landing Investment, L.L.C., (the “Marsh Landing Joint Venture”) to jointly develop hotel properties. Marsh Landing Investment, L.L.C. is owned by the Company’s Chairman, Charles M. Winston and Board Member, James H. Winston. The first hotel developed by the Marsh Landing Joint Venture, a 118-room Hampton Inn in Ponte Vedra, FL, opened in December 2000. As of March 31, 2003, subsequent to distributions paid to the Company from the operations of the hotels, the Company’s investment in the Marsh Landing Joint Venture totaled $1,233.

During 1999, the Company entered into a joint venture agreement with Regent Partners, Inc., (the “Regent Joint Venture”) to jointly develop hotel properties. The Regent Joint Venture has since developed two hotels, a full service 158-room Hilton Garden Inn in Windsor, CT, which opened in September 2000, and a full service 178-room Hilton Garden Inn in Evanston, IL, which opened in July 2001. As of March 31, 2003, subsequent to distributions paid to the Company from the operations of the hotels, the Company’s investment in the Regent Joint Venture totaled $6,578.

As of March 31, 2003, total assets of the five joint venture properties were $57,109, total liabilities were $35,950, and total equity was $21,159. For the three months months ended March 31, 2003, total revenue of the five joint ventures properties was $1,584, total expenses were $1,342, resulting in net income of $242, of which the Company’s share was $135. The Company received cash distributions totaling $433 from its joint ventures during the first quarter of 2003.

The Company holds a 49 percent ownership interest in both the Marsh Landing Joint Venture and the Regent Joint Venture. Under the terms of both of these joint venture agreements, in addition to having received fees for its services, which included development fees and purchasing fees during construction, the Company currently receives ongoing asset management fees. The Company also receives cash distributions of the Joint Ventures’ operating profits, if any, on a quarterly basis. The Company continues to seek additional joint venture opportunities.

On July 5, 2000, the Company entered into a strategic alliance with Noble Investment Group, Ltd. (“Noble”) to partially finance and develop two Hilton Garden Inn hotels in Atlanta, GA and Tampa, FL and to explore other similar upscale Hilton and Marriott opportunities. In July 2000, the Company provided a $1,080 mezzanine loan for a Hilton Garden Inn in Atlanta and in February 2001 provided a $2,186 mezzanine loan for a Hilton Garden Inn in Tampa. Noble provided the remainder of the funding and owns and operates the hotels. The Atlanta hotel opened in April 2001 and the Tampa hotel opened in February 2002. In connection with the alliance, the Company co-developed the Atlanta project with Noble, provided all development services for the Tampa project, and accordingly received fees for its development services. During the first quarter of 2003, the Company continued to receive interest income from these mezzanine loans.

In the fourth quarter of 2002, the Company funded a $3,500 mezzanine loan for the purchase and conversion of a historic office building into a 116-room Hampton Inn & Suites hotel in Baltimore, MD’s Inner Harbor (the “Baltimore Hotel”). Subsequently, the Company entered into a joint venture agreement (the “Hall Joint Venture”), with an affiliate of Hall Financial Group, (“Hall”). The Company assigned the $3,500 mezzanine loan to the Hall Joint Venture and retained a 50 percent interest (or $1,750) in the note through the joint venture. The total cost of the Baltimore Hotel, which is scheduled to open in the first quarter of 2004, is expected to be approximately $19,000. The Company owns 50 percent of the Hall Joint Venture, and Hall owns the remaining 50 percent.

The Company’s net cash used in financing activities during the three months ended March 31, 2003 totaled $1,793. This amount included the payment of distributions to shareholders of $4,756, the payment of distributions to the Partnership’s minority interest of $195, and long-term debt payments of $334, offset by a net increase of $3,500 in the outstanding balance under the Company’s $125,000 line of credit (the “Line”) from $72,300 at December 31, 2002 to $75,800 at March 31, 2003.

The Company’s availability under the Line totaled approximately $39,121 as of March 31, 2003. Availability is calculated each quarter on a trailing twelve-month basis based upon certain valuation criteria contained within the Line. The Line requires the Company to maintain certain financial ratios including maximum leverage, minimum interest coverage and minimum fixed charge coverage, as well as certain levels of unsecured and secured debt and tangible net worth, all of which the Company was in compliance with as of March 31, 2003. The failure to comply with any of these covenants would cause a default under our line of credit. Furthermore, our line of credit provides that any default under, or acceleration of, any of our other debt, any debt of WINN Limited Partnership or any debt of our subsidiaries, including any default by our financing subsidiary under its fixed-rate loan or otherwise, will constitute a default under the line of credit. Any of these defaults, if not waived, could result in the acceleration of the indebtedness under our line of credit. If this occurs, we may not be able to repay our debt or borrow sufficient funds to refinance it, in which case we would not be able to make distributions to our shareholders and could lose REIT status, which would result in the Company not being allowed to deduct its distributions to shareholders in computing its taxable income and would subject the Company to federal income tax, including any applicable alternative minimum tax, on its taxable income at regular corporate rates. The Line bears interest generally at rates from LIBOR plus 1.75% to 2.50%, based on the Company’s consolidated debt leverage ratio. The Company’s current rate is LIBOR plus 2.00%.

The Company had $66,072 in debt at March 31, 2003 that was subject to a fixed interest rate and fixed monthly payments with GE Capital Corporation. This debt, a ten-year loan with a 25-year amortization period, carries an interest rate of 7.375%. All unpaid principal and interest are due on December 1, 2008.

All 44 of the Company’s wholly owned hotels have been pledged as collateral for the Company’s debt securities, 30 against the outstanding balance under the Line and 14 against the outstanding balance under the GE Capital loan.

Effective March 31, 2003, the Company completed an interest rate swap on $50,000 of its outstanding variable rate debt under the Line. This transaction effectively replaced the Company’s variable interest rate based on 30-day LIBOR on $50,000 of outstanding debt under the Line with a fixed interest rate of 1.505% until February 27, 2004. The Line’s interest rate spread is currently 2.00%, equaling a fixed rate of 3.505% on $50,000 until February 27, 2004.

As of March 31, 2003, the Company’s contractual obligations and commitments (excluding obligations and commitments pursuant to the Company’s joint ventures) were as follows:

					After
Contractual Obligations	Total	< 1 Year	1 - 3 Years	3 - 5 Years	5 Years

Long-term debt	$66,072	$1,401	$3,131	$3,627	$57,913
Corporate office lease	709	366	343	—	—

Total contractual obligations	$66,781	$1,767	$3,474	$3,627	$57,913

					After
Other Commercial Commitments	Total	<1 Year	1 - 3 Years	3 - 5 Years	5 Years

Line of credit	$75,800	$—	$75,800	$—	$—

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

Funds From Operations

Funds from operations (“FFO”), as defined by the National Association of Real Estate Investment Trusts (“NAREIT”), is net income (loss) (determined in accordance with generally accepted accounting principles (“GAAP”)), excluding gains (losses) from sales of property, plus depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures (which are calculated to reflect FFO on the same basis). The Company further adjusts FFO by subtracting preferred share distributions, and income tax benefit, and adding the change in deferred revenue during the period to eliminate the impact of Staff Accounting Bulletin No. 101. The calculation of FFO may vary from entity to entity and as such the presentation of FFO by the Company may not be comparable to other similarly titled measures of other reporting companies. Some reporting companies have adopted the NAREIT definition of FFO. Due to the acquisition of the company’s leasehold interests from Interstate Hotels and Resorts in July 2002, the company believes that the adoption of the NAREIT definition of FFO would not result in a meaningful comparison, and would not be an accurate reflection of the operating activity of the quarter ended March 31, 2003 compared with the quarter ended March 31, 2002. This is primarily due to significant amounts of deferred revenue which accrued throughout the first two quarters of 2002 and were recognized in the third quarter of 2002 pursuant to SAB 101. The company plans to adopt the NAREIT definition of FFO when the company believes that the figures will result in a meaningful comparison between periods presented. FFO is not intended to represent cash flows for the period. FFO has not been presented as an alternative to operating income, but as an indicator of operating performance, and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles.

FFO is a supplemental industry-wide measure of REIT operating performance, the definition of which was first proposed by NAREIT in 1991 (and clarified in 1995, 1999 and 2002) in response to perceived drawbacks associated with net income under GAAP as applied to REITs. Since the introduction of the definition by NAREIT, the term has come to be widely used by REITs. Historical cost accounting for real estate assets implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values instead have historically risen or fallen with market conditions, most industry investors have considered presentations of operating results for real estate companies that use historical GAAP cost accounting to be insufficient by themselves. Accordingly, the Company believes FFO (combined with the Company’s primary GAAP presentations required by the Securities and Exchange Commission) helps improve our equity holders’ ability to understand our operating performance. The Company only uses FFO as a supplemental measure of operating performance. Shown below is a reconciliation of Net income (loss) to FFO.

WINSTON HOTELS, INC.
Reconciliation of Net Income (loss) to FFO
For the quarters ended March 31, 2003 and 2002
($ in thousands)

	2003	2002

Net income (loss)	$1,533	$(1,094)
Minority interest allocation	(13)	(204)
Depreciation	4,721	5,048
Depreciation from joint ventures	194	184
Deferred revenue	8	2,685
Deferred revenue from joint ventures	52	158
Income tax expense (benefit)	(551)	—
Preferred stock dividend	(1,734)	(1,734)

Funds From Operations	$4,210	$5,043

Forward Looking Statements

This report contains certain “forward looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements include, among other things, the Company’s planned termination of management contracts with Interstate and intention to enter into replacement management contracts with Alliance, the expected termination of leases with Intercontinental Group and the expected replacement of the management company, its belief that Barclay will generate sufficient taxable income to fully realize the deferred tax asset, its plans for renovation expenditures, and the adequacy of current funding sources for capital expenditures. You can identify these statements by use of words like “guidance”, “project”, “target”, “may”, “will”, “expect”, “anticipate”, “estimate”, “believes”, “continue” or similar expressions. These statements represent the Company’s judgment and are subject to risks and uncertainties that could cause actual operating results to differ materially from those expressed or implied in the forward looking statements, including but not limited to the following risks: changes in general economic conditions, properties held for sale will not sell, financing risks including the inability to obtain financing on favorable terms, if at all, development risks including the risks of construction delays and cost overruns, lower than expected occupancy and average daily rates, non-issuance or delay of issuance of governmental permits, zoning restrictions, the increase of development costs in connection with projects that are not pursued to completion, non-payment of mezzanine loans, the failure to make additional mezzanine debt investments and investments in distressed hotel assets, and failure to attract joint venture opportunities. From time to time, these and additional risks are discussed in the Company’s filings with the Securities and Exchange Commission, including but not limited to its Form S-3 Registration Statements, and its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and its other periodic reports.

Item 3 — Quantitative and Qualitative Disclosures About Market Risk
                 ($ in thousands)

As of March 31, 2003, the Company’s exposure to market risk for a change in interest rates related solely to debt outstanding under its $125,000 line of credit (the “Line”). Debt outstanding under the Line totaled $75,800 at March 31, 2003. The Line, which expires in December 2004, bears interest generally at rates from 30-day LIBOR plus 1.75% to 2.50%, based on the Company’s consolidated debt leverage ratio. The Company’s current interest rate is 30-day LIBOR plus 2.00%. Effective March 31, 2003, the Company completed an interest rate swap on $50,000 of its outstanding variable rate debt under the Line. The agreement is a contract to exchange floating rate interest payments for fixed interest payments periodically over the life of the agreement without the exchange of the underlying notional amounts. This transaction effectively replaces the Company’s variable interest rate based on 30-day LIBOR on $50,000 of the Line with a fixed interest rate of 1.505% until February 27, 2004. The Line’s interest rate spread is currently 2.00%, equating to an effective fixed rate of 3.505% on $50,000 until February 27, 2004. The differential actually paid or received on interest rate agreements is recognized as an adjustment to interest expense over the life of the swap. The weighted average interest rate on the Line for the three months ended March 31, 2003 was 3.85%. At March 31, 2003, the Company had $25,800 of variable rate debt outstanding under the Line that was exposed to fluctuations in the market rate of interest.

The definitive extent of the Company’s interest rate risk under the Line is not quantifiable or predictable because of the variability of future interest rates and business financing requirements. If interest rates increased by 100 basis points, the Company’s first quarter interest expense would have increased by approximately $65, based on the weighted-average amount of variable rate debt outstanding and exposed to fluctuations in the market rate of interest. The Company does not enter into derivative or interest rate transactions for speculative purposes.

The following table presents the aggregate maturities and historical cost amounts of the Company’s GE Capital Corporation fixed rate debt principal and interest rates by maturity dates at March 31, 2003:

Maturity Date	Fixed Rate Debt	Interest Rate

2003	$1,041	7.375%
2004	1,480	7.375%
2005	1,594	7.375%
2006	1,715	7.375%
2007	1,846	7.375%
Thereafter	58,396	7.375%

	$66,072	7.375%

Item 4 — Controls and Procedures

(a)	Evaluation of disclosure controls and procedures.

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

PART II — OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

(a)	Exhibits

99.1	Certification of Robert W. Winston, III, President and Chief Executive Officer of Winston Hotels, Inc., pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and dated May 8, 2003. [Furnished in accordance with the Commission’s guidance published in SEC Rel. No. 34-47551. This exhibit shall not be deemed to be incorporated by reference into any document or filed herewith for purposes of liability under the Securities Exchange Act of 1934.]

99.2	Certification of Joseph V. Green, Executive Vice President, Chief Financial Officer and Secretary of Winston Hotels, Inc., pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and dated May 8, 2003. [Furnished in accordance with the Commission’s guidance published in SEC Rel. No. 34-47551. This exhibit shall not be deemed to be incorporated by reference into any document or filed herewith for purposes of liability under the Securities Exchange Act of 1934.]

(b)	Reports on Form 8-K.

The Company filed the following reports on Form 8-K for the quarter ended March 31, 2003:

(1)	The Company filed a current report on Form 8-K dated February 13, 2003, pursuant to Item 9 of Form 8-K. Included in the Form 8-K was the Company’s press release announcing its operating results for the fourth quarter and year ended December 31, 2002, attached as Exhibit 99.1.

(2)	The Company filed a current report on Form 8-K dated March 14, 2003, pursuant to Item 9 of Form 8-K. Included in this Form 8-K were copies of the certifications of Robert W. Winston, the Company’s Chief Executive Officer, and Joseph V. Green, the Company’s Chief Financial Officer, which accompanied the Company’s Annual Report on Form 10-K, as filed with the Securities and Exchange Commission on March 14, 2003, required pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. These certifications were attached as Exhibits 99.1 and 99.2, respectively.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WINSTON HOTELS, INC

Date	May 8, 2003	/s/ Joseph V. Green

Joseph V. Green Executive Vice President and Chief Financial Officer (Authorized officer and Principal Financial Officer)

CERTIFICATIONS

I, Robert W. Winston, III, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Winston Hotels, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

Date: May 8, 2003
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

Date: May 8, 2003
/s/ Joseph V. Green

Joseph V. Green Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit	Description

99.1	Certification of Robert W. Winston, III, President and Chief Executive Officer of Winston Hotels, Inc., pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and dated May 8, 2003. [Furnished in accordance with the Commission’s guidance published in SEC Rel. No. 34-47551. This exhibit shall not be deemed to be incorporated by reference into any document or filed herewith for purposes of liability under the Securities Exchange Act of 1934.]

99.2	Certification of Joseph V. Green, Executive Vice President, Chief Financial Officer and Secretary of Winston Hotels, Inc., pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and dated May 8, 2003. [Furnished in accordance with the Commission’s guidance published in SEC Rel. No. 34-47551. This exhibit shall not be deemed to be incorporated by reference into any document or filed herewith for purposes of liability under the Securities Exchange Act of 1934.]