Form 10-Q
period 2003-06-30
WINSTON HOTELS INC
filed 2003-08-13
CIK 920605

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003	Commission file number 0-23732

WINSTON HOTELS, INC.
(Exact name of registrant as specified in its charter)

North Carolina	56-1624289
(State of incorporation)	(I.R.S. Employer Identification No.)

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
Yes ☒   No ☐

The number of shares of Common Stock, $.01 par value, outstanding on July 31, 2003 was 20,193,439.

WINSTON HOTELS, INC.
Index

WINSTON HOTELS, INC.
CONSOLIDATED BALANCE SHEETS
($ in thousands, except per share amounts)

ASSETS

	June 30, 2003	December 31, 2002

	(unaudited)

Land	$39,536	$39,348
Buildings and improvements	347,143	345,511
Furniture and equipment	46,120	44,332

Operating properties	432,799	429,191
Less accumulated depreciation	118,262	109,152

	314,537	320,039
Properties under development	1,864	1,800

Net investment in hotel properties	316,401	321,839

Corporate FF&E, net	608	735
Cash	5,240	1,510
Accounts receivable	3,534	1,958
Notes receivable	5,016	5,016
Investment in joint ventures	8,453	9,117
Deferred expenses, net	2,527	2,954
Prepaid expenses and other assets	6,559	6,988
Deferred tax asset	8,008	7,325

Total assets	$356,346	$357,442

LIABILITIES AND SHAREHOLDERS’ EQUITY

Long-term debt	$65,731	$66,406
Due to banks	76,200	72,300
Accounts payable and accrued expenses	12,117	11,679
Distributions payable	4,958	4,951
Minority interest in Partnership	7,287	7,591

Total liabilities	166,293	162,927

Shareholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized, 3,000,000 shares issued and outstanding (liquidation preference of $76,734)	30	30
Common stock, $.01 par value, 50,000,000 shares authorized, 20,193,634 and 20,148,334 shares issued and outstanding	202	201
Additional paid-in capital	257,081	256,720
Accumulated other comprehensive loss	(143)	—
Unearned compensation	(681)	(596)
Distributions in excess of earnings	(66,436)	(61,840)

Total shareholders’ equity	190,053	194,515

Total liabilities and shareholders’ equity	$356,346	$357,442

The accompanying notes are an integral part of the consolidated financial statements.

WINSTON HOTELS, INC
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Three Months Ended	Three Months Ended
	June 30, 2003	June 30, 2002

Revenue:
Rooms	$30,124	$—
Food and beverage	1,961	—
Other operating departments	1,062	—
Percentage lease revenue	739	9,793
Interest and other income	364	353

Total revenue	34,250	10,146

Hotel operating expenses:
Rooms	6,815	—
Food and beverage	1,411	—
Other operating departments	710	—
Undistributed operating expenses:
Property operating expenses	6,085	—
Real estate taxes and property and casualty insurance	1,721	1,559
Franchise costs	2,170	—
Maintenance and repair	1,708	—
Management fees	721	—
Percentage lease expense	1,302	—
General and administrative	1,471	1,315
Depreciation	4,549	4,782
Amortization	221	206
Lease acquisition	—	17,668

Total operating expenses	28,884	25,530

Operating income (loss)	5,366	(15,384)
Interest expense	1,913	2,527

Income (loss) before allocation to minority interest, income taxes, and equity in income of unconsolidated subsidiaries	3,453	(17,911)
Income (loss) allocation to minority interest	107	(787)
Income tax benefit	(132)	(6,714)
Equity in loss of unconsolidated subsidiaries	(81)	(56)

Income (loss) from continuing operations	3,397	(10,466)
Discontinued operations:
Income from discontinued operations	—	97
Loss on sale of discontinued operations	—	(742)

Net income (loss)	3,397	(11,111)
Preferred stock distribution	(1,734)	(1,734)

Net income (loss) applicable to common shareholders	$1,663	$(12,845)

Income (loss) per common share:
Basic and diluted:
Income (loss) from continuing operations	$0.08	$(0.61)
Loss from discontinued operations	—	(0.03)

Net income (loss) per common share	$0.08	$(0.64)

Weighted average number of common shares	20,078	20,116
Weighted average number of common shares assuming dilution	21,377	20,116

The accompanying notes are an integral part of the consolidated financial statements.

WINSTON HOTELS, INC
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Six Months Ended	Six Months Ended
	June 30, 2003	June 30, 2002

Revenue:
Rooms	$56,557	$—
Food and beverage	3,647	—
Other operating departments	2,171	—
Percentage lease revenue	1,549	19,326
Interest and other income	730	700

Total revenue	64,654	20,026

Hotel operating expenses:
Rooms	13,104	—
Food and beverage	2,716	—
Other operating departments	1,467	—
Undistributed operating expenses:
Property operating expenses	12,217	—
Real estate taxes and property and casualty insurance	3,454	3,377
Franchise costs	4,029	—
Maintenance and repair	3,345	—
Management fees	1,282	—
Percentage lease expense	2,210	—
General and administrative	2,956	2,870
Depreciation	9,270	9,612
Amortization	442	403
Lease acquisition	—	17,668

Total operating expenses	56,492	33,930

Operating income (loss)	8,162	(13,904)
Interest expense	3,874	5,360

Income (loss) before allocation to minority interest, income taxes, and equity in income of unconsolidated subsidiaries	4,288	(19,264)
Income (loss) allocation to minority interest	94	(994)
Income tax benefit	(683)	(6,714)
Equity in income (loss) of unconsolidated subsidiaries	54	(51)

Income (loss) from continuing operations	4,931	(11,607)
Discontinued operations:
Income from discontinued operations	—	144
Loss on sale of discontinued operations	—	(742)

Net income (loss)	4,931	(12,205)
Preferred stock distribution	(3,469)	(3,469)

Net income (loss) applicable to common shareholders	$1,462	$(15,674)

Income (loss) per common share:
Basic and diluted:
Income (loss) from continuing operations	$0.07	$(0.80)
Loss from discontinued operations	—	(0.04)

Net income (loss) per common share	$0.07	$(0.84)

Weighted average number of common shares	20,076	18,652
Weighted average number of common shares assuming dilution	21,375	18,652

The accompanying notes are an integral part of the consolidated financial statements.

WINSTON HOTELS, INC.
UNAUDITED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2003
(in thousands, except per share amounts)

								Accumulated
	Preferred Stock		Common Stock		Additional		Distributions	Other	Total
					Paid-in	Unearned	In Excess of	Comprehensive	Shareholders'
	Shares	Dollars	Shares	Dollars	Capital	Compensation	Earnings	Loss	Equity

Balances at December 31, 2002	3,000	$30	20,149	$201	$256,720	$(596)	$(61,840)	$—	$194,515

Issuance of shares — restricted stock	—	—	45	1	353	(354)	—	—	—
Distributions ($0.15 per common share)	—	—	—	—	—	—	(6,058)	—	(6,058)
Distributions ($0.578125 per preferred share)	—	—	—	—	—	—	(3,469)	—	(3,469)
Unearned compensation amortization	—	—	—	—	—	269	—	—	269
Minority interest equity adjustment	—	—	—	—	8	—	—	—	8
Comprehensive income:
Net income	—	—	—	—	—	—	4,931	—
Unrealized holding loss arising on interest rate swap	—	—	—	—	—	—	—	(143)
Total comprehensive income									4,788

Balances at June 30, 2003	3,000	$30	20,194	$202	$257,081	$(681)	$(66,436)	$(143)	$190,053

The accompanying notes are an integral part of the consolidated financial statements.

WINSTON HOTELS, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in thousands)

	Six Months Ended	Six Months Ended
	June 30, 2003	June 30, 2002

Cash flows from operating activities:
Net income (loss)	$4,931	$(12,205)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Income (loss) allocation to minority interest	94	(1,034)
Depreciation	9,270	10,021
Amortization	442	408
Income tax benefit	(683)	(6,714)
Mezzanine loan loss provision	—	250
Loss on sale of hotel properties	—	790
(Income) loss allocations from joint ventures	(54)	51
Unearned compensation amortization	269	227
Changes in assets and liabilities:
Lease revenue receivable	(169)	(3,426)
Accounts receivable	(1,407)	(2,922)
Deferred percentage lease revenue	—	7,073
Prepaid expenses and other assets	429	(1,465)
Accounts payable and accrued expenses	295	8,811

Net cash provided by (used in) operating activities	13,417	(135)

Cash flows from investing activities:
Prepaid acquisitions costs	—	(161)
Deferred acquisitions/disposition costs	—	(15)
Investment in hotel properties, net	(3,705)	(1,589)
Investment in joint ventures	(1)	(2,512)
Distributions from joint ventures	719	307
Sale of hotel properties	—	3,240

Net cash used in investing activities	(2,987)	(730)

Cash flows from financing activities:
Fees paid in connection with financing activities	(15)	(436)
Proceeds from issuance of common shares, net	—	26,897
Payment of distributions to shareholders	(9,520)	(8,964)
Payment of distributions to minority interest	(390)	(390)
Net increase (decrease) in due to banks	3,900	(10,800)
Decrease in long-term debt	(675)	(627)

Net cash provided by (used in) financing activities	(6,700)	5,680

Net increase in cash	3,730	4,815
Cash at beginning of period	1,510	887

Cash at end of period	$5,240	$5,702

Supplemental disclosure:
Cash paid for interest	$4,558	$5,304

Summary of non-cash investing and financing activities:
Distributions to shareholders declared but not paid	$4,763	$4,752
Distributions to minority interest declared but not paid	195	195
Deferred equity compensation	354	256
Fair market value adjustment of interest rate swap	143	825
Minority interest payable adjustment due to the issuance of common shares and accumulated other comprehensive income (loss)	(8)	(473)

The accompanying notes are an integral part of the consolidated financial statements.

WINSTON HOTELS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands, except per share amounts)

1.	ORGANIZATION

Winston Hotels, Inc. (“WHI”), headquartered in Raleigh, North Carolina, operates so as to qualify as a real estate investment trust (“REIT”) for federal income tax purposes. During 1994, WHI completed an initial public offering of its common stock (“Common Stock”), utilizing the majority of the proceeds to acquire one hotel and a general partnership interest (as the sole general partner) in WINN Limited Partnership (the “Partnership”). The Partnership used a substantial portion of the proceeds to acquire nine additional hotel properties. WHI and the Partnership (together with the Partnership’s wholly owned subsidiaries, Barclay Hospitality Services Inc. (“Barclay”) and Winston SPE, LLC), are collectively referred to as the “Company”. As of June 30, 2003, WHI’s ownership in the Partnership was 93.96 percent.

The accompanying unaudited consolidated financial statements reflect, in the opinion of management, all adjustments necessary for a fair presentation of the interim financial statements. All such adjustments are of a normal and recurring nature. Certain reclassifications have been made to the 2002 financial statements to conform with the 2003 presentation. These reclassifications have no effect on net income or shareholders’ equity previously reported. Due to the seasonality of the hotel business and the revenue recognition requirements of Staff Accounting Bulletin No. 101 (“SAB 101”), the information for the three months ended June 30, 2003 and 2002 is not necessarily indicative of the results for a full year. SAB 101 effectively defers percentage lease revenue from the first and second quarters to the third and fourth quarters. Three joint ventures, in which the Company owned a 49 percent ownership interest as of June 30, 2003, deferred recognition of percentage lease revenue for three hotels. This Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

As of June 30, 2003, the Company held an ownership interest in 49 hotel properties in 16 states having an aggregate of 6,809 rooms. This included 44 wholly owned properties with 6,141 rooms, a 49 percent ownership in three joint venture hotels with 453 rooms, and a 13.05 percent ownership interest in two joint venture hotels with 215 rooms, (collectively, the “Joint Venture Hotels”). The Company also had issued mezzanine loans to owners of three hotels with 391 rooms. The Company does not hold an ownership interest in any of the hotels for which it has provided mezzanine financing. All of the Company’s hotels are operated under franchises from nationally recognized franchisors including Marriott International, Inc., Hilton Hotels Corporation, Intercontinental Hotels Group PLC, (formerly Six Continents PLC) and Choice Hotels International.

2.	ACQUISITION OF LEASEHOLD INTERESTS

Effective July 1, 2002, the Company, through its wholly owned taxable REIT subsidiary, Barclay, acquired the leasehold interests for 47 of its hotels from CapStar Winston Company, L.L.C., a wholly owned subsidiary of MeriStar Hotels & Resorts, Inc. (“MeriStar”). MeriStar has since merged with and become Interstate Hotels & Resorts, Inc. (“Interstate”). The acquisition included leasehold interests for 45 wholly owned hotels and two Joint Venture Hotels. Under the REIT Modernization Act, which became effective January 1, 2001, the Company is permitted to lease its hotels to wholly owned taxable REIT subsidiaries, provided that the subsidiary lessees engage a third-party management company to manage the hotels. Simultaneous with acquiring the leasehold interests, Barclay entered into new management contracts with Interstate for 39 of the 47 hotels covered by the leases. These five-year contracts were terminable by Barclay after June 30, 2003, subject to certain conditions and limitations. Effective July 1, 2003, the Company terminated its management contracts with Interstate (See Note 10).

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

The following table summarizes the notional value and fair value of the Company’s interest rate swap instrument. The notional value at June 30, 2003 provides an indication of the extent of the Company’s involvement with derivative financial instruments at that time, but does not represent the Company’s overall exposure to credit, interest rate or market risks.

	Notional	Interest
At June 30, 2003	Value	Rate	Maturity	Fair Value

Interest rate swap	$50,000	1.505%	02/2004	$(143)

The derivative financial instrument listed in the table above converts variable payments to fixed payments and is, therefore, characterized as a cash flow hedge. Cash flow hedges address the risk associated with future cash flows of debt transactions. On June 30, 2003 the derivative instrument’s fair value was $(143) and is included in “Accounts payable and accrued expenses” on the Consolidated Balance Sheets. Offsetting adjustments are represented as deferred gains or losses in “Accumulated other comprehensive loss”. Over time, the unrealized losses held in “Accumulated other comprehensive loss” will be reclassified into earnings in the same periods in which the hedged interest payments affect earnings.

4.	EARNINGS PER SHARE

The following is a reconciliation of the net income (loss) applicable to common shareholders used in the net income (loss) per common share calculation to the net income (loss) assuming dilution used in the net income (loss) per common share — assuming dilution calculation.

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

Income (loss) from continuing operations	$3,397	$(10,466)	$4,931	$(11,607)
Plus: income (loss) from discontinued operations	—	(645)	—	(598)
Less: preferred stock distribution	1,734	1,734	3,469	3,469

Net income (loss) applicable to common shareholders	1,663	(12,845)	1,462	(15,674)
Plus: income (loss) allocation to minority interest	107	—	94	—

Net income (loss) assuming dilution	$1,770	$(12,845)	$1,556	$(15,674)

The following is a reconciliation of the weighted average shares (in thousands) used in the calculation of net income (loss) per common share to the weighted average shares (in thousands) used in the calculation of net income (loss) per common share — assuming dilution:

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

Weighted average number of common shares	20,078	20,116	20,076	18,652
Minority interest units with redemption rights	1,299	—	1,299	—
Stock options	—	—	—	—

Weighted average number of common shares assuming dilution	21,377	20,116	21,375	18,652

The number of potential common shares (represented by minority interest and outstanding options) for the three and six months ended June 30, 2002 totaled 1,299,000 and 1,299,000, respectively.

The Company declared quarterly cash dividends of $0.15 per common share and $0.578125 per preferred share during the first and second quarter of 2003.

5.	INCOME TAXES

The Company accounts for income taxes in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes.” Under SFAS 109, the Company accounts for income taxes using the asset and liability method under which deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. The income tax benefit for the six months ended June 30, 2003 consists of a deferred federal income tax benefit of $629 and a deferred state income tax benefit of $54.

The benefit from income taxes and related deferred tax asset were calculated using an effective tax rate of 38 percent applied to the loss of Barclay. The deferred tax asset also relates to the cost of acquiring the leases for 47 of the Company’s hotel properties from Interstate, which was expensed for financial reporting purposes in 2002. For tax purposes, this payment is being amortized over the lives of the leases. The Company believes that Barclay will generate sufficient future taxable income to realize in full the deferred tax asset. Accordingly, no valuation allowance has been recorded as of June 30, 2003.

6.	STOCK-BASED COMPENSATION

At June 30, 2003, the Company has one stock-based employee compensation plan, the Winston Hotels, Inc. Stock Incentive Plan. The Company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations. No stock-based employee compensation cost is reflected in net income (loss) for the issuance of options, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income (loss) applicable to common shareholders and net income (loss) per share as if the Company had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation”, to stock-based employee compensation.

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

Net income (loss) applicable to common shareholders, as reported	$1,663	$(12,845)	$1,462	$(15,674)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	5	23	9	45

Pro forma net income (loss) applicable to common shareholders	1,658	(12,868)	1,453	(15,719)
Earnings (loss) per share:
Basic and diluted — as reported	$0.08	$(0.64)	$0.07	$(0.84)

Basic and diluted — pro forma	$0.08	$(0.64)	$0.07	$(0.84)

7.	SUMMARIZED FINANCIAL STATEMENT INFORMATION FOR JOINT VENTURES

The Company participates in four joint venture agreements to develop and own hotel properties, two with Regent Partners, Inc. (“Regent”), one with Marsh Landing Investment, L.L.C. (“Marsh Landing”), and one with Charlesbank Capital Partners, LLC (“Charlesbank”) and Concord Hospitality Enterprises Company (“Concord”). The Company entered into the joint ventures with Regent and Marsh Landing during 1999 and 2000, respectively, and with Charlesbank and Concord during the fourth quarter of 2002.

The Company currently owns a 49 percent interest in the joint venture with Marsh Landing that owns the Ponte Vedra, FL Hampton Inn. Charles Winston and James Winston, both of whom are directors of the Company, control the remaining 51 percent interest in the Marsh Landing joint venture. The Company currently owns a 49 percent interest in the joint venture with Regent that owns the Evanston, IL Hilton Garden Inn and currently owns a 57.65 percent interest in the joint venture with Regent that owns the Windsor, CT Hilton Garden Inn (see Note 10).

During the fourth quarter of 2002, the Company entered into a joint venture agreement with Charlesbank to acquire more than $100,000 of hotel assets (the “Charlesbank Venture”). Charlesbank is a private investment firm that manages capital on behalf of a range of institutional investors. During the fourth quarter of 2002, the Charlesbank Venture and Concord subsequently formed a new joint venture entity, WCC Project Company LLC. The Charlesbank Venture is the managing member of WCC Project Company LLC. Both the West Des Moines, IA Fairfield Inn & Suites and the Beachwood Courtyard are owned by WCC Project Company LLC. Charlesbank owns 73.95 percent of WCC Project Company LLC, Concord owns 13 percent and the Company owns 13.05 percent.

As of June 30, 2003, total assets of the four joint ventures were $59,070, total liabilities were $37,770, and total equity was $21,300. For the three and six months ended June 30, 2003, total revenue of the four joint ventures was $1,719 and $3,303, respectively, total expenses were $1,807 and $3,149, respectively, resulting in net income (loss) of ($88) and $154, respectively, of which the Company’s share was ($81) and $54, respectively. Pursuant to the requirements of SAB 101, $1,046 and $1,152 of total revenue was deferred during the three and six months ended June 30, 2003, respectively, all of which will be recognized during 2003.

8.	RECENT ACCOUNTING PRONOUNCEMENTS

FASB Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51 (“ARB No. 51”), was issued in January 2003. This Interpretation clarifies the application of ARB No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties, referred to as variable interest entities (“VIE”). FIN 46 explains the concept of a VIE and generally requires consolidation by the party that has a majority of the risk and/or rewards, referred to as the primary beneficiary..

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

This Interpretation applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains a variable interest after that date. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003.

As discussed in Note 7 above, the Company participates in four joint venture agreements to develop and own hotel properties. The Company has also issued three mezzanine loans to owners of three hotels. The management of the Company has analyzed the terms and provisions of each of these arrangements, and has determined the following:

Marsh Landing Joint Venture:
This joint venture is considered to be a VIE and the Company is considered to be the primary beneficiary. Therefore, the Company, which owns a 49 percent interest, will consolidate the results of operations beginning with the third quarter of 2003. For the six months ended June 30, 2003, total revenue was $317, total expenses were $411, resulting in a net loss of $94. Deferred revenue for the same six month period totaled $435, per the provisions of SAB 101, all of which will be recognized during the second half of 2003. As of June 30, 2003, total assets were $7,541, total liabilities were $5,474, resulting in stockholders’ equity totaling $2,067. The Company’s maximum exposure to loss as a result of its involvement in this joint venture is equal to its equity as of June 30, 2003, which totaled $1,013.

Charlesbank and Concord Joint Ventures:
This joint venture is considered to be a VIE, however, the Company is not considered to be the primary beneficiary. Therefore, the Company, which owns a 13.05 percent interest, will not consolidate its results of operations. The Company’s maximum exposure to loss as a result of its involvement in this joint venture is equal to its equity as of June 30, 2003, which totaled $627.

Regent Joint Ventures:
These two joint ventures, one which owns the Windsor, CT Hilton Garden Inn hotel (the “Windsor Joint Venture”) and the other the owns the Evanston, IL Hilton Garden Inn (the “Evanston Joint Venture”) are considered to be VIEs. However, due to the complexity of the new guidance and the evolving interpretation among accounting professionals, including currently pending interpretations from the Financial Accounting Standards Board, the Company is still in the process of evaluating the provisions of FIN 46 and has not yet determined if it is considered to be the primary beneficiary in either case. It is reasonably possible that one or both of these joint ventures will be consolidated with the Company. For the six months ended June 30, 2003, total revenue of the Windsor Joint Venture and the Evanston Joint Venture was $883 and 741, respectively, total expenses were 588 and 883, respectively, resulting in net income (loss) of $295 and $(142), respectively. Deferred revenue for the same six month period totaled $0 and $717, respectively, per the provisions of SAB 101, all of which will be recognized during the second half of 2003. As of June 30, 2003, total assets were $16,096 and $20,561, respectively, total liabilities were $9,901 and $13,157, respectively, resulting in stockholders’ equity totaling $6,195 and $7,404, respectively. The Company’s maximum exposure to loss as a result of its involvement in these joint ventures is equal to its equity as of June 30, 2003, which totaled $6,664.

Noble Investment Group Mezzanine Loans:
On July 5, 2000, the Company entered into a strategic alliance with Noble Investment Group, Ltd. (“Noble”) to partially finance and develop two Hilton Garden Inn hotels in Atlanta, GA and Tampa, FL and to explore other similar upscale Hilton and Marriott opportunities. In July 2000, the Company provided a $1,080 mezzanine loan for a Hilton Garden Inn in Atlanta and in February 2001 provided a $2,186 mezzanine loan for a Hilton Garden Inn in Tampa. Noble provided the remainder of the funding and owns and operates the hotels. These two mezzanine loan arrangements are considered to be variable interests in the entities that own the hotels, both of which are VIEs. However, the Company is not considered to be the primary beneficiary. Therefore, the Company will not consolidate the results of operations of the hotels for which it has provided financing. The Company’s maximum exposure to loss as a result of its involvement in these mezzanine loans is equal to the outstanding loan balances as of June 30, 2003, which totaled $3,266.

Baltimore, MD Hampton Inn & Suites Mezzanine Loan;
In the fourth quarter of 2002, the Company funded a $3,500 mezzanine loan to a third party owner for the purchase and conversion of a historic office building into a 116-room Hampton Inn & Suites hotel in Baltimore, MD’s Inner Harbor (the “Baltimore Hotel”). Subsequently, the Company sold 50 percent of the loan to an affiliate of Hall Financial Group at face value, or $1,750. This mezzanine loan arrangement is considered to be a variable interest in the entity that owns the hotel, which is a VIE. However, the Company is not considered to be the primary beneficiary. Therefore, the Company will not consolidate the results of operations of the hotel for which it has provided financing. The Company’s maximum exposure to loss as a result of its involvement in this mezzanine loans is equal to the outstanding loan balance as of June 30, 2003, which totaled $1,750.

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

In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (“SFAS No. 150”). SFAS No. 150 requires issuers to classify certain freestanding financial instruments as liabilities. These freestanding financial instruments include mandatory redeemable financial instruments, obligations to repurchase the issuer’s equity shares by transferring assets and certain obligations to issue a variable number of shares. The provisions of SFAS No. 150 are effective at the beginning of the first interim period beginning after June 15, 2003. The Company does not expect adoption of SFAS No. 150 to have a material impact on the financial statements.

9.	DISCONTINUED OPERATIONS

The Company adopted Statement of Financial Accounting Standard No. 144 (“SFAS No. 144”) effective January 1, 2002 which requires, among other things, that the operating results of certain real estate assets which have been sold subsequent to January 1, 2002, or otherwise qualify as held for disposition (as defined by SFAS No. 144), be included in discontinued operations in the statements of operations for all periods presented. Four of the Company’s wholly owned hotels were sold during 2002. The operating results for these four hotels are included in discontinued operations in the statements of operations for the three and six months ended June 30, 2002. The Company has not allocated interest expense to the results of the discontinued operations in accordance with EITF No. 87-24. The Company had no assets that qualified as held for disposition as defined by SFAS No. 144 at June 30, 2003. This change has resulted in certain reclassifications to the three and six months ended June 30, 2002 financial statement amounts. Condensed financial information of the results of operations for the three and six months ended June 30, 2002, for the four hotels sold during 2002, consisted of total revenue of $351 and $692, respectively, total expenses of $248 and $538, respectively, an allocation to minority interest of $6 and $10, respectively, resulting in income from discontinued operations of $97 and $144, respectively.

10.	MANAGEMENT AND LEASE AGREEMENT CHANGES

Effective July 1, 2003, the Company terminated its management contracts for 33 of its hotels managed by Interstate. Effective July 1, 2003, the Company also terminated the management agreements under which Interstate Management and Investment Corporation formerly operated six of the Company’s properties by paying a termination fee of $1.3 million ($0.06 per share), which will be expensed in the third quarter. The management of all of these properties along with most of the hotels’ management personnel and other employees have been transferred to Alliance Hospitality Management, LLC, (“Alliance”) a newly created hotel management company that is owned by Noble and hotel industry veteran Dale M. Turner, CHA.

The Company terminated the lease agreements for the Las Vegas, NV Hampton Inn and the Windsor, CT Hilton Garden Inn on July 1, 2003, both of which were previously leased to Intercontinental Group. The Windsor Hilton Garden Inn is currently owned by a joint venture entity, Windsor Hotel Associates, LLC. Prior to the termination of the lease agreement, the Company owned 49 percent, while Regent Partners, Inc. (“Regent”) owned 36 percent and Intercontinental Group owned 15 percent. Subsequent to the termination of the lease agreement, Intercontinental Group forfeited its share of ownership, with the result that the Company now owns 57.65 percent and Regent owns 42.35 percent of Windsor Hotel Associates, LLC. The Company wholly owns the Las Vegas Hampton Inn. The Company has replaced Intercontinental Group with a newly formed lessee, Windsor Lessee Company LLC, owned 57.65 percent by the Company and 42.35 percent by Regent, to lease the Windsor Hilton Garden Inn. The Company has also replaced Intercontinental Group with Barclay as lessee for the Las Vegas Hampton Inn. Both Barclay and Windsor Lessee Company LLC have contracted with Alliance to operate the properties. As a result of replacing Intercontinental Group as lessee with Barclay and Windsor Lessee Company LLC, the Company now records any profits or losses from the Las Vegas Hampton Inn and its share of profits or losses from the Windsor Hilton Garden Inn.

Currently, Alliance manages 41 of the Company’s hotels, Concord manages two hotels, Hilton Hotels Corporation manages two hotels, and Sage Hospitality Resources, LLC, Noble, and Prism Hospitality, L.P. each manage one hotel.

The 41 hotels currently managed by Alliance are operated under a management agreement with a five-year term. The Company, however, has the right to terminate the agreement upon delivery of written notice to Alliance not less than 90 days prior to the effective date of termination. The management fee payable to Alliance is equal to 2.25% of total hotel revenue and is paid monthly.

The Company’s wholly owned Secaucus, NJ Holiday Inn continues to be operated under a long-term lease with Secaucus Holding Corporation, a wholly owned subsidiary of Prime Hospitality Corp. (“Prime”). The Company is currently in negotiations with Prime to transfer the lease to Barclay. It is the Company’s intent to contract with Alliance to manage the property.

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations ($ in thousands)

Overview

Winston Hotels, Inc. (“WHI”), headquartered in Raleigh, North Carolina, operates so as to qualify as a real estate investment trust (“REIT”) for federal income tax purposes. During 1994, WHI completed an initial public offering of its common stock (“Common Stock”), utilizing the majority of the proceeds to acquire one hotel and a general partnership interest (as the sole general partner) in WINN Limited Partnership (the “Partnership”). The Partnership used a substantial portion of the proceeds to acquire nine additional hotel properties. WHI and the Partnership (together with the Partnership’s wholly owned subsidiaries, Barclay Hospitality Services Inc. (“Barclay”) and Winston SPE, LLC), are collectively referred to as the “Company”. As of June 30, 2003, WHI’s ownership in the Partnership was 93.96 percent.

As of June 30, 2003, the Company held an ownership interest in 49 hotel properties in 16 states having an aggregate of 6,809 rooms. This included 44 wholly owned properties with 6,141 rooms, a 49 percent ownership in three joint venture hotels with 453 rooms, and a 13.05 percent ownership interest in two joint venture hotels with 215 rooms, (collectively, the “Joint Venture Hotels”). The Company also had issued mezzanine loans to owners of three hotels with 391 rooms. The Company does not hold an ownership interest in any of the hotels for which it has provided mezzanine financing. All of the Company’s hotels are operated under franchises from nationally recognized franchisors including Marriott International, Inc., Hilton Hotels Corporation, Intercontinental Hotels Group PLC, (formerly Six Continents PLC) and Choice Hotels International.

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

Effective July 1, 2003, the Company terminated its management contracts for 33 of its hotels managed by Interstate. Effective July 1, 2003, the Company also terminated the management agreements under which Interstate Management and Investment Corporation formerly operated six of the Company’s properties by paying a termination fee of $1.3 million ($0.06 per share), which will be expensed in the third quarter. The management of all of these properties along with most of the hotels’ management personnel and other employees have been transferred to Alliance Hospitality Management, LLC, (“Alliance”) a newly created hotel management company that is owned by Noble Investment Group, LTD and hotel industry veteran Dale M. Turner, CHA.

The Company terminated the lease agreements for the Las Vegas, NV Hampton Inn and the Windsor, CT Hilton Garden Inn on July 1, 2003, both of which were previously leased to Intercontinental Group. The Windsor Hilton Garden Inn is currently owned by a joint venture entity, Windsor Hotel Associates, LLC. Prior to the termination of the lease agreement, the Company owned 49 percent, while Regent Partners, Inc. (“Regent”) owned 36 percent and

Intercontinental Group owned 15 percent. Subsequent to the termination of the lease agreement, Intercontinental Group forfeited its share of ownership, with the result that the Company now owns 57.65 percent and Regent owns 42.35 percent of Windsor Hotel Associates, LLC. The Company wholly owns the Las Vegas Hampton Inn. The Company has replaced Intercontinental Group with a newly formed lessee, Windsor Lessee Company LLC, owned 57.65 percent by the Company and 42.35 percent by Regent, to lease the Windsor Hilton Garden Inn. The Company has also replaced Intercontinental Group with Barclay as lessee for the Las Vegas Hampton Inn. Both Barclay and Windsor Lessee Company LLC have contracted with Alliance to operate the properties. As a result of replacing Intercontinental Group as lessee with Barclay and Windsor Lessee Company LLC, the Company now records any profits or losses from the Las Vegas Hampton Inn and its share of profits or losses from the Windsor Hilton Garden Inn. The Company estimates its share of the total net loss from these two properties for the period July 1, 2003 through December 31, 2003 to be approximately $440.

Currently, Alliance manages 41 of the Company’s hotels, Concord manages two hotels, Hilton Hotels Corporation manages two hotels, and Sage Hospitality Resources, LLC, Noble Investment Group, Ltd., and Prism Hospitality, L.P. each manage one hotel.

The 41 hotels currently managed by Alliance are operated under a management agreement with a five-year term. The Company, however, has the right to terminate the agreement upon delivery of written notice to Alliance not less than 90 days prior to the effective date of termination. The management fee payable to Alliance is equal to 2.25% of total hotel revenue and is paid monthly.

The Company’s wholly owned Secaucus, NJ Holiday Inn continues to be operated under a long-term lease with Secaucus Holding Corporation, a wholly owned subsidiary of Prime Hospitality Corp. (“Prime”). The Company is currently in negotiations with Prime to transfer the lease to Barclay. It is the Company’s intent to contract with Alliance to manage the property.

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

Accounting for Joint Ventures
The Company currently has a 49 percent ownership interest in two joint venture hotels, a 57.65 percent ownership interest in one joint venture hotel, and a 13.05% ownership interest in two joint venture hotels. As of June 30, 2003, the Company determined that it did not have a controlling interest in any of the joint ventures during the quarter and six months ended June 30, 2003 and therefore used the equity method to recognize its share of net income or loss from the joint ventures and adjusted the carrying value of the investment accordingly. The joint ventures’ assets, liabilities, and equity are not recorded on the Company’s balance sheet as of June 30, 2003. See Note 8 for a discussion of FIN 46.

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

Income Taxes
The Company records a valuation allowance to reduce the deferred tax assets to an amount that it believes is more likely than not to be realized. In assessing the need for the valuation allowance, future taxable income and ongoing prudent and feasible tax planning strategies have been considered. Should our estimate of future taxable income be less than expected, or our tax planning strategy not be carried out as planned, we would record an adjustment to the deferred tax asset in the period such determination was made. As of June 30, 2003, the Company has not recorded a valuation allowance.

Results of Operations

The following table outlines the number of hotels wholly owned by the Company by service type as of June 30, 2003 and 2002.

Type of Hotel	June 30, 2003	June 30, 2002

Limited-service hotels	23	26
Extended-stay hotels	10	10
Full-service hotels	11	11

Total	44	47

The Company adopted Staff Accounting Bulletin No. 101 (“SAB 101”) on January 1, 2000. SAB 101 requires that a lessor not recognize contingent rental income until the lessee has achieved annual specified hurdles. SAB 101 effectively defers percentage lease revenue from the first and second quarters to the third and fourth quarters. Due to the acquisition of the leasehold interests from Interstate, effective July 1, 2002, percentage lease payments made by Barclay to the Company (for all but two of its wholly owned hotels), are eliminated in consolidation. Through June 30, 2003 the Company continued to defer recognition of any percentage lease revenue for the two wholly owned hotels, the Las Vegas, NV Hampton Inn and the Secaucus, NJ Holiday Inn, that continued to be operated under long term leases with Intercontinental Group and Prime, respectively. In addition, three joint ventures, in which the Company owned a 49 percent ownership interest as of June 30, 2003, deferred recognition of any percentage lease revenue for three hotels. SAB 101 will have no impact on the Company’s Funds From Operations (“FFO”), or its interim or annual cash flow from its third party lessees, and therefore, on its ability to pay dividends.

Due to the acquisition of the leasehold interests from Interstate, the results of operations for the three and six months ended June 30, 2003 versus the results of operations for the three and six months ended June 30, 2002 does not result in a meaningful comparison. This is due primarily to recording the operating results of the hotels, for which the leasehold interests were acquired, on the Company’s statements of operations beginning in the third quarter of 2002. Therefore, in an effort to make a more meaningful comparison between periods, in addition to the comparison of actual results of operations for the three and six months ended June 30, 2003 and 2002, shown below is a comparison of selected actual financial information for the three and six months ended June 30, 2003 with selected pro forma financial information for the three and six months ended June 30, 2002, as if the acquisition of the leasehold interests from Interstate occurred on January 1, 2002. The selected pro forma financial information is also shown as if the sales of hotel properties, which occurred during 2002, occurred on January 1, 2002 as well. Therefore, the selected pro forma financial information below is based on both the Company’s and Interstate’s historical results of operations, after giving effect to certain pro forma adjustments to 2002, for the 44 wholly owned hotels as of June 30, 2003. The pro forma adjustments include the elimination of the transaction to acquire the leasehold interests from Interstate and the percentage lease revenue applicable to the 45 wholly owned hotels for which the leasehold interests were acquired, as well as adjustments to undistributed property operating expenses to remove management company corporate costs, to make adjustments to management fees to reflect the fee structure per the new management agreements, and to make resulting adjustments to the allocation of earnings to minority interests. The unaudited pro forma financial information does not purport to be indicative of what the actual results of operations of the Company would have been had the transaction occurred on the basis assumed above nor are they indicative of results of future operations. The unaudited pro forma financial information is based upon available information and upon assumptions and estimates that management believes are reasonable under the circumstances.

Actual Three and Six Months Ended June 30, 2003 versus Actual Three and Six Months Ended June 30, 2002

REVENUE

Rooms, Food and Beverage and Other Operating Departments Revenue - The increase in hotel revenues is a result of the acquisition of the leasehold interests from Interstate. The operating results of the hotels, for which the leasehold interests were acquired, are reflected on the Company’s consolidated statements of operations beginning July 1, 2002.

Percentage Lease Revenue - Percentage lease revenue declined for the three months ended June 30 from $9,793 to $739, and for the six months ended June 30 declined from $19,326 to $1,549. These declines are primarily due to the acquisition of the leasehold interests from Interstate. The percentage lease revenue for 2003 reflects only the percentage lease revenue for the two wholly owned hotels that remained under long term leases with third parties, the Secaucus, NJ Holiday Inn and the Las Vegas, NV Hampton Inn.

Interest and Other Income - Interest and other income increased from $353 to $364 for the three months ended June 30 and from $700 to $730 for the six months ended June 30. The increase is primarily due to an increase in mezzanine loan interest income, offset by a decrease in third party development fees.

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

Real Estate Taxes and Property and Casualty Insurance - Real estate taxes and property insurance costs increased $162 for the three months ended June 30, from $1,559 in 2002 to $1,721 in 2003, and for the six months ended June 30 increased from $3,377 in 2002 to $3,454 in 2003. These increases are primarily due to higher insurance premiums and additional out of pocket costs for the portion of losses that did not exceed deductibles.

Percentage Lease Expense - Beginning July 1, 2002, this expense represents the lease expense Barclay, as lessee, pays to the owners of two Joint Venture Hotels.

General and Administrative - General and administrative expense increased $156 for the quarter ended June 30, from $1,315 in 2002 to $1,471 in 2003. The increase is primarily attributable to an additional $253 in legal and other costs primarily associated with new business development, offset by a decline in payroll costs of $183 due to a reduction in personnel. General and administrative expense increased $86 for the six months ended June 30, from $2,870 in 2002 to $2,956 in 2003. The increase is primarily attributable to an additional $508 in legal and other costs primarily associated with new business development, offset by the write off of a mezzanine loan totaling $250 in the first quarter of 2002 and a decline in payroll costs of $137 due to a reduction in personnel.

Depreciation and Amortization - Depreciation and amortization expenses remained relatively consistent with the same periods in the prior year.

Interest - Interest expense decreased $614 for the quarter ended June 30, from $2,527 in 2002 to $1,913 in 2003. Interest expense also decreased for the six months ended June 30, from $5,360 in 2002 to $3,874 in 2003. These decreases are due to both a decline in weighted average interest rates as well as a decline in the weighted average outstanding debt balances. The weighted average outstanding debt balances decreased primarily due to the sale of 3,162 shares of common stock in March 2002, and the use of the net cash proceeds totaling $26,897 to reduce the then outstanding debt balance.

Income (loss) Allocation to Minority Interest - Minority interest weighted average share of ownership totaled 6.04% for the three and six months ended June 30, 2003 and 6.06% and 6.43% for the three and six months ended June 30, 2002, respectively.

Income Tax Benefit - The income tax benefit is a result of the net loss experienced by Barclay during 2003.

Equity in Income (loss) of Unconsolidated Subsidiaries - The Company’s share of income (loss) from unconsolidated subsidiaries totaled ($81) and $54 for the three and six months ended June 30, 2003, respectively, versus ($56) and ($51) for the three and six months ended June 30, 2002, respectively. As of June 30, 2003 and 2002, the Company’s share of deferred revenue for these unconsolidated subsidiaries totaled $565 and $562, respectively.

Discontinued Operations - The Company sold the Clearwater, FL Comfort Inn in May 2002, the Southern Pines, NC Hampton Inn in August 2002, the Augusta, GA Comfort Inn in November 2002 and the Chester, VA Hampton Inn in December 2002. The operating results of these properties for 2002 are shown as discontinued operations.

In an effort to make a more meaningful comparison between periods, in addition to the comparison of actual results of operations for the three and six months ended June 30, 2003 and 2002 shown above, shown below is a comparison of selected actual financial information for the three and six months ended June 30, 2003 with selected pro forma financial information for the three and six months ended June 30, 2002, as if the acquisition of the leasehold interests from Interstate occurred on January 1, 2002. This information is shown for the 44 wholly owned hotels that were open for the entire periods presented.

Selected Financial Information — Actual Three and Six Months Ended June 30, 2003 versus Pro Forma Three and Six Months Ended June 30, 2002

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2003	2002	2003	2002

	(actual)	(pro forma)	(actual)	(pro forma)
Revenue:
Rooms	$30,124	$31,465	$56,557	$58,721
Other hotel revenue	3,023	3,311	5,818	6,236
Hotel operating expenses:
Rooms and other operating expenses	8,936	9,190	17,287	17,327
Undistributed property operating expenses	10,684	10,887	20,873	20,709

REVENUE

Room Revenue - Room revenue decreased $1,341 to $30,124 for the three months ended June 30, 2003 versus $31,465 for the three months ended June 30, 2002. For the quarter, revenue per available room (“RevPAR”) decreased 4.8% from $56.28 in 2002 to $53.57 in 2003. Average daily rate for the quarter declined 3.1% from $80.41 in 2002 to $77.94 in 2003, while occupancy rates decreased from 70.0% to 68.7%. For the six months ended June 30, 2003 room revenue decreased $2,164 to $56,557 compared to $58,721 for the six months ended June 30, 2002. RevPAR decreased 4.0% from $52.79 in 2002 to $50.69 in 2003. Average daily rate declined 3.5% from $79.97 in 2002 to $77.14 in 2003, while occupancy rates decreased from 66.0% to 65.7%. We believe that the decrease in RevPAR, average daily rate and occupancy rates in 2003 is primarily a result of the sluggish economy.

Other Hotel Revenue - Other hotel revenue consists of food and beverage revenue and other operating departments revenue. Other hotel revenue declined from $3,311 in 2002 to $3,023 in 2003 for the quarter ended June 30. Other hotel revenue declined from $6,236 in 2002 to $5,818 in 2003 for the six months ended June 30. These decreases are primarily due to a decrease in long distance telephone revenue as a result of the increased use of cellular phones by guests.

EXPENSES

As a percentage of total hotel revenue, hotel operating expenses increased for the quarter ended June 30 from 57.7% in 2002 to 59.2% in 2003, and for the six months ended June 30 from 58.6% in 2002 to 61.2% in 2003.

Rooms and Other Operating Expenses - Rooms and other operating expense decreased $254 for the quarter, from $9,190 in 2002 to $8,936 in 2003, primarily due to a decline in payroll costs. Rooms and other operating expense for the six months ended June 30, 2003 totaled $17,287, relatively flat when compared with $17,327 for the six months ended June 30, 2002.

Undistributed Property Operating Expenses - Undistributed property operating expenses consist of administrative and general, sales and marketing, energy, repairs and maintenance, franchise fees, management fees and other costs. Undistributed property operating expenses decreased $203 for the three months ended June 30, from $10,887 in 2002 to $10,684 in 2003. These decreases are primarily due to lower sales and marketing labor costs, lower franchise fees and management fees, offset by higher utility costs for electricity and gas. Undistributed property operating expenses increased $165 for the six months ended June 30, from $20,709 in 2002 to $20,873 in 2003. The increase is primarily due to higher administrative and general and repairs and maintenance labor costs, higher utility costs for electricity and gas, offset by lower franchise fees and management fees.

Liquidity and Capital Resources

The Company finances its operations from operating cash flow, which was principally derived from percentage leases through June 30, 2002 and from the operations of the hotels for which the leasehold interests were acquired effective July 1, 2002. For the six months ended June 30, 2003 and 2002, cash flow provided by (used in) operating activities was $13,417 and $(135), respectively. The increase is primarily due to the acquisition of the leasehold interests in 2002, which resulted in an adjustment to cash provided by (used in) operating activities in the second quarter of 2002 totaling ($10,954), as well as the timing of payments, both received and made.

Under federal income tax law provisions applicable to REITs, the Company is required to distribute at least 90% of its taxable income to maintain its tax status as a REIT. During the first two quarters of 2003, the Company declared distributions of $6,058 to its common shareholders ($0.30 per share) and $3,469 to its preferred shareholders ($1.156 per share). The Company intends to monitor its dividend policy closely and to act accordingly as results of operations dictate. The Company also intends to fund cash distributions to shareholders out of cash flow from operating activities. The Company may incur indebtedness to meet its dividend policy or distribution requirements imposed on the Company under the Internal Revenue Code (including the requirement that a REIT distribute to its shareholders annually at least 90% of its taxable income) to the extent that available capital and cash flow from the Company’s investments are insufficient to make such distributions.

The Company’s net cash used in investing activities for the six months ended June 30, 2003 totaled $2,987. Gross capital expenditures at the wholly owned hotels totaled $3,705. The Company plans to spend approximately $5,300 to renovate certain of its wholly owned hotels during the next six months. These expenditures exceed the 5% of room revenues for its hotels (7% of room revenues and food and beverage revenues for one of its full-service hotels) which the Company is required to spend under its percentage leases for periodic capital improvements and the refurbishment and replacement of furniture, fixtures and equipment at its wholly owned hotels. These capital expenditures are funded from operating cash flow, and possibly from borrowings under the Company’s $125,000 line of credit, sources that are expected to be adequate to fund such capital requirements. These capital expenditures are in addition to amounts spent on normal repairs and maintenance which have approximated 5.5% and 5.0% of room revenues for each of the six months ended June 30, 2003 and 2002, respectively.

During the second quarter of 2002, the Company entered into a joint venture agreement with Concord Lodging Investment Partners (Winston), LLC, an affiliate of Concord Hospitality Enterprises Company, (the “Concord Joint Venture”). The Company purchased a 50% interest in the Concord Joint Venture. The Concord Joint Venture subsequently purchased an operating Wingate hotel in West Des Moines, IA, and a non-operating vacant hotel in Beachwood, OH. The Wingate hotel has been renovated and converted to a Fairfield Inn & Suites hotel and the Beachwood, OH hotel (“Beachwood Courtyard”) has been renovated and opened as a Courtyard by Marriott hotel in April 2003. The Company and Concord have jointly signed a completion guarantee for the Beachwood Courtyard, providing a guaranty to the lender of the full, complete and satisfactory completion of the renovation of the property. Pursuant to the completion guarantee agreement, the construction process to renovate the Beachwood Courtyard was completed by June 26, 2003. The total cost to renovate the property was approximately $6,260. Under the completion guarantee, upon default by the borrower, the Company is required to (a) immediately assume responsibility for the completion of the project at its sole cost and expense, or (b) cure or cause the borrower to cure any such default. The Company anticipates that it will be released from the completion guarantee upon payment of all outstanding obligations related to the project which amounted to approximately $65 at June 30, 2003.

During the fourth quarter of 2002, the Company entered into a joint venture agreement with Charlesbank Capital Partners, LLC (“Charlesbank”) to acquire more than $100,000 of hotel assets (the “Charlesbank Venture”). Charlesbank is a private investment firm that manages capital on behalf of a range of institutional investors. During the fourth quarter of 2002, the Charlesbank Venture and Concord subsequently formed a new joint venture entity, WCC Project Company LLC. The Charlesbank Venture is the managing member of WCC Project Company LLC. Both the West Des Moines, IA Fairfield Inn & Suites hotel and the Beachwood Courtyard were transferred from the Concord Joint Venture to WCC Project Company LLC. Subsequent to Charlesbank’s equity contribution in WCC Project Company LLC, Charlesbank’s ownership totals 73.95 percent, Concord’s ownership was reduced from 50 percent to 13 percent and the Company’s ownership was reduced from 50 percent to 13.05 percent. At June 30, 2003, the Company’s investment in WCC Project Company LLC totaled $1,022.

During 2000, the Company entered into a joint venture agreement with Marsh Landing Investment, L.L.C., (the “Marsh Landing Joint Venture”) to jointly develop hotel properties. Marsh Landing Investment, L.L.C. is owned by the Company’s Chairman, Charles M. Winston and Board Member, James H. Winston. The first hotel developed by the Marsh Landing Joint Venture, a 118-room Hampton Inn in Ponte Vedra, FL, opened in December 2000. As of June 30, 2003, subsequent to distributions paid to the Company from the operations of the hotel, the Company’s investment in the Marsh Landing Joint Venture totaled $1,049.

During 1999, the Company entered into a joint venture agreement with Regent Partners, Inc., (the “Regent Joint Venture”) to jointly develop hotel properties. The Regent Joint Venture has since developed two hotels, a full service 158-room Hilton Garden Inn in Windsor, CT, which opened in September 2000, and a full service 178-room Hilton Garden Inn in Evanston, IL, which opened in July 2001. As of June 30, 2003, subsequent to distributions paid to the Company from the operations of the hotels, the Company’s investment in the Regent Joint Venture totaled $6,381.

As of June 30, 2003, total assets of the four joint venture properties were $59,070, total liabilities were $37,770, and total equity was $21,300. For the six months ended June 30, 2003, total revenue of the four joint ventures properties was $3,303, total expenses were $3,149, resulting in net income of $154, of which the Company’s share was $54. The Company received cash distributions totaling $719 from its joint ventures during the first two quarters of 2003.

Under the terms of each of its joint venture agreements, the Company receives ongoing asset management fees. The Company also receives cash distributions of the Joint Ventures’ operating profits, if any, on a quarterly basis. The Company continues to seek additional joint venture opportunities.

On July 5, 2000, the Company entered into a strategic alliance with Noble Investment Group, Ltd. (“Noble”) to partially finance and develop two Hilton Garden Inn hotels in Atlanta, GA and Tampa, FL and to explore other similar upscale Hilton and Marriott opportunities. In July 2000, the Company provided a $1,080 mezzanine loan for a Hilton Garden Inn in Atlanta and in February 2001 provided a $2,186 mezzanine loan for a Hilton Garden Inn in Tampa. Noble provided the remainder of the funding and owns and operates the hotels. The Atlanta hotel opened in April 2001 and the Tampa hotel opened in February 2002. In connection with the alliance, the Company co-developed the Atlanta project with Noble, provided all development services for the Tampa project, and accordingly received fees for its development services. During the second quarter of 2003, the Company continued to receive interest income from these mezzanine loans.

In the fourth quarter of 2002, the Company funded a $3,500 mezzanine loan to a third party owner for the purchase and conversion of a historic office building into a 116-room Hampton Inn & Suites hotel in Baltimore, MD’s Inner Harbor (the “Baltimore Hotel”). Subsequently, the Company sold 50 percent of the loan to an affiliate of Hall Financial Group at face value, or $1,750. The total cost of the Baltimore Hotel, which is scheduled to open in the first quarter of 2004, is expected to be approximately $19,000.

The Company’s net cash used in financing activities during the six months ended June 30, 2003 totaled $6,700. This amount included the payment of distributions to shareholders of $9,520, the payment of distributions to the Partnership’s minority interest of $390, and long-term debt payments of $675, offset by a net increase of $3,900 in the outstanding balance under the Company’s $125,000 line of credit (the “Line”) from $72,300 at December 31, 2002 to $76,200 at June 30, 2003.

The Company’s availability under the Line totaled approximately $36,125 as of June 30, 2003. Availability is calculated each quarter on a trailing twelve-month basis based upon certain valuation criteria contained within the Line. The Line requires the Company to maintain certain financial ratios including maximum leverage, minimum interest coverage and minimum fixed charge coverage, as well as certain levels of unsecured and secured debt and tangible net worth, all of which the Company was in compliance with as of June 30, 2003. The failure to comply with any of these covenants would cause a default under our line of credit. Furthermore, our line of credit provides that any default under, or acceleration of, any of our other debt, any debt of WINN Limited Partnership or any debt of our subsidiaries, including any default under the Company’s fixed-rate loan with GE Capital Corporation or otherwise, will constitute a default under the line of credit. Any of these defaults, if not waived, could result in the acceleration of the indebtedness under our line of credit. If this occurs, we may not be able to repay our debt or borrow sufficient funds to refinance it, in which case we would not be able to make distributions to our shareholders and could lose REIT status, which would result in the Company not being allowed to deduct its distributions to shareholders in computing its taxable income and would subject the Company to federal income tax, including any applicable alternative minimum tax, on its taxable income at regular corporate rates. The Line bears interest generally at rates from LIBOR plus 1.75% to 2.50%, based on the Company’s consolidated debt leverage ratio. The Company’s current rate is LIBOR plus 2.00%.

The Company had $65,731 in debt at June 30, 2003 that was subject to a fixed interest rate and fixed monthly payments with GE Capital Corporation. This debt, a ten-year loan with a 25-year amortization period, carries an interest rate of 7.375%. All unpaid principal and interest are due on December 1, 2008.

All 44 of the Company’s wholly owned hotels have been pledged as collateral for the Company’s debt securities, 30 against the outstanding balance under the Line and 14 against the outstanding balance under the GE Capital loan.

Effective March 31, 2003, the Company completed an interest rate swap on $50,000 of its outstanding variable rate debt under the Line. This transaction effectively replaced the Company’s variable interest rate based on 30-day LIBOR on $50,000 of outstanding debt under the Line with a fixed interest rate based on a base rate of 1.505% until February 27, 2004. The Line’s interest rate spread is currently 2.00%, equaling a fixed rate of 3.505% on $50,000 until February 27, 2004.

As of June 30, 2003, the Company’s contractual obligations and commitments (excluding obligations and commitments pursuant to the Company’s joint ventures) were as follows:

					After
Contractual Obligations	Total	< 1 Year	1 - 3 Years	3 - 5 Years	5 Years

Long-term debt	$65,731	$1,427	$3,189	$3,694	$57,421
Corporate office lease	619	368	251	—	—

Total contractual obligations	$66,350	$1,795	$3,440	$3,694	$57,421

					After
Other Commercial Commitments	Total	< 1 Year	1 - 3 Years	3 - 5 Years	5 Years

Line of credit	$76,200	$—	$76,200	—	—

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

Seasonality

The hotels’ operations historically have been seasonal in nature, reflecting higher occupancy during the second and third quarters. This seasonality can be expected to cause fluctuations in the Company’s quarterly operating profits. To the extent that cash flow from operations is insufficient during any quarter, due to temporary or seasonal fluctuations in revenue, the Company expects to utilize cash on hand or borrowings under the Line to make distributions to the equity holders.

Funds From Operations

Funds from operations (“FFO”), as defined by the National Association of Real Estate Investment Trusts (“NAREIT”), is net income (loss) (determined in accordance with generally accepted accounting principles (“GAAP”)), excluding gains (losses) from sales of property, plus depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures (which are calculated to reflect FFO on the same basis). The Company further adjusts FFO by subtracting preferred share distributions, and income tax benefit, and adding the lease acquisition expense and the change in deferred revenue during the period to eliminate the impact of Staff Accounting Bulletin No. 101. The calculation of FFO may vary from entity to entity and as such the presentation of FFO by the Company may not be comparable to other similarly titled measures of other reporting companies. Some reporting companies have adopted the NAREIT definition of FFO. Due to the acquisition of the Company’s leasehold interests from Interstate Hotels and Resorts in July 2002, the Company believes that the adoption of the NAREIT definition of FFO would not result in a meaningful comparison, and would not be an accurate reflection of the operating activity of the two quarters ended June 30, 2003 compared with the two quarters ended June 30, 2002. This is primarily due to significant amounts of deferred revenue which accrued throughout the first two quarters of 2002 and were recognized in the third quarter of 2002 pursuant to SAB 101. The Company plans to adopt the NAREIT definition of FFO when the Company believes that the figures will result in a meaningful comparison between periods presented. FFO is not intended to represent cash flows for the period. FFO has not been presented as an alternative to operating income, but as an indicator of operating performance, and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles.

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

WINSTON HOTELS, INC.
Reconciliation of Net Income (loss) to FFO
For the three and six months ended June 30, 2003 and 2002
($ in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,

	2003	2002	2003	2002

Net income (loss)	$3,397	$(11,111)	$4,931	$(12,205)
Loss on sale of discontinued operations	—	790	—	790
Minority interest allocation	107	(787)	94	(994)
Minority interest allocation — loss on sale of discontinued operations	—	(48)	—	(48)
Minority interest allocation — earnings from discontinued operations	—	6	—	8
Depreciation	4,549	4,782	9,270	9,612
Depreciation — discontinued operations	—	191	—	410
Depreciation from joint ventures	204	194	398	378
Deferred revenue	(8)	4,388	—	7,073
Deferred revenue from joint ventures	513	403	564	561
Lease termination expense	—	17,668	—	17,668
Income tax benefit	(132)	(6,714)	(683)	(6,714)
Preferred stock dividend	(1,734)	(1,734)	(3,469)	(3,469)

Funds From Operations (FFO)	$6,896	$8,028	$11,105	$13,070

Forward Looking Statements

This report contains certain “forward looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements include, among other things, the Company’s expected termination of the lease with Prime and the intention to enter into a replacement management contract with Alliance, its belief that Barclay will generate sufficient taxable income to fully realize the deferred tax asset, its plans for renovation expenditures, its share of the estimated total net loss from the Las Vegas, NV Hampton Inn and the Windsor, CT Hilton Garden Inn for the second half of 2003, its belief that it will be released from its completion guarantee for the Beachwood Courtyard, and the adequacy of current funding sources for capital expenditures. You can identify these statements by use of words like “guidance”, “project”, “target”, “may”, “will”, “expect”, “anticipate”, “estimate”, “believes”, “continue” or similar expressions. These statements represent the Company’s judgment and are subject to risks and uncertainties that could cause actual operating results to differ materially from those expressed or implied in the forward looking statements, including but not limited to the following risks: changes in general economic conditions, properties held for sale will not sell, financing risks including the inability to obtain financing on favorable terms, if at all, development risks including the risks of construction delays and cost overruns, lower than expected occupancy and average daily rates, non-issuance or delay of issuance of governmental permits, zoning restrictions, the increase of development costs in connection with projects that are not pursued to completion, non-payment of mezzanine loans, the failure to make additional mezzanine debt investments and investments in distressed hotel assets, and failure to attract joint venture opportunities. From time to time, these and additional risks are discussed in the Company’s filings with the Securities and Exchange Commission, including but not limited to its Form S-3 Registration Statements, and its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and its other periodic reports.

Item 3 — Quantitative and Qualitative Disclosures About Market Risk ($ in thousands)

As of June 30, 2003, the Company’s exposure to market risk for a change in interest rates related solely to debt outstanding under its $125,000 line of credit (the “Line”). Debt outstanding under the Line totaled $76,200 at June 30, 2003. The Line, which expires in December 2004, bears interest generally at rates from 30-day LIBOR plus 1.75% to 2.50%, based on the Company’s consolidated debt leverage ratio. The Company’s current interest rate is 30-day LIBOR plus 2.00%. Effective March 31, 2003, the Company completed an interest rate swap on $50,000 of its outstanding variable rate debt under the Line. The agreement is a contract to exchange floating rate interest payments for fixed interest payments periodically over the life of the agreement without the exchange of the underlying notional amounts. This transaction effectively replaces the Company’s variable interest rate based on 30-day LIBOR on $50,000 of the Line with a fixed interest rate based on as base rate of 1.505% until February 27, 2004. The Line’s interest rate spread is currently 2.00%, equating to an effective fixed rate of 3.505% on $50,000 until February 27, 2004. The differential actually paid or received on interest rate agreements is recognized as an adjustment to interest expense over the life of the swap. Including the impact of the interest rate swap, the weighted average interest rate on the Line for the six months ended June 30, 2003 was 3.703%. At June 30, 2003, the Company had $26,200 of variable rate debt outstanding under the Line that was exposed to fluctuations in the market rate of interest.

The definitive extent of the Company’s interest rate risk under the Line is not quantifiable or predictable because of the variability of future interest rates and business financing requirements. If interest rates increased by 100 basis points, the Company’s interest expense for the three months ended June 30, 2003 would have increased by approximately $66, based on the weighted-average amount of variable rate debt outstanding and exposed to fluctuations in the market rate of interest. The Company does not enter into derivative or interest rate transactions for speculative purposes.

The following table presents the aggregate maturities and historical cost amounts of the Company’s GE Capital Corporation fixed rate debt principal and interest rates by maturity dates at June 30, 2003:

Maturity Date	Fixed Rate Debt	Interest Rate

2003	$700	7.375%
2004	1,480	7.375%
2005	1,594	7.375%
2006	1,715	7.375%
2007	1,846	7.375%
Thereafter	58,396	7.375%

	$65,731	7.375%

Item 4 — Controls and Procedures

(a) Evaluation of disclosure controls and procedures.

An evaluation was carried out under the supervision and with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer believe, as of the end of the period covered by this report, the Company’s disclosure controls and procedures provide reasonable assurances that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.

(b) Changes in internal controls.

There have been no changes in internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 4.	Submission of Matters to Vote of Security Holders

On May 6, 2003, the Annual Meeting of Shareholders was held and the following matters were submitted to the common shareholders for a vote. There were 17,595,467 shares of Common Stock either present or evidenced by proxy. Set forth below is a brief description of the matters voted on and the number of votes cast for, against or withheld, as well as the number of abstentions and broker non-votes.

Proposal 1:	Election of Directors:

			Number of
		Votes Against	Broker
Name	Votes For	or Withheld	Non-votes	Totals

Charles M. Winston	15,505,093	2,090,374	0	17,595,467
Robert W. Winston	15,484,022	2,111,445	0	17,595,467
James H. Winston	15,511,972	2,083,495	0	17,595,467
Thomas F. Darden	15,094,782	2,500,685	0	17,595,467
Richard L. Daugherty	17,385,233	210,234	0	17,595,467
Edwin B. Borden	15,696,210	1,899,257	0	17,595,467
David C. Sullivan	15,756,393	1,839,074	0	17,595,467

Proposal 2:	Ratification of the accounting firm PricewaterhouseCoopers LLP as external auditors:

Votes for:	15,460,184
Votes against or withheld:	2,090,924
Votes abstained:	44,359
Broker non-votes:	0

Total	17,595,467

Item 6.	Exhibits and Reports on Form 8-K.

(a) Exhibits

10.1	Termination Agreement between Barclay Hospitality Services Inc. and Interstate Management and Investment Corporation, dated as of July 1, 2003

10.2	Hotel Management Agreement By and Between Barclay Hospitality Services Inc. and Alliance Hospitality Management, LLC, dated as of July 1, 2003

31.1	Certification of Principal Executive Officer of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

31.2	Certification of Principal Financial Officer of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

32.1	Certification of Robert W. Winston, III, President and Chief Executive Officer of Winston Hotels, Inc., pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and dated August 13, 2003.

32.2	Certification of Joseph V. Green, Executive Vice President, Chief Financial Officer and Secretary of Winston Hotels, Inc., pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and dated August 13, 2003.

(b)	Reports on Form 8-K.

The Company filed the following reports on Form 8-K for the quarter ended June 30, 2003:

(1)	The Company filed a current report on Form 8-K dated May 7, 2003, pursuant to Item 12 (Disclosure of Results of Operations and Financial Condition) of Form 8-K, which was included under Item 9 in accordance with the interim guidance in U.S. Securities and Exchange Commission Release No. 33-8216, effective March 28, 2003. Included in the Form 8-K was the Company’s press release announcing its operating results for the first quarter ended March 31, 2003, attached as Exhibit 99.1.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WINSTON HOTELS, INC

Date August 13, 2003	/s/ Joseph V. Green

Joseph V. Green
Executive Vice President and Chief Financial Officer
(Authorized officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit	Description

10.1	Termination Agreement between Barclay Hospitality Services Inc. and Interstate Management and Investment Corporation, dated as of July 1, 2003

10.2	Hotel Management Agreement By and Between Barclay Hospitality Services Inc. and Alliance Hospitality Management, LLC, dated as of July 1, 2003

31.1	Certification of Principal Executive Officer of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

31.2	Certification of Principal Financial Officer of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

32.1	Certification of Robert W. Winston, III, President and Chief Executive Officer of Winston Hotels, Inc., pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and dated August 13, 2003.

32.2	Certification of Joseph V. Green, Executive Vice President, Chief Financial Officer and Secretary of Winston Hotels, Inc., pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and dated August 13, 2003.