Form 10-Q
period 2003-09-30
WINSTON HOTELS INC
filed 2003-11-12
CIK 920605

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003	Commission file number 0-23732

WINSTON HOTELS, INC.
(Exact name of registrant as specified in its charter)

North Carolina	56-1624289
(State of incorporation)	(I.R.S. Employer Identification No.)

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
Yes ☒   No ☐

The number of shares of Common Stock, $.01 par value, outstanding on October 31, 2003 was 26,230,879.

WINSTON HOTELS, INC.
Index

WINSTON HOTELS, INC.
CONSOLIDATED BALANCE SHEETS
($ in thousands, except per share amounts)

ASSETS

	September 30, 2003	December 31, 2002

	(unaudited)

Land	$38,723	$39,348
Buildings and improvements	343,000	345,511
Furniture and equipment	45,508	44,332

Operating properties	427,231	429,191
Less accumulated depreciation	120,103	109,152

	307,128	320,039
Properties under development	2,544	1,800

Net investment in hotel properties	309,672	321,839

Assets held for sale	2,100	—
Corporate FF&E, net	692	735
Cash	22,984	1,510
Accounts receivable	3,692	1,958
Notes receivable	5,016	5,016
Investment in joint ventures	9,280	9,117
Deferred expenses, net	2,961	2,954
Prepaid expenses and other assets	8,558	6,988
Deferred tax asset	9,094	7,325

Total assets	$374,049	$357,442

LIABILITIES AND SHAREHOLDERS’ EQUITY
Long-term debt	$65,384	$66,406
Due to banks	50,954	72,300
Accounts payable and accrued expenses	12,818	11,679
Distributions payable	5,746	4,951
Minority interest in consolidated joint venture	2,090	—

Total liabilities	136,992	155,336

Minority interest in Partnership	7,785	7,591

Shareholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized, 3,000,000 shares issued and outstanding (liquidation preference of $76,734)	30	30
Common stock, $.01 par value, 50,000,000 shares authorized, 25,443,379 and 20,148,334 shares issued and outstanding	254	201
Additional paid-in capital	300,569	256,720
Accumulated other comprehensive loss	(86)	—
Unearned compensation	(607)	(596)
Distributions in excess of earnings	(70,888)	(61,840)

Total shareholders’ equity	229,272	194,515

Total liabilities and shareholders’ equity	$374,049	$357,442

The accompanying notes are an integral part of the consolidated financial statements.

WINSTON HOTELS, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Three Months Ended	Three Months Ended
	September 30, 2003	September 30, 2002

Revenue:
Rooms	$30,537	$29,414
Food and beverage	1,640	1,845
Other operating departments	1,021	1,182
Percentage lease revenue	535	8,886
Interest and other income	407	300

Total revenue	34,140	41,627

Hotel operating expenses:
Rooms	7,105	6,949
Food and beverage	1,337	1,437
Other operating departments	783	788
Undistributed operating expenses:
Property operating expenses	6,587	6,271
Real estate taxes and property and casualty insurance	1,552	1,536
Franchise costs	2,219	2,092
Maintenance and repair	1,733	1,609
Management fees	745	637
Percentage lease expense	1,216	1,086
General and administrative	1,094	1,224
Depreciation	4,293	4,715
Amortization	224	215
Lease/management agreement acquisition	1,300	—

Total operating expenses	30,188	28,559

Operating income	3,952	13,068
Interest expense	1,883	2,642

Income before allocation to minority interest, allocation to consolidated joint ventures, income taxes, and equity in income of unconsolidated joint ventures	2,069	10,426
Income allocation to minority interest	132	549
Income (loss) allocation to consolidated joint ventures	(10)	—
Income tax benefit	(1,059)	(458)
Equity in income of unconsolidated joint ventures	499	25

Income from continuing operations	3,505	10,360
Discontinued operations:
Income (loss) from discontinued operations	(39)	(24)
Loss on sale of discontinued operations	—	(622)
Loss on impairment of asset held for sale	(2,366)	—

Net income	1,100	9,714
Preferred stock distribution	(1,734)	(1,734)

Net income (loss) applicable to common shareholders	$(634)	$7,980

Income (loss) per common share:
Basic and diluted:
Income from continuing operations	$0.09	$0.43
Loss from discontinued operations	(0.12)	(0.03)

Net income (loss) per common share	$(0.03)	$0.40

The accompanying notes are an integral part of the consolidated financial statements.

WINSTON HOTELS, INC
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Nine Months Ended	Nine Months Ended
	September 30, 2003	September 30, 2002

Revenue:
Rooms	$86,529	$29,414
Food and beverage	5,287	1,845
Other operating departments	3,172	1,181
Percentage lease revenue	2,083	28,037
Interest and other income	1,138	998

Total revenue	98,209	61,475

Hotel operating expenses:
Rooms	19,968	6,949
Food and beverage	4,053	1,437
Other operating departments	2,224	788
Undistributed operating expenses:
Property operating expenses	18,616	6,271
Real estate taxes and property and casualty insurance	4,962	4,869
Franchise costs	6,204	2,092
Maintenance and repair	5,020	1,609
Management fees	2,014	637
Percentage lease expense	3,426	1,086
General and administrative	4,049	4,094
Depreciation	13,435	14,174
Amortization	666	616
Lease/management agreement acquisition	1,300	17,668

Total operating expenses	85,937	62,290

Operating income (loss)	12,272	(815)
Interest expense	5,758	8,001

Income (loss) before allocation to minority interest, allocation to consolidated joint ventures, income taxes, and equity in income (loss) of unconsolidated joint ventures	6,514	(8,816)
Income (loss) allocation to minority interest	232	(445)
Income (loss) allocation to consolidated joint ventures	(10)	—
Income tax benefit	(1,679)	(7,172)
Equity in income (loss) of unconsolidated joint ventures	553	(26)

Income (loss) from continuing operations	8,524	(1,225)
Discontinued operations:
Income (loss) from discontinued operations	(128)	97
Loss on sale of discontinued operations	—	(1,364)
Loss on impairment of asset held for sale	(2,366)	—

Net income (loss)	6,030	(2,492)
Preferred stock distribution	(5,203)	(5,203)

Net income (loss) applicable to common shareholders	$827	$(7,695)

Income (loss) per common share:
Basic and diluted:
Income (loss) from continuing operations	$0.16	$(0.33)
Loss from discontinued operations	(0.12)	(0.07)

Net income (loss) per common share	$0.04	$(0.40)

The accompanying notes are an integral part of the consolidated financial statements.

WINSTON HOTELS, INC.
UNAUDITED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003
(in thousands, except per share amounts)

								Accumulated
	Preferred Stock		Common Stock		Additional		Distributions	Other	Total
					Paid-in	Unearned	In Excess of	Comprehensive	Shareholders'
	Shares	Dollars	Shares	Dollars	Capital	Compensation	Earnings	Loss	Equity

Balances at December 31, 2002	3,000	$30	20,149	$201	$256,720	$(596)	$(61,840)	—	$194,515
Issuance of shares — restricted stock	—	—	44	1	351	(352)	—	—	—
Secondary stock offering	—	—	5,250	52	44,205	—	—	—	44,257
Distributions ($0.45 per common share)	—	—	—	—	—	—	(9,875)	—	(9,875)
Distributions ($1.734 per preferred share)	—	—	—	—	—	—	(5,203)	—	(5,203)
Unearned compensation amortization	—	—	—	—	—	341	—	—	341
Minority interest equity adjustment	—	—	—	—	(707)	—	—	—	(707)
Comprehensive income:
Net income	—	—	—	—	—	—	6,030	—
Unrealized holding loss arising on interest rate swap	—	—	—	—	—	—	—	(86)
Total comprehensive income									5,944

Balances at September 30, 2003	3,000	$30	25,443	$254	$300,569	$(607)	$(70,888)	$(86)	$229,272

The accompanying notes are an integral part of the consolidated financial statements.

WINSTON HOTELS, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in thousands)

	Nine Months Ended	Nine Months Ended
	September 30, 2003	September 30, 2002

Cash flows from operating activities:
Net income (loss)	$6,030	$(2,492)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Income (loss) allocation to minority interest	71	(521)
Income (loss) allocation to consolidated joint ventures	(10)	—
Depreciation	13,627	14,938
Amortization	666	625
Income tax benefit	(1,769)	(7,076)
Mezzanine loan loss provision	—	250
Loss on sale or impairment of hotel properties	2,518	1,452
(Income) loss allocations from joint ventures	(553)	26
Distributions from joint ventures	1,254	835
Unearned compensation amortization	341	497
Changes in assets and liabilities:
Lease revenue receivable	—	4,786
Accounts receivable	(1,734)	(2,787)
Deferred percentage lease revenue	—	(1,022)
Prepaid expenses and other assets	(1,570)	(1,920)
Accounts payable and accrued expenses	1,053	7,146

Net cash provided by operating activities	19,924	14,737

Cash flows from investing activities:
Minority interest contribution to consolidated joint venture	2,100	—
Deferred acquisitions/disposition costs	—	(177)
Investment in hotel properties, net	(6,035)	(3,369)
Investment in joint ventures	(864)	(2,641)
Sale of hotel properties	—	6,918

Net cash provided by (used in) investing activities	(4,799)	731

Cash flows from financing activities:
Fees paid in connection with financing activities	(673)	(548)
Proceeds from issuance of common shares, net	44,257	26,897
Payment of distributions to shareholders	(14,283)	(13,717)
Payment of distributions to minority interest	(584)	(585)
Net decrease in due to banks	(21,346)	(25,300)
Decrease in long-term debt	(1,022)	(949)

Net cash provided by (used in) financing activities	6,349	(14,202)

Net increase in cash	21,474	1,266
Cash at beginning of period	1,510	887

Cash at end of period	$22,984	$2,153

Supplemental disclosure:
Cash paid for interest	$6,424	$7,931

Summary of non-cash investing and financing activities:
Distributions to shareholders declared but not paid	$5,552	$4,764
Distributions to minority interest declared but not paid	195	195
Deferred equity compensation	352	1,003
Fair market value adjustment of interest rate swap	86	1,318
Minority interest payable adjustment due to the issuance of common shares and accumulated other comprehensive income (loss)	707	487

The accompanying notes are an integral part of the consolidated financial statements.

WINSTON HOTELS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands, except per share amounts)

1.	ORGANIZATION

Winston Hotels, Inc. (“WHI”), headquartered in Raleigh, North Carolina, operates so as to qualify as a real estate investment trust (“REIT”) for federal income tax purposes. During 1994, WHI completed an initial public offering of its common stock (“Common Stock”), utilizing the majority of the proceeds to acquire one hotel and a general partnership interest (as the sole general partner) in WINN Limited Partnership (the “Partnership”). The Partnership used a substantial portion of the proceeds to acquire nine additional hotel properties. WHI and the Partnership (together with the Partnership’s wholly owned subsidiaries, Barclay Hospitality Services Inc. (“Barclay”), Winston SPE, LLC, and Winston Finance LLC), are collectively referred to as the “Company”. As of September 30, 2003, WHI’s ownership in the Partnership was 95.14 percent.

The accompanying unaudited consolidated financial statements reflect, in the opinion of management, all adjustments necessary for a fair presentation of the interim financial statements. All such adjustments are of a normal and recurring nature. Certain reclassifications have been made to the 2002 financial statements to conform with the 2003 presentation. These reclassifications have no effect on net income or shareholders’ equity previously reported. Due to the seasonality of the hotel business and the revenue recognition requirements of Staff Accounting Bulletin No. 101 (“SAB 101”), the information for the three and nine months ended September 30, 2003 and 2002 is not necessarily indicative of the results for a full year. SAB 101 effectively defers percentage lease revenue from the first and second quarters to the third and fourth quarters. This Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

As of September 30, 2003, the Company held an ownership interest in 50 hotel properties in 16 states having an aggregate of 6,997 rooms. This included 44 wholly owned properties with an aggregate of 6,139 rooms, a 49 percent ownership interest in two joint venture hotels with an aggregate of 296 rooms, a 57.65 percent ownership interest in one joint venture hotel with 157 rooms, and a 13.05 percent ownership interest in three joint venture hotels with an aggregate of 405 rooms, (collectively, the “Joint Venture Hotels”). The Company also had issued mezzanine loans to owners of three hotels with an aggregate of 391 rooms. The Company does not hold an ownership interest in any of the hotels for which it has provided mezzanine financing. All of the Company’s hotels are operated under franchises from nationally recognized franchisors including Marriott International, Inc., Hilton Hotels Corporation, Intercontinental Hotels Group PLC, (formerly Six Continents PLC) and Choice Hotels International.

2.	ACQUISITION OF LEASEHOLD INTERESTS

Effective July 1, 2002, the Company, through its wholly owned taxable REIT subsidiary, Barclay, acquired the leasehold interests for 47 of its hotels from CapStar Winston Company, L.L.C., a wholly owned subsidiary of MeriStar Hotels & Resorts, Inc. (“MeriStar”). MeriStar has since merged with and become Interstate Hotels & Resorts, Inc. (“Interstate”). The acquisition included leasehold interests for 45 wholly owned hotels and two Joint Venture Hotels. Under the REIT Modernization Act, which became effective January 1, 2001, the Company is permitted to lease its hotels to wholly owned taxable REIT subsidiaries, provided that the subsidiary lessees engage a third-party management company to manage the hotels. Simultaneous with acquiring the leasehold interests, Barclay entered into new management contracts with Interstate for 39 of the 47 hotels covered by the leases. These five-year contracts were terminable by Barclay after June 30, 2003, subject to certain conditions and limitations. Effective July 1, 2003, the Company terminated its management contracts with Interstate (See Note 11).

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

The Company’s financing facilities consist of a $125,000 variable rate line of credit that matures in December 2004, and a $71,000 fixed rate (7.375 percent) loan with a ten-year maturity, due December 1, 2008, and a twenty-five-year amortization period. The Line, which expires in December 2004, bears interest generally at rates from 30-day LIBOR plus 1.75% to 30-day LIBOR plus 2.50%, based on the Company’s consolidated debt leverage ratio as of the end of each calendar quarter. The Company’s interest rate as of September 30, 2003 was 30-day LIBOR (1.12% as of September 30, 2003) plus 2.00%. The Company’s interest rate beginning October 1, 2003 changed to 30-day LIBOR plus 1.75%. To reduce overall interest rate risk, the Company uses interest rate hedging instruments to convert a portion of its variable-rate debt to fixed-rate debt. Interest rate differentials that arise under these instruments are recognized as interest expense over the life of the contracts. Currently, the Company’s only such instrument is the interest rate swap instrument described below, the term of which started March 31, 2003 and ends February 27, 2004.

The following table summarizes the notional value and fair value of the Company’s interest rate swap instrument. The notional value at September 30, 2003 provides an indication of the extent of the Company’s involvement with derivative financial instruments at that time, but does not represent the Company’s overall exposure to credit, interest rate or market risks.

	Notional	Interest
At September 30, 2003	Value	Rate	Maturity	Fair Value

Interest rate swap	$50,000	1.505%	02/2004	$(86)

The interest rate swap instrument effectively replaces the Company’s variable interest rate based on 30-day LIBOR on $50,000 of the Line with a fixed interest rate based on a base rate of 1.505% until February 27, 2004, and is therefore characterized as a cash flow hedge. The Line’s interest rate spread is currently 1.75%, equating to an effective fixed rate of 3.255% on $50,000 until February 27, 2004. Cash flow hedges address the risk associated with future cash flows of debt transactions. On September 30, 2003 the derivative instrument’s fair value was $(86) and is included in “Accounts payable and accrued expenses” on the Company’s Consolidated Balance Sheets. Offsetting adjustments are represented as deferred gains or losses in “Accumulated other comprehensive loss”. Over time, the unrealized losses held in “Accumulated other comprehensive loss” will be reclassified into earnings in the same periods in which the hedged interest payments affect earnings.

4.	EARNINGS PER SHARE

The following is a reconciliation of the amounts used in calculating basic and fully diluted earnings per share for income (loss) from continuing operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Income (loss) from continuing operations	$3,505	$10,360	$8,524	$(1,225)
Less: preferred stock distribution	(1,734)	(1,734)	(5,203)	(5,203)

Income (loss) from continuing operations applicable to common shareholders	1,771	8,626	3,321	(6,428)
Plus: income allocation to minority interest	132	549	232	—

Income (loss) from continuing operations - assuming dilution	1,903	9,175	3,553	(6,428)

Weighted average number of common shares	20,783	20,202	20,320	19,174
Minority interest units with redemption rights	1,298	1,298	1,298	—
Stock options	11	—	—	—

Weighted average number of common shares assuming dilution	22,092	21,500	21,618	19,174

The number of potential common shares (represented by minority interest and outstanding options) for the nine months ended September 30, 2002 totaled 1,298.

The following is a reconciliation of the amounts used in calculating basic and fully diluted earnings per share for income (loss) from discontinued operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Income (loss) from discontinued operations	$(2,405)	$(646)	$(2,494)	$(1,267)
Plus: income allocation to minority interest	—	—	—	—

Income (loss) from discontinued operations - assuming dilution	(2,405)	(646)	(2,494)	(1,267)

Weighted average number of common shares	20,783	20,202	20,320	19,174
Minority interest units with redemption rights	—	—	—	—
Stock options	—	—	—	—

Weighted average number of common shares assuming dilution	20,783	20,202	20,320	19,174

The number of potential common shares (represented by minority interest and outstanding options) for the nine months ended September 30, 2003 and 2002 totaled 1,309 and 1,298, respectively. The number of potential common shares (represented by minority interest and outstanding options) for the three months ended September 30, 2003 and 2002 totaled 1,298 and 1,298, respectively.

The following is a reconciliation of the amounts used in calculating basic and fully diluted earnings per share for net income (loss) per common share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Net income	$1,100	$9,714	$6,030	$(2,492)
Less: preferred stock distribution	$(1,734)	$(1,734)	$(5,203)	$(5,203)

Net income (loss) applicable to common shareholders	(634)	7,980	827	(7,695)
Plus: income allocation to minority interest	—	513	72	—

Net income (loss) applicable to common shareholders — assuming dilution	(634)	8,493	899	(7,695)

Weighted average number of common shares	20,783	20,202	20,320	19,174
Minority interest units with redemption rights	—	1,298	1,298	—
Stock options	—	—	—	—

Weighted average number of common shares assuming dilution	20,783	21,500	21,618	19,174

The number of potential common shares (represented by minority interest and outstanding options) for the three months ended September 30, 2003 totaled 1,309. The number of potential common shares (represented by minority interest and outstanding options) for the nine months ended September 30, 2002 totaled 1,298.

The Company declared quarterly cash dividends of $0.15 per common share and $0.578125 per preferred share during the first, second and third quarter of 2003.

5.	INCOME TAXES

The Company accounts for income taxes in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes.” Under SFAS 109, the Company accounts for income taxes using the asset and liability method under which deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. The income tax benefit for the nine months ended September 30, 2003 consists of a deferred federal income tax benefit of $1,629 and a deferred state income tax benefit of $140.

The benefit from income taxes and related deferred tax asset were calculated using an effective tax rate of 38 percent applied to the loss of Barclay. The deferred tax asset also relates to the cost of acquiring the leases for 47 of the Company’s hotel properties from Interstate, which was expensed for financial reporting purposes in 2002. For tax purposes, this payment is being amortized over the lives of the leases. The Company believes that Barclay will generate sufficient future taxable income to realize in full the deferred tax asset. Accordingly, no valuation allowance has been recorded as of September 30, 2003.

6.	STOCK-BASED COMPENSATION

At September 30, 2003, the Company has one stock-based employee compensation plan, the Winston Hotels, Inc. Stock Incentive Plan. The Company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations. No stock-based employee compensation cost is reflected in net income (loss) for the issuance of options, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income (loss) applicable to common shareholders and net income (loss) per share as if the Company had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation”, to stock-based employee compensation.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Net income (loss) applicable to common shareholders, as reported	$(634)	$7,980	$827	$(7,695)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	5	23	14	68

Pro forma net income (loss) applicable to common shareholders	(639)	7,957	813	(7,763)

Earnings (loss) per share:
Basic and diluted – as reported	$(0.03)	$0.40	$0.04	$(0.40)

Basic and diluted – pro forma	$(0.03)	$0.39	$0.04	$(0.40)

7.	ACCOUNTING FOR LONG-LIVED ASSETS

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

During the third quarter of 2003, the Company recorded a $2.5 million, non-cash impairment charge to earnings relating to one hotel which is classified as “held for sale” on our balance sheet. This charge is recorded under discontinued operations on the unaudited consolidated statements of operations for the three and nine months ended September 30, 2003.

8.	SUMMARIZED FINANCIAL STATEMENT INFORMATION FOR JOINT VENTURES

The Company participates in five joint venture agreements to develop and own hotel properties, two with Regent Partners, Inc. (“Regent”), one with Marsh Landing Investment, L.L.C. (“Marsh Landing”), one with Charlesbank Capital Partners, LLC (“Charlesbank”) and Concord Hospitality Enterprises Company (“Concord”), and one with Chapel Hill Investments, LLC. The Company entered into the joint ventures with Regent and Marsh Landing during 1999 and 2000, respectively, with Charlesbank and Concord during the fourth quarter of 2002, and with Chapel Hill Investments, LLC during the third quarter of 2003.

The Company currently owns a 49 percent interest in the joint venture with Marsh Landing that owns the Ponte Vedra, FL Hampton Inn. Charles Winston and James Winston, both of whom are directors of the Company, control the remaining 51 percent interest in the Marsh Landing joint venture. The Company currently owns a 49 percent interest in the joint venture with Regent that owns the Evanston, IL Hilton Garden Inn and currently owns a 57.65 percent interest in the joint venture with Regent that owns the Windsor, CT Hilton Garden Inn (see Note 11).

The Company entered into the joint venture agreement with Charlesbank with the intention to acquire more than $100,000 of hotel assets (the “Charlesbank Venture”). Charlesbank is a private investment firm that manages capital on behalf of a range of institutional investors. During the fourth quarter of 2002, the Charlesbank Venture and Concord subsequently formed a new joint venture entity, WCC Project Company LLC. The Charlesbank Venture is the managing member of WCC Project Company LLC. The West Des Moines, IA Fairfield Inn & Suites, the Beachwood Courtyard, and the Houston, TX Best Western Park Place Suites are owned by WCC Project Company LLC. Charlesbank owns 73.95 percent of WCC Project Company LLC, Concord owns 13 percent and the Company owns 13.05 percent.

During the third quarter of 2003, the Company entered into a joint venture agreement (the “Chapel Hill Joint Venture”) with Chapel Hill Investments, LLC to develop and own hotel properties. The Chapel Hill Joint Venture is currently developing a Courtyard by Marriott hotel in Chapel Hill, NC, which is expected to open in the summer of 2004. The Company currently owns a 48.78 percent interest in the Chapel Hill Joint Venture, while Chapel Hill Investments, LLC owns a 51.22 percent interest. The Company also has provided an additional $1,453 to capitalize the development of the hotel in the form of a preferred membership interest (“Preferred Contribution”). The Company’s Preferred Contribution requires paid monthly dividends to the Company during construction of the hotel at an annual yield of 30-day LIBOR plus 5.885 percent, plus an accrued dividend at an annual yield of 8 percent. Once the hotel opens, and until the Preferred Contribution and all dividends payable and accrued thereon are paid in full, the Company’s Preferred Contribution requires a paid monthly dividend to the Company equal to a floating rate equal to 30-day LIBOR plus that percentage that will generate an annual dividend yield of 10 percent. The percentage rate to be added to 30-day LIBOR will not be known until the day the hotel opens. The Company will receive $700 for development services provided during construction. Chapel Hill Investments, LLC is owned 52 percent by Charles Winston and James Winston, both of whom are directors of the Company, and 48 percent by three unrelated private investors. The results of operations and balance sheet of this joint venture are consolidated in the Company’s consolidated financial statements and all intercompany accounts are eliminated pursuant to FASB Interpretation No. 46 (See Note 9).

As of September 30, 2003, total assets of the four unconsolidated joint ventures were $68,468, total liabilities were $42,624, and total equity was $25,844. For the three and nine months ended September 30, 2003, total revenue of the four unconsolidated joint ventures was $3,603 and $6,906, respectively, total expenses were $2,283 and $5,432, respectively, resulting in net income of $1,320 and $1,474, respectively. On July 1, 2003, the Company acquired a 57.65% ownership interest in Windsor Lessee Company, LLC, the lessee of the Windsor, CT Hilton Garden Inn. For both the three and nine months ended September 30, 2003, Windsor Lessee Company, LLC had a loss of $(157). The Company’s resulting share of net income from its unconsolidated joint ventures for the three and nine months ended September 30, 2003 was $499 and $553, respectively. Pursuant to the requirements of SAB 101, $(404) and $748 of total revenue was deferred during the three and nine months ended September 30, 2003, respectively. The remaining balance of deferred revenue as of September 30, 2003 equaled $344 and will be recognized during the fourth quarter of 2003.

As of September 30, 2003, total assets of the one consolidated joint venture (Chapel Hill Joint Venture) were $6,099, total liabilities were $2,019, and total equity was $4,080. For both the three and nine months ended September 30, 2003, total revenue of the one consolidated joint venture was $0, total expenses were $20, resulting in a net loss of $(20). The Company’s resulting share of the net loss was $(10).

9.	RECENT ACCOUNTING PRONOUNCEMENTS

FASB Interpretation No. 46 (“FIN 46”), Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51 (“ARB No. 51”), was issued in January 2003. This Interpretation clarifies the application of ARB No. 51, Consolidated Financial Statements, to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties, referred to as variable interest entities (“VIE”). FIN 46 explains the concept of a VIE and generally requires consolidation by the party that has a majority of the risk and/or rewards, referred to as the primary beneficiary.

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

This Interpretation applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains a variable interest after that date. It applies in the first fiscal year or interim period ending after December 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003.

As discussed in Note 8 above, the Company participates in five joint venture agreements to develop and own hotel properties. The Company has also issued three mezzanine loans to owners of three hotels. The management of the Company has analyzed the terms and provisions of each of these arrangements, and has determined the following:

Marsh Landing Joint Venture:
This joint venture is considered to be a VIE and the Company is considered to be the primary beneficiary. Therefore, the Company, which owns a 49 percent interest, will consolidate the balance sheet of the Marsh Landing Joint Venture as of December 31, 2003, and will consolidate the results of operations beginning with the first quarter of 2004. For the nine months ended September 30, 2003, total revenue was $883, total expenses were $606, resulting in a net income of $277. Deferred revenue for the same nine month period totaled $218, per the provisions of SAB 101, all of which will be recognized during the last quarter of 2003. As of September 30, 2003, total assets were $7,476, total liabilities were $5,270, resulting in stockholders’ equity totaling $2,206. The Company’s equity balance exposed to loss as a result of its involvement in this joint venture totaled $1,081 as of September 30, 2003.

Charlesbank and Concord Joint Venture:
Due to the complexity of the new guidance and the evolving interpretation among accounting professionals, including currently pending interpretations from the Financial Accounting Standards Board, the Company is still in the process of evaluating the provisions of FIN 46 and has not yet determined if it is considered to be a VIE and if so, which party is considered to be the primary beneficiary. It is possible that this joint venture will be consolidated with the Company. For the nine months ended September 30, 2003, total revenue of the Charlesbank and Concord Joint Ventures was $2,871, total expenses were $2,622, resulting in net income of $249. As of September 30, 2003, total assets were $24,786, total liabilities were $14,666, resulting in stockholders’ equity totaling $10,120. The Company’s equity balance exposed to loss as a result of its involvement in this joint venture totaled $1,347 as of September 30, 2003.

Regent Joint Ventures:
These two joint ventures own the Windsor, CT Hilton Garden Inn (the “Windsor Joint Venture”) and the Evanston, IL Hilton Garden Inn (the “Evanston Joint Venture”). Due to the complexity of the new guidance and the evolving interpretation among accounting professionals, including currently pending interpretations from the Financial Accounting Standards Board, the Company is still in the process of evaluating the provisions of FIN 46 and has not yet determined if it is considered to be a VIE and if so, which party is considered to be the primary beneficiary in either case. It is possible that one or both of these joint ventures will be consolidated with the Company. For the nine months ended September 30, 2003, total revenue of the Windsor Joint Venture and the Evanston Joint Venture was $1,325 and $1,827, respectively, total expenses were $930 and $1,273, respectively, resulting in net income of $395 and $554, respectively. Deferred revenue for the same nine month periods totaled $31 and $499, respectively, per the provisions of SAB 101, all of which will be recognized during the last quarter of 2003. As of September 30, 2003, total assets were $15,727 and $20,479, respectively, total liabilities were $9,681 and $13,006, respectively, resulting in stockholders’ equity totaling $6,046 and $7,473, respectively. The Company’s equity balance exposed to loss as a result of its involvement in these joint ventures totaled $7,147 as of September 30, 2003.

The Company also has a 57.65% interest in Windsor Lessee Company, LLC, the lessee of the Windsor, CT Hilton Garden Inn. For the nine months ended September 30, 2003, Windsor Lessee Company, LLC incurred a net loss of $(157).

Chapel Hill Joint Venture:
This joint venture is considered to be a VIE, the Company is considered to be the primary beneficiary and it was created in August 2003 (after January 31, 2003). Therefore, the Company, which owns a 48.78% interest, has consolidated the joint venture’s results of operations and balance sheet beginning with the third quarter 2003. For the nine months ended September 30, 2003, total revenue was $0, total expenses were $20, resulting in a net loss of $20. As of September 30, 2003, total assets were $6,099, total liabilities were $2,019, including $154 due to banks, resulting in stockholders’ equity totaling $4,080. The Company’s equity balance exposed to loss as a result of its involvement in this joint venture totaled $1,990 as of September 30, 2003.

Noble Investment Group Mezzanine Loans:
In July 2000, the Company provided a $1,080 mezzanine loan for a Hilton Garden Inn in Atlanta and in February 2001 provided a $2,186 mezzanine loan for a Hilton Garden Inn in Tampa. Noble Investment Group, Ltd. (“Noble”) provided the remainder of the funding and owns and operates the hotels. These two mezzanine loan arrangements are considered to be variable interests in the entities that own the hotels, both of which are VIEs. However, the Company is not considered to be the primary beneficiary. Therefore, the Company will not consolidate the results of operations of the hotels for which it has provided financing. The Company’s total outstanding loan balances exposed to loss as a result of its involvement in these mezzanine loans totaled $3,266 as of September 30, 2003.

Baltimore, MD Hampton Inn & Suites Mezzanine Loan;
In the fourth quarter of 2002, the Company funded a $3,500 mezzanine loan to an unrelated third party owner for the purchase and conversion of a historic office building into a 116-room Hampton Inn & Suites hotel in Baltimore, MD’s Inner Harbor (the “Baltimore Hotel”). Subsequently, the Company sold 50 percent of the loan to an affiliate of Hall Financial Group at face value, or $1,750. This mezzanine loan arrangement is considered to be a variable interest in the entity that owns the hotel, which is a VIE. However, the Company is not considered to be the primary beneficiary. Therefore, the Company will not consolidate the results of operations of the hotel for which it has provided financing. The Company’s total outstanding loan balance exposed to loss as a result of its involvement in this mezzanine loan totaled $1,750 as of September 30, 2003.

In April 2003, FASB issued Statement of Financial Accounting Standards No. 149 “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (“SFAS No. 149”). FASB Statements No. 133 “Accounting for Derivative Instruments and Hedging Activities” and No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities”, establish accounting and reporting standards for derivative instruments including derivatives embedded in other contracts (collectively referred to as derivatives) and for hedging activities. SFAS No. 149 amends Statement 133 for certain decisions made by the Board as part of the Derivatives Implementation Group (DIG) process. This Statement contains amendments relating to FASB Concepts Statement No. 7, “Using Cash Flow Information and Present Value in Accounting Measurements”, and FASB Statements No. 65, “Accounting for Certain Mortgage Banking Activities”, No. 91 “Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases”, No. 95, “Statement of Cash Flows”, and No. 126, “Exemption from Certain Required Disclosures about Financial Instruments for Certain Nonpublic Entities”. The adoption of SFAS No. 149 did not have a material impact on the Company.

In May 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 150, “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity” (“SFAS No. 150”). SFAS No. 150 requires issuers to classify certain freestanding financial instruments as liabilities. These freestanding financial instruments include mandatory redeemable financial instruments, obligations to repurchase the issuer’s equity shares by transferring assets and certain obligations to issue a variable number of shares. The provisions of SFAS No. 150 are effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a material impact on the Company.

10.	DISCONTINUED OPERATIONS

The Company adopted Statement of Financial Accounting Standard No. 144 (“SFAS No. 144”) effective January 1, 2002 which requires, among other things, that the operating results of certain real estate assets which have been sold subsequent to January 1, 2002, or otherwise qualify as held for disposition (as defined by SFAS No. 144), be included in discontinued operations in the statements of operations for all periods presented. Four of the Company’s wholly owned hotels were sold during 2002. The operating results for these four hotels are included in discontinued operations in the statements of operations for the three and nine months ended September 30, 2002. The Company classified one of its hotels as held for sale during the third quarter of 2003. The operating results for this hotel are included in discontinued operations in the statements of operations for the three and nine months ended September 30, 2002 and 2003. The Company has not allocated interest expense to the results of the discontinued operations in accordance with EITF No. 87-24. This change has resulted in certain reclassifications to the three and nine months ended September 30, 2002 financial statement amounts. Condensed financial information of the results of operations for the three and nine months ended September 30, 2002, for the four hotels sold during 2002 and the one hotel classified as held for sale, consisted of total revenue of $1,285 and $2,149, respectively, total expenses of $1,305 and $2,039, respectively, an allocation to minority interest of $4 and $13, respectively, resulting in income (loss) from discontinued operations of $(24) and $97, respectively. Condensed financial information of the results of operations for the three and nine months ended September 30, 2003, for the one hotel classified as held for sale, consisted of total revenue of $325 and $910, respectively, total expenses of $366 and $1,046, respectively, an allocation to minority interest of $(2) and $(8), respectively, resulting in loss from discontinued operations of $(39) and $(128), respectively.

11.	MANAGEMENT AND LEASE AGREEMENT CHANGES

Effective July 1, 2003, the Company terminated its management contracts for 33 of its hotels managed by Interstate. Effective July 1, 2003, the Company also terminated the management agreements under which Interstate Management and Investment Corporation formerly operated six of the Company’s properties by paying a termination fee of $1.3 million ($0.06 per share), which was expensed in the third quarter of 2003. The management of all of these properties along with most of the hotels’ management personnel and other employees have been transferred to Alliance Hospitality Management, LLC, (“Alliance”).

The Company terminated the lease agreements for the Las Vegas, NV Hampton Inn and the Windsor, CT Hilton Garden Inn on July 1, 2003, both of which were previously leased to Intercontinental Group. There were no termination fees paid by the Company. The Windsor Hilton Garden Inn is currently owned by a joint venture entity, Windsor Hotel Associates, LLC. Prior to the termination of the lease agreement, the Company owned 49 percent, while Regent Partners, Inc. (“Regent”) owned 36 percent and Intercontinental Group owned 15 percent. Subsequent to the termination of the lease agreement, Intercontinental Group forfeited its share of ownership, with the result that the Company now owns 57.65 percent and Regent owns 42.35 percent of Windsor Hotel Associates, LLC. The Company wholly owns the Las Vegas Hampton Inn. The Company has replaced Intercontinental Group with a newly formed lessee, Windsor Lessee Company LLC, owned 57.65 percent by the Company and 42.35 percent by Regent, to lease the Windsor Hilton Garden Inn. The Company has also replaced Intercontinental Group with Barclay as lessee for the Las Vegas Hampton Inn. Both Barclay and Windsor Lessee Company LLC have contracted with Alliance to manage the properties. As a result of replacing Intercontinental Group as lessee with Barclay and Windsor Lessee Company LLC, the Company now records any profits or losses from the Las Vegas Hampton Inn and its share of profits or losses from the Windsor Hilton Garden Inn (along with profits or losses from the other 44 hotels leased 100 percent by Barclay) (See Note 2).

Currently, Alliance manages 41 of the Company’s hotels, Concord manages three hotels, Hilton Hotels Corporation manages two hotels, and Sage Hospitality Resources, LLC, Noble, and Prism Hospitality, L.P. each manage one hotel.

The 41 hotels currently managed by Alliance are operated under a management agreement with a five-year term. The Company, however, has the right to terminate the agreement upon delivery of written notice to Alliance not less than 90 days prior to the effective date of termination. The management fee payable to Alliance is equal to 2.25% of total hotel revenue and is paid monthly.

The Company’s wholly owned Secaucus, NJ Holiday Inn continues to be operated under a long-term lease with Secaucus Holding Corporation, a wholly owned subsidiary of Prime Hospitality Corp. (“Prime”). The Company is currently in negotiations with Prime to transfer the lease to Barclay. In the event the Company is able to complete the lease transfer, it is the Company’s intention to contract with Alliance to manage the property

Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations ($ in thousands)

Overview

Winston Hotels, Inc. (“WHI”), headquartered in Raleigh, North Carolina, operates so as to qualify as a real estate investment trust (“REIT”) for federal income tax purposes. During 1994, WHI completed an initial public offering of its common stock (“Common Stock”), utilizing the majority of the proceeds to acquire one hotel and a general partnership interest (as the sole general partner) in WINN Limited Partnership (the “Partnership”). The Partnership used a substantial portion of the proceeds to acquire nine additional hotel properties. WHI and the Partnership (together with the Partnership’s wholly owned subsidiaries, Barclay Hospitality Services Inc. (“Barclay”), Winston SPE, LLC, and Winston Finance LLC), are collectively referred to as the “Company”. As of September 30, 2003, WHI’s ownership in the Partnership was 95.14 percent.

As of September 30, 2003, the Company held an ownership interest in 50 hotel properties in 16 states having an aggregate of 6,997 rooms. This included 44 wholly owned properties with an aggregate of 6,139 rooms, a 49 percent ownership in two joint venture hotels with an aggregate of 296 rooms, a 57.65 percent ownership in one joint venture hotel with 157 rooms, and a 13.05 percent ownership interest in three joint venture hotels with an aggregate of 405 rooms, (collectively, the “Joint Venture Hotels”). The Company also had issued mezzanine loans to owners of three hotels with an aggregate of 391 rooms. The Company does not hold an ownership interest in any of the hotels for which it has provided mezzanine financing. All of the Company’s hotels are operated under franchises from nationally recognized franchisors including Marriott International, Inc., Hilton Hotels Corporation, Intercontinental Hotels Group PLC, (formerly Six Continents PLC) and Choice Hotels International.

Effective July 1, 2002, the Company, through its wholly owned taxable REIT subsidiary, Barclay Hospitality Services Inc. (“Barclay”), acquired the leasehold interests for 47 of its hotels from CapStar Winston Company, L.L.C., a wholly owned subsidiary of MeriStar Hotels & Resorts, Inc. (“MeriStar”). MeriStar has since merged with and become Interstate Hotels & Resorts, Inc. (“Interstate”). The acquisition included leasehold interests for 45 wholly owned hotels and two Joint Venture Hotels. Under the REIT Modernization Act, which became effective January 1, 2001, the Company is permitted to lease its hotels to wholly owned taxable REIT subsidiaries, provided that the subsidiary lessees engage a third-party management company to manage the hotels. Simultaneous with acquiring the leasehold interests, Barclay entered into new management contracts with Interstate for 39 of the 47 hotels covered by the leases. These five-year contracts were terminable by Barclay after June 30, 2003, subject to certain conditions and limitations. Effective July 1, 2003, the Company terminated its management contracts with Interstate.

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

Effective July 1, 2003, the Company terminated its management contracts for 33 of its hotels managed by Interstate. Effective July 1, 2003, the Company also terminated the management agreements under which Interstate Management and Investment Corporation formerly operated six of the Company’s properties by paying a termination fee of $1.3 million ($0.06 per share), which was expensed in the third quarter of 2003. The management of all of these properties along with most of the hotels’ management personnel and other employees has been transferred to Alliance Hospitality Management, LLC, (“Alliance”).

The Company terminated the lease agreements for the Las Vegas, NV Hampton Inn and the Windsor, CT Hilton Garden Inn on July 1, 2003, both of which were previously leased to Intercontinental Group. The Windsor Hilton Garden Inn is currently owned by a joint venture entity, Windsor Hotel Associates, LLC. Prior to the termination of the lease agreement, the Company owned 49 percent, while Regent Partners, Inc. (“Regent”) owned 36 percent and Intercontinental Group owned 15 percent. Subsequent to the termination of the lease agreement, Intercontinental Group forfeited its share of ownership, with the result that the Company now owns 57.65 percent and Regent owns 42.35 percent of Windsor Hotel Associates, LLC. The Company wholly owns the Las Vegas Hampton Inn. The Company has replaced Intercontinental Group with a newly formed lessee, Windsor Lessee Company LLC, owned 57.65 percent by the Company and 42.35 percent by Regent, to lease the Windsor Hilton Garden Inn. The Company has also replaced Intercontinental Group with Barclay as lessee for the Las Vegas Hampton Inn. Both Barclay and Windsor Lessee Company LLC have contracted with Alliance to operate the properties. As a result of replacing Intercontinental Group as lessee with Barclay and Windsor Lessee Company LLC, the Company now records any profits or losses from the Las Vegas Hampton Inn and its share of profits or losses from the Windsor Hilton Garden Inn (along with profits or losses from the other 44 hotels leased 100 percent by Barclay).

Currently, Alliance manages 41 of the Company’s hotels, Concord manages three hotels, Hilton Hotels Corporation manages two hotels, and Sage Hospitality Resources, LLC, Noble Investment Group, Ltd., and Prism Hospitality, L.P. each manage one hotel.

The 41 hotels currently managed by Alliance are operated under a management agreement with a five-year term. The Company, however, has the right to terminate the agreement upon delivery of written notice to Alliance not less than 90 days prior to the effective date of termination. The management fee payable to Alliance is equal to 2.25% of total hotel revenue and is paid monthly.

The Company’s wholly owned Secaucus, NJ Holiday Inn continues to be operated under a long-term lease with Secaucus Holding Corporation, a wholly owned subsidiary of Prime Hospitality Corp. (“Prime”). The Company is currently in negotiations with Prime to transfer the lease to Barclay. In the event the Company is able to complete the lease transfer, it is the Company’s intention to contract with Alliance to manage the property.

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

Accounts and Notes Receivable
The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers and mezzanine loan borrowers to make required payments. If the financial condition of its customers and mezzanine loan borrowers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Accounting for Joint Ventures
The Company currently has a 49 percent ownership interest in two joint ventures, each of which owns one hotel, a 57.65 percent ownership interest in one joint venture, which owns one hotel, and a 13.05% ownership interest in one joint venture, which owns three hotels. As of September 30, 2003, the Company determined that it did not have a controlling interest in any of these four joint ventures during the three and nine months ended September 30, 2003 and therefore used the equity method to recognize its share of net income or loss from the joint ventures and adjusted the carrying value of the investment accordingly. The joint ventures’ assets, liabilities, and equity are not recorded on the Company’s balance sheet as of September 30, 2003. The Company also owns a 48.78 percent interest in one joint venture hotel, which owns one hotel. This joint venture is considered to be a VIE, the Company is considered to be the primary beneficiary and it was created in August 2003 (after January 31, 2003). Therefore, the Company has consolidated the joint venture’s results of operations and balance sheet beginning with the third quarter 2003. See Notes 8 and 9 for a discussion of FIN 46 and SFAS No. 150.

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

During the third quarter, the Company recorded a $2.5 million, non-cash impairment charge to earnings relating to one hotel which is classified as “held for sale” on our balance sheet.

Income Taxes
The Company records a valuation allowance to reduce the deferred tax assets to an amount that it believes is more likely than not to be realized. In assessing the need for the valuation allowance, future taxable income and ongoing prudent and feasible tax planning strategies have been considered. Should our estimate of future taxable income be less than expected, or our tax planning strategy not be carried out as planned, we would record an adjustment to the deferred tax asset in the period such determination was made. As of September 30, 2003, the Company has not recorded a valuation allowance.

Results of Operations

The following table outlines the number of hotels wholly owned by the Company by service type as of September 30, 2003 and 2002.

Service Type of Hotel	September 30, 2003	September 30, 2002

Limited-service hotels	23	25
Extended-stay hotels	10	10
Full-service hotels	11	11

Total	44	46

The Company adopted Staff Accounting Bulletin No. 101 (“SAB 101”) on January 1, 2000. SAB 101 requires that a lessor not recognize contingent rental income until the lessee has achieved annual specified hurdles. SAB 101 effectively defers percentage lease revenue from the first and second quarters to the third and fourth quarters. Due to the acquisition of the leasehold interests from Interstate, effective July 1, 2002, and the transfer of the Las Vegas, NV Hampton Inn lease from Intercontinental Group effective July 1, 2003, percentage lease payments made by Barclay to the Company (for all but one of its wholly owned hotels), are currently eliminated in consolidation, eliminating the effect of SAB 101 with respect to these hotels. Through September 30, 2003 the Company continued to defer recognition of any percentage lease revenue for the one wholly owned hotel, the Secaucus, NJ Holiday Inn, that continued to be operated under a long term lease with Prime. In addition, two joint ventures, in which the Company owns a 49 percent ownership interest, and one joint venture, in which the Company owns a 57.65 percent ownership interest, deferred recognition of any percentage lease revenue for three hotels. SAB 101 will have no impact on the Company’s Funds From Operations (“FFO”), or its interim or annual cash flow from its third party lessees, and therefore, on its ability to pay dividends.

Due to the acquisition of the leasehold interests from Interstate, the results of operations for the nine months ended September 30, 2003 versus the results of operations for the nine months ended September 30, 2002 does not result in a meaningful comparison. This is due primarily to recording the operating results of the hotels, for which the leasehold interests were acquired, on the Company’s statements of operations beginning in the third quarter of 2002. Therefore, in an effort to make a more meaningful comparison between periods, in addition to the comparison of actual results of operations for the three and nine months ended September 30, 2003 and 2002, shown below is a comparison of selected actual financial information for the nine months ended September 30, 2003 with selected pro forma financial information on a “same store” basis for the nine months ended September 30, 2002, as if the acquisition of the leasehold interests from Interstate occurred on January 1, 2002. This information is shown for the hotels that were open during the entire periods presented and does not include operating results for any hotels that have been sold or have been classified as “held for sale” during the periods. The pro forma adjustments include the elimination of the transaction to acquire the leasehold interests from Interstate and the percentage lease revenue applicable to the 45 wholly owned hotels for which the leasehold interests were acquired, as well as adjustments to undistributed property operating expenses to remove management company corporate costs, to make adjustments to management fees to reflect the fee structure per the new management agreements, and to make resulting adjustments to the allocation of earnings to minority interests. The unaudited pro forma financial information does not purport to be indicative of what the actual results of operations of the Company would have been had the transaction occurred on the basis assumed above nor are they indicative of results of future operations. The unaudited pro forma financial information is based upon available information and upon assumptions and estimates that management believes are reasonable under the circumstances.

Actual Three Months Ended September 30, 2003 versus Actual Three Months Ended September 30, 2002

REVENUE

Room – Room revenue increased $1,123 from $29,414 in 2002 to $30,537 in 2003. The increase in room revenues is primarily a result of an increase in revenue per available room (“RevPAR”) of 1.1 percent, from $53.69 to $54.28. Occupancy rates increased 3.0 percent, from 67.2 percent to 69.2 percent, and the average daily rate (“ADR”) decreased 1.9 percent from $79.95 to $78.43. In addition, on July 1, 2003, the Company acquired the lease for the Las Vegas Hampton Inn and began recording the operating results (including room revenue) of the hotel. Room revenue from the Las Vegas Hampton Inn totaled $519 for the three months ended September 30, 2003.

Food and Beverage – Food and beverage revenue decreased $205 from $1,845 in 2002 to $1,640 in 2003. The decrease in food and beverage revenues is primarily a result of lower room revenues experienced at four of the Company’s full service properties. These properties experienced a 3.7 percent decline in RevPAR, resulting in lower food and beverage revenues.

Other Operating Departments – Other operating departments revenue decreased $161 from $1,182 in 2002 to $1,021 in 2003. The decrease in other operating departments revenues is primarily a result of lower telephone revenue as cellular phone use continues to reduce the demand for this service.

Percentage Lease Revenue – Percentage lease revenue declined $8,351 from $8,886 in 2002 to $535 in 2003. Percentage lease revenue declined primarily due to the recognition of $8,104 in deferred percentage lease revenue during the third quarter of 2002 that had accrued for the first six months of 2002 prior to the acquisition of the leases from Interstate on July 1, 2002.

Interest and Other Income – Interest and other income increased $107 from $300 in 2002 to $407 in 2003 primarily due to an increase in mezzanine loan interest income and asset management fees.

EXPENSES

Rooms – Rooms expenses increased $156 from $6,949 in 2002 to $7,105 in 2003. The increase in these room expenses is primarily a result of the increase in occupancy rate from the third quarter of 2002 to the third quarter of 2003.

Food and beverage – Food and beverage expenses declined $100 from $1,437 in 2002 to $1,337 in 2003. The decrease in food and beverage expenses is consistent with the decline in food and beverage revenues.

Other operating departments – Other operating department expenses remained consistent with the prior year period, declining $5 from $788 in 2002 to $783 in 2003.

Property Operating Costs – Property operating costs increased $316 from $6,271 in 2002 to $6,587 in 2003. These costs consist of administrative and general, sales and marketing, utility and other costs. The increase is primarily due to increases in administrative and general labor costs of $146, utility costs of $151, and liability insurance costs of $124, offset by lower sales and marketing labor costs of $141.

Real Estate Taxes and Property and Casualty Insurance - Real estate taxes and property insurance costs remained consistent with the prior year period, increasing $16 from $1,536 in 2002 to $1,552 in 2003.

Franchise Costs- Franchise costs increased consistent with the increase in room revenues, increasing $127 from $2,092 in 2002 to $2,219 in 2003.

Maintenance and Repair Costs – Maintenance and repair costs increased $124 from $1,609 in 2002 to $1,733 in 2003 due to increases in labor costs.

Management Fees – Management fees increased $108 from $637 in 2002 to $745 in 2003 as a result of increased hotel revenues as well as due to the management company changes made during 2003.

Percentage Lease Expense – Percentage lease expense increased $130 from $1,086 in 2002 to $1,216 in 2003. This expense represents the lease expense Barclay, as lessee, pays to the owners of two joint ventures, the Evanston Joint Venture and the Marsh Landing Joint Venture. The expense increased due to higher room revenue at both joint venture properties.

General and Administrative – General and administrative expense decreased $130 from $1,224 in 2002 to $1,094 in 2003. The decrease is primarily attributable to lower new business development costs, offset by an increase in legal and accounting fees.

Depreciation and Amortization – Depreciation expense declined $422 from $4,715 in 2002 to $4,293 in 2003. Depreciation expenses declined primarily due to 5 year property acquired in 1998 and prior having become fully depreciated. Amortization expense remained relatively consistent with the same period in the prior year, increasing $9 from $215 in 2002 to $224 in 2003.

Interest – Interest expense decreased $759 from $2,642 in 2002 to $1,883 in 2003. The decrease is due to both a decline in weighted average interest rates as well as a decline in the weighted average outstanding debt balances. The weighted average interest rate decreased from 6.86 percent in the third quarter of 2002 to 5.21 percent in the third quarter of 2003, while the outstanding debt balance decreased from $150,688 to $141,244 for the same periods.

Income (loss) Allocation to Minority Interest – Income allocated to minority interest declined from $549 in 2002 to $132 in 2003. Minority interest weighted average share of ownership totaled 5.85% for the three months ended September 30, 2003 and 6.04% for the three months ended September 30, 2002, respectively.

Income Tax Benefit – Income tax benefit increased $601 from $458 in 2002 to $1,059 in 2003. The income tax benefit is a result of the net loss experienced by Barclay during the respective quarter.

Equity in Income (loss) of Unconsolidated Joint Ventures – The Company’s share of income from unconsolidated joint ventures increased $474 from $25 in 2002 to $499 in 2003. The increase is primarily a result of the increase in earnings from both the Evanston Joint Venture and the Marsh Landing Joint Venture, due primarily to the timing of recognition of deferred percentage lease revenue.

Discontinued Operations – Loss from discontinued operations increased $15 from $24 in 2002 to $39 in 2003. The Company sold the Clearwater, FL Comfort Inn in May 2002, the Southern Pines, NC Hampton Inn in August 2002, the Augusta, GA Comfort Inn in November 2002 and the Chester, VA Hampton Inn in December 2002. The Company also classified the Greenville, SC Comfort Inn as “held for sale” during the third quarter of 2003. The operating results of these properties are shown as discontinued operations in the respective periods.

Actual Nine Months Ended September 30, 2003 versus Actual Nine Months Ended September 30, 2002

REVENUE

Rooms, Food and Beverage and Other Operating Departments Revenue – Rooms, food and beverage and other operating departments revenue increased $62,548 from $32,440 in 2002 to $94,988 in 2003. The increase in hotel revenues is a result of the acquisition of the leasehold interests from Interstate. The operating results of the hotels, for which the leasehold interests were acquired, are reflected on the Company’s consolidated statements of operations beginning July 1, 2002.

Percentage Lease Revenue – Percentage lease revenue declined $25,954 from $28,037 in 2002 to $2,083 in 2003. The decline is primarily due to the acquisition of the leasehold interests from Interstate. The percentage lease revenue for 2003 reflects only the percentage lease revenue for the Las Vegas, NV Hampton Inn from January 1, 2003 through June 30, 2003, and for the Secaucus, NJ Holiday Inn for the entire nine month period ended September 30, 2003.

Interest and Other Income – Interest and other income increased $140 from $998 in 2002 to $1,138 in 2003. The increase is primarily due to an increase in mezzanine loan interest income.

EXPENSES

Rooms, Food and Beverage and Other Operating Departments Expenses – Rooms, food and beverage and other operating departments expenses increased $17,071 from $9,174 in 2002 to $26,245 in 2003. The increase in these hotel expenses is a result of the acquisition of the leasehold interests from Interstate. The operating results of the hotels, for which the leasehold interests were acquired, are reflected on the Company’s consolidated statements of operations beginning July 1, 2002.

Property Operating Costs, Franchise Costs, Maintenance and Repair Costs and Management Fees – Property operating costs increased $21,245 from $10,609 in 2002 to $31,854 in 2003. The increase in these hotel expenses is a result of the acquisition of the leasehold interests from Interstate. The operating results of the hotels, for which the leasehold interests were acquired, are reflected on the Company’s consolidated statements of operations beginning July 1, 2002.

Real Estate Taxes and Property and Casualty Insurance – Real estate taxes and property insurance costs increased $93 from $4,869 in 2002 to $4,962 in 2003. The increase is primarily due to higher insurance premiums and additional out of pocket costs for the portion of losses that did not exceed deductibles totaling $273, offset by a decrease is real estate taxes expense of $88, and a decrease in ground lease expense of $90.

Percentage Lease Expense – Percentage lease expense increased $2,340 from $1,086 in 2002 to $3,426 in 2003. Beginning July 1, 2002, this expense represents the lease expense Barclay, as lessee, pays to the owners of two Joint Ventures, the Evanston Joint Venture and the Marsh Landing Joint Venture. The increase is due to the acquisition of the leases on July 1, 2002.

General and Administrative – General and administrative expense decreased $45 from $4,094 in 2002 to $4,049 in 2003. The decrease is primarily attributable to a decline in payroll costs of $175 due to a reduction in personnel, the write off of a mezzanine loan during 2002 totaling $250, offset by an increase in legal fees totaling $336.

Depreciation and Amortization – Depreciation expenses declined $739 from $14,174 in 2002 to $13,435 in 2003 due primarily to 5 year property acquired in 1998 and prior having become fully depreciated. Amortization expense increased $50 from $616 in 2002 to $666 in 2003. Amortization expense increased due to the capitalization of additional financing costs.

Interest – Interest expense decreased $2,243 from $8,001 in 2002 to $5,758 in 2003. These decreases are due to both a decline in weighted average interest rates, from 6.80 percent in 2002 to 5.32 percent in 2003, as well as a decline in the weighted average outstanding debt balances, from $155,175 in 2002 to $142,645 in 2003.

Income (loss) Allocation to Minority Interest – Income allocated to minority interest increased $677 from a loss allocation of $(445) in 2002 to an income allocation of $232 in 2003. Minority interest weighted average share of ownership totaled 5.91% for the nine months ended September 30, 2003 and 6.06% for the nine months ended September 30, 2002.

Income Tax Benefit – Income tax benefit declined $5,493 from $7,172 in 2002 to $1,679 in 2003. The income tax benefit for 2003 is a result of the net loss experienced by Barclay during the nine months ended September 30, 2003.

The income tax benefit for 2002 is primarily a result of the cost of acquiring the leases from Interstate, which was expensed for financial reporting purposes and is being amortized over the lives of the leases for tax purposes. The income tax benefit for 2002 is also a result of the net loss experienced by Barclay during the nine months ended September 30, 2002.

Equity in Income (loss) of Unconsolidated Joint Ventures – The Company’s share of income (loss) from unconsolidated joint ventures increased $579 from a loss of $(26) in 2002, to income of $553 in 2003. The increase is primarily a result of the increase in the earnings from both the Evanston Joint Venture and the Marsh Landing Joint Venture, due primarily to the timing of recognition of deferred percentage lease revenue.

Discontinued Operations – Income from discontinued operations decreased $225 from $97 in 2002 to a loss from discontinued operations of $(128) in 2003. The Company sold the Clearwater, FL Comfort Inn in May 2002, the Southern Pines, NC Hampton Inn in August 2002, the Augusta, GA Comfort Inn in November 2002 and the Chester, VA Hampton Inn in December 2002. The Company also classified the Greenville, SC Comfort Inn as “held for sale” during the third quarter of 2003. The operating results of these properties are shown as discontinued operations in the respective periods.

In an effort to make a more meaningful comparison between periods, in addition to the comparison of actual results of operations for the three and nine months ended September 30, 2003 and 2002 shown above, shown below is a comparison of selected actual financial information for the nine months ended September 30, 2003 with selected pro forma financial information for the nine months ended September 30, 2002, as if the acquisition of the leasehold interests from Interstate occurred on January 1, 2002. This information is shown for the hotels that were open during the entire periods presented and does not include operating results for any hotels that have been sold or have been classified as “held for sale”.

Selected Financial Information – Actual Nine Months Ended September 30, 2003 versus Pro Forma Nine Months Ended September 30, 2002

	Nine Months Ended
	September 30,

	2003	2002

	(actual)	(pro forma)
Revenue:
Rooms	$86,529	$87,553
Other hotel revenue	8,459	9,243
Hotel operating expenses:
Rooms and other operating expenses	26,245	26,278
Undistributed property operating expenses	31,854	30,947

REVENUE

Room Revenue – Room revenue decreased $1,024 to $86,529 for the nine months ended September 30, 2003 versus $87,553 for the nine months ended September 30, 2002. RevPAR decreased 2.3% from $53.85 in 2002 to $52.63 in 2003. ADR declined 2.8% from $80.21 in 2002 to $77.93 in 2003, while occupancy rates increased from 67.1% to 67.5%. We believe that the decrease in RevPAR and average daily rate in 2003 is primarily a result of the sluggish economy.

Other Hotel Revenue – Other hotel revenue consists of food and beverage revenue and other operating departments revenue. Other hotel revenue declined $784 from $9,243 in 2002 to $8,459 in 2003 for the nine months ended September 30. These decreases are primarily due to a decrease in long distance telephone revenue as a result of the increased use of cellular phones by guests.

EXPENSES

As a percentage of total hotel revenue, hotel operating expenses increased for the nine months ended September 30 from 59.1% in 2002 to 61.2% in 2003.

Rooms and Other Operating Expenses – Rooms and other operating expense declined $33 for the nine months ended September 30, 2003 to $26,245, relatively flat when compared with $26,278 for the nine months ended September 30, 2002.

Undistributed Property Operating Expenses – Undistributed property operating expenses consist of administrative and general, sales and marketing, energy, repairs and maintenance, franchise fees, management fees and other costs. Undistributed property operating expenses increased $907 for the nine months ended September 30, from $30,947 in 2002 to $31,854 in 2003. The increase is primarily due to higher administrative and general and repairs and maintenance labor costs, higher utility costs for electricity and gas, and higher insurance costs.

Liquidity and Capital Resources

The Company finances its operations from operating cash flow, which was principally derived from percentage leases through June 30, 2002 and from the operations of the hotels for which the leasehold interests were acquired effective July 1, 2002. For the nine months ended September 30, 2003 and 2002, cash flow provided by operating activities was $19,924 and $14,737, respectively. The increase is primarily due to the acquisition of the leasehold interests in 2002, which resulted in an adjustment to cash provided by operating activities in the second quarter of 2002 totaling ($10,954), as well as the timing of payments, both received and made.

Under federal income tax law provisions applicable to REITs, the Company is required to distribute at least 90% of its taxable income to maintain its tax status as a REIT. During the first three quarters of 2003, the Company declared distributions of $9,875 to its common shareholders ($0.45 per share) and $5,203 to its preferred shareholders ($1.734 per share). The Company intends to monitor its dividend policy closely and to act accordingly as results of operations dictate. The Company also intends to fund cash distributions to shareholders out of cash flow from operating activities. The Company may incur indebtedness to meet its dividend policy or distribution requirements imposed on the Company under the Internal Revenue Code (including the requirement that a REIT distribute to its shareholders annually at least 90% of its taxable income) to the extent that available capital and cash flow from the Company’s investments are insufficient to make such distributions.

The Company’s net cash used in investing activities for the nine months ended September 30, 2003 totaled $4,799. Gross capital expenditures for the Company’s consolidated hotels totaled $6,035, which includes capital expenditures totaling $744 for the development of the Courtyard by Marriott hotel in Chapel Hill, NC. This hotel is owned by the Chapel Hill Joint Venture (see below), the operations of which are consolidated into the Company’s financial statements. The Company plans to spend approximately $1,500 to renovate certain of its wholly owned hotels during the fourth quarter of 2003, (and an additional $2,200 to continue to develop the Courtyard by Marriott hotel in Chapel Hill during the fourth quarter of 2003). These expenditures exceed the 5% of room revenues for its hotels (7% of room revenues and food and beverage revenues for one of its full-service hotels) which the Company is required to spend under its percentage leases for periodic capital improvements and the refurbishment and replacement of furniture, fixtures and equipment at its wholly owned hotels. These capital expenditures are funded from operating cash flow, and possibly from borrowings under the Company’s $125,000 line of credit, sources that are expected to be adequate to fund such capital requirements. These capital expenditures are in addition to amounts spent on normal repairs and maintenance which have approximated 6.0% and 5.5% of room revenues for each of the nine months ended September 30, 2003 and 2002, respectively.

During the third quarter of 2003, the Company entered into a joint venture agreement (the “Chapel Hill Joint Venture”) with Chapel Hill Investments, LLC to develop and own hotel properties. The Chapel Hill Joint Venture is currently developing a Courtyard by Marriott hotel in Chapel Hill, NC, (the “Chapel Hill Courtyard”) which is expected to open in the summer of 2004. The Company currently owns a 48.78 percent interest in the Chapel Hill Joint Venture, while Chapel Hill Investments, LLC owns a 51.22 percent interest. The Company also has provided an additional $1,453 to capitalize the development of the hotel in the form of a preferred membership interest (“Preferred Contribution”). The Company’s Preferred Contribution requires paid monthly dividends to the Company during construction of the hotel at an annual yield of 30-day LIBOR plus 5.885 percent, plus an accrued dividend at an annual yield of 8 percent. Once the hotel opens, and until the Preferred Contribution and all dividends payable and accrued thereon are paid in full, the Company’s Preferred Contribution requires a paid monthly dividend to the Company equal to a floating rate equal to 30-day LIBOR plus that percentage that will generate an annual dividend yield of 10 percent. The percentage rate to be added to 30-day LIBOR will not be known until the day the hotel opens. The Company will receive $700 for development services provided during construction. Chapel Hill Investments, LLC is owned 52 percent by Charles Winston and James Winston, both of whom are directors of the Company, and 48 percent by three unrelated private investors. The Company has consolidated the results of operations and financial position of this joint venture beginning with the third quarter 2003. As a result, the Company’s investment balance in the Chapel Hill Joint Venture at September 30, 2003 of $1,990 has been eliminated in consolidation.

The Company has signed a completion guarantee for the Chapel Hill Courtyard, providing a guaranty to the lender of the full, complete and satisfactory completion of the construction of the property. Pursuant to the completion guarantee agreement, the construction process to develop the Chapel Hill Courtyard is to be completed by December 28, 2004. The total cost of the property will be approximately $14,700, including $2,000 for land. Under the completion guarantee, upon default by the borrower, the Company is required to (a) immediately assume responsibility for the completion of the project at its sole cost and expense, or (b) cure or cause the borrower to cure any such default.

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

During the fourth quarter of 2002, the Company entered into a joint venture agreement with Charlesbank Capital Partners, LLC (“Charlesbank”) with the intention to acquire more than $100,000 of hotel assets (the “Charlesbank Venture”). Charlesbank is a private investment firm that manages capital on behalf of a range of institutional investors. During the fourth quarter of 2002, the Charlesbank Venture and Concord subsequently formed a new joint venture entity, WCC Project Company LLC. The Charlesbank Venture is the managing member of WCC Project Company LLC. Both the West Des Moines, IA Fairfield Inn & Suites hotel and the Beachwood Courtyard were transferred from the Concord Joint Venture to WCC Project Company LLC. Subsequent to Charlesbank’s equity contribution in WCC Project Company LLC, Charlesbank’s ownership totals 73.95 percent, Concord’s ownership was reduced from 50 percent to 13 percent and the Company’s ownership was reduced from 50 percent to 13.05 percent. The Charlesbank Venture purchased its third hotel in September 2003, the Best Western Park Place Suites in Houston, TX. The Company’s investment in this hotel totaled $864. At September 30, 2003, the Company’s investment in WCC Project Company LLC totaled $1,905.

During 2000, the Company entered into a joint venture agreement with Marsh Landing Investment, L.L.C., (the “Marsh Landing Joint Venture”) to jointly develop hotel properties. Marsh Landing Investment, L.L.C. is owned by the Company’s Chairman, Charles M. Winston and Board Member, James H. Winston. The first hotel developed by the Marsh Landing Joint Venture, a 118-room Hampton Inn in Ponte Vedra, FL, opened in December 2000. As of September 30, 2003, subsequent to distributions paid to the Company from the operations of the hotel, the Company’s investment in the Marsh Landing Joint Venture totaled $1,117.

During 1999, the Company entered into a joint venture agreement with Regent Partners, Inc., (the “Regent Joint Venture”) to jointly develop hotel properties. The Regent Joint Venture has since developed two hotels, a full service 158-room Hilton Garden Inn in Windsor, CT, which opened in September 2000, and a full service 178-room Hilton Garden Inn in Evanston, IL, which opened in July 2001. As of September 30, 2003, subsequent to distributions paid to the Company from the operations of the hotels, the Company’s investment in the Regent Joint Venture totaled $6,348.

As of September 30, 2003, total assets of the four unconsolidated joint ventures were $68,468, total liabilities were $42,624, and total equity was $25,844. For the three and nine months ended September 30, 2003, total revenue of the four unconsolidated joint ventures was $3,603 and $6,906, respectively, total expenses were $2,283 and $5,432, respectively, resulting in net income of $1,320 and $1,474, respectively. On July 1, 2003, the Company acquired a 57.65% ownership interest in Windsor Lessee Company, LLC, the lessee of the Windsor, CT Hilton Garden Inn. For both the three and nine months ended September 30, Windsor Lessee Company, LLC had a loss of $(157). The Company’s resulting share of net income from its unconsolidated joint ventures for the three and nine months ended September 30, 2003 was $499 and $553, respectively. Pursuant to the requirements of SAB 101, $(404) and $748 of total revenue was deferred during the three and nine months ended September 30, 2003, respectively. The remaining balance of deferred revenue as of September 30, 2003 equaled $344 and will be recognized during the fourth quarter of 2003.

As of September 30, 2003, total assets of the one consolidated joint venture (Chapel Hill Joint Venture) were $6,099, total liabilities were $2,019, and total equity was $4,080. For both the three and nine months ended September 30, 2003, total revenue of the one consolidated joint venture was $0, total expenses were $20, resulting in a net loss of $(20). The Company’s resulting share of the net loss was $(10).

Under the terms of each of its joint venture agreements, the Company receives ongoing asset management fees. The Company also receives cash distributions of the Joint Ventures’ operating profits, if any, on a quarterly basis. The Company continues to seek additional joint venture opportunities.

In July 2000, the Company provided a $1,080 mezzanine loan for a Hilton Garden Inn in Atlanta and in February 2001 provided a $2,186 mezzanine loan for a Hilton Garden Inn in Tampa. Noble Investment Group, Ltd. (“Noble”) provided the remainder of the funding and owns and operates the hotels. The Atlanta hotel opened in April 2001 and the Tampa hotel opened in February 2002. In connection with the alliance, the Company co-developed the Atlanta project with Noble, provided all development services for the Tampa project, and accordingly received fees for its development services. During the third quarter of 2003, the Company continued to receive interest income from these mezzanine loans.

In the fourth quarter of 2002, the Company funded a $3,500 mezzanine loan to an unrelated third party owner for the purchase and conversion of a historic office building into a 116-room Hampton Inn & Suites hotel in Baltimore, MD’s Inner Harbor (the “Baltimore Hotel”). Subsequently, the Company sold 50 percent of the loan to an affiliate of Hall Financial Group at face value, or $1,750. The total cost of the Baltimore Hotel, which is scheduled to open in the first quarter of 2004, is expected to be approximately $19,000.

The Company’s net cash provided by financing activities during the nine months ended September 30, 2003 totaled $6,349. This amount included net proceeds of $44,257 as a result of a follow-on common stock offering in which the Company sold an additional 5,250,000 common shares. The Company raised additional net proceeds totaling $6,735 in early October as a result of the underwriters’ exercise of their over-allotment option. The net cash provided by financing activities for the nine months ended September 30, 2003 also included the payment of distributions to shareholders of $14,283, the payment of distributions to the Partnership’s minority interest of $584, long-term debt payments of $1,022, and a net decrease of $21,500 in the outstanding balance under the Company’s $125,000 line of credit (the “Line”) from $72,300 at December 31, 2002 to $50,800 at September 30, 2003.

The Company’s availability under the Line totaled approximately $71,906 as of September 30, 2003. Availability is calculated each quarter on a trailing twelve-month basis based upon certain valuation criteria contained within the

Line. The Line requires the Company to maintain certain financial ratios including maximum leverage, minimum interest coverage and minimum fixed charge coverage, as well as certain levels of unsecured and secured debt and tangible net worth, all of which the Company was in compliance with as of September 30, 2003. The failure to comply with any of these covenants would cause a default under the Line. Furthermore, the Line provides that any default under, or acceleration of, any of our other debt, any debt of WINN Limited Partnership or any debt of our subsidiaries, including any default under the Company’s fixed-rate loan with GE Capital Corporation or otherwise, will constitute a default under the Line. Any of these defaults, if not waived, could result in the acceleration of the indebtedness under the Line. If this occurs, we may not be able to repay our debt or borrow sufficient funds to refinance it, in which case our assets may be subject to foreclosure, we would not be able to make distributions to our shareholders and could lose REIT status, which would result in the Company not being allowed to deduct its distributions to shareholders in computing its taxable income and would subject the Company to federal income tax, including any applicable alternative minimum tax, on its taxable income at regular corporate rates. The Line bears interest generally at rates from 30-day LIBOR plus 1.75% to 30-day LIBOR plus 2.50%, based on the Company’s consolidated debt leverage ratio as of the end of each calendar quarter. The Company’s interest rate as of September 30, 2003 was 30-day LIBOR (1.12% as of September 30, 2003) plus 2.00%. The Company’s interest rate beginning October 1, 2003 changed to 30-day LIBOR plus 1.75%.

The Company had $65,384 in debt at September 30, 2003 that was subject to a fixed interest rate and fixed monthly payments with GE Capital Corporation. This debt, a ten-year loan with a 25-year amortization period, carries an interest rate of 7.375%. All unpaid principal and interest payments are due on December 1, 2008.

All 44 of the Company’s wholly owned hotels have been pledged as collateral for the Company’s debt securities, 30 against the outstanding balance under the Line and 14 against the outstanding balance under the GE Capital loan.

During the third quarter of 2003, the Company amended the Line. The amendment increased the funds available under the Line by approximately $10,000 through an increase in the advance ratio from 55 percent to 60 percent. The advance ratio is the percentage that is multiplied by the capitalized value of the 30 hotels which secure the Line, to determine the balance available under the Line. The amendment also increased the amount of funds that the Company can borrow under the Line for investments in joint ventures and for subordinate loans. For so long as these investments are held by Winston Hotels, Inc., the funds that can be borrowed increased from 10 percent to 30 percent of total value, as defined in the Line Agreement (“Total Value”). If these assets are contributed, or held by, a wholly owned subsidiary, the funds that can be borrowed under the Line decreases to 20 percent of Total Value. Total Value as of September 30, 2003 totaled approximately $356,000. The amendment also limits the amount of real estate loans the Company can issue to $250,000 and placed certain restrictions on the geographic concentration of the hotels that secure the Line, as well as restrictions on the brand types of these properties. The fee paid by the Company to amend the Line totaled $488.

Effective March 31, 2003, the Company completed an interest rate swap on $50,000 of its outstanding variable rate debt under the Line. This transaction effectively replaced the Company’s variable interest rate based on 30-day LIBOR on $50,000 of outstanding debt under the Line with a fixed interest rate based on a base rate of 1.505% until February 27, 2004. The Line’s interest rate spread is currently 1.75%, equaling a fixed rate of 3.255% on $50,000 of the Company’s debt until February 27, 2004.

As of September 30, 2003, the Company’s contractual obligations and commitments (excluding obligations and commitments pursuant to the Company’s joint ventures) were as follows:

					After
Contractual Obligations	Total	< 1 Year	1 - 3 Years	3 - 5 Years	5 Years

Long-term debt	$65,384	$1,453	$3,248	$3,763	$56,920
Corporate office lease	528	370	158	—	—

Total contractual obligations	$65,912	$1,823	$3,406	$3,763	$56,920

					After
Other Commercial Commitments	Total	< 1 Year	1 - 3 Years	3 - 5 Years	5 Years

Line of credit	$50,800	$—	$50,800	$—	$—
Chapel Hill construction loan	154		154

Total commercial commitments	$50,954	$—	$50,954	$—	$—

The Company intends to continue to seek additional mezzanine loan opportunities and to acquire and develop additional hotel properties that meet its investment criteria and is continually evaluating such opportunities. It is expected that future mezzanine loans and hotel acquisitions would be financed, in whole or in part, from additional follow-on common stock offerings, from borrowings under the Line, through joint venture agreements, from the net sale proceeds of hotel properties and/or from the issuance of other debt or equity securities. There can be no assurances that the Company will make any further mezzanine loans or any investment in additional hotel properties, or that any hotel development will be undertaken, or if commenced, that it will be completed on schedule or on budget. Further, there can be no assurances that the Company will be able to obtain any additional financing.

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

Funds From Operations

Funds from operations (“FFO”), as defined by the National Association of Real Estate Investment Trusts (“NAREIT”), is net income (loss) (determined in accordance with generally accepted accounting principles (“GAAP”)), excluding gains (losses) from sales of property, plus depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures (which are calculated to reflect FFO on the same basis). The Company further adjusts FFO by adding lease/management agreement acquisition expense, loss on impairment of asset held for sale, and the change in deferred revenue during the period to eliminate the impact of Staff Accounting Bulletin No. 101 (“SAB 101”), and subtracting income tax benefit. The Company refers to this further adjustment to FFO as “Adjusted Funds From Operations” or “AFFO”. The Company further subtracts preferred share distributions from AFFO to arrive at AFFO Available to Common Shareholders. The calculations of FFO and AFFO may vary from entity to entity and as such the presentation of FFO and AFFO by the Company may not be comparable to other similarly titled measures of other reporting companies. The Company supplementally provides AFFO due to the fact that the acquisition of the Company’s leasehold interests from Interstate Hotels and Resorts in July 2002 may not result in a meaningful comparison, and would not be an accurate reflection of the operating activity of the nine months ended September 30, 2003 compared with the nine months ended September 30, 2002. This is primarily due to significant amounts of deferred revenue which accrued throughout the first two quarters of 2002 and were recognized in the third quarter of 2002 pursuant to SAB 101. FFO and AFFO are not intended to represent cash flows for the period. FFO and AFFO have not been presented as an alternative to operating income, but as an indicator of operating performance, and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP.

FFO is a supplemental industry-wide measure of REIT operating performance, the definition of which was first proposed by NAREIT in 1991 (and clarified in 1995, 1999 and 2002) in response to perceived drawbacks associated with net income under GAAP as applied to REITs. Since the introduction of the definition by NAREIT, the term has come to be widely used by REITs. Historical cost accounting for real estate assets implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values instead have historically risen or fallen with market conditions, most industry investors have considered presentations of operating results for real estate companies that use historical GAAP cost accounting to be insufficient by themselves. Accordingly, the Company believes FFO and AFFO (combined with the Company’s primary GAAP presentations required by the Securities and Exchange Commission) helps improve our equity holders’ ability to understand our operating performance. The Company only uses FFO and AFFO as supplemental measures of operating performance. Shown below is a reconciliation of net income (loss) to FFO, AFFO and to AFFO Available to Common Shareholders.

WINSTON HOTELS, INC.
Reconciliation of Net Income (loss) to FFO, AFFO and AFFO Available to Common Shareholders
For the Three and Nine Months Ended September 30, 2003 and 2002
($ in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,

	2003	2002	2003	2002

Net income (loss)	$1,100	$9,714	$6,030	$(2,492)
Loss on sale of discontinued operations	—	662	—	1,452
Depreciation	4,293	4,715	13,435	14,174
Depreciation — discontinued operations	64	202	192	764
Depreciation from joint ventures	219	215	617	594
Minority interest allocation	132	549	232	(445)
Minority interest allocation - discontinued operations	(2)	(36)	(8)	(76)

FFO	$5,806	$16,021	$20,498	$13,971

Lease/management agreement acquisition expense	1,300	—	1,300	17,668
Loss on impairment of asset held for sale	2,518	—	2,518	—
Minority interest allocation — loss on impairment of asset held for sale	(152)	—	(152)	—
Deferred revenue	—	(8,095)	—	(1,022)
Deferred revenue from joint ventures	(196)	357	369	919
Income tax benefit	(1,059)	(458)	(1,679)	(7,172)
Income tax expense (benefit) from discontinued operations	(27)	96	(90)	96

AFFO	$8,190	$7,921	$22,764	$24,460

Preferred stock dividend	(1,734)	(1,734)	(5,203)	(5,203)

AFFO Available to Common Shareholders	$6,456	$6,187	$17,561	$19,257

Forward Looking Statements

This report contains certain “forward looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. These statements include, among other things, the Company’s expected termination of the lease with Prime and the intention to enter into a replacement management contract with Alliance, its belief that Barclay will generate sufficient taxable income to fully realize the deferred tax asset, its assumed future undiscounted cash flows and liquidation values for each hotel used in its periodic impairment analysis, its intentions to invest in over $100 million of hotel assets through the Charlesbank Venture, its plans for renovation expenditures, and the adequacy of current funding sources for capital expenditures. You can identify these statements by use of words like “guidance”, “project”, “target”, “may”, “will”, “expect”, “anticipate”, “estimate”, “believes”, “continue” or similar expressions. These statements represent the Company’s judgment and are subject to risks and uncertainties that could cause actual operating results to differ materially from those expressed or implied in the forward looking statements, including but not limited to the following risks: changes in general economic conditions, properties held for sale will not sell, financing risks including the inability to obtain financing on favorable terms, if at all, development risks including the risks of construction delays and cost overruns, lower than expected occupancy and average daily rates, non-issuance or delay of issuance of governmental permits, zoning restrictions, the increase of development costs in connection with projects that are not pursued to completion, non-payment of mezzanine loans, the failure to make additional mezzanine debt investments and investments in hotel assets, and failure to attract joint venture opportunities. From time to time, these and additional risks are discussed in the Company’s filings with the Securities and Exchange Commission, including but not limited to its Form S-3 Registration Statements, and its Annual Report on Form 10-K, Quarterly Reports on Form 10-Q and its other periodic reports.

Item 3 — Quantitative and Qualitative Disclosures About Market Risk ($ in thousands)

As of September 30, 2003, the Company’s exposure to market risk for a change in interest rates related solely to debt outstanding under the Line. Debt outstanding under the Line totaled $50,800 at September 30, 2003. The Line, which expires in December 2004, bears interest generally at rates from 30-day LIBOR plus 1.75% to 30-day LIBOR plus 2.50%, based on the Company’s consolidated debt leverage ratio as of the end of each calendar quarter. The Company’s interest rate as of September 30, 2003 was 30-day LIBOR (1.12% as of September 30, 2003) plus 2.00%. The Company’s interest rate beginning October 1, 2003 changed to 30-day LIBOR plus 1.75%. Effective March 31, 2003, the Company completed an interest rate swap on $50,000 of its outstanding variable rate debt under the Line. The agreement is a contract to exchange floating rate interest payments for fixed rate interest payments periodically over the life of the agreement without the exchange of the underlying notional amounts. This transaction effectively replaces the Company’s variable interest rate based on 30-day LIBOR on $50,000 of the Line with a fixed interest rate based on a base rate of 1.505% until February 27, 2004. The Line’s interest rate spread is currently 1.75%, equating to an effective fixed rate of 3.255% on $50,000 until February 27, 2004. The differential actually paid or received on interest rate agreements is recognized as an adjustment to interest expense over the life of the swap. Including the impact of the interest rate swap, the weighted average interest rate on the Line for the nine months ended September 30, 2003 was 3.48%. At September 30, 2003, the Company had $800 of variable rate debt outstanding under the Line that was exposed to fluctuations in the market rate of interest.

The definitive extent of the Company’s interest rate risk under the Line is not quantifiable or predictable because of the variability of future interest rates and business financing requirements. If interest rates increased by 100 basis points, the Company’s interest expense for the three months ended September 30, 2003 would have increased by approximately $64, based on the weighted-average amount of variable rate debt outstanding and exposed to fluctuations in the market rate of interest. The Company does not enter into derivative or interest rate transactions for speculative purposes.

The following table presents the aggregate maturities and historical cost amounts of the Company’s GE Capital Corporation fixed rate debt principal and interest rates by maturity dates at September 30, 2003:

Maturity Date	Fixed Rate Debt	Interest Rate

2003	$353	7.375%
2004	1,480	7.375%
2005	1,594	7.375%
2006	1,715	7.375%
2007	1,846	7.375%
Thereafter	58,396	7.375%

	$65,384	7.375%

Item 4 – Controls and Procedures

     (a)  Evaluation of disclosure controls and procedures.

The Company carried out an evaluation with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company’s periodic SEC filings. There has been no change in the Company’s internal control over financial reporting during the quarter ended September 30, 2003 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

     (a)  Exhibits

10.1	Amendment No. 7 dated as of October 10, 2003 to the Second Amended and Restated Agreement of Limited Partnership of WINN Limited Partnership

31.1	Certification of Principal Executive Officer of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

31.2	Certification of Principal Financial Officer of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

32.1	Certification of Robert W. Winston, III, Chief Executive Officer of Winston Hotels, Inc., pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and dated November 12, 2003

32.2	Certification of Joseph V. Green, Chief Financial Officer of Winston Hotels, Inc., pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and dated November 12, 2003

     (b)  Reports on Form 8-K.

The Company filed the following reports on Form 8-K during the quarter ended September 30, 2003:

(1)	The Company filed a current report on Form 8-K dated August 7, 2003, pursuant to Item 12 (Disclosure of Results of Operations and Financial Condition) of Form 8-K. Included in the Form 8-K was the Company’s press release announcing its operating results for the second quarter ended June 30, 2003, attached as Exhibit 99.1.

(2)	The Company filed a current report on Form 8-K dated September 4, 2003, pursuant to Item 5 of Form 8-K. Included in the Form 8-K was the Company’s press release announcing that its joint venture with Charlesbank Capital Partners, LLC had an agreement to acquire the 190-room Best Western Park Place Suites near the Houston Medical Center in Houston, Texas for $10 million. In addition, the press release announced a $2.5 million, non-cash impairment charge that the Company recorded in the third quarter relating to one of its hotels. A copy of the press release was attached as Exhibit 99.1.

(3)	The Company filed a current report on Form 8-K dated September 8, 2003, pursuant to Item 5 of Form 8-K. Included in the Form 8-K was the Fifth Amendment to Second Amended and Restated Syndicated Credit Agreement, which was attached as Exhibit 10.1.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WINSTON HOTELS, INC

Date	November 12, 2003	/s/ Joseph V. Green

Joseph V. Green
President and Chief Financial Officer
(Authorized officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit	Description

10.1	Amendment No. 7 dated as of October 10, 2003 to the Second Amended and Restated Agreement of Limited Partnership of WINN Limited Partnership

31.1	Certification of Principal Executive Officer of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

31.2	Certification of Principal Financial Officer of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

32.1	Certification of Robert W. Winston, III, Chief Executive Officer of Winston Hotels, Inc., pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and dated November 12, 2003

32.2	Certification of Joseph V. Green, Chief Financial Officer of Winston Hotels, Inc., pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and dated November 12, 2003