Form 10-K
period 2003-12-31
WINSTON HOTELS INC
filed 2004-03-12
CIK 920605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

Commission file number 0-23732

WINSTON HOTELS, INC.

(Exact name of registrant as specified in its charter)

North Carolina (State of incorporation)	56-1624289 (I.R.S. Employer Identification Number)

2626 Glenwood Avenue, Suite 200 Raleigh, North Carolina (Address of principal executive offices)	27608 (Zip Code)

(919) 510-6019
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $0.01 par value per share 8.00% Series B Cumulative Preferred Stock, $0.01 par value per share (Title of Class)	New York Stock Exchange New York Stock Exchange (Name of Exchange upon Which Registered)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. ☒

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

     The aggregate market value of the registrant’s Common Stock, $0.01 par value per share, at June 30, 2003, held by those persons deemed by the registrant to be non-affiliates was approximately $154,382,412.

     As of March 1, 2004, there were 26,340,292 shares of the registrant’s Common Stock, $0.01 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Where Incorporated
1. Proxy Statement for Annual Meeting of Shareholders to be held on May 4, 2004	Part III

WINSTON HOTELS, INC.

Form 10-K Annual Report

PART I.

ITEM 1. BUSINESS

General Development of Business

     Winston Hotels, Inc., (the “Company”) headquartered in Raleigh, North Carolina, owns hotel properties and interests in hotel properties through joint ventures, provides loans to the hotel industry, and provides hotel development and asset management services. The Company’s primary source of revenue is room revenue generated from its hotel ownership interests. The Company’s primary growth strategies include improving operations at the hotels in which it holds an ownership interest, acquiring additional hotels or ownership interests in hotels through joint ventures, and providing loans to the hotel industry. The Company conducts substantially all of its operations through its operating partnership, WINN Limited Partnership, (the “Partnership”). The Company operates so as to qualify as a real estate investment trust (“REIT”) for federal income tax purposes.

     During 2003, the Company invested in two additional properties through its joint venture with Charlesbank Capital Partners, LLC. The Company owns an indirect 13.05 percent interest in these hotels. As of December 31, 2003, the Company owned or was invested in 50 hotel properties in 16 states having an aggregate of 7,028 rooms. This included 44 wholly owned properties with an aggregate of 6,170 rooms, a 49 percent ownership in two joint venture hotels with an aggregate of 296 rooms, a 57.65 percent ownership in one joint venture hotel with 157 rooms, and an indirect 13.05 percent ownership interest in three joint venture hotels with an aggregate of 405 rooms. The Company also had issued mezzanine loans to owners of three hotels with an aggregate of 391 rooms. The Company also held a 48.78 percent ownership interest in another joint venture that is currently constructing a 147-room Courtyard by Marriott hotel that is scheduled to open in the third quarter of 2004. The Company does not hold an ownership interest in any of the hotels for which it has provided mezzanine financing. All of the Company’s hotels are operated under franchises from nationally recognized franchisors including Marriott International, Inc., Hilton Hotels Corporation, Six Continents PLC and Choice Hotels International.

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

     Effective July 1, 2002, the Company, through its wholly owned taxable REIT subsidiary, Barclay Hospitality Services Inc. (“Barclay”), acquired the leasehold interests for 45 wholly owned hotels and two joint venture hotels, for total consideration of approximately $19.5 million. During 2003, the Company assumed the leasehold interests for one wholly owned hotel and, along with its joint venture partner, the leasehold interests for one joint venture hotel, at no cost.

     As of December 31, 2003, 43 of the Company’s 44 wholly owned hotels and two of its six joint venture hotels, the Evanston, IL Hilton Garden Inn and the Ponte Vedra, FL Hampton Inn, were operated under leases with Barclay. The other wholly owned hotel, the Secaucus, NJ Holiday Inn, continued to be operated under a lease with a third party lessee. (In March 2004, the Company negotiated the transfer of this lease to Barclay at no cost). One joint venture hotel, the Windsor, CT Hilton Garden Inn, was leased to an entity owned 57.65 percent by Barclay. The remaining three joint venture hotels, the West Des Moines, IA Fairfield Inn & Suites, the Beachwood, OH Courtyard by Marriott, and the Houston, TX Best Western Park Place Suites, did not operate under leases.

     As of December 31, 2003, Alliance Hospitality Management, LLC (“Alliance”) managed 41 of the Company’s 50 hotels, Concord Hospitality Enterprises Company (“Concord”) managed three hotels, Promus Hotels, Inc., an affiliate of Hilton Hotels Corporation (“Hilton”) managed two hotels, and Sage Hospitality Resources, LLC (“Sage”), Prism Hospitality, L.P. (“Prism”), Noble Investment Group, Ltd. (“Noble”) and Prime Hospitality Corp. (“Prime”) each managed one hotel.

     The acquisition of the leasehold interests entitles Barclay to retain the operating profits or losses from the related hotels, which previously accrued to Interstate under the leases and gives the Company (i) more control over the operations of these hotels, (ii) the benefits from any operating margin improvements and risk of any operating margin deterioration at these hotels, and (iii) more flexibility, in that these hotels are no longer encumbered by long term leases with unrelated third parties that are difficult to amend and expensive to terminate. All of the hotels continue to operate under the same franchise affiliations as prior to the acquisition of the leasehold interests.

Follow-on Common Stock Offering

     The Company raised net proceeds of approximately $50.5 million as a result of a follow-on Common Stock offering in which the Company sold an additional 6,037,500 common shares. The follow-on offering was completed in October 2003 with the exercise of the underwriters’ over-allotment option, which included 787,500 common shares of the total 6,037,500 common shares. The Company initially used the net proceeds to pay down its then outstanding balance under its $125 million line of credit, and plans to use the resulting availability under the line to fund the Company’s hotel lending business, to acquire hotels or interests in hotels through joint ventures, and/or for general corporate purposes.

Narrative Description of Business

Growth Strategy

     The Company’s primary growth strategy is designed to enhance shareholder value by increasing cash available for distribution per share of Common Stock through: (i) improving hotel operating results; (ii) acquiring, either directly or through joint ventures, additional hotels, or ownership interests in hotels, that meet the Company’s investment criteria; and (iii) financing activities whereby the Company initiates hotel loans to third party hotel owners.

Improve Hotel Operations

     The Company seeks to increase operating cash flow and profit through aggressive asset management and the strategic investment of capital in its portfolio. The Company works closely with each hotel manager to continually find ways to increase operating results through increasing revenues and decreasing expenses. The Company’s hotel managers are trained in all aspects of hotel operations, including customer service improvement strategies, rate negotiations with corporate and other clients, direct hotel sales and marketing techniques. Additionally, hotel managers seek to take advantage of all available advertising and marketing programs, both national and regional, with the franchisors of the Company’s hotels. The Company maintains strong, strategic relationships with both its franchisors and managers and focuses on selecting the best, most appropriate franchisor and manager for each property. Over the past four years, the Company has spent approximately $27.8 million upgrading and renovating existing wholly owned hotels in order to enhance their competitive position and improve cash flow. This is in addition to approximately $26.8 million spent on repairs and maintenance items during that same period.

Acquisitions

     Among others, the Company intends to acquire additional hotels, or ownership interests in hotels, with strong national franchise affiliations in the “mid-scale without food and beverage”, “upscale”, and “upper upscale” market segments, or hotel properties with the potential to obtain such franchise affiliations. In particular, the Company will consider acquiring mid-scale without food and beverage hotels, such as Hampton Inn, Hampton Inn and Suites, Holiday Inn, and Fairfield Inn by Marriott; upscale hotels such as Hilton Garden Inn, Courtyard by Marriott, Homewood Suites by Hilton, Residence Inn, Spring Hill Suites by Marriott and Staybridge by Holiday Inn; and upper upscale hotels such as full service Marriott, Hilton, Embassy Suites and Sheraton; (see “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Forward Looking Statements”).

     The Company intends to consider investments in hotel properties that meet one or more of the following criteria: (i) properties in locations with relatively high demand for rooms, a relatively low supply of hotel properties and relatively high barriers to entry into the hotel business, such as a scarcity of suitable sites or zoning restrictions; (ii) successful hotels available at favorable prices; (iii) newly developed hotels; (iv) hotels that could benefit from repositioning; (v) hotels that could benefit from substantial rehabilitation; and (vi) hotels that could benefit from new management and additional hotel capital. The Company believes that its relationships with its lessees, managers and franchisors will provide additional potential investment opportunities.

     As the Company acquires hotels, or interests in hotels, the Company also continually evaluates its portfolio and considers selling hotels that no longer meet its long-term investment objectives. The Company sold one hotel in 2001 and four hotels in 2002 for approximately $17.6 million. The Company did not sell any hotels during 2003.

Joint Ventures

     During the fourth quarter of 2002, the Company formed a joint venture (the “Charlesbank Venture”) with Boston-based Charlesbank Capital Partners, LLC (“Charlesbank”). The Charlesbank Venture intends to acquire more than $100 million of hotel assets. Charlesbank is a private investment firm managing capital on behalf of institutional investors. The Company owns 15% of the Charlesbank Venture and Charlesbank owns 85%. The Charlesbank Venture focuses on acquisitions that the partners believe have turnaround or upside potential and can benefit from additional capital and aggressive asset management, which often includes renovating, repositioning, rebranding and/or a change in management. As of December 31, 2003, the Charlesbank Venture had invested in three hotels through a joint venture (“WCC Project Company LLC”) comprised of Concord Hospitality Enterprises Company (“Concord”) and the Charlesbank Venture. The first hotel was a vacant building located in the Beachwood suburb of Cleveland, OH that was converted into a 113-room Courtyard by Marriott in the second quarter of 2003. The second hotel was a 102-room Fairfield Inn & Suites by Marriott located in Des Moines, IA, which was converted from a Wingate Inn during the summer of 2002. The third hotel was a Best Western located in Houston, TX, which was purchased in the fourth quarter of 2003 and is expected to be converted to a Spring Hill Suites by Marriott in the second quarter of 2004. Concord owns a 13% interest in the projects acquired by WCC Project Company LLC, while the Charlesbank Venture owns 87%, so that the Company has an indirect 13.05% ownership interest in WCC Project Company LLC. The total cost of these three hotels is approximately $30 million. The Company earns an asset management fee equal to 0.50% of the total cost of the assets purchased by the Charlesbank Venture.

     Under the terms of the Charlesbank Venture, Charlesbank will provide 85% of the total equity, and the Company will provide the remaining 15% of the total equity committed to each acquisition. Charlesbank will have the option to expand the venture by committing additional equity to future acquisitions after the initial equity is committed. The Company anticipates that the Charlesbank Venture will be able to secure debt financing for approximately 65% of the total cost of hotel assets that are purchased.

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

     In the fourth quarter of 2002, the Company funded a $3,500 mezzanine loan for the purchase and conversion of a historic office building into a 116-room Hampton Inn & Suites hotel in Baltimore, MD’s Inner Harbor (the “Baltimore Hotel”). Subsequently, the Company entered into a joint venture agreement (the “Hall Joint Venture”), with an affiliate of Hall Financial Group, (“Hall”). The Company assigned the $3,500 mezzanine loan to the Hall Joint Venture and retained a 50% interest (or $1,750) in the note through the joint venture. The total cost of the Baltimore Hotel, which opened in the first quarter of 2004, was approximately $13,100, net of historic tax credits of $6,000. The Company owns 50% of the Hall Joint Venture, and Hall owns the remaining 50%.

     In addition to the joint ventures described above, the Company has entered into two joint ventures with Regent Partners, Inc. (“Regent”) and one joint venture with Marsh Landing Investment, L.L.C. (the “Marsh Landing Joint Venture”). As of December 31, 2003, the Company owned a 49% interest in one joint venture with Regent and a 57.65% interest in the other joint venture, each of which owned one hotel. These hotels consist of a Hilton Garden Inn located in Evanston, IL, and a Hilton Garden Inn located in Windsor, CT, having a combined total of 453 rooms. The Company owns a 49% interest in its Marsh Landing Joint Venture, which owns a 118-room Hampton Inn located in Ponte Vedra, FL. Two of our directors, Charles M. Winston and James H. Winston, own the remaining 51% of the joint venture. During 2003 the Company earned asset management fees equal to 1.0% of the total revenues of each of these three joint venture hotels. We continue to seek additional prudent joint venture opportunities where the Company can leverage its hotel asset management and development expertise into attractive investments.

     Pursuant to the provisions of FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), during the third quarter of 2003, the Company consolidated the balance sheet and operations of its Chapel Hill Joint Venture. As of December 31, 2003, the Company has consolidated the balance sheets of the Evanston Joint Venture, the Windsor Joint Venture and the Marsh Landing Joint Venture, and began to consolidate the operations of these three joint ventures on January 1, 2004. Per the provisions of FIN 46, the Company has not consolidated the balance sheet or operations of either the Hall Joint Venture or the Charlesbank joint venture as of December 31, 2003, and does not expect to do so in the future.

Hotel Financing

     As of December 31, 2003, the Company had issued three mezzanine loans. In addition to the Hall mezzanine loan, the Company had two other mezzanine loans outstanding, totaling approximately $3.3 million to third party hotel owners. In February 2004, the Company issued its fourth mezzanine loan in the amount of $2.4 million. The Company plans to continue to expand its hotel lending business in the future. The Company’s lending program is designed to provide loans to the hotel industry, primarily by either originating single loans, or through the purchase of the first loss piece of collateralized mortgage backed securities (“CMBS”) transactions which typically contain multiple hotel properties. However, the Company may also issue whole loans and then potentially sell the senior portion of the loan. The Company’s loan amount is typically 10% to 25% of the project’s all-in cost, ranging from approximately $1 million to approximately $15 million. The Company will primarily provide financing between 60%

and 85% of the lesser of the project’s all-in cost or fair market value. Loans will typically be issued for hotels with between 100 and 450 rooms. We continue to seek additional prudent financing opportunities where the Company can leverage its hotel underwriting and development expertise into attractive investments. The Company expects to use a portion of the $50.5 million in cash proceeds from its follow-on common stock offering in October 2003, a portion of the $12.9 million in net cash proceeds remaining from its Series B Cumulative Preferred Stock offering in February 2004, (see “Recent Developments” below) and possibly a portion of the remaining availability under its $125 million line of credit to provide loans to the hotel industry.

Recent Developments

     In February 2004, the Company sold its 118-room Hampton Inn in Wilmington, NC for net cash proceeds of $3.4 million, resulting in a gain of approximately $0.3 million. The Company also issued its fourth mezzanine loan, totaling $2.4 million, to the owner of the 200-room Sheraton hotel in Atlantic Beach, NC.

     In February 2004, the Charlesbank Venture invested in a fourth hotel through a joint venture with Shelton III Hotel Equity LLC, owned in part by New Castle Hotels LLC (“New Castle”) and the Charlesbank Venture (“WNC Project Company LLC”). This hotel is a Ramada Inn that the partners expect to convert to a Courtyard by Marriott in early 2005. The total cost of the project is expected to be approximately $14 million (including approximately $5 million in renovation costs), approximately $9 million of which is financed through debt. New Castle owns a 13% interest in the project while the Charlesbank Venture owns 87%, so that the Company has an indirect 13.05% ownership interest in WNC Project Company LLC.

     In February 2004, the Company completed the issuance of 3,680,000 shares of its 8.00% Series B Cumulative Preferred Stock. The net proceeds raised totaled approximately $89 million, approximately $76.1 million of which was used to fully redeem the Company’s then outstanding 3,000,000 shares of 9.25% Series A Cumulative Preferred Stock plus accrued dividends. The Company used the remaining proceeds of approximately $12.9 million to pay down its then outstanding balance under its $125 million line of credit, and plans to use the resulting availability under the line to fund the Company’s hotel lending business, to acquire hotels or interests in hotels through joint ventures, and/or for general corporate purposes.

     The costs capitalized as part of the issuance of the Series A Cumulative Preferred Stock in September 1997 totaled approximately $1.7 million as of February 2004 and will be recorded as a reduction in net income (loss) available to common shareholders in the first quarter of 2004.

     In March 2004, the Company purchased its joint venture partner’s ownership interest in both the Evanston, IL Hilton Garden Inn hotel and the Windsor, CT Hilton Garden Inn hotel. Prior to the purchase, Regent Partners, Inc. owned 51 percent of the Evanston hotel and 42.35 percent of the Windsor hotel. The amount paid for Regent’s ownership interest in the Evanston Hilton Garden Inn totaled approximately $6.9 million, and was based on a value of $25.25 million for the sale of the hotel, net of debt assumed of approximately $11.8 million, such assumption being subject to the approval of the lenders under our $125 million line of credit. The amount paid for Regent’s ownership interest in the Windsor Hilton Garden Inn totaled approximately $1.2 million, and was based on a value of $12.25 million for the sale of the hotel, net of debt paid off of approximately $9.3 million. As a result of the purchases, the Company owns 100 percent of the equity in the entities that own the Evanston, IL Hilton Garden Inn and the Windsor, CT Hilton Garden Inn hotels. Prior to the purchase, Barclay leased the Evanston hotel and Windsor Lessee Company LLC leased the Windsor hotel. Barclay will continue to lease the Evanston hotel and, as a result of the purchase, Barclay will assume the lease of the Windsor hotel from Windsor Lessee Company LLC.

     As of December 31, 2003, one wholly owned property, the Secaucus, NJ Holiday Inn, continued to be operated under a long-term lease with Prime. In March 2004, the Company negotiated the transfer of this lease to Barclay at no cost. The Company also expects to receive payment from Prime of approximately $300 as part of the negotiated settlement. The Secaucus, NJ Holiday Inn produced a net loss to Prime of approximately $160 for the year ended December 31, 2003.

Operations and Property Management

     As of December 31, 2003, Alliance managed 41 of the Company’s 50 hotels, Concord managed three hotels, Hilton managed two hotels, and Sage, Prism, and Noble each managed one hotel. One wholly owned property continued to be operated under a long-term lease with Prime. In March 2004, the Company negotiated the transfer of this lease to Barclay at no cost.

     The information below, regarding the hotel managers and third party lessee of the Company’s hotels, is as of December 31, 2003:

     Alliance, a hotel management company, operated 41 of the Company’s hotels.

     Concord, a hotel development and management company, operated a total of 37 hotels in eight states and Canada.

     Hilton, a New York Stock Exchange listed company, is a developer, owner, manager or franchisor of 2,100 hotels, resorts and vacation ownership properties. Its portfolio includes many of the world’s best known and most highly regarded hotel brands, including Hilton, Doubletree, Embassy Suites, Hampton Inn, Homewood Suites by Hilton, Red Lion Hotels & Inns and Conrad International.

     Sage, a hotel management company, operated a total of 96 hotels in 33 states.

     Prism, a hotel management company, operated a total of 40 hotels in 13 states.

     Noble, a hotel development and management company, operated 20 upscale, full service, mid-market and all-suites hotels in six states. Noble holds a 79 percent ownership interest in Alliance.

     Prime, a New York Stock Exchange listed company, owned, operated, managed or franchised over 240 hotels throughout North America. Prime, one of the nation’s premier lodging companies, operates three proprietary brands, Prime Hotels & Resorts (full-service), AmeriSuites (all-suites) and Wellesley Inns & Suites (limited-service). It also owns and/or manages hotels operated under franchise agreements with national hotel chains.

Franchise Agreements

     All of the Company’s hotels operate under franchise licenses from national hotel franchisors including Marriott International, Inc., Hilton Hotels Corporation, Six Continents PLC and Choice Hotels International. The Company anticipates that most of the additional hotel properties in which it invests will be operated under franchise licenses with these same franchisors. Franchisors provide a variety of benefits for franchisees including national advertising, publicity and other marketing programs designed to increase brand awareness, training of personnel, continuous review of quality standards and centralized reservation systems.

     The hotel franchise licenses generally specify certain management, operational, record keeping, accounting, reporting and marketing standards and procedures with which the Company must comply. The franchise licenses obligate the Company to comply with the franchisors’ standards and requirements with respect to training of operational personnel, safety, insurance, the types of services and products ancillary to guest room services that may be provided, display of signs, and the type, quality and age of furniture, fixtures and equipment included in guest rooms, lobbies and other common areas.

     As of December 31, 2003, of the 50 hotels’ franchise licenses, including six joint venture hotels, two expire in 2006, two expire in 2007, four expire in 2008, three expire in 2009, two expire in 2010, three expire in 2011, one expires in 2013, one expires in 2015, two expire in 2016, 13 expire in 2017, nine expire in 2018, one expires in 2020, four expire in 2022, two expire in 2023 and one expires in 2024. The franchise agreements provide for termination at the franchisor’s option upon the occurrence of certain events, including the Company’s failure to pay royalties and fees or perform its other covenants under the franchise agreement, bankruptcy, abandonment of the franchise, commission of a felony, assignment of the franchise without the consent of the franchisor, or failure to comply with applicable law or maintain applicable standards in the operation and condition of the relevant hotel. The franchise agreements will not renew automatically upon expiration. The Company is responsible for making all payments under the franchise agreements to the franchisors. Under the franchise agreements, the Company pays a franchise fee generally between 4% and 5% of room revenues, plus additional fees that amount to between 3% and 4% of room revenues from the hotels.

Competition

     The hotel industry is highly competitive with various participants competing on the basis of price, level of service and geographic location. The Company’s hotels compete with other hotel properties in their geographic markets. Some of the Company’s competitors may have greater marketing and financial resources than the Company and the managers of the Company’s hotels. Several of the Company’s hotels are located in areas in which they may compete with other Company hotels for business. The Company competes for acquisition opportunities with entities that may have greater financial resources than the Company. These entities may generally be able to accept more risk than the Company can prudently manage, including risks with respect to the creditworthiness of a hotel manager.

Employees

     The Company had 14 employees as of March 1, 2004. We believe that our relations with our employees are good.

Environmental Matters

     Under various federal, state and local laws and regulations, an owner or operator of real estate may be liable for the costs of removal or remediation of certain hazardous or toxic substances on such property. Such laws often impose such liability without regard to whether the owner knew of, or was responsible for, the presence of hazardous or toxic substances. Furthermore, a person that arranges for the disposal or transports for disposal or treatment of a hazardous substance at another property may be liable for the costs of removal or remediation of hazardous substances released into the environment at that property. The costs of remediation or removal of such substances may be substantial, and the presence of such substances, or the failure to promptly remedy such substances, may adversely affect the owner’s ability to use or sell such real estate or to borrow using such real estate as collateral. Certain environmental laws and common law principles could be used to impose liability for the release of and exposure to hazardous substances, including asbestos-containing materials (“ACMs”) released into the air, and third parties may seek recovery from owners or operators of real properties for personal injury or property damage associated with exposure to released hazardous substances, including ACMs. In connection with the ownership and operation of its hotels, the Company or the property managers, as the case may be, may be potentially liable for such costs.

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

     During 2002, the Company invested in the Beachwood, OH Courtyard by Marriott hotel, which is currently owned by WCC Project Company LLC. The Company’s current indirect ownership interest in this hotel is 13.05%. Prior to making its initial investment, the Company knew that black mold existed at the hotel and engaged consultants with expertise in black mold remediation and performed extensive research to satisfy itself that the black mold condition could be eradicated through renovation and repair procedures. Following the completion of such remediation procedures, the Company believes that all of the black mold has been removed from this hotel, which opened for business in April 2003. Because black mold is a naturally occurring fungus, the spores of which can be transported by outside air currents, there can be no assurances that black mold will not again enter and grow in this hotel or that it will not be found in the Company’s other hotel properties.

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

Tax Status

     The Company elected to be taxed as a REIT under Sections 856-860 of the Internal Revenue Code of 1986, as amended, effective for its short taxable year ended December 31, 1994. The Company believes that it qualifies for taxation as a REIT, and with certain exceptions, the Company will not be subject to tax at the corporate level on its taxable income that is distributed to the shareholders of the Company. A REIT is subject to a number of organizational and operational requirements, including a requirement that it currently distribute at least 90% of its annual taxable income. Failure to qualify as a REIT will render the Company subject to federal income tax (including any applicable minimum tax) on its taxable income at regular corporate rates and distributions to the shareholders in any such year will not be deductible by the Company. Although the Company does not intend to request a ruling from the Internal Revenue Service (the “Service”) as to its REIT status, the Company, in connection with its February 2004 preferred stock offering, has obtained the opinion of its legal counsel that the Company qualifies as a REIT, which opinion is based on certain assumptions and representations and is not binding on the Service or any court. Even if the Company qualifies for taxation as a REIT, the Company may be subject to certain state and local taxes on its income and properties.

     Under the RMA, the Company may now own up to 100% of one or more taxable REIT subsidiaries (“TRS”). A TRS is a taxable corporation that may lease hotels under certain circumstances, provide services to the Company, and perform activities such as third party management, development, and other independent business activities. Overall, no more than 20% of the value of the Company’s assets may consist of securities of one or more TRSs. In addition, no more than 25% of the Company’s gross income for any year, excluding all TRS revenues, but including any dividends received from TRSs, may consist of dividends from one or more TRSs and other income that is not derived from real estate sources.

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

Seasonality

     The Company’s operations historically have been seasonal in nature, reflecting higher revenue per available room (“RevPAR”) during the second and third quarters. This seasonality can be expected to cause fluctuations in the Company’s quarterly operating profits. To the extent that cash flow from operations is insufficient during any quarter, due to temporary or seasonal fluctuations in revenue, the Company expects to utilize cash on hand or borrowings under the line of credit to make distributions to its equity holders.

Executive Officers of the Company

     The following table lists the executive officers of the Company:

Name	Age	Position
Charles M. Winston	74	Chairman of the Board of Directors
Robert W. Winston, III	42	Chief Executive Officer
Joseph V. Green	53	President, Chief Financial Officer and Secretary
Kenneth R. Crockett	47	Chief Operating Officer
Brent V. West	36	Vice President and Chief Accounting Officer

     Charles M. Winston. Charles Winston has served as Chairman of the Board of Directors since March 15, 1994. Mr. Winston is a native of North Carolina and a graduate of the University of North Carolina at Chapel Hill with an A.B. degree. Mr. Winston has more than 39 years of experience in developing and operating full service restaurants and hotels. Mr. Winston is Robert Winston’s father and brother of James Winston, a director of the Company.

     Robert W. Winston, III. Robert Winston has served as Chief Executive Officer and Director of the Company since March 15, 1994. Mr. Winston served as the Company’s President from March 15, 1994 through January 14, 1999 and from November 9, 2002 through November 4, 2003. Mr. Winston also served as Secretary for the periods from March 1994 through May 1995 and from October 1997 until May 5, 1998. Mr. Winston is a native of North Carolina and a graduate of the University of North Carolina at Chapel Hill with a B.A. degree in economics. Mr. Winston is Charles Winston’s son and nephew of James Winston, a director of the Company.

     Joseph V. Green. Mr. Green has served as President of the Company since November 4, 2003, as Executive Vice President and Chief Financial Officer since May 18, 1999 and as Secretary since November 9, 2002. Mr. Green has also served as Executive Vice President — Acquisitions and Finance from January 1, 1998 through May 18, 1999, after having advised Winston Hospitality, Inc. on matters regarding hotel acquisitions and finance since 1993, including the initial public offering of WHI. Mr. Green is a graduate of East Carolina University, was awarded his J.D. degree from Wake Forest University School of Law and received a Master of Laws in Taxation from Georgetown University.

     Kenneth R. Crockett. Mr. Crockett has served as Chief Operating Officer of the Company since November 4, 2003. Mr. Crockett served as the Company’s Executive Vice President of Development from January 1998 through November 5, 2003 and also served as the Company’s Senior Vice President of Development from September 1995 through January 1998. Mr. Crockett is a graduate of the University of North Carolina at Chapel Hill with a B.S. degree in Business Administration. Prior to joining the Company, Mr. Crockett was an Associate Partner for project development in commercial real estate at Capital Associates, a real estate development firm located in Raleigh, North Carolina.

     Brent V. West. Mr. West was appointed Vice President and Chief Accounting Officer in October 2002. He joined the Company as Vice President and Controller in September 1997 and served as Vice President of Finance and Controller from May 1999 through October 2002. Mr. West began his career with KPMG and prior to joining the Company, held the position of Corporate Controller for Coastal Physician Group, Inc. Mr. West is a CPA and is a graduate of Plattsburgh State University College, Plattsburgh, New York, with a B.S. degree in Accounting.

Available Information

     The Company maintains an Internet site, http://www.winstonhotels.com, which contains additional information concerning the Company. The Company makes available free of charge through its Internet site its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. The Company’s Corporate Governance Guidelines and Code of Business Conduct and Ethics and the charters of the Audit, Compensation and Nominating and Corporate Governance Committees are also available on the Company’s Web site at www.winstonhotels.com, and are available in print to any shareholder upon request in writing to Winston Hotels, Inc., c/o Vice President and Chief Accounting Officer, 2626 Glenwood Avenue, Suite 200, Raleigh, NC 27608. Information on the Company’s Internet site is neither part of nor incorporated into this report on Form 10-K.

ITEM 2. PROPERTIES

     As of December 31, 2003, the Company owned 44 hotels with an aggregate of 6,170 rooms. The following table sets forth, by franchise affiliation, certain unaudited information with respect to our wholly-owned hotels for the years ended December 31, 2003 and 2002.

		2003			2002
	Number of	Room Revenue	Average	Occupancy	Room Revenue	Average	Occupancy
Hotel Name	Rooms	(in thousands)	Daily Rate	Percentage	(in thousands)	Daily Rate	Percentage
Comfort Inns/Suites
Comfort Inn Augusta, GA *		$—	$—	—	$1,157	$59.94	47.8%
Comfort Inn Charleston, SC	128	2,389	71.91	71.1%	2,488	72.60	73.4%
Comfort Inn Chester, VA	122	1,646	58.44	63.2%	1,597	60.02	59.7%
Comfort Inn Clearwater, FL *		—	—	—	572	58.97	60.8%
Comfort Inn Durham, NC	138	2,085	62.50	66.2%	2,147	65.12	65.4%
Comfort Inn Fayetteville, NC	176	3,307	55.88	92.1%	2,668	52.89	78.5%
Comfort Inn Greenville, SC	188	1,094	46.71	33.8%	1,275	50.84	36.2%
Comfort Inn Wilmington, NC	146	1,650	54.93	56.4%	1,651	54.57	56.8%
Comfort Suites Orlando, FL	214	2,454	46.97	66.9%	2,463	52.06	60.6%
Courtyard by Marriotts
Courtyard by Marriott Ann Arbor, MI	160	3,650	95.06	65.8%	4,106	97.48	72.1%
Courtyard by Marriott Houston, TX	197	2,918	84.06	48.3%	3,376	88.03	53.3%
Courtyard by Marriott Wilmington, NC	128	2,332	75.63	66.0%	2,297	74.93	65.6%
Courtyard by Marriott Winston Salem, NC	122	2,275	73.57	69.4%	2,159	74.73	64.8%
Fairfield Inn
Fairfield Inn Ann Arbor, MI	110	1,719	68.97	62.1%	1,823	71.93	63.1%
Hampton Inn/Suites
Hampton Inn & Suites Gwinnett, GA	136	2,557	78.39	65.7%	2,521	80.27	63.3%
Hampton Inn Boone, NC	95	1,860	82.78	64.8%	2,098	83.33	72.6%
Hampton Inn Brunswick, NC	129	2,584	67.72	81.0%	2,573	65.16	84.2%
Hampton Inn Cary, NC	129	1,741	65.29	56.6%	1,914	66.03	61.6%
Hampton Inn Charlotte, NC	125	1,698	69.61	53.5%	1,719	71.12	53.0%
Hampton Inn Chester, VA *		—	—	—	1,095	69.18	68.0%
Hampton Inn Durham, NC	136	2,452	68.73	71.8%	2,621	67.22	78.0%
Hampton Inn Hilton Head, SC	125	1,636	64.34	55.7%	1,667	72.11	50.7%
Hampton Inn Jacksonville, NC	122	2,166	64.14	75.8%	2,047	62.67	73.6%
Hampton Inn Las Vegas, NV	127	2,065	60.84	73.2%	1,718	55.68	66.6%
Hampton Inn Perimeter, GA	131	2,025	73.61	57.5%	2,107	82.13	53.6%
Hampton Inn Raleigh, NC	141	2,188	68.90	61.7%	2,274	71.60	61.7%
Hampton Inn Southern Pines, NC *		—	—	—	1,047	62.77	57.1%
Hampton Inn Southlake, GA	126	2,073	70.30	64.1%	2,216	70.78	68.1%
Hampton Inn Springfield, MA	126	2,832	91.62	67.3%	2,903	91.10	69.8%
Hampton Inn White Plains, NY	156	4,387	107.61	71.6%	4,721	112.17	73.9%
Hampton Inn Wilmington, NC	118	1,723	65.27	61.3%	1,659	66.61	57.8%
Hilton Garden Inn
Hilton Garden Inn Albany, NY	155	4,261	100.57	74.9%	4,269	98.02	77.0%
Hilton Garden Inn Alpharetta, GA	164	2,854	85.40	55.8%	2,768	91.70	50.4%
Hilton Garden Inn Raleigh, NC	155	4,276	104.98	72.0%	4,158	109.39	67.2%
Holiday Inn/Express/Select
Holiday Inn at Tinton Falls, NJ	174	4,395	104.72	67.1%	4,677	104.21	72.1%
Holiday Inn Express Abingdon, VA	81	1,373	68.95	67.4%	1,321	67.67	66.1%
Holiday Inn Express Clearwater, FL	127	1,741	60.17	62.4%	1,750	63.26	59.7%
Holiday Inn Secaucus, NJ	160	4,292	108.47	67.8%	4,941	115.25	73.4%
Holiday Inn Select Garland, TX	242	2,420	63.98	42.8%	2,664	66.59	44.9%
Homewood Suites
Homewood Suites Alpharetta, GA	112	2,362	83.49	69.2%	2,287	84.12	66.5%
Homewood Suites Cary, NC	150	3,071	84.99	69.4%	3,273	100.85	75.2%
Homewood Suites Durham, NC	96	2,377	87.44	77.6%	2,221	88.38	71.7%
Homewood Suites Houston, TX	92	2,548	94.90	80.0%	2,605	92.56	83.8%
Homewood Suites Lake Mary, FL	112	2,541	84.02	74.0%	2,614	96.50	66.3%
Homewood Suites Phoenix, AZ	126	2,265	77.97	63.2%	2,052	81.95	54.5%
Homewood Suites Raleigh, NC	137	3,111	89.63	69.4%	3,039	87.47	69.5%
Quality Suites
Quality Suites Charleston, SC	168	3,745	78.72	77.6%	3,580	77.13	75.7%
Residence Inn
Residence Inn Phoenix, AZ	168	2,746	72.89	61.4%	2,723	74.07	60.0%
Total for 48 Hotels	6,170	$111,884	$76.54	65.0%	$117,621	$78.11	64.1%
* — Denotes hotel sold in 2002.

     In addition to our wholly-owned hotels, we maintain investments in joint ventures that in the aggregate owned six hotels as of December 31, 2003. The following table sets forth certain unaudited information about the hotels owned through joint ventures with third parties for the years ended December 31, 2003 and 2002.

		2003			2002
	Number of	Room Revenue	Average	Occupancy	Room Revenue	Average	Occupancy
Hotel Name	Rooms	(in thousands)	Daily Rate	Percentage	(in thousands)	Daily Rate	Percentage
Courtyard by Marriott Beachwood, OH (1)	113	$2,152	$103.57	75.1%	$—	$—	—
Fairfield Inn & Suites West Des Moines, IA (2)	102	1,665	67.95	65.8%	756	55.54	58.0%
Hampton Inn Ponte Vedra, FL	118	2,759	79.01	81.1%	2,442	78.90	71.9%
Hilton Garden Inn Evanston, IL (3)	178	4,983	111.72	68.6%	4,606	108.70	65.2%
Hilton Garden Inn Windsor, CT (3)	157	3,549	97.51	63.5%	3,728	99.91	65.1%
Best Western Park Place Suites Houston, TX (4)	190	515	62.70	43.0%	—	—	—
Total for 6 Hotels	858	$15,623	$92.22	67.9%	$11,532	$92.82	65.8%

(1)	Denotes hotel opened May 2003.

(2)	Denotes hotel acquired May 2002.

(3)	The Company purchased the remaining equity interests in these hotels in March 2004, thus they are now wholly owned. See “Business — Recent Developments.”

(4)	Denotes hotel acquired September 2003. Expected to operate as a Springhill Suites by Marriott hotel beginning April 2004.

ITEM 3. LEGAL PROCEEDINGS

     The Company currently is not involved in any legal proceedings, other than routine litigation incidental to the Company’s business, nor are any such proceedings known to be contemplated by governmental authorities. Alliance, who managed 41 of the Company’s hotels as of December 31, 2003, has advised the Company that there are no such proceedings known to be contemplated by government authorities, and it currently is not involved in any material pending litigation, other than routine litigation arising in the ordinary course of business, substantially all of which is expected to be covered by liability insurance. None of the other hotel management companies or the third party lessee, have advised the Company that there are any such proceedings known to be contemplated by government authorities, or that they currently are involved in any material pending litigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of the Company’s security holders during the fourth quarter of the fiscal year ended December 31, 2003.

PART II.

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Price of and Dividends on the Registrant’s Common Equity

     The Company’s Common Stock trades on the New York Stock Exchange (“NYSE”) under the symbol “WXH.” As of March 1, 2004, the Company had 1,153 holders of record of its Common Stock. The following table sets forth, for the indicated periods, the high and low closing prices for the Common Stock and the cash distributions declared per share:

	Price Range		Cash Distributions Declared
	High	Low	Per Share
2003
First Quarter	$8.30	$6.62	$0.15
Second Quarter	9.02	6.74	0.15
Third Quarter	9.70	8.42	0.15
Fourth Quarter	10.63	9.52	0.15
2002
First Quarter	$9.70	$7.82	$0.15
Second Quarter	9.76	8.32	0.15
Third Quarter	9.25	7.20	0.15
Fourth Quarter	8.09	6.34	0.15

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

Securities Authorized for Issuance Under Equity Compensation Plans

Equity Compensation Plan Information

The following table sets forth information as of December 31, 2003 with respect to compensation plans under which equity securities of the Company are authorized for issuance. The Company has no such plans that were not approved by security holders.

Number of securities remaining
	Number of securities to be	Weighted average	available for future issuance
	issued upon exercise of	exercise price of	under equity compensation
	outstanding options,	outstanding options,	plans (excluding securities
Plan Category	warrants and rights	warrants and rights	reflected in the first column)
Equity compensation plans approved by security holders (1)	795,000	$11.07	1,128,651

(1)	As of December 31, 2003, 1,128,651 shares of Common Stock remain available for future issuance under the Stock Incentive Plan. See Note 12 to consolidated financial statements.

ITEM 6. SELECTED FINANCIAL DATA

     The following table sets forth selected financial information for the Company that has been derived from the financial statements and notes thereto. This information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the consolidated financial statements and notes thereto included elsewhere in this report.

WINSTON HOTELS, INC.
Selected Historical Financial and Other Data
For the Years Ended December 31, 2003, 2002, 2001, 2000 and 1999
(in thousands, except per share amounts)

	2003	2002	2001	2000	1999
Operating Data: (1)
Total revenue	$128,766	$91,453	$54,653	$61,302	$60,145
Operating income	14,647	3,191	22,580	30,077	29,434
Net income	7,705	902	10,485	15,055	16,901
Net income (loss) available to common shareholders	767	(6,036)	3,547	8,117	9,963
Net income (loss) per common share	0.03	(0.31)	0.21	0.48	0.61
Weighted average number of common shares	21,770	19,308	16,926	16,890	16,467
Distributions per common share	0.60	0.60	0.99	1.12	1.12
Pro forma amounts assuming SAB 101 is applied retroactively:
Net income available to common shareholders					9,846
Net income per common share					0.60
Balance Sheet Data (at end of period) (2):
Cash	$5,623	$1,510	$887	$167	$28
Investment in hotel properties	348,201	321,839	350,087	366,882	388,870
Total assets	387,261	357,442	376,904	394,310	406,071
Total debt	120,484	138,706	170,584	172,672	174,475
Shareholders’ equity	231,934	194,515	184,205	198,716	209,078
Other Data:
Cash provided by (used in):
Operating activities	$25,074	$20,446	$37,854	$39,589	$39,952
Investing activities	(9,841)	5,013	(6,473)	(10,231)	(12,658)
Financing activities	(13,078)	(24,836)	(30,661)	(29,219)	(27,299)
Adjusted Funds From Operations Available to Common Shareholders (3)	21,404	24,019	26,583	31,268	31,793
Cash Available for Distribution (4)	15,674	18,167	20,416	24,922	25,571
Adjusted EBITDA (5)	37,192	42,913	47,331	52,770	52,078

(1)	Due to the acquisition of the leasehold interest for 47 hotels from Interstate effective July 1, 2002, and the assumption of the leasehold interest for two hotels from Intercontinental Group on July 1, 2003, only one of the Company’s wholly owned hotels remained under a long-term lease with a third party as of December 31, 2003, the Secaucus, NJ Holiday Inn. The acquisition price of $17,668 to acquire the leases from Interstate was expensed. As such, there is limited comparability between the annual results for 2003, 2002 and prior years.

(2)	Per the provisions of FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), the Company consolidated the balance sheets of three of its joint ventures as of December 31, 2003. The Company began consolidating the operations of the Chapel Hill joint venture on July 1, 2003. As such, there is limited comparability between the balance sheet data for 2003 and prior years (see Note 4 to consolidated financial statements).

(3)	Funds from operations (“FFO”), as defined by the National Association of Real Estate Investment Trusts (“NAREIT”), is net income (loss) (determined in accordance with generally accepted accounting principles (“GAAP”)), excluding gains (losses) from sales of property, plus depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures (which are calculated to reflect FFO on the same basis). The Company further adjusts FFO by adding lease/management agreement acquisition expense, loss on impairment of asset held for sale, cumulative effect of change in accounting principle, and the change in deferred revenue during the period to eliminate the impact of Staff Accounting Bulletin No. 101 (see Note 2 to the Consolidated Financial Statements), and subtracting income tax benefit. The Company refers to this further adjustment to FFO as “Adjusted Funds From Operations” or “AFFO”. The Company further subtracts preferred share distributions from AFFO to arrive at AFFO Available to Common Shareholders. The calculations of FFO and AFFO may vary from entity to entity and as such the presentation of FFO and AFFO by the Company may not be comparable to other similarly titled measures of other reporting companies. The Company supplementally provides AFFO primarily due to the fact that the acquisition of the Company’s leasehold interests for 47 hotels from Interstate Hotels and Resorts in July 2002 and for two hotels from Intercontinental in July 2003, may not result in a meaningful comparison between the annual results for 2002 and other years. FFO and AFFO are not intended to represent cash flows for the period. FFO and AFFO have not been presented as an alternative to operating income, but as an indicator of operating performance, and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP.

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

(4)	The Company computes Cash Available for Distribution (“CAD”) as AFFO Available to Common Shareholders less capital expenditures. Capital expenditures are calculated as 5% of room revenues in accordance with our percentage leases. CAD is a supplemental industry-wide measure of REIT operating performance that measures a REIT’s ability to generate cash and to distribute dividends to its shareholders. The Company believes CAD (combined with the Company’s primary GAAP presentations) helps improve our equity holders’ ability to understand our operating performance (including our ability to make required distributions to maintain our REIT status (see “Risk Factors; Risks Relating to REIT Status” attached as Exhibit 99.1)). The Company only uses CAD as a supplemental measure of operating performance. The calculation of CAD may vary from entity to entity and as such the presentation of CAD by the Company may not be comparable to other similarly titled measures of other reporting companies. CAD is not intended to represent cash flows for the period. CAD has not been presented as an alternative to operating income, but as an indicator of operating performance, and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles. See reconciliation of AFFO Available to Common Shareholders to CAD below.

(5)	The Company computes adjusted earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”) by adding AFFO, (see footnote 3 above for explanation of reconciliation from net income to AFFO) interest expense (including the Company’s share of interest expense from its joint ventures) and amortization expense. Adjusted EBITDA is a supplemental industry-wide measure of REIT operating performance. The Company believes Adjusted EBITDA (combined with the Company’s primary GAAP presentations) helps improve our equity holders’ ability to understand our operating performance and makes it easier than before to compare the results of one REIT with another. The Company only uses Adjusted EBITDA as a supplemental measure of operating performance. The calculation of Adjusted EBITDA may vary from entity to entity and as such the presentation of Adjusted EBITDA by the Company may not be comparable to other similarly titled measures of other reporting companies. Adjusted EBITDA is not intended to represent cash flows for the period. Adjusted EBITDA has not been presented as an alternative to operating income, but as an indicator of operating performance, and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with generally accepted accounting principles. See reconciliation of net income to Adjusted EBITDA below.

WINSTON HOTELS, INC.
Reconciliation and Calculation of FFO, AFFO, AFFO Available to Common Shareholders and CAD
For the years ended December 31, 2003, 2002, 2001, 2000 and 1999
(in thousands)

	2003	2002	2001	2000	1999
Net income	$7,705	$902	$10,485	$15,055	$16,901
Loss on sale of property	—	764	682	850	239
Minority interest allocation	260	(369)	236	575	951
Minority interest allocation of loss on sale of discontinued operations	—	(46)	—	—	—
Minority interest allocation of earnings (losses) from discontinued operations	(18)	3	36	50	75
Depreciation	17,686	18,868	19,342	19,659	19,171
Depreciation — discontinued operations	192	917	1,450	1,434	1,394
Depreciation from joint ventures	855	801	563	84	—

Funds From Operations (FFO)	$26,680	$21,840	$32,794	$37,707	$38,731
Loss on impairment of asset held for sale	2,583	—	—	—	—
Minority interest allocation — loss on impairment of asset held for sale	(153)	—	—	—	—
Cumulative effect of change in accounting principle	449	—	—	—	—
Minority interest allocation of cumulative effect of change in accounting principle	(21)	—	—	—	—
Deferred revenue	—	(1,226)	727	499	—
Lease/management agreement acquisition expense	1,300	17,668	—	—	—
Income tax benefit	(2,348)	(7,401)	—	—	—
Income tax expense (benefit) from discontinued operations	(148)	76	—	—	—

Adjusted Funds from Operations (AFFO)	$28,342	$30,957	$33,521	$38,206	$38,731
Preferred stock dividend	(6,938)	(6,938)	(6,938)	(6,938)	(6,938)

AFFO Available to Common Shareholders	$21,404	$24,019	$26,583	$31,268	$31,793

AFFO Available to Common Shareholders	$21,404	$24,019	$26,583	$31,268	$31,793
Capital expenditures*	5,512	5,662	5,972	6,326	6,222
Capital expenditures of joint ventures*	218	190	195	20	—

Cash Available for Distribution (CAD)	$15,674	$18,167	$20,416	$24,922	$25,571

* — Capital expenditures are shown as 5% of room revenues, as required under the Company’s percentage leases, and do not represent actual capital expenditures

Capital Expenditures — Actual
Wholly owned hotels	$7,211	$5,254	$8,627	$6,682	$6,033
Joint venture hotels	225	163	30	—	—

Total capital expenditures — actual	$7,436	$5,417	$8,657	$6,682	$6,033

WINSTON HOTELS, INC.
Reconciliation and Calculation of Adjusted EBITDA
For the years ended December 31, 2003, 2002, 2001, 2000 and 1999
(in thousands)

	2003	2002	2001	2000	1999
Net income	$7,705	$902	$10,485	$15,055	$16,901
Loss on sale of property	—	764	682	850	239
Minority interest allocation	260	(369)	236	575	951
Minority interest allocation of loss on sale of discontinued operations	—	(46)	—	—	—
Minority interest allocation of earnings (losses) from discontinued operations	(18)	3	36	50	75
Depreciation	17,686	18,868	19,342	19,659	19,171
Depreciation — discontinued operations	192	917	1,450	1,434	1,394
Depreciation from joint ventures	855	801	563	84	—
Loss on impairment of asset held for sale	2,583	—	—	—	—
Minority interest allocation — loss on impairment of asset held for sale	(153)	—	—	—	—
Cumulative effect of change in accounting principle	449	—	—	—	—
Minority interest allocation of cumulative effect of change in accounting principle	(21)	—	—	—	—
Deferred revenue	—	(1,226)	727	499	—
Lease/management agreement acquisition expense	1,300	17,668	—	—	—
Income tax benefit	(2,348)	(7,401)	—	—	—
Income tax expense (benefit) from discontinued operations	(148)	76	—	—	—
Interest expense	7,257	10,478	12,170	13,491	12,513
Interest expense from joint ventures	583	637	680	140	—
Amortization expense	985	832	951	933	834
Amortization expense from discontinued operations	—	9	9	—	—
Amortization expense from joint ventures	25	—	—	—	—

Adjusted EBITDA	$37,192	$42,913	$47,331	$52,770	$52,078

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS ($ in thousands, except per share amounts)

     Winston Hotels, Inc., (the “Company”) headquartered in Raleigh, North Carolina, owns hotel properties and interests in hotel properties through joint ventures, provides loans to the hotel industry and provides hotel development and asset management services. As of December 31, 2003, the Company owned or was invested in 50 hotel properties in 16 states having an aggregate of 7,028 rooms. This included 44 wholly owned properties with an aggregate of 6,170 rooms, a 49 percent ownership in two joint venture hotels with an aggregate of 296 rooms, a 57.65 percent ownership in one joint venture hotel with 157 rooms, and an indirect 13.05 percent ownership interest in three joint venture hotels with an aggregate of 405 rooms. The Company also had issued mezzanine loans to owners of three hotels with an aggregate of 391 rooms. The Company also held a 48.78 percent ownership interest in another joint venture that is currently constructing a 147-room Courtyard by Marriott hotel that is scheduled to open in the third quarter of 2004. The Company does not hold an ownership interest in any of the hotels for which it has provided mezzanine financing. All of the Company’s hotels are operated under franchises from nationally recognized franchisors including Marriott International, Inc., Hilton Hotels Corporation, Six Continents PLC and Choice Hotels International.

     The Company’s primary source of revenue is room revenue generated from its hotel ownership interests. The Company also generates revenue primarily through food and beverage, telephone, parking, and other hotel sales and interest income from hotel loans. Operating expenses consist of the costs to provide these services as well as corporate general and administrative costs, real and personal property taxes, property and casualty insurance costs, income taxes of our consolidated taxable REIT subsidiary, depreciation, amortization, and other costs. The Company has significant fixed-costs associated with owning and operating hotels, which do not necessarily decrease when circumstances such as market factors cause a reduction in revenue for the property. As a result, changes in RevPAR can result in a greater percentage change in the Company’s earnings and cash flows. The Company seeks to maximize the value of its portfolio through aggressive asset management, by directing the managers of its hotels to reduce operating costs and increase revenues, and by completing selective capital improvements.

     The Company’s primary growth strategies include improving operations at the hotels in which it holds an ownership interest, acquiring additional hotels or ownership interests in hotels through joint ventures, and providing loans to the hotel industry.

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

     Effective July 1, 2002, the Company, through its wholly owned taxable REIT subsidiary, Barclay Hospitality Services Inc. (“Barclay”), acquired the leasehold interests for 47 of its hotels from CapStar Winston Company, L.L.C., a wholly owned subsidiary of MeriStar Hotels & Resorts, Inc. (“MeriStar”). MeriStar has since merged with and become Interstate Hotels & Resorts, Inc. (“Interstate”). The acquisition included leasehold interests for 45 wholly owned hotels and two Joint Venture Hotels. The total consideration of approximately $19.5 million, to acquire the leasehold interests for 47 hotels from Interstate, was based upon a $17 million purchase price for the leasehold interests, adjusted in part for accrued interest and related expenses totaling approximately $0.7 million, and $1.8 million of working capital. The total acquisition cost, net of working capital, of $17.7 million, was expensed in the second quarter of 2002. In addition, a deferred tax benefit of $6.7 million was recognized in the second quarter of 2002, resulting from the timing difference of the $17.7 million payment for financial reporting purposes versus tax purposes.

     Simultaneous with acquiring the leasehold interests from Interstate, Barclay entered into new management contracts with Interstate for 33 of the 47 hotels covered by the leases. These five-year contracts were terminable by Barclay after June 30, 2003 at no cost, subject to certain conditions and limitations. Six of the 47 hotels continued to be managed by Interstate Management and Investment Corporation (“IMIC”). Effective July 1, 2003, the Company terminated its management contracts with Interstate, at no cost. Effective July 1, 2003, the Company also terminated the management agreements with IMIC by paying a termination fee of $1.3 million, which was expensed in the third quarter of 2003. During 2003, the Company also assumed the leasehold interests for one wholly owned hotel and, along with its joint venture partner, the leasehold interests for one joint venture hotel, at no cost. The management of all 41 of these properties, along with most of the hotels’ management personnel and other employees, was transferred to Alliance Hospitality Management, LLC (“Alliance”).

     As of December 31, 2003, 43 of the Company’s 44 wholly owned hotels and two of its six joint venture hotels, the Evanston, IL Hilton Garden Inn and the Ponte Vedra, FL Hampton Inn, were operated under leases with Barclay. One joint venture hotel, the Windsor, CT Hilton Garden Inn, was leased to an entity owned 57.65 percent by Barclay, which represents the same percent ownership of the joint venture by the Company. The remaining three joint venture hotels, the West Des Moines, IA Fairfield Inn & Suites, the Beachwood, OH Courtyard by Marriott, and the Houston, TX Best Western Park Place Suites, did not operate under leases.

     As of December 31, 2003, one wholly owned property, the Secaucus, NJ Holiday Inn, continued to be operated under a long-term lease with Prime. In March 2004, the Company negotiated the transfer of this lease to Barclay at no cost. The Company also expects to receive payment from Prime of approximately $300 as part of the negotiated settlement. The Secaucus, NJ Holiday Inn produced a net loss to Prime of approximately $160 for the year ended December 31, 2003.

     As of December 31, 2003, Alliance managed 41 of the Company’s 50 hotels, Concord Hospitality Enterprises Company (“Concord”) managed three hotels, Promus Hotels, Inc., an affiliate of Hilton Hotels Corporation (“Hilton”) managed two hotels, and Sage Hospitality Resources, LLC (“Sage”), Prism Hospitality, L.P. (“Prism”), Noble Investment Group, Ltd. (“Noble”) and Prime Hospitality Corp. (“Prime”) each managed one hotel.

     The acquisition of the leasehold interests entitles Barclay to retain the operating profits or losses from the related hotels, which previously accrued to Interstate under the leases and gives the Company (i) more control over the operations of these hotels, (ii) the benefits from any operating margin improvements and risk of any operating margin deterioration at these hotels, and (iii) more flexibility, in that these hotels are no longer encumbered by long term leases with unrelated third parties that are difficult to amend and expensive to terminate. All of the hotels continue to operate under the same franchise affiliations as prior to the acquisition of the leasehold interests.

Off-Balance Sheet Arrangements

     The Company’s off-balance sheet arrangements consist primarily of its ownership interest in its joint venture with Charlesbank. For a further discussion of this joint venture, and its effect on the Company’s financial condition, results of operations and cash flow, see “Critical Accounting Policies”, “Recently Issued Accounting Standards” and “Liquidity and Capital Resources”.

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

Accounts and Notes Receivable

     The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its hotel guests, mezzanine loan borrowers, and other borrowers to make required payments. If the financial condition of its hotel guests, mezzanine loan borrowers, or other borrowers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Accounting for Joint Ventures

     As of December 31, 2003 the Company had a 15 percent ownership interest in its Charlesbank joint venture, (which in turn owned an 87 percent ownership interest in its WCC Project Company LLC joint venture), a 49 percent ownership interest in one of its joint ventures with Regent, a 57.65 percent interest in the other joint venture with Regent, a 49 percent ownership interest in its Marsh Landing joint venture, and a 48.78 percent interest in its Chapel Hill joint venture. The WCC Project Company LLC joint venture owned three hotels, and the two Regent joint ventures and the Marsh Landing joint venture each owned one hotel. The Chapel Hill joint venture owned one hotel which is currently under construction and expected to open in the third quarter of 2004.

     Per the provisions of FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), as of December 31, 2003, the Company determined that the Charlesbank joint venture does not have to be consolidated and therefore, the Company used the equity method to recognize its share of net income or loss from this joint venture during 2003 and adjusted the carrying value of its investment accordingly. Accordingly, the joint ventures’ assets, liabilities, and equity are not recorded on the Company’s balance sheet as of December 31, 2003.

     As of December 31, 2003, for three of its joint ventures created prior to January 31, 2003, the Company determined that they are considered to be VIEs and the Company is considered to be the primary beneficiary. These include the two Regent joint ventures and the Marsh Landing joint venture. Therefore, per the provisions of FIN 46, the Company has consolidated the assets and liabilities of these joint ventures into its Consolidated Balance Sheet as of December 31, 2003. Per FIN 46, for these three joint ventures, the Company will not consolidate the results of operations until the first quarter of 2004. The Chapel Hill joint venture was created in August 2003. Therefore, per FIN 46, the Company has consolidated the joint venture’s assets, liabilities, and results of operations beginning with the third quarter 2003.

Accounting for Long-Lived Assets

     The Company evaluates the potential impairment of its individual long-lived assets, principally its wholly owned hotel properties and the hotel properties in which it owns an interest through joint ventures in accordance with FASB No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”. The Company records an impairment charge when it believes an investment in hotels has been impaired, such that the Company’s estimate of future undiscounted cash flows, together with its estimate of an anticipated liquidation amount, would not recover the then current carrying value of the investment in the hotel property, or when the Company classifies a property as “held for sale” and the carrying value exceeds fair market value. The Company considers many factors and makes certain subjective assumptions when making this assessment, including but not limited to, general market and economic conditions, operating results over the past several years, the performance of similar properties in the same market and expected future operating results based on a variety of assumptions. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments, thereby possibly requiring an impairment charge in the future. In addition, if the Company’s assumptions regarding future undiscounted cash flows and anticipated liquidation amounts are incorrect, a future impairment charge may be required. Further, the Company currently owns certain hotels for which the carrying value exceeds current market value. The Company does not believe an impairment charge for these hotels is appropriate since the Company’s forecast of future undiscounted cash flows, including an anticipated liquidation amount, exceeds the current carrying value. However, should the Company approve of a plan to sell these properties, an impairment charge would be required.

Income Taxes

     The Company records a valuation allowance to reduce the deferred tax assets to an amount that it believes is more likely than not to be realized. Because of expected future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, the Company has not recorded a valuation allowance to reduce its deferred tax asset as of December 31, 2003. Should our estimate of future taxable income be less than expected, and/or our tax planning strategy not be carried out as planned, we would record an adjustment to the deferred tax asset in the period such determination was made.

Results of Operations

     Due to the acquisition of the leasehold interests for 47 hotels from Interstate on July 1, 2002, and the assumption of the leasehold interests for two hotels from Intercontinental Group on July 1, 2003, the results of operations for the years ended December 31, 2003, December 31, 2002, and December 31, 2001 do not result in a meaningful comparison. This is due primarily to recording the operating results of the hotels, for which the leasehold interests were acquired, on the Company’s statements of operations beginning in the third quarter of 2002. Accordingly, the Company has supplemented the comparison between years with pro forma information to offer a more meaningful comparison.

     The table below outlines the Company’s wholly owned hotel properties as of December 31, 2001, 2002 and 2003. The Company made no acquisitions of hotels, other than through joint ventures, during the periods presented.

	December 31, 2001		December 31, 2002		December 31, 2003
	Hotels sold	Properties	Hotels sold	Properties	Hotels sold	Properties
	during the	owned at	during the	owned at	during the	owned at
	year	year end	year	year end	year	year end
Type of Hotel Limited-service hotels	1	27	4	23	—	23
Extended-stay hotels	—	10	—	10	—	10
Full-service hotels	—	11	—	11	—	11

Total	1	48	4	44	—	44

Actual Results — Years Ended December 31, 2003, 2002 and 2001

     REVENUE

     Rooms, Food and Beverage and Other Operating Departments Revenue – The increase in hotel revenues from 2001 to 2002, and from 2002 to 2003, is a result of the acquisition of the leasehold interests from Interstate and Intercontinental Group. The operating results of the hotels, for which the leasehold interests were acquired, are reflected on the Company’s consolidated statements of operations beginning July 1, 2002.

     Percentage Lease Revenue – Percentage lease revenue declined from 2001 to 2002 and from 2002 to 2003. This decline is primarily due to the acquisition of the leasehold interests from Interstate on July 1, 2002. 2001 included a full year of percentage lease revenue from all wholly owned hotels. Effective July 1, 2002, the percentage lease revenue for all but two wholly owned hotels was received from Barclay and eliminated in consolidation. Therefore, 2002 included six months of percentage lease revenue for all but two hotels that remained under long term leases with third parties for the entire year. These two hotels included the Secaucus, NJ Holiday Inn and the Las Vegas, NV Hampton Inn. Effective, July 1, 2003, the Company acquired the leasehold interest for the Las Vegas, NV Hampton Inn. Therefore, 2003 included a full year of percentage lease revenue for one hotel and six months of percentage lease revenue for one hotel.

     Interest and Other Income – Interest and other income decreased from $2,166 in 2001 to $1,458 in 2002. The decline is primarily due to a decrease in third party development and purchasing fees related to our Evanston joint venture hotel and Tampa, FL Hilton Garden Inn for which we have provided mezzanine financing. Interest and other income increased from $1,458 in 2002 to $1,560 in 2003. This increase was driven primarily by interest income earned on our mezzanine loan provided for the Baltimore Hampton Inn & Suites for twelve months in 2003 versus one month in 2002.

     EXPENSES

     Rooms, Food and Beverage, Other Operating Departments Expenses – The increase in these hotel expenses from 2001 to 2002, and from 2002 to 2003, is a result of the acquisition of the leasehold interests from Interstate and Intercontinental Group. The operating results of the hotels, for which the leasehold interests were acquired, are reflected on the Company’s consolidated statements of operations beginning July 1, 2002.

     Property Operating Costs, Franchise Costs, Maintenance and Repair Costs and Management Fees – The increase in these hotel expenses from 2001 to 2002, and from 2002 to 2003, is a result of the acquisition of the leasehold interests from Interstate and Intercontinental Group. The operating results of the 47 hotels, for which the leasehold interests were acquired, are reflected on the Company’s consolidated statements of operations beginning July 1, 2002.

     Real Estate Taxes and Property and Casualty Insurance – Real estate taxes and property insurance costs decreased from $6,361 in 2001 to $6,259 in 2002 and to $6,163 in 2003. The declines in both years are due to decreases in property taxes due to successful tax appeals and downward property valuation trends associated with lower revenues, decreases in ground rent expense as a result of lower room revenues at the corresponding hotel, offset by an increase in insurance premiums.

     Percentage Lease Expense – Beginning July 1, 2002, this expense represented the lease expense Barclay, as lessee, paid to third party owners of two joint venture hotels, including the Evanston, IL Hilton Garden Inn and the Ponte Vedra, FL Hampton Inn.

     General and Administrative – General and administrative expense decreased from $5,419 in 2001 to $4,843 in 2002 and increased to $5,922 in 2003. The decrease in 2002 was primarily attributable to lower expenses associated with mezzanine financing, acquisition and development activities. The increase in 2003 was primarily attributable to an increase in legal costs associated with transferring lease and management contracts of our hotels totaling $391, an increase in professional fees of $138, and an increase in payroll costs totaling $521.

     Depreciation and Amortization – Depreciation expense declined $474 from 2001 to 2002 and $1,182 from 2002 to 2003. The decreases in depreciation expense are associated with the sale of one property in 2001 and lower depreciation expense on furniture, fixtures and equipment. Amortization expense remained relatively consistent all three years.

     Interest – Interest expense decreased from $12,170 in 2001 to $10,478 in 2002 and to $7,257 in 2003. This decrease was due to both a decline in weighted average interest rates, from 7.03% in 2001 to 6.85% in 2002 to 5.55% in 2003, as well as a decline in the weighted average outstanding debt balance from $172,022 in 2001 to $152,879 in 2002 to $130,807 in 2003. The weighted average outstanding debt balance decreased primarily due to the sale of 3.162 million shares of common stock in March and April 2002, and the sale of 6.038 million shares of common stock in September and October of 2003. The Company used the net cash proceeds totaling $26,900 and $50,500, respectively, to reduce the then outstanding debt balance.

     Loss on Sale of Property – The Company did not sell any hotels during 2003. The net loss on sales of property in 2002 is reported as loss on sale of discontinued operations – see Discontinued Operations below and Note 15 in Notes to Consolidated Financial Statements. The loss on sale of property in 2001 represents the loss experienced on the sale of the Raleigh, NC Comfort Inn in June 2001.

     Income Tax Benefit – The income tax benefit for 2003 is a result of the net loss experienced by Barclay during 2003. The income tax benefit for 2002 is a result of the cost of acquiring the leases from Interstate, which was expensed for financial reporting purposes and will be amortized over the lives of the leases for tax purposes, and the net loss experienced by Barlcay during 2002.

     Equity in Income of Unconsolidated Joint Ventures – Equity in income of unconsolidated joint ventures increased from $523 in 2001 to $1,172 in 2002 and to $1,193 in 2003. The increase from 2001 to 2002 is primarily due to the Evanston Hilton Garden Inn hotel being open for the entire year during 2002 versus only being open from July through December in 2001. The increase from 2002 to 2003 is due to an increase in earnings from the Evanston and Marsh Landing joint ventures of $255 related to improved hotel operations, an increase in earnings from the Charlesbank joint venture of $57 due to the addition of the Beachwood and Houston Park Place hotels in 2003, offset by a decline in earnings from the Windsor joint venture of $291 due to diminishing operations and acquisition of the lease at that hotel in July 2003. The Windsor joint venture assumed the lease of the Windsor Hilton Garden Inn hotel on July 1, 2003 at no cost. As of December 31, 2003, the Company owned 57.65 percent of the new lessee of the Hilton Garden Inn hotel and Regent Partners, Inc., the Company’s joint venture partner, owned the remaining 42.35 percent. This property incurred a net loss of $327 for the period of July 1, 2003 through December 31, 2003.

     Due to the Company’s adoption of FIN 46, the operations of the Evanston, Marsh Landing and Windsor joint ventures will be consolidated beginning in the first quarter of 2004. The Company will continue to account for the Charlesbank Joint Venture in 2004 as it has in 2003 and 2002, as an unconsolidated joint venture under the equity method of accounting.

     Discontinued Operations – During 2003, the Company classified the Greenville, SC Comfort Inn as “held for sale.” The Company sold the Clearwater, FL Comfort Inn in May 2002, the Southern Pines, NC Hampton Inn in August 2002, the Augusta, GA Comfort Inn in November 2002 and the Chester, VA Hampton Inn in December 2002. The aggregate net loss on these sales and the operating results of all of these properties are shown as discontinued operations for all periods presented.

     Lease/Management Agreement Acquisition – As discussed above, effective July 1, 2003, the Company, through Barclay, terminated its management agreements with IMIC by paying a termination fee of $1.3 million, which was expensed in the third quarter of 2003. Also, as discussed above, effective July 1, 2002, the Company, through Barclay, acquired the leasehold interests for 47 of its hotels from Interstate. The total consideration of approximately $19,500, as determined by the Leasehold Acquisition Agreement, was based upon a $17,000 purchase price for the leasehold interests, adjusted in part for accrued interest and related expenses totaling $668, and approximately $1,800 of working capital. The cost of the acquisition of the leasehold interests, including accrued interest and related expenses, but excluding the working capital acquired, totaled $17,668. This cost represents the cancellation of an executory contract and was expensed in the second quarter of 2002. In addition, a deferred tax benefit of $6,714 was recognized in the second quarter of 2002 resulting from the timing difference of the $17,668 payment for financial reporting purposes versus tax purposes. The net effect of this transaction is a reduction in net income of $10,954, the primary reason for the reduction in net income from 2001 to 2002, and the increase in net income from 2002 to 2003.

     Due to the acquisition of the leasehold interests from Interstate and Intercontinental Group, the results of operations for the year ended December 31, 2003 versus the results of operations for the year ended December 31, 2002, and the results of operations for the year ended December 31, 2002 versus the results of operations for the year ended December 31, 2001, do not result in meaningful comparisons. This is due primarily to recording the operating results of the hotels, for which the leasehold interests were acquired, on the Company’s statements of operations beginning in the third quarter of 2002. Therefore, in an effort to make a more meaningful comparison between periods, in addition to the comparison of actual results of operations for the years ended December 31, 2003, 2002 and 2001, shown below is selected pro forma financial information on a “same store” basis for the years ended December 31, 2003, 2002 and 2001, as if the acquisition of the leasehold interests from Interstate and Intercontinental Group occurred on January 1, 2001. This information is shown for the hotels that were open for the entire periods presented and does not include discontinued operations or the hotel sold during 2001. The pro forma adjustments include the elimination of the transaction to acquire the leasehold interests from Interstate and the percentage lease revenue applicable to the 45 wholly owned hotels for which the leasehold interests were acquired, as well as adjustments to undistributed property operating expenses to remove management company corporate costs, and to make adjustments to management fees to reflect the fee structure per the new management agreements. The unaudited pro forma financial information does not purport to be indicative of what the actual results of operations of the Company would have been had the transaction occurred on the basis assumed above nor are they indicative of results of future operations. The unaudited pro forma financial information is based upon available information and upon assumptions and estimates that management believes are reasonable under the circumstances.

Selected Unaudited Pro Forma Financial Information — Year Ended December 31, 2003, 2002 and 2001 (in thousands)

     For purposes of this pro forma disclosure, all years shown include the 43 wholly owned hotels that were owned during each of the years, plus two hotels owned by joint ventures (the Evanston, IL Hilton Garden Inn owned by the Regent joint venture and the Ponte Vedra, FL Hampton Inn, owned by the Marsh Landing joint venture), for which Barclay was the lessee on July 1, 2003 as a result of the acquisition of the leases from Interstate and Intercontinental Group. This disclosure does not include one wholly owned hotel as of December 31, 2003, the Greenville, SC Comfort Inn, as this hotel was classified as “held for sale” during 2003.

	2003	2002	2001
Revenue:
Rooms	$114,246	$114,580	$116,588
Other hotel revenue	11,383	12,487	12,653
Percentage lease revenue	2,141	2,426	2,811
Interest and other income	1,560	1,458	2,166

Total revenue	129,330	130,951	134,218

Hotel operating expenses:
Rooms	27,008	26,406	25,945
Other hotel operating expenses	8,403	8,704	8,623
Undistributed operating expenses:
Property operating costs	25,103	23,374	22,941
Real estate taxes and property and casualty insurance	6,163	6,259	6,346
Other operating costs	17,711	17,947	17,600
Percentage lease expense	4,610	4,162	2,248
Depreciation and amortization	18,671	19,700	20,195
General and administrative	5,922	4,843	5,419
Lease/management agreement acquisition	1,300	—	—

Total expenses	114,891	111,395	109,317

Proforma operating income	$14,439	$19,556	$24,901

     To help understand the differences between the pro forma information shown above, and the actual operating results of the Company, shown below is a reconciliation of the pro forma operating income to the actual operating income:

	2003	2002	2001
Proforma operating income	$14,439	$19,556	$24,901
Rooms revenue	(1,030)	(59,856)	(116,588)
Other hotel revenue	(14)	(6,283)	(12,653)
Percentage lease revenue	481	26,641	49,676
Rooms expenses	339	13,426	25,945
Other hotel operating expenses	16	4,324	8,623
Property operating costs	302	11,404	22,941
Real estate taxes and property and casualty insurance	—	—	(15)
Other operating costs	114	9,653	17,600
Percentage lease expense	—	1,994	2,248
Depreciation and amortization	—	—	(98)
Lease/management agreement acquisition	—	(17,668)	—

Actual operating income	$14,647	$3,191	$22,580

PRO FORMA REVENUE

     Room Revenue – Room revenue decreased from $116,588 in 2001 to $114,580 in 2002 and to $114,246 in 2003. We believe this was primarily attributable to a weak economy, as well as the addition of new competing hotels in certain of our markets, which resulted in revenue per available room (“RevPAR”) decreasing 3.2% from $53.30 in 2001 to $51.60 in 2002, and 0.7% from $51.60 in 2002 to $51.24 in 2003. Average daily rate for the year declined 3.6% from $82.02 in 2001 to $79.04 in 2002, and 2.2% from $79.04 in 2002 to $77.28 in 2003. Occupancy rates increased slightly from 65.0% in 2001 to 65.3% in 2002, and increased slightly more in 2003 to 66.3%. The decrease in room revenue in 2002 due to a decline in RevPAR was partially offset by an increase of $2,761 in room revenue from the Evanston, IL Hilton Garden Inn hotel that opened in July 2001.

     Other Hotel Revenue – Other hotel revenue consists of food and beverage revenue and other operating departments revenue. Other hotel revenue declined from $12,653 in 2001 to $12,487 in 2002, and to $11,383 in 2003. These decreases are primarily due to the continuing trend of declining telephone revenue as hotel customers rely increasingly more on their own mobile phones and calling cards for telecommunications.

     Percentage Lease Revenue – This balance for each year represents the percentage lease revenue from the Secaucus, NJ Holiday Inn hotel, the Company’s only hotel that remained under a third party lease as of December 31, 2003.

PRO FORMA EXPENSES

     As a percentage of total hotel revenue, hotel operating expenses increased for the year from 58.1% in 2001 to 60.2% in 2002, and to 62.3% in 2003. Total hotel revenue includes rooms and other hotel revenue. Hotel operating expenses include rooms and other operating expenses, as well as undistributed property operating costs and undistributed other operating costs.

     Rooms and Other Hotel Operating Expenses – Rooms and other hotel operating expenses increased from $34,658 in 2001 to $35,110 in 2002, and to $35,411 in 2003. The increase from 2001 to 2002 was driven by a $423 increase in payroll costs in the rooms department. The increase from 2002 to 2003 was driven primarily by a $740 increase in rooms department payroll costs offset by savings in the telephone and food and beverage departments of $301 and a decline in property taxes and insurance of $96.

     Undistributed Property Operating Expenses – Undistributed property operating expenses consist of general and administrative, sales and marketing, energy, repairs and maintenance, franchise fees, management fees and other costs. These costs are collectively shown as property operating costs and other operating costs in the tables above. Undistributed property operating expenses increased from $40,541 in 2001 to $41,321 in 2002, and to $42,814 in 2003. The increase from 2001 to 2002 was primarily comprised of a $857 increase in sales and marketing and a $631 increase in repairs and maintenance attributable to both payroll and operating expenses. These increases were offset by declines of $278, $144 and $265 in general and administrative, utilities and franchise fees, respectively, all related to decreasing occupancy. The increase from 2002 to 2003 was primarily comprised of an increase in repairs and maintenance of $484 due to higher engineer payroll costs, an increase in general and administrative of $165 and an increase in utilities of $420 due to higher occupancy.

     See “Actual Results – Years Ended December 31, 2003, 2002, and 2001” for explanations of changes in pro forma balances for the line items not explained in the pro forma discussion above.

Liquidity and Capital Resources

     The Company finances its operations from operating cash flow, which, during 2003, was principally derived from the net operating cash flows from the operations of its hotels. For the year ended December 31, 2003 and 2002, cash flow provided by operating activities was $25,074 and $20,446, respectively. The increase in cash flow provided by operations is primarily due to the cost to acquire the leasehold interests for 47 hotels from Interstate effective July 1, 2002.

     Under federal income tax law provisions applicable to REITs, the Company is required to distribute at least 90% of its taxable income to maintain its tax status as a REIT. In 2003, the Company declared total distributions of $20,753, $13,815 to its common shareholders and $6,938 to its preferred shareholders. As shown in the table below, based on the Company’s 2003 taxable income, the Company was required to distribute approximately $16,950 to maintain its REIT status.

GAAP net income	$7,705
Plus GAAP net loss on taxable subsidiary included above	4,072

GAAP net income from REIT operations	11,777
Book / tax differences on depreciation and amortization	3,029
Book / tax differences on loss on impairment of asset held for sale	2,583
Other book / tax differences, net	1,444

Taxable income subject to distribution requirement	18,833
Distribution requirement	90%

Taxable income required to be distributed	$16,950

     The Company declared a quarterly common share dividend of $0.15 per share for each quarter during 2003. The Company intends to monitor its dividend policy closely and to act accordingly as earnings dictate. The Company intends to fund cash distributions to shareholders out of cash flow from operating activities. The Company may incur indebtedness to meet its dividend policy or the distribution requirements imposed on the Company under the Internal Revenue Code (including the requirement that a REIT distribute to its shareholders annually at least 90% of its taxable income) to the extent that available capital and cash flow from the Company’s investments are insufficient to make such distributions.

     The Company raised net proceeds of approximately $50.5 million as a result of a follow-on Common Stock offering in which the Company sold an additional 6,037,500 common shares. The follow-on offering was completed in October 2003 with the exercise of the underwriters’ over-allotment option, which included 787,500 common shares of the total 6,037,500 common shares. The Company initially used the net proceeds to pay down its then outstanding balance under its $125 million line of credit, and plans to use the resulting availability under the line of credit to fund the Company’s hotel lending business, to acquire hotels or interests in hotels through joint ventures, and/or for general corporate purposes.

     In February 2004, the Company completed the issuance of 3,680,000 shares of its 8.00% Series B Cumulative Preferred Stock. The net proceeds raised totaled approximately $89 million, approximately $76.1 million of which was used to fully redeem the Company’s then outstanding 3,000,000 shares of 9.25% Series A Cumulative Preferred Stock plus accrued dividends. The Company used the remaining proceeds of approximately $12.9 million to pay down its then outstanding balance under its $125 million line of credit, and plans to use the resulting availability under the line of credit to fund the Company’s hotel lending business, to acquire hotels or interests in hotels through joint ventures, and/or for general corporate purposes.

     The costs capitalized as part of the issuance of the Series A Cumulative Preferred Stock in September 1997 totaled approximately $1.7 million as of February 2004 and will be recorded as a reduction in net income (loss) available to common shareholders in the first quarter of 2004.

     The Company’s net cash used in investing activities during the year ended December 31, 2003 totaled $9,841, consisting of capital expenditures and renovations of hotels totaling $9,062 and investment in joint ventures of $779.

     During 2003, the Company’s Board of Directors authorized management of the Company to sell the Greenville, SC Comfort Inn, which is classified as “held for sale” on the Company’s Consolidated Balance Sheet as of December 31, 2003 in accordance with FASB No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”. The property, which is immediately available for sale, is actively being marketed for sale through a broker. The Company sold four hotels during 2002, including the Clearwater, FL Comfort Inn in May, the Southern Pines, NC Hampton Inn in August, the Augusta, GA Comfort Inn in November and the Chester, VA Comfort Inn in December. The total net proceeds were $13,257. Periodically, the Company considers the sale of certain other hotels that lie outside the Company’s “mid-scale without food and beverage” and “upscale” segment focus and plans to use the proceeds to reduce debt, invest in hotel properties, or provide hotel loans.

Hotel Loans

     In February 2004, the Company issued a $2.4 million mezzanine loan to finance the acquisition of a 200-room Sheraton hotel in Atlantic Beach, NC. The hotel will undergo extensive renovations which are expected to be completed by June 2004. The term of the loan is 5 years, with interest only payments that carry an interest rate based on 60-day LIBOR (with a 2.0% floor) plus 9.00 percent. An additional 2.00 percent per year of the outstanding principal balance accrues until the earlier of prepayment or maturity of the loan. The hotel is owned 100% by an unaffiliated single purpose entity (the “Borrower”). The Company holds collateral equal to 100% of the ownership interest in the Borrower. The Borrower made initial equity investments equal to approximately 18% of the total cost of the hotel, and there are certain default provisions under which the Company may declare the loan immediately due and payable or may step in and take control of the Borrower, including for failure to maintain specified debt coverage ratios.

     In the fourth quarter of 2002, the Company funded a $3,500 mezzanine loan for the purchase and conversion of a historic office building into a 116-room Hampton Inn & Suites hotel in Baltimore, MD’s Inner Harbor (the “Baltimore Hotel”). Subsequently, the Company entered into a joint venture agreement (the “Hall Joint Venture”), with an affiliate of Hall Financial Group, (“Hall”). The Company assigned the $3,500 mezzanine loan to the Hall Joint Venture and retained a 50% interest (or $1,750) in the note through the joint venture. The total cost of the Baltimore Hotel, which opened in the first quarter of 2004, was approximately $13,100, net of historic tax credits of $6,000. The Company owns 50% of the Hall Joint Venture, and Hall owns the remaining 50%. If at any time, (i) the Company and Hall (the “Members”) cannot resolve a disagreement within 30 days after written notice from one Member to the other, or (ii) any Member transfers its interest to an entity that is not considered an affiliate of such Member, then either Member (the non-transferring Member in the case of clause (ii) above), shall have the option to give notice to the other of its intent to buy or sell its interests to the other Member. If this option is exercised, the Member that elects to do so must set forth an all cash price that reflects the net book value of the assets and liabilities of the Hall Joint Venture in its notice to the other Member. Within 10 days after receiving the notice, the Member who receives this notice must then decide whether to buy the interests of the other Member or sell its interests to the other Member. Within 20 days after making the determination of which Member will be the buyer and which Member will be the seller, the Members are obligated to complete the purchase and sale. If the purchasing Member defaults on its obligation to consummate the purchase, then the non-purchasing Member shall have the right to (i) be the purchasing Member under the same terms and conditions as the purchase that failed to close except that the purchase price will be 75% of the previously determined closing price, or (ii) carry on as if the option to purchase or buy had never been exercised.

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

     In 2001 and 2000, the Company made three mezzanine loans totaling $3,516 to third party hotel owners. During 2001, the Company provided $2,186 in mezzanine financing to Noble Investments — Tampa, LLC to develop a Hilton Garden Inn in Tampa, FL (the “Tampa Hotel”). The Company receives monthly interest at annual rates based on 30-day LIBOR plus 8.44% until the earliest of (a) prepayment of the loan, or (b) January 1, 2005. Noble Investments LLC has provided the Company with a guarantee in the amount of $400, due to a deficiency in the debt service coverage ratio required by the mezzanine loan. During 2000, the Company provided $1,080 in mezzanine financing to Noble Investments – Sugarloaf, LLC to develop a Hilton Garden Inn in Atlanta (Sugarloaf), GA (the “Sugarloaf Hotel”). The Company receives monthly interest at annual rates based on 30-day LIBOR plus 7.36% until the earlier of (a) prepayment of the loan or (b) June 30, 2005. Both loans are subject to prepayment penalties during the first three years. When each hotel opened, the Company began to earn interest equal to 2% of gross revenues, 25% of which is paid monthly and the remainder is accrued (“Accrued Interest”). On the earlier of prepayment or the maturity date of each loan, the Company will also receive the greater of the Accrued Interest or, with respect to the Tampa Hotel, 20% of the appreciation in value, and with respect to the Sugarloaf Hotel, 15% of the appreciation in value. In addition to earning interest income, the Company also provided development and purchasing services to Noble during each hotel’s construction stage for additional fee income. The Company co-developed the Sugarloaf Hotel and developed the Tampa Hotel. During 2001 and 2000, these fees totaled $645 and $137, respectively. Both the Tampa Hotel and the Sugarloaf Hotel are owned 100% by unaffiliated single purpose entities (the “Borrowers”). The Company holds collateral equal to 100% of the equity interest in the Borrowers. The Borrowers made initial equity investments equal to 20% of the total cost of the respective hotel, and there are certain default provisions under which the Company may declare the loan immediately due and payable or may step in and take control of the Borrowers, including for failure to maintain specified debt coverage ratios.

Neither borrower is currently in default under either loan. The Atlanta (Sugarloaf) project opened during the second quarter of 2001, and the Tampa project opened during the first quarter of 2002. In 2001, the Company also provided mezzanine financing totaling $250, which represents a participating interest in a $5,478 mezzanine loan to the owner of a 769-room resort hotel in Orlando, FL. This loan was written off as uncollectible in 2002 due to the severe impact on the Orlando area from the terrorist events of September 11, 2001 and the resulting poor economic conditions.

Joint Ventures

     During the third quarter of 2003, the Company entered into a joint venture agreement (the “Chapel Hill Joint Venture”) with Chapel Hill Investments, LLC to develop and own hotel properties. The Chapel Hill Joint Venture is currently developing a Courtyard by Marriott hotel in Chapel Hill, NC, (the “Chapel Hill Courtyard”) which is expected to open in the summer of 2004. The Company currently owns a 48.78 percent interest in the Chapel Hill Joint Venture, while Chapel Hill Investments, LLC owns a 51.22 percent interest. The Company also has provided an additional $1,453 to capitalize the development of the hotel in the form of a preferred membership interest (“Preferred Contribution”). The Company’s Preferred Contribution requires monthly dividends to be paid in cash to the Company during construction of the hotel at an annual yield of 30-day LIBOR plus 5.885 percent, plus an accrued dividend at an annual yield of 8 percent. Once the hotel opens, and until the Preferred Contribution and all dividends payable and accrued thereon are paid in full, the Company’s Preferred Contribution requires a paid monthly dividend to the Company equal to a floating rate equal to 30-day LIBOR plus that percentage that will generate an annual dividend yield of 10 percent. The percentage rate to be added to 30-day LIBOR will not be known until the day the hotel opens. The Company will receive $700 for development services provided during construction, with the margin on such fees being recognized as a reduction in depreciation expense over the life of the project. Chapel Hill Investments, LLC is owned 52 percent by Charles Winston and James Winston, both of whom are directors of the Company, and 48 percent by three unrelated private investors. The Company has consolidated the results of operations and financial position of this joint venture beginning with the third quarter 2003. As a result, the Company’s investment balance in the Chapel Hill Joint Venture of $1,990 and its Preferred Contribution amount of $1,453 at December 31, 2003 have been eliminated in consolidation.

     During the fourth quarter of 2002, the Company formed a joint venture (the “Charlesbank Venture”) with Boston-based Charlesbank Capital Partners, LLC (“Charlesbank”). The Charlesbank Venture intends to acquire more than $100 million of hotel assets. Charlesbank is a private investment firm managing capital on behalf of institutional investors. The Company owns 15% of the Charlesbank Venture and Charlesbank owns 85%. The Charlesbank Venture focuses on acquisitions that the partners believe have turnaround or upside potential and can benefit from additional capital and aggressive asset management, which often includes renovating, repositioning, rebranding and/or a change in management. As of December 31, 2003, the Charlesbank Venture had invested in three hotels to date through a joint venture (“WCC Project Company LLC”) comprised of Concord Hospitality Enterprises Company (“Concord”) and the Charlesbank Venture. The first hotel was a vacant building located in the Beachwood suburb of Cleveland, OH that was converted into a 113-room Courtyard by Marriott in the second quarter of 2003. The second hotel was a 102-room Fairfield Inn & Suites by Marriott located in Des Moines, IA, which was converted from a Wingate Inn during the summer of 2002. The third hotel was a Best Western located in Houston, TX, which was purchased in the fourth quarter of 2003 and is expected to be converted to a Spring Hill Suites by Marriott in the second quarter of 2004. Concord owns a 13% interest in the projects acquired by WCC Project Company LLC, while the Charlesbank Venture owns 87%, so that the Company has an indirect 13.05% ownership interest in WCC Project Company LLC. The total cost of these three hotels is approximately $30 million. The Company earns an asset management fee equal to 0.50% of the total cost of the assets purchased by the Charlesbank Venture.

     At any time following two years after WCC Project Company LLC first acquires each hotel, the Manager (the Charlesbank Venture), by written notice to Concord, may require the sale of any one or more of the hotels to a third party.

     At any time following twelve months after the acquisition of the first hotel, either the Manager or Concord can give the other written notice of their election to buy or sell any one or all of the hotels owned by WCC Project Company LLC at fair market value, as determined under the Limited Liability Company Agreement of WCC Project Company LLC. The purchasing Member must then, within three business days, deposit 5% of the fair market value with a title insurance company. If within twenty days following the deposit the purchasing Member does not wish to proceed, it must notify the non-purchasing Member who shall then have the right to become the purchasing Member under the same terms and conditions. If the purchasing Member defaults on its obligation to consummate the purchase after twenty days of making the deposit, then the non-purchasing Member shall have the right to (i) be the purchasing Member under the same terms and conditions as the purchase that failed to close except that the purchase price will be 85% of the previously determined closing price, (ii) cause each hotel to be terminated and dissolved in accordance with the operating agreement, or (iii) retain the deposit and continue as if the option to purchase or buy had never been exercised. As of December 31, 2003, the Company’s investment in the Charlesbank Venture totaled $1,015. The Company, through the Charlesbank Venture, receives cash distributions of any operating profits from WCC Project Company LLC on a quarterly basis.

     In February 2004, the Charlesbank Venture invested in a fourth hotel through a joint venture with Shelton III Hotel Equity LLC, owned in part by New Castle Hotels LLC (“New Castle”) and the Charlesbank Venture (“WNC Project Company LLC”). This hotel is a Ramada Inn that the partners expect to convert to a Courtyard by Marriott in early 2005. The total cost of the project is expected to be approximately $14,000 (including approximately $5,000 in renovation costs), approximately $9,000 of which is financed through debt. New Castle owns a 13% interest in the project while the Charlesbank Venture owns 87%, so that the Company has an indirect 13.05% ownership interest in WNC Project Company LLC.

     At any time following twelve months after WNC Project Company LLC first acquires each hotel, either the Charlesbank Venture or the Manager (Shelton III Hotel Equity LLC) by written notice to the other Member, may require the sale of any one or more of the hotels to a third party.

     At any time following twelve months after the acquisition of the first hotel, either the Charlesbank Venture or the Manager can give the other written notice of their election to buy or sell any one or all of the hotels owned by WNC Project Company LLC at fair market value, as determined under the Limited Liability Company Agreement of WNC Project Company LLC. The purchasing Member must then, within three business days, deposit 5% of the fair market value with a title insurance company. If within twenty days following the deposit the purchasing Member does not wish to proceed, it must notify the non-purchasing Member who shall then have the right to become the purchasing Member under the same terms and conditions. If the purchasing Member defaults on its obligation to consummate the purchase after twenty days of making the deposit, then the non-purchasing Member shall have the right to (i) be the purchasing Member under the same terms and conditions as the purchase that failed to close except that the purchase price will be 85% of the previously determined closing price, (ii) cause each hotel to be terminated and dissolved in accordance with the operating agreement, or (iii) retain the deposit and continue as if the option to purchase or buy had never been exercised.

     Under the terms of the Charlesbank Venture, Charlesbank will provide 85% of the total equity, and the Company will provide the remaining 15% of the total equity committed to each acquisition. Charlesbank will have the option to expand the venture by committing additional equity to future acquisitions after the initial equity is committed. The Company anticipates that the Charlesbank Venture will be able to secure debt financing for approximately 65% of the total cost of hotel assets that are purchased.

     In 2000, the Company entered into a joint venture agreement with Marsh Landing Investment, LLC (“Marsh”) to jointly develop an $8 million, 118-room Hampton Inn in Ponte Vedra, FL. This hotel opened in December 2000. The Company owns 49% of the joint venture, and Marsh, a company owned by Charles M. Winston and James H. Winston, owns the remaining 51%. Both Charles M. Winston and James H. Winston serve on the Company’s Board of Directors. Marsh currently may offer the Company the right to purchase Marsh’s interest in the joint venture and, if the Company refuses to purchase the interest, Marsh may cause the joint venture to sell the hotel owned by the joint venture to a third party. In addition, at the Company’s option, it has the right to acquire Marsh’s interest in the joint venture (1) at any time after December 2005 or (2) if Marsh fails to sell the hotel following the Company’s rejection of an offer by Marsh to sell it’s interest in the joint venture to the Company. The Company earns an asset management fee equal to 1% of the total revenues earned by the joint venture’s hotel.

     In addition to the joint ventures described above, during 1999 the Company entered into two joint ventures with Regent Partners, Inc. (“Regent”) to jointly develop and own upscale hotel properties. As of December 31, 2003, the Company owned a 49% interest in one joint venture with Regent and a 57.65% interest in the other joint venture, each of which owned an operating hotel. These hotels consisted of a 178-room Hilton Garden Inn located in Evanston, IL, and a 157-room Hilton Garden Inn located in Windsor, CT. During 2003, the Company earned an asset management fee equal to 1% of the total revenues earned by both of the joint ventures’ hotels.

     In March 2004, the Company purchased its joint venture partner’s ownership interest in both the Evanston, IL Hilton Garden Inn hotel and the Windsor, CT Hilton Garden Inn hotel. Prior to the purchase, Regent Partners, Inc. owned 51 percent of the Evanston hotel and 42.35 percent of the Windsor hotel. The amount paid for Regent’s ownership interest in the Evanston Hilton Garden Inn totaled approximately $6,900, and was based on a value of $25,250 for the sale of the hotel, net of debt assumed of approximately $11,800, such assumption being subject to the approval of the lenders under our $125 million line of credit. The amount paid for Regent’s ownership interest in the Windsor Hilton Garden Inn totaled approximately $1,200, and was based on a value of $12,250 for the sale of the hotel, net of debt paid off of approximately $9,300. As a result of these purchases, the Company owns 100 percent of the equity in the entities that own the Evanston, IL Hilton Garden Inn and the Windsor, CT Hilton Garden Inn hotels. Prior to the purchase, Barclay leased the Evanston hotel and Windsor Lessee Company LLC leased the Windsor hotel. Barclay will continue to lease the Evanston hotel and, as a result of the purchase, Barclay will assume the lease of the Windsor hotel from Windsor Lessee Company LLC.

     Effective July 1, 2003, Intercontinental Group, as lessee, defaulted on its obligations under the lease agreement for the Windsor, CT Hilton Garden Inn hotel and the Las Vegas, NV Hampton Inn hotel. At that time, the Windsor Hilton Garden Inn was owned by a joint venture entity, Windsor Hotel Associates, LLC. Prior to its default under the lease, Intercontinental Group owned 15 percent of Windsor Hotel Associates, LLC, the Company owned 49 percent, and Regent owned 36 percent. Subsequent to the default under the lease agreement, Intercontinental Group forfeited its share of ownership, with the result that the Company owned 57.65 percent and Regent owned 42.35 percent of Windsor Hotel Associates, LLC. On July 1, 2003, Windsor Lessee Company LLC assumed the lease of the Windsor Hilton Garden Inn hotel. As of December 31, 2003, Windsor Lessee Company LLC was owned 57.65 percent by the

Company and 42.35 percent by Regent. The Las Vegas, NV Hampton Inn hotel is owned 100 percent by the Company. On July 1, 2003, Barclay assumed the lease of the Las Vegas Hampton Inn.

     During 2003, the Company received cash distributions from its joint ventures totaling $1,863. Under the terms of the joint ventures, the Company has provided property development and purchasing services and will continue to provide ongoing asset management services for additional fee income. Under the terms of the operating agreement for each joint venture, the Company and its joint venture partner must approve all major decisions, including refinancing or selling the respective hotels, making loans, changes in partners’ interests, entering into material contracts, acquiring assets, and approving all operating and capital expenditure budgets. In accordance with the provisions of FASB Interpretation No. 46 (“FIN 46”) Consolidation of Variable Interest Entities, during the third quarter of 2003 the Company consolidated the balance sheet and operations of it’s Chapel Hill Joint Venture. As of December 31, 2003, the Company has consolidated the balance sheets of the Evanston Joint Venture, the Windsor Joint Venture and the Marsh Landing Joint Venture. The operations of these joint ventures will be consolidated beginning with the first quarter of 2004. As of December 31, 2003, the total assets of the consolidated joint ventures were $49,160, total liabilities were $29,074 ($27,706 of which represented long-term debt), and total equity was $20,086. For the years ended December 31, 2003 and 2002, the total revenue of the consolidated joint ventures was $8,662 and $6,256, and total expenses were $6,329 and $3,756, resulting in net income of $2,333 and $2,500, respectively. During the year ended December 31, 2003, the unaudited financial statements of the consolidated joint ventures reflected aggregate cash flow provided by operating activities of $4,612, cash used in investing activities of $1,873, principally for hotel additions, and cash used in financing activities of $637, principally in the form of loan proceeds and capital contributions less distributions to joint venture partners. As of December 31, 2003, the total assets of the unconsolidated joint ventures were $24,642, total liabilities were $15,272 ($13,956 of which represented long-term debt), and total equity was $9,370. The Company’s share of the total assets, liabilities, long-term debt and equity of these unconsolidated joint ventures equated to $3,216, $1,993, $1,821 and $1,223, respectively. For the years ended December 31, 2003 and 2002, the total revenue of the unconsolidated joint ventures was $4,615 and $782, and total expenses were $4,508 and $911, resulting in net income (loss) of $107 and ($129), respectively. During the year ended December 31, 2003, the unaudited financial statements of the unconsolidated joint ventures reflected aggregate cash flow provided by operating activities of $1,400, cash used in investing activities of $13,775, principally for hotel additions, and cash provided by financing activities of $12,472, principally in the form of loan proceeds and capital contributions less distributions to joint venture partners.

     During 2003, the Company spent $7,092 or 6.4% of room revenue, in connection with the renovation of its wholly owned hotels and plans to spend approximately $8,000 during 2004. In connection with the Company’s acquisition of the leasehold interests for 47 of its hotels from Interstate on July 1, 2002, Barclay became the franchisee under the franchise licenses for the respective hotels. As a result of this change, the Company elected to incur additional capital expenditures during 2003 consistent with certain franchisor requirements. These capital expenditures are funded from operating cash flow, and possibly from borrowings under the Company’s $125,000 line of credit (the “Line”), sources that are expected to be adequate to fund such capital requirements. These capital expenditures are in addition to amounts spent on normal repairs and maintenance, which were approximately 6.1% and 5.7% of room revenues in 2003 and 2002, respectively.

     The Company’s net cash used in financing activities during the year ended December 31, 2003 totaled $13,078. This net use of cash was primarily due to the payments made to decrease the outstanding debt balance of the Line by $43,100, payments of distributions to shareholders totaling $19,834 and the payments of distributions to the Partnership’s minority interest totaling $779. This amount also includes principal payments totaling $1,221 related to the Company’s $71,000 fixed rate note. These cash outflows were offset by cash received from the issuance of 6.038 million common shares for net cash proceeds totaling $50,465 and minority interest contributions to consolidated joint ventures totaling $2,100.

     During each quarter in 2003, the Company paid cash dividends per common and preferred share of $0.15 and $0.578125, respectively, equating to $0.60 and $2.31, respectively, on an annual basis. In addition, on an annual basis, the Company expects to have adequate cash flow from operations and from borrowings to fund its expected debt service, capital expenditures, and dividend obligations during 2004.

     The Company’s $125,000, three-year line of credit (the “Line”) bears interest at rates from LIBOR plus 1.75% to 2.50%, based on the Company’s consolidated debt leverage ratio. As of December 31, 2003 the Line was collateralized with 30 of the Company’s hotels, with a net book value of $195,763 as of December 31, 2003. During 2003, the Company reduced the outstanding balance under its line of credit by $43,100, from $72,300 to $29,200. The Company’s articles of incorporation limit its debt to 60% of the cost of its investment in hotel properties, or approximately $284 as of December 31, 2003.

     The Company’s availability under the Line totaled approximately $95,800 as of December 31, 2003. Availability is calculated each quarter on a trailing twelve-month basis based upon certain valuation criteria contained within the Line. The Line requires the Company to maintain certain financial ratios including maximum leverage, minimum interest coverage and minimum fixed charge coverage, as well as certain levels of unsecured and secured debt and tangible net worth, all of which the Company was in compliance with as of December 31, 2003. The failure to comply with any of these covenants would cause a default under our line of credit.

Furthermore, our line of credit provides that any default under, or acceleration of, any of our other debt, any debt of WINN Limited Partnership or any debt of our subsidiaries, including any default under its GECC fixed-rate loan or otherwise, will constitute a default under the Line. Any of these defaults, if not waived, could result in the acceleration of the indebtedness under our line of credit. If this occurs, we may not be able to repay our debt or borrow sufficient funds to refinance it, in which case we would not be able to make distributions to our shareholders.

     The Company had $65,031 in debt at December 31, 2003 that was subject to a fixed interest rate and fixed monthly payments with GE Capital Corporation. This debt, a ten-year loan with a 25-year amortization period, carries an interest rate of 7.375%. All unpaid principal and interest are due on December 1, 2008. The GE Capital loan was collateralized with 14 of the Company’s hotels with a net book value of $111,227 as of December 31, 2003.

     All 44 of the Company’s wholly owned hotels as of December 31, 2003 were pledged as collateral for the Company’s debt securities, 30 against the outstanding balance under the Line and 14 against the outstanding balance under the GE Capital loan.

     On December 18, 2000, the Company completed an interest rate swap on $50,000 of its outstanding variable rate debt under the Line. This transaction effectively replaced the Company’s variable interest rate based on 30-day LIBOR on $50,000 of outstanding debt under the Line with a fixed interest rate of 5.915% until December 18, 2002, at which time the swap matured.

     On January 31, 2003, the Company completed an interest rate swap on $50,000 of its outstanding variable rate debt under the Line. This swap began on March 31, 2003 and matured on February 27, 2004. This transaction effectively replaced the Company’s variable interest rate based on 30-day LIBOR on $50,000 of the Line with a fixed interest rate of 1.505%. The Line’s interest rate spread is currently 1.75%, equaling a fixed rate of 3.255%.

     As of December 31, 2003, the Company’s contractual obligations and commitments (excluding obligations and commitments pursuant to the Company’s unconsolidated joint ventures) were as follows:

		Payments Due by Period
		Less than			More than
Contractural Obligations	Total	1 Year	1 - 3 Years	3 - 5 Years	5 Years
Long-term debt	$65,031	$1,480	$3,308	$60,243	$—
Long-term debt of consolidated JV’s	26,253	9,828	684	790	14,951
Corporate office lease	435	372	63	—	—

Total Contractural Obligations	$91,719	$11,680	$4,055	$61,033	$14,951
Other Commercial Commitments
Line of Credit	$29,200	$29,200	$—	$—	$—

Total Other Commercial Commitments	$29,200	$29,200	$—	$—	$—

     The Company operates in a manner intended to enable it to qualify as a REIT under the Internal Revenue Code. A REIT that distributes at least 90 percent of its taxable income to its shareholders each year and which meets certain other conditions is not taxed on that portion of its taxable income which is distributed to shareholders. Based on our 2003 taxable income to shareholders, we were required to distribute approximately $16,950 in order to maintain our REIT status as described above. We distributed approximately $13,815 to common shareholders and $6,938 to preferred shareholders for the year ended December 31, 2003, which exceeded our required distributions.

     During 2003 the Company signed a construction contract with a builder, to construct a Courtyard by Marriott hotel in Chapel Hill, NC, which will be owned by the Company’s consolidated Chapel Hill joint venture. The contract sum is $7,942 and the construction completion date is expected to be September 2004.

     The Company intends to continue to seek additional mezzanine loan opportunities, as well as other hotel loan opportunities in general, and to acquire and develop additional hotel properties that meet its investment criteria. The Company is continually evaluating such opportunities, as well as other investment opportunities including, but not limited to, the acquisition of assets that require substantial renovation and repositioning within a particular market. It is expected that future hotel loans and acquisitions will be financed, in whole or in part, from borrowings under the Line, additional follow-on offerings, joint venture agreements, the net sale proceeds of hotel properties and/or from the issuance of other debt or equity securities. There can be no assurances that the Company will make any further hotel loans or any investment in additional hotel properties, or that any hotel development will be undertaken, or if commenced, that it will be completed on schedule or on budget. Furthermore, there can be no assurances that the Company will be able to obtain any additional financing.

Recently Issued Accounting Standards

     As of December 31, 2003, the Company participated in five joint venture arrangements to own and develop hotel properties and three mezzanine loans. Historically, the Company has accounted for its unconsolidated joint venture investments on its balance sheet as “Investments in Joint Ventures” and in our statements of operations as “Equity in Income (Loss) of Unconsolidated Joint Ventures” under the equity method of accounting.

     The Financial Accounting Standards Board issued FASB Interpretations No. 46, “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51 (ARB No. 51),” in January 2003, and a further interpretation of FIN 46 in December 2003 (FIN 46-R, and collectively FIN 46). FIN 46 clarifies the application of ARB No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties, referred to as variable interest entities. FIN 46 generally requires consolidation by the party that has a majority of the risk and/or rewards, referred to as the primary beneficiary. FIN 46 applies immediately to variable interest entities created after January 31, 2003, which affects only our Chapel Hill Joint Venture, and to variable interest entities in which an enterprise obtains a variable interest after that date. The Company has implemented FIN 46 as of December 31, 2003 for a variable interest acquired by the Company before February 1, 2003, which affects our remaining joint ventures and mezzanine loans.

     The management of the Company has analyzed the terms and provisions of each of these arrangements, and has determined the following:

Marsh Landing Joint Venture:

     This joint venture is considered to be a VIE and the Company is considered to be the primary beneficiary. Therefore, the Company, which owns a 49 percent interest, has consolidated the balance sheet of the Marsh Landing Joint Venture as of December 31, 2003, and will consolidate the results of operations beginning with the first quarter of 2004. For the year ended December 31, 2003, total revenue of the joint venture was $1,422, total expenses were $785, resulting in a net income of $637. As of December 31, 2003, total assets of the joint venture were $7,293, total liabilities were $4,959, resulting in stockholders’ equity totaling $2,334. The Company’s share of equity of this joint venture totaled $1,144 as of December 31, 2003.

Charlesbank Joint Venture:

     The Company has determined that it is not required to consolidate the Charlesbank joint venture as it is not the primary beneficiary. Therefore, the Company, which owns a 15 percent interest, has accounted for and will continue to account for its investment under the equity method of accounting. For the year ended December 31, 2003, total revenue of the Charlesbank joint venture was $4,615, total expenses were $4,508, resulting in net income of $107. As of December 31, 2003, total assets of the joint venture were $24,642, total liabilities were $15,272, resulting in stockholders’ equity totaling $9,370. The Company’s equity balance exposed to loss as a result of its involvement in this joint venture totaled $1,222 as of December 31, 2003.

Regent Joint Ventures:

     As of December 31, 2003, these two joint ventures owned the Windsor, CT Hilton Garden Inn (the “Windsor Joint Venture”) and the Evanston, IL Hilton Garden Inn (the “Evanston Joint Venture”) (see Note 17 to Notes to Consolidated Financial Statements). These joint ventures are considered to be VIE’s and the Company is considered to be the primary beneficiary. Therefore, the Company, which owned a 57.65 percent interest and a 49 percent interest, respectively, has consolidated the balance sheets of the Windsor Joint Venture and the Evanston Joint Venture as of December 31, 2003, and will consolidate the results of operations beginning with the first quarter of 2004. For the year ended December 31, 2003, total revenue of the Windsor Joint Venture and the Evanston Joint Venture was $1,852 and $3,188, respectively, total expenses were $1,245 and $1,703, respectively, resulting in net income of $607 and $1,485, respectively. As of December 31, 2003, total assets of the joint ventures were $15,649 and $20,259, respectively, total liabilities were $9,614 and $12,402, respectively, resulting in stockholders’ equity totaling $6,035 and $7,857, respectively. The Company’s share of equity of these joint ventures totaled $7,330 as of December 31, 2003.

     As of December 31, 2003, the Company also owned a 57.65% interest in Windsor Lessee Company, LLC, the lessee of the Windsor, CT Hilton Garden Inn. The Company assumed its interest in Windsor Lessee Company, LLC on July 1, 2003 at no cost. This joint venture is considered to be a VIE and the Company is considered to be the primary beneficiary. As of December 31, 2003, the Company consolidated the balance sheet of Windsor Lessee Company, LLC and will consolidate the results of operations beginning with the first quarter of 2004. For the year ended December 31, 2003, total revenue of Windsor Lessee Company, LLC was

$2,193, total expenses were $2,520, resulting in a net loss of $(327). As of December 31, 2003, total assets of Windsor Lessee Company, LLC were $197, total liabilities were $367, resulting in stockholders’ equity totaling $(170).

Chapel Hill Joint Venture:

     This joint venture is considered to be a VIE, the Company is considered to be the primary beneficiary and it was created in August 2003 (after January 31, 2003). Therefore, the Company, which owns a 48.78% interest, has consolidated the joint venture’s results of operations and balance sheet beginning with the third quarter 2003. For the year ended December 31, 2003, total revenue of the joint venture was $6, total expenses were $76, resulting in a net loss of $70. As of December 31, 2003, total assets of the joint venture were $5,762, total liabilities were $1,732, including $154 of long term debt, resulting in stockholders’ equity totaling $4,030. The Company’s share of equity of this joint venture totaled $1,966 and its preferred member interest investment totaled $1,453 as of December 31, 2003 (see Note 3 to consolidated financial statements).

Noble Investment Group Mezzanine Loans:

     In July 2000, the Company provided a $1,080 mezzanine loan for a Hilton Garden Inn in Atlanta, GA and in February 2001 provided a $2,186 mezzanine loan for a Hilton Garden Inn in Tampa, FL. Each of these loans is subordinate to a primary loan for each hotel. Noble Investment Group, Ltd. (“Noble”) provided the remainder of the funding and owns and operates the hotels. These two mezzanine loan arrangements are considered to be variable interests in the entities that own the hotels, both of which are VIEs. However, the Company is not considered to be the primary beneficiary. Therefore, the Company will not consolidate the results of operations of the hotels for which it has provided financing. The Company’s total outstanding loan balance and related interest receivable balance exposed to loss as a result of its involvement in these mezzanine loans totaled $3,266 and $246, respectively, as of December 31, 2003.

Baltimore, MD Hampton Inn & Suites Mezzanine Loan;

     In the fourth quarter of 2002, the Company funded a $3,500 mezzanine loan to an unrelated third party owner for the purchase and conversion of a historic office building into a 116-room Hampton Inn & Suites hotel in Baltimore, MD’s Inner Harbor (the “Baltimore Hotel”). Subsequently, the Company sold 50 percent of the loan to an affiliate of Hall Financial Group at face value, or $1,750. This mezzanine loan is subordinate to a primary loan for the hotel. This mezzanine loan arrangement is considered to be a variable interest in the entity that owns the hotel, which is a VIE. However, the Company is not considered to be the primary beneficiary. Therefore, the Company will not consolidate the results of operations of the hotel for which it has provided financing. The Company’s total outstanding loan balance and related interest receivable balance exposed to loss as a result of its involvement in this mezzanine loan totaled $1,750 and $259, respectively, as of December 31, 2003.

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

Forward Looking Statements

     This report contains certain “forward looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. You can identify these statements by use of words like “guidance”, “project”, “target”, “may”, “will”, “expect”, “anticipate”, “estimate”, “believes”, “continue” or similar expressions. These statements represent the Company’s judgment and are subject to risks and uncertainties that could cause actual operating results to differ materially from those expressed or implied in the forward looking statements, including but not limited to the following risks: changes in general economic conditions, properties held for sale will not sell, financing risks including the inability to obtain financing on favorable terms, if at all, development risks including the risks of construction delays and cost overruns, lower than expected occupancy, average daily rates, and gross operating margins, non-issuance or delay of issuance of governmental permits, zoning restrictions, the increase of development costs in connection with projects that are not pursued to completion, non-payment of hotel loans made to third parties, the failure to make additional hotel loans and investments in non-distressed and distressed hotel assets, the failure to attract joint venture opportunities and other risk factors described in Exhibit 99.1 to this Annual Report on Form 10-K.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK ($in thousands)

     As of December 31, 2003, the Company’s exposure to market risk for a change in interest rates related to its debt outstanding under the Line, its debt from consolidated joint ventures, and its interest receivable from mezzanine loans. Debt outstanding under the Line totaled $29,200 at December 31, 2003. The Line, which expires in December 2004, bears interest generally at rates from 30-day LIBOR plus 1.75% to 30-day LIBOR plus 2.50%, based on the Company’s consolidated debt leverage ratio. The Company’s current interest rate is 30-day LIBOR plus 1.75%. On January 31, 2003, the Company completed an interest rate swap on $50,000 of its outstanding variable rate debt under the Line. This swap began on March 31, 2003 and matured on February 27, 2004. This transaction effectively replaced the Company’s variable interest rate based on 30-day LIBOR on $50,000 of the Line with a fixed interest rate of 1.505%. The Line’s interest rate spread is currently 1.75%, equaling a fixed rate of 3.255%. The differential paid or received on interest rate agreements is recognized as an adjustment to interest expense over the life of the swap. The weighted average interest rate on the Line for 2003 and 2002 was 3.75% and 6.45%, respectively (see Note 7 to the consolidated financial statements). At December 31, 2003, the Company had $0 of variable rate debt outstanding under the Line that was exposed to fluctuations in the market rate of interest.

     The definitive extent of the Company’s interest rate risk under the Line is not quantifiable or predictable because of the variability of future interest rates and business financing requirements. If interest rates increased by 100 basis points, the Company’s annual interest expense would not have increased based on the amount of variable rate debt outstanding and exposed to fluctuations in the market rate of interest at December 31, 2003. The Company does not enter into derivative or interest rate transactions for speculative purposes.

     The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Class	Method
Cash, lease revenue receivable, notes receivable, accounts payable and accrued expenses:	Carrying amount approximates fair value.
Interest rate swap agreement:	Fair value is estimated by obtaining quotes from brokers.
Long-term debt – GE Capital Corporation:	Fair value is estimated based on current rates offered to the Company for debt of the same remaining maturities.
Long-term debt – consolidated joint ventures, due to banks:	Carrying amount approximates fair value.

     The estimated fair values of the Company’s financial instruments are as follows:

	2003		2002
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Liabilities:
Long-term debt – GE Capital Corporation	$65,031	$67,368	$66,406	$66,637
Long-term debt – consolidated joint ventures	26,253	26,253	—	—
Due to banks	29,200	29,200	72,300	72,300
Interest rate swap in a net liability position	33	33	—	—

     The following table presents the aggregate maturities of the Company’s GE Capital Corporation fixed rate debt principal and interest rates by maturity dates at December 31, 2003:

Maturity Date	Fixed Rate Debt	Interest Rate
2004	$1,480	7.375%
2005	1,593	7.375%
2006	1,715	7.375%
2007	1,846	7.375%
2008	58,397	7.375%
Thereafter	—	—

Total	$65,031	7.375%

     The following table presents the aggregate maturities of the Company’s consolidated joint ventures’ variable rate debt principal and interest rates by maturity dates at December 31, 2003:

	Evanston Joint Venture		Windsor Joint Venture		Marsh Landing Joint Venture		Chapel Hill Joint Venture
Maturity	Variable	Interest	Variable	Interest	Variable	Interest	Construction	Interest
Date	Rate Debt	Rate	Rate Debt	Rate	Rate Debt	Rate	Debt	Rate
2004	$229	Libor + 3%	$9,367	Libor + 2.45%	$78	Libor + 3%	$154	Libor + 3.80%
2005	245	Libor + 3%	—	—	84	Libor + 3%	—	—
2006	262	Libor + 3%	—	—	92	Libor + 3%	—	—
2007	281	Libor + 3%	—	—	100	Libor + 3%	—	—
2008	300	Libor + 3%	—	—	109	Libor + 3%	—	—
Thereafter	10,502	Libor + 3%	—	—	4,450	Libor + 3%	—	—

Total	$11,819		$9,367		$4,913		$154

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements required by this Item 8 are filed with this report on Form 10-K immediately following the signature page and are listed in Item 15 of this report on Form 10-K.

ITEM 9.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

ITEM 9A.      CONTROLS AND PROCEDURES

     (a)      Evaluation of disclosure controls and procedures.

     The Company carried out an evaluation with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company’s periodic SEC filings. There has been no change in the Company’s internal control over financial reporting during the quarter ended December 31, 2003 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART III.

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information on the Company’s directors is incorporated by reference from the Company’s Proxy Statement (under the heading “Proposal 1: Election of Directors”) to be filed with respect to the Annual Meeting of Shareholders to be held May 4, 2004. Information on the Company’s executive officers is included under the caption “Executive Officers of the Registrant” on pages 9 and 10 of this report on Form 10-K.

     The Board of Directors has determined that Thomas F. Darden, II is an “audit committee financial expert” as that term is defined in the rules promulgated by the Securities and Exchange Commission pursuant to the Sarbanes-Oxley Act of 2002, and additionally, has determined that Mr. Darden is independent as that term is used in Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act.

     The Company has adopted a Code of Business Conduct and Ethics that applies to the Company’s Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer and has posted the Code of Business Conduct and Ethics on its Web site. The Company intends to satisfy the disclosure requirement under Item 10 of Form 8-K relating to amendments to or waivers from any provision of the Code of Business Conduct and Ethics applicable to the Company’s Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer by posting that information on the Company’s Web site at www.winstonhotels.com.

ITEM 11.      EXECUTIVE COMPENSATION

     This information is incorporated by reference from the Company’s Proxy Statement (under the heading “Executive Compensation”) to be filed with respect to the Annual Meeting of Shareholders to be held May 4, 2004.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The information is incorporated by reference from Item 5 herein and from the Company’s Proxy Statement (under the heading “Share Ownership of Management and Certain Beneficial Owners”) to be filed with respect to the Annual Meeting of Shareholders to be held May 4, 2004.

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     This information is incorporated by reference from the Company’s Proxy Statement (under the heading “Certain Relationships and Related Transactions”) to be filed with respect to the Annual Meeting of Shareholders to be held May 4, 2004.

ITEM 14.      PRINCIPAL ACCOUNTANT FEES AND SERVICES

     This information is incorporated by reference from the Company’s Proxy Statement (under the heading “Principal Accountant Fees and Services”) to be filed with respect to the Annual Meeting of Shareholders to be held May 4, 2004.

PART IV.

ITEM 15.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)      Financial Statements and Schedules. The financial statements and schedules listed below are included in this report.

(b)      Reports on Form 8-K.

The Company filed the following reports on Form 8-K for the quarter ended December 31, 2003:

(1)	The Company filed a current report on Form 8-K dated October 2, 2003, pursuant to Item 5 of Form 8-K. Included in this From 8-K was the Fifth Amendment to the Company’s Second Amended and Restated Syndicated Credit Agreement dated September 8, 2003, attached as Exhibit 10.1.

(2)	The Company filed a current report on Form 8-K dated October 14, 2003, pursuant to Item 5 of Form 8-K. Included in the Form 8-K was the Company’s disclosure that its Board of Directors approved changes to amend the Winston Hotels, Inc. Stock Incentive Plan (As Amended May 1998). These changes were made in connection with changes to the Company’s Executive Deferred Compensation Plan and are described in the Amendments to Winston Hotels, Inc. Stock Incentive Plan, which were attached as Exhibit 4.1. The Amended and Restated Winston Hotels, Inc. Executive Deferred Compensation Plan was attached as Exhibit 4.2.

(3)	The Company furnished a current report on Form 8-K dated November 5, 2003, pursuant to Item 12 of Form 8-K. Included in the Form 8-K was the Company’s press release announcing its operating results for the third quarter ended September 30, 2003, attached as Exhibit 99.1.

Exhibits. The exhibits required by Item 601 of Regulation S-K are listed below. Management contracts or compensatory plans are filed as Exhibits 10.11, 10.12, 10.13, 10.27, 10.28, and 10.29.

Exhibit	Description
3.1	Restated Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q or filed with the Securities and Exchange Commission on August 4, 1999).

3.2	Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 19, 2001).

4.1	Specimen certificate for Common Stock (Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-11 as filed with the Securities and Exchange Commission (Registration No. 33-76602) effective May 25, 1994).

4.2	Specimen certificate for 9.25% Series A Cumulative Preferred Stock (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on September 15, 1997).

4.3	Specimen certificate for 8.00% Series B Cumulative Preferred Stock (Incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form 8-A as filed with the Securities and Exchange Commission on January 30, 2004).

4.4	Form of Articles of Amendment to the Restated Articles of Incorporation Establishing and Fixing the Rights and Preferences of the 8.00% Series B Cumulative Preferred Stock (Incorporated by reference to Exhibit 4.4(b) to the Company’s Registration Statement on Form 8-A as filed with the Securities and Exchange Commission on January 30, 2004).

10.1	Second Amended and Restated Agreement of Limited Partnership of WINN Limited Partnership (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on July 24, 1997).

10.2	Amendment No. 1 dated September 11, 1997, to Second Amended and Restated Agreement of Limited Partnership of WINN Limited Partnership (Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on September 15, 1997).

10.3	Amendment No. 2 dated December 31, 1997, to Second Amended and Restated Agreement of Limited Partnership of WINN Limited Partnership (Incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 27, 1998 and as amended by Form 10-K/A filed with the Securities and Exchange Commission on April 1, 1998).

10.4	Amendment No. 3 dated September 14, 1998, to Second Amended and Restated Agreement of Limited Partnership of WINN Limited Partnership (Incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 17, 2000).

10.5	Amendment No. 4 dated October 1, 1999, to Second Amended and Restated Agreement of Limited Partnership of WINN Limited Partnership (Incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on November 12, 1999).

10.6	Amendment No. 5 dated as of January 1, 2002, to Second Amended and Restated Agreement of Limited Partnership of WINN Limited Partnership (Incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 15, 2002).

10.7	Amendment No. 6 dated as of April 2, 2002, to Second Amended and Restated Agreement of Limited Partnership of WINN Limited Partnership (Incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 14, 2003).

10.8	Amendment No. 7 dated as of October 10, 2003, to Second Amended and Restated Agreement of Limited Partnership of WINN Limited Partnership (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on November 12, 2003).

10.9	Amendment No. 8 dated as of February 24, 2004, to Second Amended and Restated Agreement of Limited Partnership of WINN Limited Partnership.

10.10	Limitation of Future Hotel Ownership and Development Agreement (Incorporated by reference to Exhibit 10.37 to the Company’s Registration Statement on Form S-11 as filed with the Securities and Exchange Commission (Registration No. 33-91230) effective May 11, 1995).

10.11	Winston Hotels, Inc. Stock Incentive Plan as amended May 1998 (Incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-8 as filed with the Securities and Exchange Commission on July 29, 1998 (Registration No. 333-60079)).

10.12	Amendments to Winston Hotels, Inc. Stock Incentive Plan as Amended May 1998 (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on October 14, 2003).

10.13	Amended and Restated Winston Hotels, Inc. Executive Deferred Compensation Plan (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on October 14, 2003).

10.14	Loan Agreement by and between Winston SPE LLC and CMF Capital Company LLC dated November 3, 1998 (Incorporated by reference to Exhibit 10.01 to the Company’s Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on November 16, 1998 and as amended on Form 10-Q/A filed with the Securities and Exchange Commission on February 23, 1999).

10.15	Promissory note dated November 3, 1998 by and between Winston SPE LLC and CMF Capital Company, LLC (Incorporated by reference to Exhibit 10.02 to the Company’s Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on November 16, 1998 and as amended on Form 10-Q/A filed with the Securities and Exchange Commission on February 23, 1999).

10.16	Second Amended and Restated Syndicated Credit Agreement, dated as of December 19, 2001, among Wachovia Bank, N.A., Branch Banking and Trust Company, SouthTrust Bank, N.A., Centura Bank, Winston Hotels, Inc., WINN Limited Partnership and Wachovia Bank, N.A. as Agent (the “Credit Agreement”) (Incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 15, 2002).

10.17	Fifth Amendment to Second Amended and Restated Syndicated Credit Agreement, dated as of September 8, 2003 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on October 2, 2003).

10.18	Amended and Restated Promissory Note, dated as of December 19, 2001, from Winston Hotels, Inc. and WINN Limited Partnership to Wachovia Bank, N.A. for the principal sum of $48,000,000 pursuant to the Credit Agreement (Incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 15, 2002).

10.19	Amended and Restated Promissory Note, dated as of December 19, 2001, from Winston Hotels, Inc. and WINN Limited Partnership to Branch Banking and Trust Company for the principal sum of $40,000,000 pursuant to the Credit Agreement (Incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 15, 2002).

10.20	Amended and Restated Promissory Note, dated as of December 19, 2001, from Winston Hotels, Inc. and WINN Limited Partnership to SouthTrust Bank, N.A. for the principal sum of $22,000,000 pursuant to the Credit Agreement (Incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 15, 2002).

10.21	Amended and Restated Promissory Note, dated as of December 19, 2001, from Winston Hotels, Inc. and WINN Limited Partnership to Centura Bank for the principal sum of $15,000,000 pursuant to the Credit Agreement (Incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 15, 2002).

10.22	Extension Agreement; Second Modification Agreement of Form of Deed of Trust, Assignment of Rents, Security Agreement and Financing Statement used to secure certain obligations under the Credit Agreement (not including certain variations existing in the different states where the properties are located) (Incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 15, 2002).

10.23	Leasehold Acquisition Agreement, dated as of June 28, 2002, by and among Winston Hotels, Inc., CapStar Winston Company, LLC, MeriStar Management Company, LLC, Barclay Hospitality Services Inc. and certain affiliates of the foregoing parties (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on July 15, 2002).

10.24	Termination Agreement between Barclay Hospitality Services Inc. and Interstate Management and Investment Corporation, dated as of July 1, 2003 (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on August 13, 2003).

10.25	Hotel Management Agreement, dated July 1, 2002, by and between Barclay Hospitality Services, Inc. and MeriStar Management Company, L.L.C. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on July 15, 2002).

10.26	Hotel Management Agreement by and between Barclay Hospitality Services, Inc. and Alliance Hospitality Management, LLC, dated as of July 1, 2003 (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on August 13, 2003).

10.27	Employment Agreement, dated January 2, 2003, by and between Robert W. Winston, III and Winston Hotels, Inc. (Incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 14, 2003).

10.28	Employment Agreement, dated January 2, 2003, by and between Kenneth R. Crockett and Winston Hotels, Inc. (Incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 14, 2003).

10.29	Employment Agreement, dated January 2, 2003, by and between Joseph V. Green and Winston Hotels, Inc. (Incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 14, 2003).

21.1	Subsidiaries of the Registrant.

23.1	Consent of Independent Accountants (PricewaterhouseCoopers LLP).

31.1	Section 302 Certification of Chief Executive Officer.

31.2	Section 302 Certification of Chief Financial Officer.

32.1	Section 906 Certification of Chief Executive Officer.

32.2	Section 906 Certification of Chief Financial Officer.

99.1	Risk Factors.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WINSTON HOTELS, INC.
By:	/s/ Robert W. Winston, III
Robert W. Winston, III Chief Executive Officer

Date: March 12, 2004

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Charles M. Winston Charles M. Winston	Chairman of the Board of Directors	March 12, 2004

/s/ Robert W. Winston, III Robert W. Winston, III	Chief Executive Officer and Director (Principal Executive Officer)	March 12, 2004

/s/ Joseph V. Green Joseph V. Green	President and Chief Financial Officer	March 12, 2004

/s/ Brent V. West Brent V. West	Vice President and Chief Accounting Officer	March 12, 2004

/s/ Edwin B. Borden Edwin B. Borden	Director	March 12, 2004

/s/ Thomas F. Darden, II Thomas F. Darden, II	Director	March 12, 2004

/s/ Richard L. Daugherty Richard L. Daugherty	Director	March 12, 2004

/s/ James H. Winston James H. Winston	Director	March 12, 2004

/s/ David C. Sullivan David C. Sullivan	Director	March 12, 2004

Report of Independent Auditors

To the Board of Directors and Shareholders
of Winston Hotels, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a) present fairly, in all material respects, the financial position of Winston Hotels, Inc. and its subsidiaries at December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 15 to the consolidated financial statements, in 2002, the Company adopted Statement of Financial Accounting Standard No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”. As discussed in Note 4 to the consolidated financial statements, in 2003, the Company adopted FASB Interpretation No. 46 (revised December 2003) “Consolidation of Variable Interest Entities”.

PricewaterhouseCoopers LLP

Raleigh, North Carolina
March 10, 2004

WINSTON HOTELS, INC
CONSOLIDATED BALANCE SHEETS
As of December 31, 2003 and 2002
($ in thousands, except per share amounts)

	2003	2002
ASSETS
Investment in hotel properties:
Land	$44,788	$39,348
Buildings and improvements	377,109	345,511
Furniture and equipment	51,323	44,332

Operating properties	473,220	429,191
Less accumulated depreciation	128,540	109,152

	344,680	320,039
Properties under development	3,521	1,800

Net investment in hotel properties	348,201	321,839
Assets held for sale	2,100	—
Corporate FF&E, net	621	735
Cash	5,623	1,510
Accounts receivable	2,505	1,958
Lease revenue receivable	179	—
Notes receivable	5,016	5,016
Investment in joint ventures	1,607	9,117
Deferred expenses, net	2,935	2,954
Prepaid expenses and other assets	8,653	6,988
Deferred tax asset	9,821	7,325

Total assets	$387,261	$357,442

LIABILITIES AND SHAREHOLDERS’ EQUITY
Due to banks	$29,200	$72,300
Long-term debt	91,284	66,406
Accounts payable and accrued expenses	11,484	11,679
Distributions payable	5,870	4,951
Total liabilities	137,838	155,336

Minority interest	17,489	7,591

Commitments and contingencies
Shareholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized, 3,000,000 shares issued and outstanding (liquidation preference of $76,734)	30	30
Common stock, $.01 par value, 50,000,000 shares authorized, 26,270,805 and 20,148,334 shares issued and outstanding	263	201
Additional paid-in capital	307,089	256,720
Accumulated other comprehensive loss	(33)	—
Unearned compensation	(527)	(596)
Distributions in excess of earnings	(74,888)	(61,840)

Total shareholders’ equity	231,934	194,515

Total liabilities and shareholders’ equity	$387,261	$357,442

The accompanying notes are an integral part of the consolidated financial statements.

WINSTON HOTELS, INC
CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended December 31, 2003, 2002 and 2001
(in thousands, except per share amounts)

	2003	2002	2001
Revenue:
Rooms	$113,215	$54,724	$—
Food and beverage	7,201	3,898	—
Other operating departments	4,169	2,306	—
Percentage lease revenue	2,621	29,067	52,487
Interest and other income	1,560	1,458	2,166

Total revenue	128,766	91,453	54,653

Hotel operating expenses:
Rooms	26,670	12,980	—
Food and beverage	5,437	2,873	—
Other operating departments	2,952	1,507	—
Undistributed operating expenses:
Property operating expenses	24,801	11,970	—
Real estate taxes and property and casualty insurance	6,163	6,259	6,361
Franchise costs	8,144	3,895	—
Maintenance and repair	6,774	3,166	—
Management fees	2,675	1,233	—
Percentage lease expense	4,610	2,168	—
General and administrative	5,922	4,843	5,419
Depreciation	17,686	18,868	19,342
Lease/management agreement acquisition	1,300	17,668	—
Amortization	985	832	951

Total operating expenses	114,119	88,262	32,073

Operating income	14,647	3,191	22,580
Interest expense	7,257	10,478	12,170

Income (loss) before loss on sale of properties, allocation to minority interest, allocation to consolidated joint ventures, income taxes, and equity in income of unconsolidated joint ventures	7,390	(7,287)	10,410
Loss on sale of properties	—	—	(682)
Income (loss) allocation to minority interest	260	(369)	236
Loss allocation to consolidated joint ventures	(36)	—	—
Income tax benefit	(2,348)	(7,401)	—
Equity in income of unconsolidated joint ventures	1,193	1,172	523

Income from continuing operations	10,707	1,655	10,015
Discontinued operations:
Income (loss) from discontinued operations	(144)	(35)	470
Loss on sale of discontinued operations	—	(718)	—
Loss on impairment of asset held for sale	(2,430)	—	—

Income before cumulative effect of change in accounting principle	8,133	902	10,485

Cumulative effect of change in accounting principle – net	(428)	—	—

Net income	7,705	902	10,485
Preferred stock distribution	(6,938)	(6,938)	(6,938)

Net income (loss) applicable to common shareholders	$767	$(6,036)	$3,547

Income (loss) per common share:
Basic and diluted:
Income (loss) from continuing operations	$0.17	$(0.27)	$0.18
Income (loss) from discontinued operations	(0.12)	(0.04)	0.03
Loss per common share from cumulative effect of change in accounting principle – net	(0.02)	—	—

Net income (loss) per common share	$0.03	$(0.31)	$0.21

Weighted average number of common shares	21,770	19,308	16,926
Weighted average number of common shares assuming dilution	23,086	19,308	18,239

The accompanying notes are an integral part of the consolidated financial statements.

WINSTON HOTELS, INC
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the years ended December 31, 2003, 2002 and 2001
(in thousands, except per share amounts)

	Preferred Stock		Common Stock		Additional		Distribution	Accumulated Other	Total
					Paid-in	Unearned	in Excess of	Comprehensive	Shareholders'
	Shares	Amount	Shares	Amount	Capital	Compensation	Earnings	Income (Loss)	Equity
Balances at December 31, 2000	3,000	$30	16,897	$169	$229,796	$(771)	$(30,508)	$—	$198,716
Issuance of shares and other	—	—	28	—	313	(198)	—	—	115
Distributions ($0.99 per common share)	—	—	—	—	—	—	(16,756)	—	(16,756)
Distributions ($2.31 per preferred share)	—	—	—	—	—	—	(6,938)	—	(6,938)
Unearned compensation amortization	—	—	—	—	—	427	—	—	427
Comprehensive income (loss):
Net income	—	—	—	—	—	—	10,485	—
Cumulative effect of change in accounting principle	—	—	—	—	—	—	—	(245)
Unrealized gain/loss on derivative instruments	—	—	—	—	—	—	—	(1,599)
Total comprehensive income	—	—	—	—	—	—	—	—	8,641

Balances at December 31, 2001	3,000	30	16,925	169	230,109	(542)	(43,717)	(1,844)	184,205
Issuance of shares and other	—	—	3,224	32	26,611	(555)	—	—	26,088
Distributions ($0.60 per common share)	—	—	—	—	—	—	(12,087)	—	(12,087)
Distributions ($2.31 per preferred share)	—	—	—	—	—	—	(6,938)	—	(6,938)
Unearned compensation amortization	—	—	—	—	—	501	—	—	501
Comprehensive income (loss):
Net income	—	—	—	—	—	—	902	—
Unrealized gain/loss on derivative instruments	—	—	—	—	—	—	—	1,844
Total comprehensive income	—	—	—	—	—	—	—	—	2,746

Balances at December 31, 2002	3,000	30	20,149	201	256,720	(596)	(61,840)	—	194,515
Issuance of shares and other	—	—	6,122	62	50,369	(757)	—	—	49,674
Distributions ($0.60 per common share)	—	—	—	—	—	—	(13,815)	—	(13,815)
Distributions ($2.31 per preferred share)	—	—	—	—	—	—	(6,938)	—	(6,938)
Unearned compensation amortization	—	—	—	—	—	826	—	—	826
Comprehensive income (loss):
Net income	—	—	—	—	—	—	7,705	—
Unrealized gain/loss on derivative instruments	—	—	—	—	—	—	—	(33)
Total comprehensive income									7,672

Balances at December 31, 2003	3,000	$30	26,271	$263	$307,089	$(527)	$(74,888)	$(33)	$231,934

The accompanying notes are an integral part of the consolidated financial statements.

WINSTON HOTELS, INC
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31, 2003, 2002 and 2001
($ in thousands)

	2003	2002	2001
Cash flows from operating activities:
Net income	$7,705	$902	$10,485
Adjustments to reconcile net income to net cash provided by operating activities:
Income (loss) allocation to minority interest	68	(414)	272
Loss allocation to consolidated joint ventures	(36)	—	—
Depreciation	17,878	19,785	20,792
Amortization	985	845	968
Income tax benefit	(2,496)	(7,325)	—
Mezzanine loan loss provision	—	250	—
Loss on sale or impairment of properties	2,583	764	682
Income allocations from joint ventures	(1,193)	(1,172)	(523)
Distributions from joint ventures	1,863	1,331	1,029
Unearned compensation amortization	826	501	427
Cumulative effect of change in accounting principle	449	—	—
Changes in assets and liabilities:
Lease revenue receivable	(179)	4,786	2,341
Accounts receivable	(495)	(1,958)	—
Prepaid expenses and other assets	(1,735)	(1,971)	677
Deferred percentage lease revenue	—	(1,226)	727
Accounts payable and accrued expenses	(1,149)	5,348	(23)

Net cash provided by operating activities	25,074	20,446	37,854

Cash flows from investing activities:
Note receivable	—	(1,750)	(2,436)
Deferred acquisition costs	—	(209)	—
Investment in joint ventures	(779)	(1,103)	21
Refund of deferred acquisition costs	—	—	220
Sale of hotel properties and land parcel	—	13,257	4,308
Proceeds from lawsuit settlement	—	—	850
Investment in hotel properties, net	(9,062)	(5,182)	(9,436)

Net cash provided by (used in) investing activities	(9,841)	5,013	(6,473)

Cash flows from financing activities:
Payment of distributions to minority interest	(779)	(779)	(1,454)
Payment of distributions to shareholders	(19,834)	(18,542)	(25,887)
Proceeds from issuance of common shares, net	50,465	26,897	—
Decrease in long term debt	(1,221)	(1,278)	(1,188)
Net decrease in due to bank	(43,100)	(30,600)	(900)
Minority interest contribution to consolidated joint ventures	2,100	—	—
Fees paid in connection with financing facilities	(709)	(534)	(1,232)

Net cash used in financing activities	(13,078)	(24,836)	(30,661)

Net increase in cash	2,155	623	720
Cash at beginning of year	1,510	887	167
Cash from initial consolidation of joint ventures	1,958	—	—

Cash at end of year	$5,623	$1,510	$887

Supplemental disclosure:
Cash paid for interest	$7,946	$9,860	$13,193

Summary of non-cash investing and financing activities:
Distributions to shareholders declared but not paid	$5,675	$4,756	$4,273
Distributions to minority interest declared but not paid	195	195	195
Interest rate swap adjustment to market value	33	(1,844)	1,844
Adjustment to minority interest due to issuance of common stock and change in other comprehensive loss	791	538	115
Deferred equity compensation	757	555	198

The accompanying notes are an integral part of the consolidated financial statements.

WINSTON HOTELS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands, except per share amounts)

1.      Organization:

     Winston Hotels, Inc., (the “Company”) headquartered in Raleigh, North Carolina, owns hotel properties and interests in hotel properties through joint ventures, provides loans to the hotel industry and provides hotel development and asset management services. The Company’s primary source of revenue is room revenue generated from its hotel ownership interests. The Company’s primary growth strategies include improving operations at the hotels in which it holds an ownership interest, acquiring additional hotels or ownership interests in hotels through joint ventures, and providing loans to the hotel industry.

     The Company operates so as to qualify as a real estate investment trust (“REIT”) for federal income tax purposes. During 1994, the Company completed an initial public offering of its common stock (“Common Stock”), utilizing the majority of the proceeds to acquire one hotel and a general partnership interest (as the sole general partner) in WINN Limited Partnership (the “Partnership”). The Partnership used a substantial portion of the proceeds to acquire nine additional hotel properties. These ten hotels were acquired from affiliates of the Company. The Company and the Partnership (collectively the “Company”) began operations as a REIT on June 2, 1994. As of December 31, 2003, the Company’s ownership in the Partnership was 95.29%.

     As of December 31, 2003, the Company owned or was invested in 50 hotel properties in 16 states having an aggregate of 7,028 rooms. This included 44 wholly owned properties with an aggregate of 6,170 rooms, a 49 percent ownership in two joint venture hotels with an aggregate of 296 rooms, a 57.65 percent ownership in one joint venture hotel with 157 rooms, and an indirect 13.05 percent ownership interest in three joint venture hotels with an aggregate of 405 rooms. The Company also has issued mezzanine loans to owners of three hotels with an aggregate of 391 rooms. The Company also held a 48.78 percent ownership interest in another joint venture that is currently constructing a 147-room Courtyard by Marriott hotel that is scheduled to open in the third quarter of 2004. The Company does not hold an ownership interest in any of the hotels for which it has provided mezzanine financing. All of the Company’s hotels are operated under franchises from nationally recognized franchisors including Marriott International, Inc., Hilton Hotels Corporation, Six Continents PLC and Choice Hotels International.

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

     Effective July 1, 2002, the Company, through its wholly owned taxable REIT subsidiary, Barclay Hospitality Services, Inc. (“Barclay”), acquired the leasehold interests for 47 of its hotels from CapStar Winston Company, L.L.C., a wholly owned subsidiary of MeriStar Hotels & Resorts, Inc. (“MeriStar”). MeriStar has since merged with and become Interstate Hotels & Resorts, Inc. (“Interstate”). The acquisition included leasehold interests for 45 wholly owned hotels and two Joint Venture Hotels. The total consideration of approximately $19.5 million, to acquire the leasehold interests for 47 hotels from Interstate, was based upon a $17 million purchase price for the leasehold interests, adjusted in part for accrued interest and related expenses totaling approximately $0.7 million, and $1.8 million of working capital. The total acquisition cost, net of working capital, of $17.7 million, was expensed in the second quarter of 2002. In addition, a deferred tax benefit of $6.7 million was recognized in the second quarter of 2002, resulting from the timing difference of the $17.7 million payment for financial reporting purposes versus tax purposes.

     Simultaneous with acquiring the leasehold interests from Interstate, Barclay entered into new management contracts with Interstate for 33 of the 47 hotels covered by the leases. These five-year contracts were terminable by Barclay after June 30, 2003 at no cost, subject to certain conditions and limitations. Six of the 47 hotels continued to be managed by Interstate Management and Investment Corporation (“IMIC”). Effective July 1, 2003, the Company terminated its management contracts with Interstate, at no cost. Effective July 1, 2003, the Company also terminated the management agreements with IMIC by paying a termination fee of $1.3 million, which was expensed in the third quarter of 2003. During 2003, the Company also assumed the leasehold interests for one wholly owned hotel and, along with its joint venture partner, the leasehold interests for one joint venture hotel, at no cost. The management of all 41 of these properties, along with most of the hotels’ management personnel and other employees, was transferred to Alliance Hospitality Management, LLC, (“Alliance”).

     As of December 31, 2003, 43 of the Company’s 44 wholly owned hotels and two of its six joint venture hotels, the Evanston, IL Hilton Garden Inn and the Ponte Vedra, FL Hampton Inn, were operated under leases with Barclay. One joint venture hotel, the

Windsor, CT Hilton Garden Inn, was leased to an entity owned 57.65 percent by Barclay, which represents the same percent ownership of the joint venture by the Company. The remaining three joint venture hotels, the West Des Moines, IA Fairfield Inn & Suites, the Beachwood, OH Courtyard by Marriott, and the Houston, TX Best Western Park Place Suites, did not operate under leases.

     As of December 31, 2003, one wholly owned property, the Secaucus, NJ Holiday Inn, continued to be operated under a long-term lease with Prime. In March 2004, the Company negotiated the transfer of this lease to Barclay at no cost. The Company also expects to receive payment from Prime of approximately $300 as part of the negotiated settlement. The Secaucus, NJ Holiday Inn produced a net loss to Prime of approximately $160 for the year ended December 31, 2003.

     As of December 31, 2003, Alliance managed 41 of the Company’s 50 hotels, Concord Hospitality Enterprises Company (“Concord”) managed three hotels, Promus Hotels, Inc., an affiliate of Hilton Hotels Corporation (“Hilton”) managed two hotels, and Sage Hospitality Resources, LLC (“Sage”), Prism Hospitality, L.P. (“Prism”), Noble Investment Group, Ltd. (“Noble”) and Prime Hospitality Corp. (“Prime”) each managed one hotel.

     The acquisition of the leasehold interests entitles Barclay to retain the operating profits or losses from the related hotels, which previously accrued to Interstate under the leases and gives the Company (i) more control over the operations of these hotels, (ii) the benefits from any operating margin improvements and risk of any operating margin deterioration at these hotels, and (iii) more flexibility, in that these hotels are no longer encumbered by long term leases with unrelated third parties that are difficult to amend and expensive to terminate. All of the hotels continue to operate under the same franchise affiliations as prior to the acquisition of the leasehold interests.

2.      Summary of Significant Accounting Policies:

     Principles of Consolidation. The consolidated financial statements include the accounts of Winston Hotels, Inc., the Partnership, Barclay and three joint ventures which were consolidated as of December 31, 2003 in accordance with the provision of FASB Interpretation No. 46 (revised December 2003) “Consolidation of Variable Interest Entities”. The consolidated financial statements also include the Chapel Hill joint venture that the Company began consolidating in the third quarter of 2003. All significant inter-company balances and transactions have been eliminated.

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

     The Company evaluates long-lived assets for potential impairment in accordance with FASB No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” by analyzing the operating results, trends and prospects for the Company and considering any other events and circumstances that might indicate potential impairment.

     Investment in Joint Venture Properties. Investment in joint venture properties consists of the Company’s direct cash or land contributions to unconsolidated joint ventures, plus capitalized internal costs of services provided by the Company during the development stage, plus the Company’s share of net income (loss), less distributions received. These internal costs are capitalized at the same percentage as the Company’s ownership interest. The Company uses the equity method to recognize its share of net income or loss of the unconsolidated joint venture it has invested in (see Note 3).

     Revenue Recognition and Impact of SAB 101. Room revenue is recognized at the time of rental. Staff Accounting Bulletin No. 101 (“SAB 101”) was issued by the Securities and Exchange Commission in December 1999 and adopted by the Company effective January 1, 2000. SAB 101 requires that a lessor not recognize contingent rental income until the lessee has achieved annual specified hurdles. As of December 31, 2003 and 2002, one and two of the Company’s wholly owned hotels were leased to third party lessees, respectively. SAB 101 has no impact on the Company’s interim or annual cash flow from its third party lessees, and therefore, on its ability to pay dividends.

     Derivative Financial Instruments. The Company recognizes all derivative financial instruments as assets and liabilities and measures them at fair value. For derivative financial instruments that are designated and qualify as a cash flow hedge, the effective portions of changes in fair value of the derivative are recorded in accumulated other comprehensive income and are recognized in the income statement when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized currently in earnings. Changes in the fair value of derivatives that do not qualify for hedge treatment are recognized currently in earnings (see Note 9 Derivative Instruments).

     Deferred Expenses. Included in deferred expenses are franchise fees, loan costs and acquisition costs which are recorded at cost. Amortization of franchise fees is computed using the straight-line method over the term of the related franchise agreement.

Amortization of loan costs is computed using the straight-line method, which approximates the effective interest method, over the period of the related debt facility. Acquisition costs are either capitalized to properties when purchased, or expensed.

     Minority Interest. Minority interest as of December 31, 2003 and 2002, consists of Minority Interest in Partnership of $7,671 and $7,591, respectively and Minority Interest in Consolidated Joint Ventures of $9,818 and $0, respectively.

     Minority Interest in Partnership. Certain hotel properties have been acquired, in part, by the Partnership, through the issuance of limited partnership units of the Partnership. The equity interest in the Partnership created by these transactions represents the Company’s minority interest liability. The Company’s minority interest liability is: (i) increased or decreased by its pro-rata share of the net income or net loss, respectively, of the Partnership; (ii) decreased by distributions; (iii) decreased by redemption of partnership units for the Company’s Common Stock; and (iv) adjusted to equal the net equity of the Partnership multiplied by the limited partners’ ownership percentage immediately after each issuance of units of the Partnership and/or Common Stock of the Company through an adjustment to additional paid-in capital. Income (loss) is allocated to minority interest based on the weighted average percentage ownership throughout the year.

     Minority Interest in Consolidated Joint Ventures. Certain ownership interests in hotel properties have been acquired, in part, by the Company, through joint venture agreements. The equity interests of the Company’s joint venture partners of the consolidated joint ventures represent the Company’s minority interest liability (see Note 4). The Company’s minority interest liability is: (i) increased or decreased by its joint venture partners’ pro-rata share of the net income or net loss of the respective joint venture, and (ii) decreased by distributions to its joint venture partners. Income (loss) is allocated to minority interest in accordance with the provisions of each joint venture operating agreement.

     Earnings Per Share. Net income (loss) per common share is computed by dividing net income (loss) applicable to common shareholders by the weighted-average number of common shares outstanding during the period. Net income (loss) per common share assuming dilution is computed by dividing net income (loss) applicable to common shareholders plus income allocated to minority interest by the weighted-average number of common shares assuming dilution during the period. Weighted average number of common shares assuming dilution includes common shares and dilutive common share equivalents, including redeemable limited partnership units, stock options, and unvested stock grants (see Notes 10 and 11).

     Distributions. The Company’s ability to pay regular quarterly distributions is dependent upon receipt of distributions from the Partnership, which in turn is dependent upon the results of operations of the Company’s properties. For federal income tax purposes, 2003 distributions amounted to $0.60 per common share.

     Stock-based Compensation. The Company has one stock-based employee compensation plan, which is described more fully in Note 12. The Company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations. No stock-based employee compensation cost is reflected in net income for the issuance of options, as all options granted under those plans had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income (loss) applicable to common shareholders and earnings (loss) per share as if the Company had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation”, to stock-based employee compensation.

	Year Ended December 31,
	2003	2002	2001
Net income (loss) applicable to common shareholders, as reported	$767	$(6,036)	$3,547
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	18	90	143

Pro forma net income (loss) applicable to common shareholders	749	(6,126)	3,404
Earnings (loss) per share:
Basic and diluted – as reported	$0.03	$(0.31)	$0.21

Basic and diluted – pro forma	$0.03	$(0.32)	$0.20

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

     Earnings and profits, which determine the taxability of distributions to shareholders, differ from net income reported for financial reporting purposes due primarily to the differences for federal tax purposes in the estimated useful lives used to compute depreciation and the carrying value (basis) of the investment in hotel properties. For federal income tax purposes, 0% of the distributions declared on the Company’s Preferred Stock in 2003, 2002, and 2001 are considered to be return of capital. For federal income tax purposes, approximately 14%, 41%, and 39% of the distributions declared on the Company’s Common Stock in 2003, 2002, and 2001, respectively, are considered to be return of capital.

     Concentration of Credit Risk. Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash, accounts receivable and notes receivable. The Company places cash deposits at federally insured depository institutions. At December 31, 2003, bank account balances exceeded federal depository insurance limits by approximately $7,983.

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

3.      Joint Ventures:

     During the third quarter of 2003, the Company entered into a joint venture agreement (the “Chapel Hill Joint Venture”) with Chapel Hill Investments, LLC to develop and own hotel properties. The Chapel Hill Joint Venture is currently developing a Courtyard by Marriott hotel in Chapel Hill, NC, (the “Chapel Hill Courtyard”) which is expected to open in the summer of 2004. The Company currently owns a 48.78 percent interest in the Chapel Hill Joint Venture, while Chapel Hill Investments, LLC owns a 51.22 percent interest. The Company also has provided an additional $1,453 to capitalize the development of the hotel in the form of a preferred membership interest (“Preferred Contribution”). The Company’s Preferred Contribution requires dividends to be paid monthly in cash to the Company during construction of the hotel at an annual yield of 30-day LIBOR plus 5.885 percent, plus an accrued dividend at an annual yield of 8 percent. Once the hotel opens, and until the Preferred Contribution and all dividends payable and accrued thereon are paid in full, the Company’s Preferred Contribution requires a paid monthly dividend in cash to the Company equal to a floating rate equal to 30-day LIBOR plus that percentage that will generate an annual dividend yield of 10 percent. The percentage rate to be added to 30-day LIBOR will not be known until the day the hotel opens. The Company will receive $700 for development services provided during construction, with the margin on such fees being recognized as a reduction in depreciation expense over the life of the project. Chapel Hill Investments, LLC is owned 52 percent by Charles Winston and James Winston, both of whom are directors of the Company, and 48 percent by three unrelated private investors. The Company has consolidated the results of operations and financial position of this joint venture beginning with the third quarter 2003. As a result, the Company’s investment balance in the Chapel Hill Joint Venture of $1,990 and its Preferred Contribution amount of $1,453 at December 31, 2003 have been eliminated in consolidation.

     During the fourth quarter of 2002, the Company formed a joint venture (the “Charlesbank Venture”) with Boston-based Charlesbank Capital Partners, LLC (“Charlesbank”). The Charlesbank Venture intends to acquire more than $100 million of hotel assets. Charlesbank is a private investment firm managing capital on behalf of institutional investors. The Company owns 15% of the Charlesbank Venture and Charlesbank owns 85%. The Charlesbank Venture focuses on acquisitions that the partners believe have turnaround or upside potential and can benefit from additional capital and aggressive asset management, which often includes renovating, repositioning, rebranding and/or a change in management. As of December 31, 2003, the Charlesbank Venture had invested in three hotels to date through a joint venture (“WCC Project Company LLC”) comprised of Concord Hospitality Enterprises Company (“Concord”) and the Charlesbank Venture. The first hotel was a vacant building located in the Beachwood suburb of Cleveland, OH that was converted into a 113-room Courtyard by Marriott in the second quarter of 2003. The second hotel was a 102-room Fairfield Inn & Suites by Marriott located in Des Moines, IA, which was converted from a Wingate Inn during the summer of 2002. The third hotel was a Best Western located in Houston, TX, which was purchased in the fourth quarter of 2003 and is expected to be converted to a Spring Hill Suites by Marriott in the second quarter of 2004. Concord owns a 13% interest in the projects acquired by WCC Project Company LLC, while the Charlesbank Venture owns 87%, so that the Company has an indirect 13.05% ownership interest in WCC Project Company LLC. The total cost of these three hotels is approximately $30 million. The Company earns an asset management fee equal to 0.50% of the total cost of the assets purchased by the Charlesbank Venture.

     At any time following two years after WCC Project Company LLC first acquires each hotel, the Manager (the Charlesbank Venture), by written notice to Concord, may require the sale of any one or more of the hotels to a third party.

     At any time following twelve months after the acquisition of the first hotel, either the Manager or Concord can give the other written notice of their election to buy or sell any one or all of the hotels owned by WCC Project Company LLC at fair market value, as determined under the Limited Liability Company Agreement of WCC Project Company LLC. The purchasing Member must then, within three business days, deposit 5% of the fair market value with a title insurance company. If within twenty days following the deposit the purchasing Member does not wish to proceed, it must notify the non-purchasing Member who shall then have the right to become the purchasing Member under the same terms and conditions. If the purchasing Member defaults on its obligation to consummate the purchase after twenty days of making the deposit, then the non-purchasing Member shall have the right to (i) be the purchasing Member under the same terms and conditions as the purchase that failed to close except that the purchase price will be 85% of the previously determined closing price, (ii) cause each hotel to be terminated and dissolved in accordance with the operating agreement, or (iii) retain the deposit and continue as if the option to purchase or buy had never been exercised. As of December 31, 2003, the Company’s investment in the Charlesbank Venture totaled $1,015. The Company, through the Charlesbank Venture, receives cash distributions of any operating profits from WCC Project Company LLC on a quarterly basis.

     In February 2004, the Charlesbank Venture invested in a fourth hotel through a joint venture with Shelton III Hotel Equity LLC, owned in part by New Castle Hotels LLC (“New Castle”) and the Charlesbank Venture (“WNC Project Company LLC”). This hotel is a Ramada Inn that the partners expect to convert to a Courtyard by Marriott in early 2005. The total cost of the project is expected to be approximately $14,000 (including approximately $5,000 in renovation costs), approximately $9,000 of which is financed through debt. New Castle owns a 13% interest in the project while the Charlesbank Venture owns 87%, so that the Company has an indirect 13.05% ownership interest in WNC Project Company LLC.

     At any time following twelve months after WNC Project Company LLC first acquires each hotel, either the Charlesbank Venture or the Manager (Shelton III Hotel Equity LLC) by written notice to the other Member, may require the sale of any one or more of the hotels to a third party.

     At any time following twelve months after the acquisition of the first hotel, either the Charlesbank Venture or the Manager can give the other written notice of their election to buy or sell any one or all of the hotels owned by WNC Project Company LLC at fair market value, as determined under the Limited Liability Company Agreement of WNC Project Company LLC. The purchasing Member must then, within three business days, deposit 5% of the fair market value with a title insurance company. If within twenty days following the deposit the purchasing Member does not wish to proceed, it must notify the non-purchasing Member who shall then have the right to become the purchasing Member under the same terms and conditions. If the purchasing Member defaults on its obligation to consummate the purchase after twenty days of making the deposit, then the non-purchasing Member shall have the right to (i) be the purchasing Member under the same terms and conditions as the purchase that failed to close except that the purchase price will be 85% of the previously determined closing price, (ii) cause each hotel to be terminated and dissolved in accordance with the operating agreement, or (iii) retain the deposit and continue as if the option to purchase or buy had never been exercised.

     Under the terms of the Charlesbank Venture, Charlesbank will provide 85% of the total equity, and the Company will provide the remaining 15% of the total equity committed to each acquisition. Charlesbank will have the option to expand the venture by committing additional equity to future acquisitions after the initial equity is committed. The Company anticipates that the Charlesbank Venture will be able to secure debt financing for approximately 65% of the total cost of hotel assets that are purchased.

     During 2000, the Company entered a joint venture agreement with Marsh Landing Investment, LLC (“Marsh”) to jointly develop an $8 million, 118-room Hampton Inn in Ponte Vedra, FL. This hotel opened in December 2000. The Company owns 49% of the joint venture, and Marsh, a company owned by Charles M. Winston and James H. Winston, owns the remaining 51%. Both Charles M. Winston and James H. Winston serve on the Company’s Board of Directors. The Company is providing on-going asset management services to the joint venture for additional fee income. Marsh currently may offer the Company the right to purchase Marsh’s interest in the joint venture and, if the Company refuses to purchase the interest, Marsh may cause the joint venture to sell the hotel owned by the joint venture to a third party. In addition, at the Company’s option, it has the right to acquire Marsh’s interest in the joint venture (1) at any time after December 2005 or (2) if Marsh fails to sell the hotel following the Company’s rejection of an offer by Marsh to sell it’s interest in the joint venture to the Company. The Company’s investment balance in the Marsh Landing Joint Venture at December 31, 2003 of $1,179 has been eliminated in consolidation.

     In addition to the joint ventures described above, during 1999 the Company entered into two joint ventures with Regent Partners, Inc. (“Regent”) to jointly develop and own upscale hotel properties. As of December 31, 2003, the Company owned a 49% interest in one joint venture with Regent and a 57.65% interest in the other joint venture, each of which owned an operating hotel (see Note 17). These hotels consisted of a 178-room Hilton Garden Inn located in Evanston, IL, and a 157-room Hilton Garden Inn located in Windsor, CT. The Company provided development and asset purchasing services during the construction of each hotel for fees, and during 2003 provided on-going asset management services to generate additional fee income. The Company’s investment balance in the Regent joint ventures at December 31, 2003 of $6,538 has been eliminated in consolidation.

     Effective July 1, 2003, Intercontinental Group, as lessee, defaulted on its obligations under the lease agreement for the Windsor, CT Hilton Garden Inn hotel and the Las Vegas, NV Hampton Inn hotel. At that time, the Windsor Hilton Garden Inn was owned by a joint venture entity, Windsor Hotel Associates, LLC. Prior to its default under the lease, Intercontinental Group owned 15 percent of Windsor Hotel Associates, LLC, the Company owned 49 percent, and Regent owned 36 percent. Subsequent to the default under the lease agreement, Intercontinental Group forfeited its share of ownership, with the result that the Company owned 57.65 percent and Regent owned 42.35 percent of Windsor Hotel Associates, LLC. On July 1, 2003, Windsor Lessee Company LLC assumed the lease of the Windsor Hilton Garden Inn hotel. As of December 31, 2003, Windsor Lessee Company LLC was owned 57.65 percent by the Company and 42.35 percent by Regent. The Las Vegas, NV Hampton Inn hotel is owned 100 percent by the Company. On July 1, 2003, Barclay assumed the lease of the Las Vegas Hampton Inn.

     In March 2004, the Company purchased its joint venture partner’s ownership interest in both the Evanston, IL Hilton Garden Inn hotel and the Windsor, CT Hilton Garden Inn hotel. Prior to the purchase, Regent Partners, Inc. owned 51 percent of the Evanston hotel and 42.35 percent of the Windsor hotel. The amount paid for Regent’s ownership interest in the Evanston Hilton Garden Inn totaled approximately $6,900, and was based on a value of $25,250 for the sale of the hotel, net of debt assumed of approximately $11,800, such assumption being subject to the approval of the lenders under our $125 million line of credit. The amount paid for Regent’s ownership interest in the Windsor Hilton Garden Inn totaled approximately $1,200, and was based on a value of $12,250 for the sale of the hotel, net of debt paid off of approximately $9,300. As a result of these purchases, the Company owns 100 percent of the equity in the entities that own the Evanston, IL Hilton Garden Inn and the Windsor, CT Hilton Garden Inn hotels. Prior to the purchase, Barclay leased the Evanston hotel and Windsor Lessee Company LLC leased the Windsor hotel. Barclay will continue to lease the Evanston hotel and, as a result of the purchase, Barclay will assume the lease of the Windsor hotel from Windsor Lessee Company LLC.

     Under the terms of the operating agreement for each joint venture, the Company and its venture partner each must approve all major decisions, including refinancing or selling the respective hotels, making loans, changes in partners’ interests, entering into material contracts, purchasing or acquiring assets, and approving operating and capital expenditure budgets.

     During the third quarter of 2003, the Company consolidated the balance sheet and operations of its Chapel Hill Joint Venture. As of December 31, 2003, the Company has consolidated the balance sheets of the Evanston Joint Venture, the Windsor Joint Venture and the Marsh Landing Joint Venture. The operations of these joint ventures will be consolidated beginning with the first quarter of 2004 (see discussion of FIN 46 under Note 4 below). As of December 31, 2003, the total assets of the consolidated joint ventures were $49,160, total liabilities were $29,074 ($27,706 of which represented long-term debt), and total equity was $20,086. For the years ended December 31, 2003 and 2002, the total revenue of the consolidated joint ventures was $8,662 and $6,256, and total expenses were $6,329 and $3,756, resulting in net income of $2,333 and $2,500, respectively. During the year ended December 31, 2003, the unaudited financial statements of the consolidated joint ventures reflected aggregate cash flow provided by operating activities of $4,612, cash used in investing activities of $1,873, principally for hotel additions, and cash used in financing activities of $637, principally in the form of loan proceeds and capital contributions less distributions to joint venture partners. As of December 31, 2003, the total assets of the unconsolidated joint ventures were $24,642, total liabilities were $15,272 ($13,956 of which represented long-term debt), and total equity was $9,370. The Company’s share of the total assets, liabilities, long-term debt and equity of these unconsolidated joint ventures equated to $3,216, $1,993, $1,821 and $1,223, respectively. For the years ended December 31, 2003 and 2002, the total revenue of the unconsolidated joint ventures was $4,615 and $782, and total expenses were $4,508 and $911, resulting in net income (loss) of $107 and ($129), respectively. During the year ended December 31, 2003, the unaudited financial statements of the unconsolidated joint ventures reflected aggregate cash flow provided by operating activities of $1,400, cash used in investing activities of $13,775, principally for hotel additions, and cash provided by financing activities of $12,472, principally in the form of loan proceeds and capital contributions less distributions to joint venture partners.

     As mentioned above, of December 31, 2003, the Company consolidated the balance sheets of the Evanston Joint Venture, the Windsor Joint Venture and the Marsh Landing Joint Venture. This consolidation resulted in the following adjustments to the Company’s consolidated balance sheet as of December 31, 2003: net investment in hotel properties increased $39,790, investment in joint ventures decreased $7,619, properties under development decreased $43, cash increased $1,958, deferred expenses increased $257, accounts receivable increased $52, prepaid expenses and other assets decreased $70, long-term debt increased $26,099, accounts payable and accrued expenses increased $921, minority interest increased $7,754, and distributions in excess of earnings increased $449.

4.      Recently Issued Accounting Standards:

     As of December 31, the Company participated in five joint venture arrangements to own and develop hotel properties and three mezzanine loans. Historically, the Company has accounted for its unconsolidated joint venture investments on its balance sheet as “Investments in Joint Ventures” and in our statements of operations as “Equity in Income (Loss) of Unconsolidated Joint Ventures” under the equity method of accounting.

     The Financial Accounting Standards Board issued FASB Interpretations No. 46, “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51 (ARB No. 51),” in January 2003, and a further interpretation of FIN 46 in December 2003 (FIN 46-R, and collectively FIN 46). FIN 46 clarifies the application of ARB No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties, referred to as variable interest entities. FIN 46 generally requires consolidation by the party that has a majority of the risk and/or rewards, referred to as the primary beneficiary. FIN 46 applies immediately to variable interest entities created after January 31, 2003, which affects only our Chapel Hill Joint Venture, and to variable interest entities in which an enterprise obtains a variable interest after that date. The Company has implemented FIN 46 as of December 31, 2003 for its variable interests acquired by the Company before February 1, 2003, which affects our remaining joint ventures and mezzanine loans.

     The management of the Company has analyzed the terms and provisions of each of these arrangements, and has determined the following:

Marsh Landing Joint Venture:

     This joint venture is considered to be a VIE and the Company is considered to be the primary beneficiary. Therefore, the Company, which owns a 49 percent interest, has consolidated the balance sheet of the Marsh Landing Joint Venture as of December 31, 2003, and will consolidate the results of operations beginning with the first quarter of 2004. For the year ended December 31, 2003, total revenue of the joint venture was $1,422, total expenses were $785, resulting in a net income of $637. As of December 31, 2003, total assets of the joint venture were $7,293, total liabilities were $4,959, resulting in stockholders’ equity totaling $2,334. The Company’s share of the equity of this joint venture totaled $1,144 as of December 31, 2003.

Charlesbank Joint Venture:

     The Company has determined that it is not required to consolidate the Charlesbank joint venture as it is not the primary beneficiary. Therefore, the Company, which owns a 15 percent interest, has accounted for and will continue to account for its investment under the equity method of accounting. For the year ended December 31, 2003, total revenue of the Charlesbank Joint Venture was $4,615, total expenses were $4,508, resulting in net income of $107. As of December 31, 2003, total assets of the joint venture were $24,642, total liabilities were $15,272, resulting in stockholders’ equity totaling $9,370. The Company’s equity balance exposed to loss as a result of its involvement in this joint venture totaled $1,222 as of December 31, 2003.

Regent Joint Ventures:

     As of December 31, 2003, these two joint ventures owned the Windsor, CT Hilton Garden Inn (the “Windsor Joint Venture”) and the Evanston, IL Hilton Garden Inn (the “Evanston Joint Venture”) (see Note 17). These joint ventures are considered to be VIE’s and the Company is considered to be the primary beneficiary. Therefore, the Company, which owned a 57.65 percent interest and a 49 percent interest, respectively has consolidated the balance sheets of the Windsor Joint Venture and the Evanston Joint Venture as of December 31, 2003, and will consolidate the results of operations beginning with the first quarter of 2004. For the year ended December 31, 2003, total revenue of the Windsor Joint Venture and the Evanston Joint Venture was $1,852 and $3,188, respectively, total expenses were $1,245 and $1,703, respectively, resulting in net income of $607 and $1,485, respectively. As of December 31, 2003, total assets of the joint ventures were $15,649 and $20,259, respectively, total liabilities were $9,614 and $12,402, respectively, resulting in stockholders’ equity totaling $6,035 and $7,857, respectively. The Company’s share of the equity of these joint ventures totaled $7,330 as of December 31, 2003.

     As of December 31, 2003, the Company also owned a 57.65% interest in Windsor Lessee Company, LLC, the lessee of the Windsor, CT Hilton Garden Inn. The Company assumed its interest in Windsor Lessee Company, LLC on July 1, 2003 at no cost. This joint venture is considered to be a VIE and the Company is considered to be the primary beneficiary. As of December 31, 2003, the Company consolidated the balance sheet of Windsor Lessee Company, LLC and will consolidate the results of operations beginning with the first quarter of 2004. For the year ended December 31, 2003, total revenue of Windsor Lessee Company, LLC was $2,193, total expenses were $2,520 resulting in a net loss of $(327). As of December 31, 2003, total assets of Windsor Lessee Company, LLC were $197, total liabilities were $367, resulting in stockholders’ deficit totaling $(170).

Chapel Hill Joint Venture:

     This joint venture is considered to be a VIE, the Company is considered to be the primary beneficiary and it was created in August 2003 (after January 31, 2003). Therefore, the Company, which owns a 48.78% interest, has consolidated the joint venture’s results of operations and balance sheet beginning with the third quarter 2003. For the year ended December 31, 2003, total revenue of the joint venture was $6, total expenses were $76, resulting in a net loss of $70. As of December 31, 2003, total assets of the joint venture were $5,762, total liabilities were $1,732, including $154 of long term debt, resulting in stockholders’ equity totaling $4,030. The Company’s share of the equity of this joint venture totaled $1,966 as of December 31, 2003, and its preferred member interest investment totaled $1,453 as of December 31, 2003 (see Note 3 above).

Noble Investment Group Mezzanine Loans:

     In July 2000, the Company provided a $1,080 mezzanine loan for a Hilton Garden Inn in Atlanta, GA and in February 2001 provided a $2,186 mezzanine loan for a Hilton Garden Inn in Tampa, FL. Each of these loans is subordinate to a primary loan for each hotel. Noble Investment Group, Ltd. (“Noble”) provided the remainder of the funding and owns and operates the hotels. These two mezzanine loan arrangements are considered to be variable interests in the entities that own the hotels, both of which are VIEs. However, the Company is not considered to be the primary beneficiary. Therefore, the Company will not consolidate the results of operations of the hotels for which it has provided financing. The Company’s total outstanding loan balance and related interest receivable balance exposed to loss as a result of its involvement in these mezzanine loans totaled $3,266 and $246, respectively, as of December 31, 2003.

Baltimore, MD Hampton Inn & Suites Mezzanine Loan:

     In the fourth quarter of 2002, the Company funded a $3,500 mezzanine loan to an unrelated third party owner for the purchase and conversion of a historic office building into a 116-room Hampton Inn & Suites hotel in Baltimore, MD’s Inner Harbor (the “Baltimore Hotel”). Subsequently, the Company sold 50 percent of the loan to an affiliate of Hall Financial Group at face value, or $1,750. This mezzanine loan is subordinate to a primary loan for the hotel. This mezzanine loan arrangement is considered to be a variable interest in the entity that owns the hotel, which is a VIE. However, the Company is not considered to be the primary beneficiary. Therefore, the Company will not consolidate the results of operations of the hotel for which it has provided financing. The Company’s total outstanding loan balance and related interest receivable balance exposed to loss as a result of its involvement in this mezzanine loan totaled $1,750 and $259, respectively, as of December 31, 2003.

     As summarized above, per the provisions of FIN 46, the Company has consolidated the balance sheets for three of its joint ventures as of December 31, 2003. The Company began consolidating the balance sheet and results of operations of the Chapel Hill joint venture, which was formed in August 2003, in the third quarter of 2003. In addition, during the years 2000 through 2003, the Company recognized as income a portion of development and purchasing fees received for services provided to these joint ventures, based on its non-ownership interests. Per the provisions of FIN 46, as of December 31, 2003, the Company recorded a one time, cumulative change in accounting principle adjustment totaling $428 to reduce net income for the margin earned from these fees previously recorded as income. Going forward, the margin on these fees will be realized as a reduction in depreciation expense over the lives of the related assets for which the related services were provided for. These remaining lives ranged from 2 to 27 years as of December 31, 2003.

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

5.      Notes Receivable:

     In February 2004, the Company issued a $2.4 million mezzanine loan to finance the acquisition of a 200-room Sheraton hotel in Atlantic Beach, NC. The hotel will undergo extensive renovations which are expected to be completed by June 2004. The term of the loan is 5 years, with interest only payments that carry an interest rate based on 60-day LIBOR (with a 2.0% floor) plus 9.00 percent. An additional 2.00 percent per year of the outstanding principal balance accrues until the earlier of prepayment or maturity of the loan. The hotel is owned 100% by an unaffiliated single purpose entity (the “Borrower”). The Company holds collateral equal to 100% of the ownership interest in the Borrower. The Borrower made initial equity investments equal to approximately 18% of the total cost of the hotel, and there are certain default provisions under which the Company may declare the loan immediately due and payable or may step in and take control of the Borrower, including for failure to maintain specified debt coverage ratios.

     In the fourth quarter of 2002, the Company funded a $3,500 mezzanine loan for the purchase and conversion of a historic office building into a 116-room Hampton Inn & Suites hotel in Baltimore, MD’s Inner Harbor (the “Baltimore Hotel”). Subsequently, the Company entered into a joint venture agreement (the “Hall Joint Venture”), with an affiliate of Hall Financial Group, (“Hall”). The Company assigned the $3,500 mezzanine loan to the Hall Joint Venture and retained a 50% interest (or $1,750) in the note through the joint venture. The total cost of the Baltimore Hotel, which opened in the first quarter of 2004, was approximately $13,100, net of historic tax credits of $6,000. The Company owns 50% of the Hall Joint Venture, and Hall owns the remaining 50%. The Company is paid interest monthly on its $1,750 share of the $3,500 mezzanine loan, at an annual interest rate of 30-day LIBOR plus 10.21% from the date the loan was issued through the date the hotel opens. The Company also accrues interest monthly (“Accrued Interest”) at an annual rate of 12% during this same time. Once the hotel opens, the Company will receive monthly principal and interest payments based on a 10-year amortization period and an annual interest rate of 30-day LIBOR plus 10.21% until the earliest of (a) prepayment of the loan, (b) the initial maturity date of October 29, 2005, or (c) the earlier of (1) 60 days before the maturity date of the borrower’s construction loan, or (2) the prepayment of the construction loan. Additional interest will accrue monthly on the loan at a rate of 8% of gross monthly revenues for one year after the hotel opening date, and at a rate of 10% of gross monthly revenues thereafter through October 29, 2005; 4% of the gross monthly revenues will be paid quarterly and the balance will accrue (“Accrued Participation”). The Accrued Interest and the Accrued Participation constitute the “Aggregate Accrued Amount”. The “Disposition Fee” associated with the loan equals the greater of (1) the Aggregate Accrued Amount, (2) 50% of the appreciation in the fair market value (“FMV”) of the hotel if the loan is repaid during the first 30 months after the loan was issued, and (3) 60% of the appreciation in the FMV of the hotel if the loan is repaid thereafter. The repayment amount of the loan shall equal the outstanding principal balance of the loan, plus (i) all Accrued Interest, (ii) accrued and unpaid monthly interest, (iii) Accrued Participation, and (iv) the Disposition Fee; provided however, if that sum does not provide the Hall Joint Venture with an internal rate of return of 23%, then the repayment amount will equal the outstanding principal balance of the loan, plus the amount necessary to give the Hall Joint Venture an internal rate of return of 23%. The Baltimore Hotel is owned 100% by a single purpose entity (the “Borrower”) unaffiliated with the Company. The Company holds collateral equal to 80% of the ownership interest in the Borrower. The Borrower made an initial equity investment equal to approximately 20% of the total cost of the respective hotel, and there are certain default provisions under which the Company may declare the loan immediately due and payable or may step in and take control of the Borrower, including for failure to maintain specified debt coverage ratios.

     In 2001 and 2000, the Company made three mezzanine loans totaling $3,516 to third party hotel owners. During 2001, the Company provided $2,186 in mezzanine financing to Noble Investments – Tampa, LLC to develop a Hilton Garden Inn in Tampa, FL (the “Tampa Hotel”). The Company receives monthly interest at annual rates based on 30-day LIBOR plus 8.44% until the earliest of (a) prepayment of the loan, or (b) January 1, 2005. Noble Investments LLC has provided the Company with a guarantee in the amount of $400, due to a deficiency in the debt service coverage ratio required by the mezzanine loan. During 2000, the Company provided $1,080 in mezzanine financing to Noble Investments – Sugarloaf, LLC to develop a Hilton Garden Inn in Atlanta (Sugarloaf), GA (the “Sugarloaf Hotel”). The Company receives monthly interest at annual rates based on 30-day LIBOR plus 7.36% until the earlier of (a) prepayment of the loan or (b) June 30, 2005. Both loans are subject to prepayment penalties during the first three years. When each hotel opened, the Company began to earn interest equal to 2% of gross revenues, 25% of which is paid monthly and the remainder is accrued (“Accrued Interest”). On the earlier of prepayment or the maturity date of each loan, the Company will also receive the greater of the Accrued Interest or, with respect to the Tampa Hotel, 20% of the appreciation in value, and with respect to the Sugarloaf Hotel, 15% of the appreciation in value. In addition to earning interest income, the Company also provided development and purchasing services to Noble during each hotel’s construction stage for additional fee income. The Company co-developed the Sugarloaf Hotel and developed the Tampa Hotel. During 2001 and 2000, these fees totaled $645 and $137, respectively. Both the Tampa Hotel and the Sugarloaf Hotel are owned 100% by unaffiliated single purpose entities (the “Borrowers”). The Company holds collateral equal to 100% of the ownership interest in the Borrowers. The Borrowers made initial equity investments equal to 20% of the total cost of the respective hotel, and there are certain default provisions under which the Company may declare the loan immediately due and payable or may step in and take control of the Borrowers, including for failure to maintain specified debt coverage ratios. Neither borrower is currently in default under either loan. The Atlanta (Sugarloaf) project opened during the second quarter of 2001, and the Tampa project opened during the first quarter of 2002. In 2001, the Company also provided mezzanine financing totaling $250, which represents a participating interest in a $5,478 mezzanine loan to the owner of a 769-room resort hotel in Orlando, FL. This loan was written off as uncollectible in 2002 due to the severe impact on the Orlando area of the terrorist events of September 11, 2001 and the resulting poor economic conditions.

6.      Deferred Expenses:

     At December 31, 2003 and 2002 deferred expenses consisted of:

	2003	2002
Franchise fees	$1,679	$1,592
Debt facility fees	4,492	3,567

	6,171	5,159
Less accumulated amortization	3,236	2,205

Deferred expenses, net	$2,935	$2,954

7.      Debt:

     The Company’s outstanding debt balance as of December 31, 2003 consisted of the following:

     The Company’s $125,000, three-year line of credit (the “Line”) bears interest at rates from LIBOR plus 1.75% to 2.50%, based on the Company’s consolidated debt leverage ratio. The Company’s current rate is LIBOR plus 1.75%. A commitment fee of 0.05% is also payable quarterly on the unused portion of the Line. The Company had collateralized the Line with 30 of its hotels, with a carrying value of $195,763 as of December 31, 2003. The Company’s availability under the Line totaled approximately $95,800 as of December 31, 2003. Availability is calculated each quarter on a trailing twelve-month basis based upon certain valuation criteria contained within the Line. The Line requires the Company to maintain certain financial ratios including maximum leverage, minimum interest coverage and minimum fixed charge coverage, as well as certain levels of unsecured and secured debt and tangible net worth, all of which the Company was in compliance with as of December 31, 2003. The Line matures December 31, 2004.

     On December 18, 2000, the Company completed an interest rate swap on $50,000 of its outstanding variable rate debt under the Line. This swap matured on December 18, 2002. This transaction effectively replaced the Company’s variable interest rate based on 30-day LIBOR on $50,000 of the Line with a fixed interest rate of 5.915% until December 18, 2002.

     On January 31, 2003, the Company completed an interest rate swap on $50,000 of its outstanding variable rate debt under the Line. This swap began on March 31, 2003 and matured on February 27, 2004. This transaction effectively replaced the Company’s variable interest rate based on 30-day LIBOR on $50,000 of the Line with a fixed interest rate of 1.505%. The Line’s interest rate spread is currently 1.75%, equaling a fixed rate of 3.255%. The fair market value of the interest rate swap as of December 31, 2003 was $(33) and is shown as “Accumulated other comprehensive loss” on the accompanying Consolidated Balance Sheets.

     On November 3, 1998, the Company closed a $71,000 loan with GE Capital Corporation. The ten-year loan, with a 25-year amortization period, bears interest at a fixed rate of 7.375%. Fourteen of the Company’s hotels, with a carrying value of $111,227 as of December 31, 2003, serve as collateral for the loan. The Company used the net proceeds from the loan to pay down the then existing line of credit balance. As of December 31, 2003, $65,031 was outstanding. All unpaid principal and interest are due on December 1, 2008. The loan agreement with GE Capital Corporation requires monthly principal and interest payments of $519 and requires the Company to establish escrow reserves for the purposes of debt service, capital improvements and property taxes and insurance. These reserves, which are held by GE Capital Corporation, totaled $2,766 as of December 31, 2003 and are included in prepaid expenses and other assets on the accompanying Consolidated Balance Sheets.

     On February 28, 2001, the Marsh Landing Joint Venture closed a $5,100 loan with GE Capital Corporation. The ten-year loan, bears interest at a variable rate of Libor + 3%. The Ponte Vedra Hampton Inn, with a carrying value of $6,837 as of December 31, 2003, serves as collateral for the loan. As of December 31, 2003, $4,913 was outstanding. All unpaid principal and interest are due on February 1, 2011. The loan agreement with GE Capital Corporation requires monthly principal payments plus interest through February 1, 2004, with the principal portion increasing approximately 9% on March 1st of each year.

     On August 31, 2001, the Evanston Joint Venture closed a $12,300 loan with GE Capital Corporation. In March 2004, the Company assumed the entire balance outstanding under this loan, subject to the approval of the lenders under the Line (see Note 17). The ten-year loan carries a variable interest rate of Libor + 3%. The Evanston Hilton Garden Inn, with a carrying value of $19,056 as of December 31, 2003, serves as collateral for the loan. As of December 31, 2003, $11,815 was outstanding.

     On December 1, 2003, the Windsor Joint Venture extended a $9,385 loan with Compass Bank. In March 2004, the Company paid the entire balance outstanding under this loan (see Note 17). The loan carried a variable interest rate of Libor + 2.45%. The Windsor Hilton Garden Inn, with a carrying value of $15,059 as of December 31, 2003, served as collateral for the loan. As of December 31, 2003, $9,367 was outstanding.

     During the third quarter of 2003, the Chapel Hill Joint Venture entered into a $9,147 loan with GE Capital Corporation. During the construction period the loan bears interest at a variable rate of Libor + 3.8%. The Company is using the net proceeds from the loan to construct the Chapel Hill Courtyard by Marriott Hotel. As of December 31, 2003, $158 was outstanding. The funding cutoff date for the loan is October 1, 2004 at which time the interest rate will be fixed and the payments will be determined.

     As of December 31, 2003 and 2002 the Company’s outstanding debt balance under its Line totaled $29,200 and $72,300, respectively. From January 1, 2002 through December 18, 2002, interest rates on $50,000 of outstanding debt under the Line were at 5.915% plus 2.00%, or 5.915% plus 2.25%, with the remainder at LIBOR plus 2.00% or 2.25%. From December 18, 2002 through March 31, 2003, interest rates on all outstanding debt under the Line were at LIBOR plus 2.00%. From March 31, 2003 through December 31, 2003, interest rates on $50,000 of outstanding debt under the Line were at 1.505% plus 1.75%, or 1.505% plus 2.00%, with the remainder at LIBOR plus 1.75% or 2.00%. Interest costs were payable monthly in arrears. As of December 31, 2003 and 2002 the weighted average interest rates on the outstanding balance under the Line were 3.75% and 6.45%, respectively. During the years ended December 31, 2003, 2002 and 2001, the Company capitalized interest of $30, $0, and $0, respectively, related to hotels under development or major renovation.

     As of December 31, 2003, the Company’s future scheduled debt obligations are as follows:

Year	Amount
2004	$40,508
2005	1,923
2006	2,069
2007	2,227
2008	58,806
Thereafter	14,951

$120,484

     Our Articles of Incorporation limit our debt to 60% of the cost of our investment in hotel properties, or approximately $284 million as of December 31, 2003.

8.      Income Taxes:

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

     Prior to July 1, 2002, the Company had not been required to provide for federal income taxes because dividends paid deductions had been sufficient to offset the REIT taxable income. Effective July 1, 2002, (under the RMA that became effective January 1, 2001), the Company leases substantially all of its hotels to its wholly owned taxable REIT subsidiary, Barclay, which is subject to federal and state income taxes. The Company accounts for income taxes in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes.” Under SFAS 109, the Company accounts for income taxes using the asset and liability method under which deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases.

     The components of income tax benefit before allocation to minority interest for the years ended December 31, 2003 and 2002 are as follows:

	2003	2002
Deferred:
Federal	$2,299	$6,748
State	197	577

Income tax benefit	$2,496	$7,325

     The deferred tax benefit was calculated using an effective tax rate of 38 percent applied to the net loss of Barclay and other temporary differences primarily related to the acquisition of the leases from Interstate. The Company believes that Barclay will generate sufficient future taxable income to realize in full this deferred tax asset. Accordingly, no valuation allowance has been recorded as of December 31, 2003. As of December 31, 2003, the Company had net operating losses totaling $11,008 for federal and state income tax purposes with expiration dates through 2023.

     The components of the deferred tax asset as of December 31, 2003 and 2002 are as follows:

	2003	2002
Net operating loss	$4,183	$1,173
Amortization of lease acquisition cost	5,753	6,395
Other	(115)	(243)

	$9,821	$7,325

     A reconciliation of the Company’s statutory income tax rate of 35% to the effective tax rate for the years ended December 31, 2003 and December 31, 2002 is as follows:

	2003	2002
Statutory U.S. federal income tax expense (benefit)	$1,854	$(2,392)
Other income tax expense (benefit)	125	(53)
Non-taxable REIT income tax benefit	(4,475)	(4,880)

Income tax benefit	$(2,496)	$(7,325)

     The following table reconciles GAAP net income to taxable REIT income for the years ended December 31, 2003, 2002, and 2001:

	2003	2002	2001
GAAP net income	$7,705	$902	$10,485
Plus GAAP net loss on taxable subsidiary included above	4,072	11,940	—

GAAP net income from REIT operations	11,777	12,842	10,485
Book/tax differences on depreciation and amortization	3,029	4,392	4,314
Book/tax differences on deferred lease revenue	—	(1,266)	727
Book/tax differences on loss on sale of property	—	(831)	(266)
Book/tax differences on loss on impairment of asset held for sale	2,583	—	—
Other book/tax differences, net	1,444	(954)	375

Taxable income subject to REIT distribution requirements	$18,833	$14,183	$15,635

9.      Derivative Instruments:

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

     The Company’s financing facilities consist of a $125,000 variable rate line of credit, a $71,000 fixed rate loan with a ten-year maturity and a twenty-five-year amortization period, and various individual hotel loans which finance the hotels owned by consolidated joint ventures (see Note 7). To reduce overall interest cost, the Company uses interest rate instruments, typically an interest rate cap agreement or an interest rate swap agreement, to convert a portion of its variable-rate debt to fixed-rate debt. Interest rate differentials that arise under these agreements are recognized in interest expense over the life of the contracts.

     As of December 31, 2002, the Company did not have any derivative financial instruments. However, on January 31, 2003, the Company completed an interest rate swap on $50,000 of its outstanding variable rate debt under the Line. This swap began on March 31, 2003 and matured on February 27, 2004. This transaction effectively replaced the Company’s variable interest rate based on 30-day LIBOR on $50,000 of the Line with a fixed interest rate of 1.505%. The Line’s interest rate spread is currently 1.75%, equaling a fixed rate of 3.505%.

     The interest rate swap agreement that began on March 31, 2003 converted variable payments to fixed payments and was, therefore, characterized as a cash flow hedge. Cash flow hedges address the risk associated with future cash flows of debt transactions. Derivative instruments are reported at their fair values and are included in “Accounts payable and accrued expenses” on the Company’s Consolidated Balance Sheets. Offsetting adjustments are represented as deferred gains or losses in “Accumulated other comprehensive income (loss)”. Over time, the unrealized gains and losses held in “Accumulated other comprehensive income (loss)” will be reclassified into earnings in the same periods in which the hedged interest payments affect earnings.

10.      Capital Stock:

     In March, 2002, the Company completed a Common Stock offering, selling 2.75 million shares, which generated net cash proceeds totaling $23,389. In addition, in April, 2002, the Company sold an additional 412,500 Common Shares generating net cash proceeds of $3,508. The Company used the proceeds to reduce its outstanding debt balance under the Line.

     In September, 2003, the Company completed a Common Stock offering, selling 5.25 million shares, which generated net cash proceeds totaling $43,730. In addition, in October, 2003, the Company sold an additional 787,500 Common Shares generating cash proceeds of $6,735. The Company used the proceeds to reduce its outstanding debt balance under the Line, and plans to use the resulting availability under the Line to fund the Company’s hotel lending business, to acquire hotels or interests in hotels through joint ventures, and/or for general corporate purposes.

     In February 2004, the Company completed the issuance of 3.68 million shares of its 8.00% Series B Cumulative Preferred Stock. The net proceeds raised totaled approximately $89,000, approximately $76,100 of which was used to fully redeem the Company’s then outstanding 3.0 million shares of 9.25% Series A Cumulative Preferred Stock plus accrued dividends. The Company used the remaining proceeds of approximately $12,900 to pay down its then outstanding balance under its $125 million line of credit, and plans to use the resulting availability under the line of credit to fund the Company’s hotel lending business, to acquire hotels or interests in hotels through joint ventures, and/or for general corporate purposes.

     The costs capitalized as part of the issuance of the Series A Cumulative Preferred Stock in September 1997 totaled approximately $1,720 as of February 2004 and will be recorded as a reduction in net income (loss) available to common shareholders in the first quarter of 2004.

     Pursuant to the Partnership Agreement of the Partnership, the holders of limited partnership units have certain redemption rights (the “Redemption Rights”), which enable them to cause the Partnership to redeem their units in the Partnership in exchange for shares of Common Stock on a one-for-one basis or, at the option of the Company, for an equivalent amount of cash. The number of shares issuable upon exercise of the Redemption Rights will be adjusted upon the occurrence of stock splits, mergers, consolidations or similar pro-rata share transactions, which otherwise would have the effect of diluting the ownership interests of the limited partners or the shareholders of the Company. As of December 31, 2003, the total number of partnership units outstanding was 1,298,480.

11.      Earnings Per Share:

     The following is a reconciliation of the net income (loss) applicable to common shareholders used in the net income (loss) per common share calculation to the net income (loss) assuming dilution used in the net income (loss) per common share — assuming dilution calculation:

	2003	2002	2001
Net income	$7,705	$902	$10,485
Less: preferred shares distribution	6,938	6,938	6,938

Net income (loss) applicable to common shareholders	767	(6,036)	3,547
Plus: income allocation to minority interest	89	—	236

Net income (loss) assuming dilution	$856	$(6,036)	$3,783

     The following is a reconciliation of the weighted average shares used in net income (loss) per common share to the weighted average shares used in net income (loss) per common share – assuming dilution:

	Year Ended December 31,
	2003	2002	2001
Weighted average number of common shares	21,770	19,308	16,926
Weighted average partnership units with		—
redemption rights	1,298		1,298
Stock options and stock grants	18	—	15

Weighted average number of common shares assuming dilution	23,086	19,308	18,239

     As of December 31, 2002, there were 1,298,480 partnership units outstanding, 795,000 stock options outstanding, and 99,160 unvested stock grants outstanding, which were antidilutive.

12.      Stock Incentive Plan:

     During 1998, the Company amended the Winston Hotels, Inc. Stock Incentive Plan (the “Plan”). The amendment increased the number of shares of Common Stock that may be issued under the Plan to 1,600,000 shares plus an annual increase to be added as of January 1 of each year, beginning January 1, 1999, equal to the lesser of (i) 500,000 shares; (ii) 8.5% of any increase in the number of authorized and issued shares (on a fully diluted basis) since the immediately preceding January 1; or (iii) a lesser number determined by the Board of Directors. The Plan permits the grant of incentive or nonqualified stock options, stock appreciation rights, stock awards and performance shares to participants. Under the Plan, the Compensation Committee of the Company determines the exercise price of an option. In the case of incentive stock options, the exercise price cannot be less than the market price of the Company’s Common Stock on the date of grant and the maximum term of an incentive stock option is ten years. Stock options and stock awards are granted upon approval of the Compensation Committee and generally are subject to vesting over a period of years. The number of securities that remain available for future issuance under the Plan totaled 1,128,651 as of December 31, 2003.

     During 2003, 2002 and 2001, the Company granted awards of Common Stock to certain executive officers and Vice Presidents. The total numbers of shares granted were 84,326, 115,000, and 28,000, respectively. Of the total 115,000 shares granted during 2002, 40,000 were forfeited. Of the total 84,326 shares granted in 2003, 39,926 shares vested immediately. All other shares granted in 2003, 2002, and 2001 vest 20% immediately and 20% on the anniversary of the grant date over each of the next four years.

     On January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 123, “Accounting for Stock Based Compensation” (“SFAS 123”). Under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations, and as permitted by SFAS 123, no compensation cost has been recognized for options granted under the Plan. Had the fair value method been used to determine compensation cost, the impact on the Company’s 2003, 2002 and 2001 net income would have been a decrease of $18, $90, and $143, respectively, and a corresponding decrease in net income (loss) per Common Share of $0.00, $0.01 and $0.01, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants in 2000: dividend of $1.12; expected volatility of 26.1%; risk-free interest rate of 5.5%, and an expected life of five years for all options. The estimated weighted average fair value per share, of the options granted in 2000 were $0.24. There were no options granted in 2003, 2002, or 2001.

     A summary of the status of stock options granted under the Plan as of December 31, 2003, 2002 and 2001, and changes during the years ended on those dates, is presented below:

	2003		2002		2001
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price
Outstanding at beginning of year	795,000	$11.07	1,055,000	$11.13	1,100,000	$11.13
Granted	—	—	—	—	—	—
Exercised	—	—	—	—	—	—
Forfeited	—	—	(260,000)	11.31	(45,000)	11.04

Outstanding at end of year	795,000	$11.07	795,000	$11.07	1,055,000	$11.13

Options exercisable at year-end	788,750		730,500		790,750

     The following table summarizes information about the Plan at December 31, 2003:

Exercise	Options	Options	Average Remaining
Price	Outstanding	Exercisable	Contractual Life (years)
$ 8.50	25,000	18,750	6.1
$ 8.75	260,000	260,000	5.0
$ 9.38	12,000	12,000	5.4
$10.00	28,000	28,000	0.4
$11.31	50,000	50,000	1.8
$11.38	90,000	90,000	2.0
$12.38	50,000	50,000	4.4
$13.19	250,000	250,000	4.0
$13.88	30,000	30,000	3.8

13.      Commitments:

     The Company leases its corporate office under a non-cancelable operating lease. Under the terms of the lease, the Company makes lease payments through February 2005. Commitments for minimum rental payments are as follows:

Year ending December 31:	Amount
2004	$372
2005	63

Total	$435

     Rental expense for the years ended December 31, 2003, 2002 and 2001 was $273, $323, and $327, respectively.

     As of December 31, 2003, the Company had future lease commitments from its single third party lessee under the percentage lease through 2008 (see Note 17). Minimum future rental payments contractually due to the Company under this non-cancelable operating lease were as follows:

Year ending December 31:	Amount
2004	$2,153
2005	2,153
2006	2,153
2007	2,153
2008	897

Total	$9,509

     Effective July 1, 2002, the Company, through its TRS Lessee, Barclay, acquired the leasehold interests for 47 of its hotels from Capstar Winston Company, L.L.C., a wholly owned subsidiary of Meristar. Under the terms of the percentage leases, the Company’s third party lessees are obligated to pay the Company the greater of base rents or percentage rents. The Company earned minimum base rents of $2,559, $19,145, and $34,872 for the years ended December 31, 2003, 2002 and 2001, respectively, and percentage rents of $62, $10,773, and $19,883 for the years ended December 31, 2003, 2002, and 2001, respectively. The percentage rents are based on percentages of gross room revenue and certain food and beverage revenues of the lessees.

     Pursuant to the percentage leases, the Company is obligated to pay 5% of room revenues (7% of gross room, food and beverage revenues from one of its full-service hotels) to fund periodic improvements to the buildings and grounds, and the periodic replacement and refurbishment of furniture, fixtures and equipment. This obligation is cumulative, in that any capital expenditures made in one year in excess of the required limit shall serve as a credit for future years and vice-versa.

     For one of the hotels, the Company leases the land under an operating lease, which expires on December 31, 2062. Expenses incurred in 2003, 2002 and 2001 related to this land lease totaled $212, $307, and $388, respectively. Minimum future rental payments contractually due by the Company under this lease are as follows: 2004 – $110, 2005 – $110, 2006 – $110, 2007 – $110, 2008 – $110 and thereafter – $5,940.

     The Company operates in a manner intended to enable it to qualify as a REIT under the Internal Revenue Code. A REIT which distributes at least 90 percent of its taxable income to its shareholders each year and which meets certain other conditions is not taxed on that portion of its taxable income that is distributed to its shareholders. Based on the Company’s 2003 taxable income to shareholders, we were required to distribute approximately $16,950 in order to maintain our REIT status as described above. We distributed approximately $13,815 to common shareholders and $6,938 to preferred shareholders, which exceeded our required distributions.

     During 2003 the Company signed a construction contract with a builder, to construct a Courtyard by Marriott hotel in Chapel Hill, NC, which will be owned by the Company’s consolidated Chapel Hill joint venture. The contract sum is $7,942 and the construction completion date is expected to be September 2004.

14.      Disclosures about Fair Value of Financial Instruments:

     The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Class	Method
Cash, lease revenue receivable, notes receivable, accounts payable and accrued expenses:	Carrying amount approximates fair value.
Interest rate swap agreement:	Fair value is estimated by obtaining quotes from brokers.
Long-term debt – GE Capital Corporation:	Fair value is estimated based on current rates offered to the Company for debt of the same remaining maturities.
Long-term debt – consolidated joint ventures, due to banks:	Carrying amount approximates fair value.

The estimated fair values of the Company’s financial instruments are as follows:

	2003		2002
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Liabilities:
Long-term debt – GE Capital Corporation	$65,031	$67,368	$66,406	$66,637
Long-term debt – consolidated joint ventures	26,253	26,253	—	—
Due to banks	29,200	29,200	72,300	72,300
Interest rate swap in a net liability position	33	33	—	—

15.      Discontinued Operations

     The Company adopted Statement of Financial Accounting Standard No. 144 (“SFAS No. 144”) effective January 1, 2002 which requires, among other things, that the operating results of certain real estate assets which have been sold subsequent to January 1, 2002, or otherwise qualify as held for sale (as defined by SFAS No. 144), be included in discontinued operations in the statements of operations for all periods presented. During 2003, the Company’s Board of Directors authorized management of the Company to sell the Greenville, SC Comfort Inn, which is classified as “held for sale” on the Company’s Consolidated Balance Sheet as of December 31, 2003. The property, which is immediately available for sale, is actively being marketed for sale through a broker. Four of our wholly owned hotels were sold during 2002. The operating results for these five hotels are included in discontinued operations in the statements of operations for all periods presented. The Company has not allocated interest expense to the results of the discontinued operations in accordance with EITF No. 87-24. This change has resulted in certain reclassifications to the 2002 and 2001 financial statement amounts.

     Condensed financial information of the results of operations for the hotels sold and classified as “held for sale” are included in discontinued operations is as follows:

	2003	2002	2001
Total revenue	$1,135	$2,789	$2,293
Total expenses	1,445	2,745	1,787

Income (loss) from discontinued operations	(310)	44	506
Allocation to minority interest – income (loss) from discontinued operations	(18)	2	36
Loss on sale of discontinued operations	—	(764)	—
Allocation to minority interest – loss on sale of discontinued operations	—	(45)	—
Loss on impairment of asset held for sale	(2,583)	—	—
Allocation to minority interest – loss on impairment of asset held for sale	153	—	—
Income tax expense (benefit)	(148)	76	—

Income (loss) from discontinued operations	$(2,574)	$(753)	$470

16.      Quarterly Financial Data (Unaudited):

     Summarized unaudited quarterly results of operations for the years ended December 31, 2003 and 2002 are as follows:

2003	First	Second	Third	Fourth
Total revenue	$30,135	$33,934	$34,140	$30,557
Total expenses	29,204	30,420	32,071	29,681

Income before allocation to minority interest, allocation to consolidated joint ventures, income tax benefit, and equity in income (loss) of unconsolidated joint ventures	931	3,514	2,069	876
Income (loss) allocation to minority interest	(9)	109	132	28
Loss allocation to consolidated joint ventures	—	—	(10)	(26)
Income tax benefit	(513)	(107)	(1,059)	(669)
Equity in income (loss) of unconsolidated joint ventures	135	(81)	499	640

Income from continuing operations	1,588	3,431	3,505	2,183
Discontinued operations
Loss from discontinued operations, net	(55)	(34)	(39)	(16)
Loss on impairment of asset held for sale	—	—	(2,366)	(64)

Income before cumulative effect of change in accounting principle	1,533	3,397	1,100	2,103
Cumulative effect of change in accounting principle-net	—	—	—	(428)

Net Income	1,533	3,397	1,100	1,675
Preferred stock distribution	(1,734)	(1,734)	(1,734)	(1,736)

Net income (loss) applicable to common shareholders	$(201)	$1,663	$(634)	$(61)

Income (loss) per common share:
Basic and diluted:
Income (loss) from continuing operations	$(0.01)	$0.08	$0.09	$0.02
Loss from discontinued operations	—	—	(0.12)	—
Loss per common share from cumulative effect of change in accounting principle – net	—	—	—	(0.02)

Net income (loss) per common share	$(0.01)	$0.08	$(0.03)	$—

2002	First	Second	Third	Fourth
Total revenue	$9,792	$10,057	$41,628	$29,976
Total expenses	11,132	27,958 *	31,198	28,452

Income (loss) before allocation to minority interest, income tax benefit, and equity in income (loss) of unconsolidated joint ventures	(1,340)	(17,901)	10,430	1,524
Income (loss) allocation to minority interest	(207)	(787)	549	76
Income tax benefit	—	(6,714) *	(458)	(229)
Equity in income (loss) of unconsolidated joint ventures	5	(56)	25	1,198

Income (loss) from continuing operations	(1,128)	(10,456)	10,364	2,875
Discontinued operations
Income (loss) from discontinued operations, net	34	87	(24)	(132)
Income (loss) on sale of discontinued operations	—	(742)	(622)	646

Net Income	(1,094)	(11,111)	9,718	3,389
Preferred stock distribution	(1,734)	(1,734)	(1,734)	(1,736)

Net income (loss) applicable to common shareholders	$(2,828)	$(12,845)	$7,984	$1,653

Income (loss) per common share:
Basic and diluted:
Income (loss) from continuing operations	$(0.16)	$(0.61)	$0.43	$0.06
Income (loss) from discontinued operations	—	(0.03)	(0.03)	0.03

Net income (loss) per common share	$(0.16)	$(0.64)	$0.40	$0.09

* - During the second quarter of 2002, the Company acquired the leasehold interests for 47 of its hotels from Interstate. The acquisition cost of $17,668 was expensed and a related income tax benefit of $6,714 was recorded.

17.      Subsequent Events:

     In February 2004, the Company sold its 118-room Hampton Inn in Wilmington, NC for net cash proceeds of $3.4 million, resulting in a gain of approximately $0.3 million. The Company also issued its fourth mezzanine loan, totaling $2.4 million, to the owner of the 200-room Sheraton hotel in Atlantic Beach, NC (see Note 5).

     In February 2004, the Charlesbank Venture invested in a fourth hotel through a joint venture with Shelton III Hotel Equity LLC, owned in part by New Castle Hotels LLC (“New Castle”) and the Charlesbank Venture (“WNC Project Company LLC”). This hotel is a Ramada Inn that the partners expect to convert to a Courtyard by Marriott in early 2005. The total cost of the project is expected to be approximately $14 million (including approximately $5 million in renovation costs), approximately $9 million of which is financed through debt. New Castle owns a 13 percent interest in the project while the Charlesbank Venture owns 87 percent, so that the Company has an indirect 13.05 percent ownership interest in WNC Project Company LLC.

     In February 2004, the Company completed the issuance of 3,680,000 shares of its 8.00% Series B Cumulative Preferred Stock. The net proceeds raised totaled approximately $89 million, approximately $76.1 million of which was used to fully redeem the Company’s then outstanding 3,000,000 shares of 9.25% Series A Cumulative Preferred Stock plus accrued dividends. The Company used the remaining proceeds of approximately $12.9 million to pay down its then outstanding balance under its $125 million line of credit, and plans to use the resulting availability under the line to fund the Company’s hotel lending business, to acquire hotels or interests in hotels through joint ventures, and/or for general corporate purposes.

     The costs capitalized as part of the issuance of the Series A Cumulative Preferred Stock in September 1997 totaled approximately $1.7 million as of February 2004 and will be recorded as a reduction in net income (loss) available to common shareholders in the first quarter of 2004.

     In March 2004, the Company purchased its joint venture partner’s ownership interest in both the Evanston, IL Hilton Garden Inn hotel and the Windsor, CT Hilton Garden Inn hotel. Prior to the purchase, Regent Partners, Inc. owned 51 percent of the Evanston hotel and 42.35 percent of the Windsor hotel. The amount paid for Regent’s ownership interest in the Evanston Hilton Garden Inn totaled approximately $6.9 million, and was based on a value of $25.25 million for the sale of the hotel, net of debt assumed of approximately $11.8 million, such assumption being subject to the approval of the lenders under our $125 million line of credit. The amount paid for Regent’s ownership interest in the Windsor Hilton Garden Inn totaled approximately $1.2 million, and was based on a value of $12.25 million for the sale of the hotel, net of debt paid off of approximately $9.3 million. As a result of the purchases, the Company owns 100 percent of the equity in the entities that own the Evanston, IL Hilton Garden Inn and the Windsor, CT Hilton Garden Inn hotels. Prior to the purchase, Barclay leased the Evanston hotel and Windsor Lessee Company LLC leased the Windsor hotel. Barclay will continue to lease the Evanston hotel and, as a result of the purchase, Barclay will assume the lease of the Windsor hotel from Windsor Lessee Company LLC.

     As of December 31, 2003, one wholly owned property, the Secaucus, NJ Holiday Inn, continued to be operated under a long-term lease with Prime. In March 2004, the Company negotiated the transfer of this lease to Barclay at no cost. The Company also expects to receive payment from Prime of approximately $300 as part of the negotiated settlement. The Secaucus, NJ Holiday Inn produced a net loss to Prime of approximately $160 for the year ended December 31, 2003.

WINSTON HOTELS, INC
SCHEDULE III – REAL ESTATE AND ACCUMULATED DEPRECIATION
as of December 31, 2003
($ in thousands)

					Cost Capitalized Subsequent
			Initial Cost		to Acquisition		Gross Amounts Carried at Close of Period
				Buildings and		Buildings and		Buildings and
Description	Encumbrances		Land	Improvements	Land	Improvements	Land	Improvements	Total
Hampton Inn Boone, NC	(a	)	$264	$2,750	$131	$758	$395	$3,508	$3,903
Hampton Inn Brunswick, GA	(a	)	716	3,887	12	834	728	4,721	5,449
Hampton Inn Cary, NC	(a	)	613	4,596	13	1,066	626	5,662	6,288
Hampton Inn Charlotte, NC	(b	)	833	3,609	38	517	871	4,126	4,997
Hampton Inn Durham, NC	(a	)	634	4,582	20	1,334	654	5,916	6,570
Hampton Inn & Suites Gwinnett, GA	(b	)	557	6,959	22	160	579	7,119	7,698
Hampton Inn Hilton Head, SC	(a	)	310	3,969	10	998	320	4,967	5,287
Hampton Inn Jacksonville, NC	(a	)	473	4,140	18	542	491	4,682	5,173
Hampton Inn Las Vegas, NV	(a	)	856	7,945	20	234	876	8,179	9,055
Hampton Inn Perimeter , GA	(b	)	914	6,293	3	141	917	6,434	7,351
Hampton Inn Ponte Vedra, FL	(c	)	1,506	5,218	55	413	1,561	5,631	7,192
Hampton Inn Raleigh, NC	(b	)	697	5,955	44	1,561	741	7,516	8,257
Hampton Inn Southlake, GA	(a	)	680	4,065	24	727	704	4,792	5,496
Hampton Inn W. Springfield, MA	(b	)	916	5,253	6	841	922	6,094	7,016
Hampton Inn White Plains, NY	(b	)	1,382	10,763	52	747	1,434	11,510	12,944
Hampton Inn Wilmington, NC	(a	)	460	3,208	36	630	496	3,838	4,334
Comfort Inn Charleston, SC	(b	)	438	5,853	28	2,493	466	8,346	8,812
Comfort Inn Chester, VA	(a	)	661	6,447	6	499	667	6,946	7,613

[Additional columns below]

[Continued from above table, first column(s) repeated]

				Life Upon
				Which
	Accumulated			Depreciation in
	Depreciation	Net Book Value		Latest Income
	Buildings and	Land, Buildings	Date of	Statement is
Description	Improvements	and Improvements	Acquisition	Computed
Hampton Inn Boone, NC	$1,459	$2,444	6/2/94	30
Hampton Inn Brunswick, GA	1,719	3,730	6/2/94	30
Hampton Inn Cary, NC	2,112	4,176	6/2/94	30
Hampton Inn Charlotte, NC	1,412	3,585	6/2/94	30
Hampton Inn Durham, NC	2,050	4,520	6/2/94	30
Hampton Inn & Suites Gwinnett, GA	1,801	5,897	7/18/96	30
Hampton Inn Hilton Head, SC	1,745	3,542	11/29/94	30
Hampton Inn Jacksonville, NC	1,688	3,485	6/2/94	30
Hampton Inn Las Vegas, NV	1,579	7,476	5/20/98	30
Hampton Inn Perimeter , GA	1,584	5,767	7/19/96	30
Hampton Inn Ponte Vedra, FL	629	6,563	12/1/00	30
Hampton Inn Raleigh, NC	2,343	5,914	5/18/95	30
Hampton Inn Southlake, GA	1,800	3,696	6/2/94	30
Hampton Inn W. Springfield, MA	1,367	5,649	7/14/97	30
Hampton Inn White Plains, NY	2,421	10,523	10/29/97	30
Hampton Inn Wilmington, NC	1,437	2,897	6/2/94	30
Comfort Inn Charleston, SC	2,300	6,512	5/18/95	30
Comfort Inn Chester, VA	2,242	5,371	11/29/94	30

					Cost Capitalized Subsequent
			Initial Cost		to Acquisition		Gross Amounts Carried at Close of Period
				Buildings and		Buildings and		Buildings and
Description	Encumbrances		Land	Improvements	Land	Improvements	Land	Improvements	Total
Comfort Inn Durham, NC	(a	)	947	6,208	40	664	987	6,872	7,859
Comfort Inn Fayetteville, NC	(a	)	1,223	8,047	17	875	1,240	8,922	10,162
Comfort Inn Wilmington, NC	(a	)	532	5,889	31	900	563	6,789	7,352
Comfort Suites Orlando, FL	(b	)	1,357	10,180	46	1,110	1,403	11,290	12,693
Homewood Suites Alpharetta, GA	(a	)	985	6,621	40	96	1,025	6,717	7,742
Homewood Suites Cary, NC	(b	)	1,010	12,367	62	808	1,072	13,175	14,247
Homewood Suites Clear Lake, TX	(b	)	879	5,978	6	343	885	6,321	7,206
Homewood Suites Durham, NC	(a	)	1,074	6,136	(113)	754	961	6,890	7,851
Homewood Suites Lake Mary, FL	(a	)	871	6,987	26	308	897	7,295	8,192
Homewood Suites Phoenix, AZ	(a	)	1,402	9,763	28	81	1,430	9,844	11,274
Homewood Suites Raleigh, NC	(a	)	1,008	10,076	17	484	1,025	10,560	11,585
Holiday Inn Express Abingdon, VA	(a	)	918	2,263	(480)	555	438	2,818	3,256
Holiday Inn Express Clearwater, FL	(a	)	510	5,854	51	1,003	561	6,857	7,418
Holiday Inn Select Dallas, TX	(a	)	1,060	13,615	153	3,434	1,213	17,049	18,262
Holiday Inn Secaucus, NJ	(a	)	—	13,699	—	1,301	—	15,000	15,000
Holiday Inn Tinton Falls, NJ	(a	)	1,261	4,337	7	1,675	1,268	6,012	7,280
Courtyard by Marriott Ann Arbor, MI	(b	)	902	9,850	36	1,127	938	10,977	11,915
Courtyard by Marriott Houston, TX	(a	)	1,211	9,154	99	2,188	1,310	11,342	12,652
Courtyard by Marriott Wilmington, NC	(b	)	742	5,907	5	144	747	6,051	6,798
Courtyard by Marriott Winston-Salem, NC	(a	)	915	5,202	11	590	926	5,792	6,718

[Additional columns below]

[Continued from above table, first column(s) repeated]

				Life Upon
				Which
	Accumulated			Depreciation in
	Depreciation	Net Book Value		Latest Income
	Buildings and	Land, Buildings	Date of	Statement is
Description	Improvements	and Improvements	Acquisition	Computed
Comfort Inn Durham, NC	2,286	5,573	11/29/94	30
Comfort Inn Fayetteville, NC	2,886	7,276	11/29/94	30
Comfort Inn Wilmington, NC	2,472	4,880	6/2/94	30
Comfort Suites Orlando, FL	2,549	10,144	5/1/97	30
Homewood Suites Alpharetta, GA	1,479	6,263	5/22/98	30
Homewood Suites Cary, NC	3,418	10,829	7/9/96	30
Homewood Suites Clear Lake, TX	1,522	5,684	9/13/96	30
Homewood Suites Durham, NC	1,206	6,645	11/14/98	30
Homewood Suites Lake Mary, FL	1,371	6,821	11/4/98	30
Homewood Suites Phoenix, AZ	1,859	9,415	6/1/98	30
Homewood Suites Raleigh, NC	2,040	9,545	3/9/98	30
Holiday Inn Express Abingdon, VA	649	2,607	5/7/96	30
Holiday Inn Express Clearwater, FL	1,539	5,879	8/6/97	30
Holiday Inn Select Dallas, TX	4,565	13,697	5/7/96	30
Holiday Inn Secaucus, NJ	3,129	11,871	5/27/98	30
Holiday Inn Tinton Falls, NJ	1,295	5,985	4/21/98	30
Courtyard by Marriott Ann Arbor, MI	2,468	9,447	9/30/97	30
Courtyard by Marriott Houston, TX	2,646	10,006	7/14/97	30
Courtyard by Marriott Wilmington, NC	1,410	5,388	12/19/96	30
Courtyard by Marriott Winston-Salem, NC	862	5,856	10/3/98	30

					Cost Capitalized Subsequent
			Initial Cost		to Acquisition		Gross Amounts Carried at Close of Period
				Buildings and		Buildings and		Buildings and
Description	Encumbrances		Land	Improvements	Land	Improvements	Land	Improvements	Total
Hilton Garden Inn Albany, NY	(a	)	1,168	11,236	18	60	1,186	11,296	12,482
Hilton Garden Inn Alpharetta, GA	(a	)	1,425	11,719	1	76	1,426	11,795	13,221
Hilton Garden Inn Evanston, IL	(d	)	2,225	15,620	—	(64)	2,225	15,556	17,781
Hilton Garden Inn Raleigh, NC	(a	)	1,901	9,209	13	71	1,914	9,280	11,194
Hilton Garden Inn Windsor, CT	(e	)	2,031	11,238	—	799	2,031	12,037	14,068
Quality Suites Charleston, SC	(b	)	912	11,224	2	1,141	914	12,365	13,279
Residence Inn Phoenix, AZ	(b	)	2,076	13,311	66	450	2,142	13,761	15,903
Fairfield Inn Ann Arbor, MI	(a	)	542	3,743	71	716	613	4,459	5,072

			$43,997	$340,925	$791	$36,184	$44,788	$377,109	$421,897

[Additional columns below]

[Continued from above table, first column(s) repeated]

				Life Upon
				Which
	Accumulated			Depreciation in
	Depreciation	Net Book Value		Latest Income
	Buildings and	Land, Buildings	Date of	Statement is
Description	Improvements	and Improvements	Acquisition	Computed
Hilton Garden Inn Albany, NY	2,128	10,354	5/8/98	30
Hilton Garden Inn Alpharetta, GA	2,290	10,931	3/17/98	30
Hilton Garden Inn Evanston, IL	992	16,789	7/1/01	30
Hilton Garden Inn Raleigh, NC	1,723	9,471	5/8/98	30
Hilton Garden Inn Windsor, CT	1,010	13,058	9/1/00	30
Quality Suites Charleston, SC	3,893	9,386	5/18/95	30
Residence Inn Phoenix, AZ	2,735	13,168	3/3/98	30
Fairfield Inn Ann Arbor, MI	977	4,095	9/30/97	30

	$89,087	$332,810

(a)	Property serves as collateral for the $125,000 line of credit which closed effective December 19, 2001 (see Note 7).

(b)	Property serves as collateral for the $71,000 note through GE Capital Corporation (see Note 7).

(c)	Property serves as collateral for the $5,100 note through GE Capital Corporation (see Note 7).

(d)	Property serves as collateral for the $12,300 note through GE Capital Corporation (see Note 7).

(e)	Property serves as collateral for the $9,385 note through Compass Bank (see Note 7).

WINSTON HOTELS, INC.
NOTES TO SCHEDULE III

			2003	2002
(a	)	Reconciliation of Real Estate:
		Balance at beginning of period	$384,859	$400,138
		Acquisitions during period	—	—
		Dispositions during period	—	17,931
		Consolidation of Joint Ventures	39,041	—
		Reclassification to held for sale	5,969	—
		Additions during period	3,966	2,652

		Balance at end of period	$421,897	$384,859

(b	)	Reconciliation of Accumulated Depreciation:
		Balance at beginning of period	75,212	66,642
		Depreciation for period	12,772	13,240
		Dispositions during period	—	4,670
		Consolidation of Joint Ventures	2,631
		Reclassification to held for sale	1,528	—

		Balance at end of period	$89,087	$75,212

(c)	The aggregate cost of land, buildings and improvements for federal tax purposes is approximately $405,648.

INDEX TO EXHIBITS

Exhibit	Description
3.1	Restated Articles of Incorporation (Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q or filed with the Securities and Exchange Commission on August 4, 1999).

3.2	Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 19, 2001).

4.1	Specimen certificate for Common Stock (Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-11 as filed with the Securities and Exchange Commission (Registration No. 33-76602) effective May 25, 1994).

4.2	Specimen certificate for 9.25% Series A Cumulative Preferred Stock (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on September 15, 1997).

4.3	Specimen certificate for 8.00% Series B Cumulative Preferred Stock (Incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form 8-A as filed with the Securities and Exchange Commission on January 30, 2004).

4.4	Form of Articles of Amendment to the Restated Articles of Incorporation Establishing and Fixing the Rights and Preferences of the 8.00% Series B Cumulative Preferred Stock (Incorporated by reference to Exhibit 4.4(b) to the Company’s Registration Statement on Form 8-A as filed with the Securities and Exchange Commission on January 30, 2004).

10.1	Second Amended and Restated Agreement of Limited Partnership of WINN Limited Partnership (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on July 24, 1997).

10.2	Amendment No. 1 dated September 11, 1997, to Second Amended and Restated Agreement of Limited Partnership of WINN Limited Partnership (Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on September 15, 1997).

10.3	Amendment No. 2 dated December 31, 1997, to Second Amended and Restated Agreement of Limited Partnership of WINN Limited Partnership (Incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 27, 1998 and as amended by Form 10-K/A filed with the Securities and Exchange Commission on April 1, 1998).

10.4	Amendment No. 3 dated September 14, 1998, to Second Amended and Restated Agreement of Limited Partnership of WINN Limited Partnership (Incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 17, 2000).

10.5	Amendment No. 4 dated October 1, 1999, to Second Amended and Restated Agreement of Limited Partnership of WINN Limited Partnership (Incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on November 12, 1999).

10.6	Amendment No. 5 dated as of January 1, 2002, to Second Amended and Restated Agreement of Limited Partnership of WINN Limited Partnership (Incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 15, 2002).

10.7	Amendment No. 6 dated as of April 2, 2002, to Second Amended and Restated Agreement of Limited Partnership of WINN Limited Partnership (Incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 14, 2003).

10.8	Amendment No. 7 dated as of October 10, 2003, to Second Amended and Restated Agreement of Limited Partnership of WINN Limited Partnership (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on November 12, 2003).

10.9	Amendment No. 8 dated as of February 24, 2004, to Second Amended and Restated Agreement of Limited Partnership of WINN Limited Partnership.

10.10	Limitation of Future Hotel Ownership and Development Agreement (Incorporated by reference to Exhibit 10.37 to the Company’s Registration Statement on Form S-11 as filed with the Securities and Exchange Commission (Registration No. 33-91230) effective May 11, 1995).

10.11	Winston Hotels, Inc. Stock Incentive Plan as amended May 1998 (Incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-8 as filed with the Securities and Exchange Commission on July 29, 1998 (Registration No. 333-60079)).

10.12	Amendments to Winston Hotels, Inc. Stock Incentive Plan as Amended May 1998 (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on October 14, 2003).

10.13	Amended and Restated Winston Hotels, Inc. Executive Deferred Compensation Plan (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on October 14, 2003).

10.14	Loan Agreement by and between Winston SPE LLC and CMF Capital Company LLC dated November 3, 1998 (Incorporated by reference to Exhibit 10.01 to the Company’s Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on November 16, 1998 and as amended on Form 10-Q/A filed with the Securities and Exchange Commission on February 23, 1999).

10.15	Promissory note dated November 3, 1998 by and between Winston SPE LLC and CMF Capital Company, LLC (Incorporated by reference to Exhibit 10.02 to the Company’s Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on November 16, 1998 and as amended on Form 10-Q/A filed with the Securities and Exchange Commission on February 23, 1999).

10.16	Second Amended and Restated Syndicated Credit Agreement, dated as of December 19, 2001, among Wachovia Bank, N.A., Branch Banking and Trust Company, SouthTrust Bank, N.A., Centura Bank, Winston Hotels, Inc., WINN Limited Partnership and Wachovia Bank, N.A. as Agent (the “Credit Agreement”) (Incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 15, 2002).

10.17	Fifth Amendment to Second Amended and Restated Syndicated Credit Agreement, dated as of September 8, 2003 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on October 2, 2003).

10.18	Amended and Restated Promissory Note, dated as of December 19, 2001, from Winston Hotels, Inc. and WINN Limited Partnership to Wachovia Bank, N.A. for the principal sum of $48,000,000 pursuant to the Credit Agreement (Incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 15, 2002).

10.19	Amended and Restated Promissory Note, dated as of December 19, 2001, from Winston Hotels, Inc. and WINN Limited Partnership to Branch Banking and Trust Company for the principal sum of $40,000,000 pursuant to the Credit Agreement (Incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 15, 2002).

10.20	Amended and Restated Promissory Note, dated as of December 19, 2001, from Winston Hotels, Inc. and WINN Limited Partnership to SouthTrust Bank, N.A. for the principal sum of $22,000,000 pursuant to the Credit Agreement (Incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 15, 2002).

10.21	Amended and Restated Promissory Note, dated as of December 19, 2001, from Winston Hotels, Inc. and WINN Limited Partnership to Centura Bank for the principal sum of $15,000,000 pursuant to the Credit Agreement (Incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 15, 2002).

10.22	Extension Agreement; Second Modification Agreement of Form of Deed of Trust, Assignment of Rents, Security Agreement and Financing Statement used to secure certain obligations under the Credit Agreement (not including certain variations existing in the different states where the properties are located) (Incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 15, 2002).

10.23	Leasehold Acquisition Agreement, dated as of June 28, 2002, by and among Winston Hotels, Inc., CapStar Winston Company, LLC, MeriStar Management Company, LLC, Barclay Hospitality Services Inc. and certain affiliates of the foregoing parties (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on July 15, 2002).

10.24	Termination Agreement between Barclay Hospitality Services Inc. and Interstate Management and Investment Corporation, dated as of July 1, 2003 (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on August 13, 2003).

10.25	Hotel Management Agreement, dated July 1, 2002, by and between Barclay Hospitality Services, Inc. and MeriStar Management Company, L.L.C. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on July 15, 2002).

10.26	Hotel Management Agreement by and between Barclay Hospitality Services, Inc. and Alliance Hospitality Management, LLC, dated as of July 1, 2003 (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on August 13, 2003).

10.27	Employment Agreement, dated January 2, 2003, by and between Robert W. Winston, III and Winston Hotels, Inc. (Incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 14, 2003).

10.28	Employment Agreement, dated January 2, 2003, by and between Kenneth R. Crockett and Winston Hotels, Inc. (Incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 14, 2003).

10.29	Employment Agreement, dated January 2, 2003, by and between Joseph V. Green and Winston Hotels, Inc. (Incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 14, 2003).

21.1	Subsidiaries of the Registrant.

23.1	Consent of Independent Accountants (PricewaterhouseCoopers LLP).

31.1	Section 302 Certification of Chief Executive Officer.

31.2	Section 302 Certification of Chief Financial Officer.

32.1	Section 906 Certification of Chief Executive Officer.

32.2	Section 906 Certification of Chief Financial Officer.

99.1	Risk Factors.