Form 10-Q
period 2004-03-31
WINSTON HOTELS INC
filed 2004-05-10
CIK 920605

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004	Commission file number 0-23732

WINSTON HOTELS, INC.

(Exact name of registrant as specified in its charter)

North Carolina (State of incorporation)	56-1624289 (I.R.S. Employer Identification No.)

2626 Glenwood Avenue
Raleigh, North Carolina 27608
(Address of principal executive offices)
(Zip Code)

(919) 510-6019
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

Yes ☒      No ☐

The number of shares of Common Stock, $.01 par value, outstanding on April 30, 2004 was 26,340,292.

WINSTON HOTELS, INC.
Index

WINSTON HOTELS, INC.
CONSOLIDATED BALANCE SHEETS
($ in thousands, except per share amounts)

	March 31, 2004	December 31, 2003
	(unaudited)
ASSETS
Land	$44,441	$44,788
Buildings and improvements	374,757	377,109
Furniture and equipment	48,007	51,323

Operating properties	467,205	473,220
Less accumulated depreciation	125,742	128,540

	341,463	344,680
Properties under development	6,080	3,521

Net investment in hotel properties	347,543	348,201
Assets held for sale	2,100	2,100
Corporate FF&E, net	544	621
Cash	7,082	5,623
Accounts receivable	3,660	2,505
Lease revenue receivable	—	179
Notes receivable	7,416	5,016
Investment in joint ventures	2,203	1,607
Deferred expenses, net	2,782	2,935
Prepaid expenses and other assets	7,811	8,653
Deferred tax asset	10,465	9,821

Total assets	$391,606	$387,261

LIABILITIES AND SHAREHOLDERS’ EQUITY
Due to banks	$37,900	$29,200
Long-term debt	82,599	91,284
Accounts payable and accrued expenses	11,448	11,484
Distributions payable	4,882	5,870

Total liabilities	136,829	137,838

Minority interest	10,681	17,489

Shareholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized, 3,000,000 shares issued and outstanding	—	30
Preferred stock, $.01 par value, 5,000,000 shares authorized, 3,680,000 shares issued and outstanding (liquidation preference of $92,736)	37	—
Common stock, $.01 par value, 50,000,000 shares authorized, 26,340,292 and 26,270,805 shares issued and outstanding	264	263
Additional paid-in capital	323,387	307,089
Accumulated other comprehensive loss	—	(33)
Unearned compensation	(1,005)	(527)
Distributions in excess of earnings	(78,587)	(74,888)

Total shareholders’ equity	244,096	231,934

Total liabilities and shareholders’ equity	$391,606	$387,261

The accompanying notes are an integral part of the consolidated financial statements.

WINSTON HOTELS, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Three Months Ended	Three Months Ended
	March 31, 2004	March 31, 2003
Revenue:
Rooms	$29,896	$25,849
Food and beverage	1,960	1,686
Other operating departments	1,010	1,091
Percentage lease revenue	692	810
Interest and other income	361	366

Total revenue	33,919	29,802

Hotel operating expenses:
Rooms	6,777	6,075
Food and beverage	1,469	1,305
Other operating departments	734	736
Undistributed operating expenses:
Property operating expenses	7,195	5,951
Real estate taxes and property and casualty insurance	1,678	1,698
Franchise costs	2,154	1,811
Maintenance and repair	1,864	1,585
Management fees	740	548
Percentage lease expense	—	908
General and administrative	1,631	1,485
Depreciation	4,520	4,595
Amortization	329	221

Total operating expenses	29,091	26,918

Operating income	4,828	2,884
Interest expense	1,731	1,962

Income before allocation to minority interest in Partnership, allocation to minority interest in consolidated joint ventures, income taxes, and equity in income (loss) of unconsolidated joint ventures	3,097	922
Income (loss) allocation to minority interest in Partnership	4	(12)
Income allocation to minority interest in consolidated joint ventures	184	—
Income tax benefit	(718)	(488)
Equity in income (loss) of unconsolidated joint ventures	(21)	135

Income from continuing operations	3,606	1,557
Discontinued operations:
Loss from discontinued operations	(101)	(24)
Gain on sale of discontinued operations	285	—
Loss on impairment of asset held for sale	(23)	—

Net income	3,767	1,533
Preferred stock distribution	(1,795)	(1,734)
Loss on redemption of Series A Preferred Stock	(1,720)	—

Net income (loss) applicable to common shareholders	$252	$(201)

Income (loss) per common share:
Basic and diluted:
Loss from continuing operations	$—	$(0.01)
Income from discontinued operations	0.01	—

Net income (loss) per common share	$0.01	$(0.01)

Weighted average number of common shares	26,216	20,074
Weighted average number of common shares assuming dilution	27,578	20,074

The accompanying notes are an integral part of the consolidated financial statements.

WINSTON HOTELS, INC.
UNAUDITED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2004
(in thousands, except per share amounts)

								Accumulated
	Preferred Stock		Common Stock		Additional		Distributions	Other	Total
					Paid-in	Unearned	In Excess of	Comprehensive	Shareholders’
	Shares	Dollars	Shares	Dollars	Capital	Compensation	Earnings	Loss	Equity
Balances at December 31, 2003	3,000	$30	26,271	$263	$307,089	$(527)	$(74,888)	$(33)	$231,934
Issuance of shares and other	3,680	37	69	1	89,548	(709)	—	—	88,877
Redemption of Preferred A Stock	(3,000)	(30)	—	—	(73,250)	—	(1,720)	—	(75,000)
Distributions ($0.15 per common share)	—	—	—	—	—	—	(3,951)	—	(3,951)
Distributions ($0.353 per preferred A share)	—	—	—	—	—	—	(1,059)	—	(1,059)
Distributions ($0.20 per preferred B share)	—	—	—	—	—	—	(736)	—	(736)
Unearned compensation amortization	—	—	—	—	—	231	—	—	231
Comprehensive income:
Net income	—	—	—	—	—	—	3,767	—
Unrealized holding loss arising on interest rate swap	—	—	—	—	—	—	—	33
Total comprehensive income									3,800

Balances at March 31, 2004	3,680	$37	26,340	$264	$323,387	$(1,005)	$(78,587)	$—	$244,096

The accompanying notes are an integral part of the consolidated financial statements.

WINSTON HOTELS, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in thousands)

	Three Months Ended	Three Months Ended
	March 31, 2004	March 31, 2003
Cash flows from operating activities:
Net income	$3,767	$1,533
Adjustments to reconcile net income to net cash provided by operating activities:
Income (loss) allocation to minority interest in Partnership	12	(13)
Income allocation to minority interest in consolidated joint ventures	184	—
Depreciation	4,539	4,721
Amortization	329	221
Income tax benefit	(644)	(551)
Gain on sale of hotel properties	(299)	—
Loss on impairment of hotel properties	24	—
(Income) loss allocations from unconsolidated joint ventures	21	(135)
Distributions from joint ventures	—	433
Unearned compensation amortization	231	170
Changes in assets and liabilities:
Lease revenue receivable	179	—
Accounts receivable	(1,155)	(1,211)
Prepaid expenses and other assets	842	155
Accounts payable and accrued expenses	(3)	609

Net cash provided by operating activities	8,027	5,932

Cash flows from investing activities:
Note receivable	(2,400)	—
Deferred acquisition costs	10	—
Acquisition of minority interest	(8,162)	—
Investment in hotel properties, net	(5,032)	(1,675)
Sale of hotel properties	3,350	—
Investment in unconsolidated joint ventures	(617)	(56)

Net cash used in investing activities	(12,851)	(1,731)

Cash flows from financing activities:
Fees paid in connection with financing activities	(186)	(8)
Payment of distributions to shareholders	(6,734)	(4,756)
Payment of distributions to minority interest	(195)	(195)
Distributions to minority interest in consolidated joint ventures	(467)	—
Proceeds from issuance of Series B Preferred shares, net	88,850	—
Redemption of Series A Preferred shares, net	(75,000)	—
Net increase in due to banks	8,700	3,500
Decrease in long-term debt	(8,685)	(334)

Net cash provided by (used in) financing activities	6,283	(1,793)

Net increase in cash	1,459	2,408
Cash at beginning of period	5,623	1,510

Cash at end of period	$7,082	$3,918

Supplemental disclosure:
Cash paid for interest	$1,746	$2,620

Summary of non-cash investing and financing activities:
Distributions to shareholders declared but not paid	$5,746	$4,763
Distributions to minority interest in Partnership declared but not paid	195	195
Deferred equity compensation	709	354
Interest rate awap adjustment to market value	33	135
Adjustment to minority interest due to issuance of common stock and change in accumulated other comprehensive loss	27	(14)

The accompanying notes are an integral part of the consolidated financial statements.

WINSTON HOTELS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands, except per share amounts)

1.	ORGANIZATION

Winston Hotels, Inc. (the “Company”), headquartered in Raleigh, North Carolina, operates so as to qualify as a real estate investment trust (“REIT”) for federal income tax purposes. During 1994, the Company completed an initial public offering of its common stock (“Common Stock”), utilizing the majority of the proceeds to acquire one hotel and a general partnership interest (as the sole general partner) in WINN Limited Partnership (the “Partnership”). The Partnership used a substantial portion of the proceeds to acquire nine additional hotel properties. The Company and the Partnership (together with the Partnership’s wholly owned subsidiaries, Barclay Hospitality Services Inc. (“Barclay”), Winston SPE, LLC, and Winston Finance LLC), are collectively referred to as the “Company”. As of March 31, 2004, the Company’s ownership in the Partnership was 95.30 percent.

The accompanying unaudited consolidated financial statements reflect, in the opinion of management, all adjustments necessary for a fair presentation of the interim financial statements. All such adjustments are of a normal and recurring nature. Certain reclassifications have been made to the 2003 financial statements to conform to the 2004 presentation. These reclassifications have no effect on net income or shareholders’ equity previously reported. Due to the seasonality of the hotel business, the information for the three months ended March 31, 2004 and 2003 is not necessarily indicative of the results for a full year. This Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

As of March 31, 2004, the Company owned or was invested in 50 hotel properties in 16 states having an aggregate of 7,069 rooms. This included 45 wholly owned properties with an aggregate of 6,388 rooms, a 49 percent ownership interest in one joint venture hotel with an aggregate of 118 rooms, and a 13.05 percent ownership interest in four joint venture hotels with an aggregate of 563 rooms. The Company also had issued mezzanine loans to owners of four hotels with an aggregate of 591 rooms. The Company also held a 48.78% ownership interest in another joint venture that is currently constructing a 147-room Courtyard by Marriott hotel that is scheduled to open in the third quarter of 2004. The Company does not hold an ownership interest in any of the hotels for which it has provided mezzanine financing. All of the Company’s hotels are operated under franchises from nationally recognized franchisors including Marriott International, Inc., Hilton Hotels Corporation, Intercontinental Hotels Group PLC, (formerly Six Continents PLC) and Choice Hotels International.

Currently, Alliance Hospitality Management, LLC manages 40 of the Company’s 50 hotels, Concord Hospitality Enterprises Company manages three hotels, Promus Hotels, Inc., an affiliate of Hilton Hotels Corporation manages three hotels, and New Castle Hotels, Sage Hospitality Resources, LLC, Noble Investment Group, Ltd., and Prism Hospitality Corp. each manage one hotel.

In March 2004, the Company negotiated the transfer of the long-term lease with Secaucus Holding Corporation, a wholly owned subsidiary of Prime Hospitality Corp. (“Prime”) for the Secaucus, NJ Holiday Inn to Barclay. The Company received a net payment from Prime of $269 as part of the negotiated settlement. This amount is included in percentage lease revenue in the accompanying unaudited consolidated statement of operations for the three months ended March 31, 2004. Alliance manages the hotel. With the transfer of this lease to Barclay, the Company is no longer the lessor of any hotel leases with unrelated third parties. Therefore, unless the Company enters into third party hotel leases, as the lessor, in the future, the Company will not record percentage lease revenue in its consolidated statement of operations.

2.	MINORITY INTEREST

Minority interest as of March 31, 2004 and December 31, 2003, consists of Minority Interest in the Partnership of $7,461 and $7,671, respectively, and minority interest in consolidated joint ventures of $3,220 and $9,818, respectively.

Minority Interest in the Partnership. Certain hotel properties have been acquired, in part, by the Partnership, through the issuance of limited partnership units of the Partnership. The equity interest in the Partnership created by these transactions represents the Company’s minority interest liability. The Company’s minority interest liability is: (i) increased or decreased by its pro-rata share of the net income or net loss, respectively, of the Partnership; (ii) decreased by distributions to unit holders; (iii) decreased by redemption of Partnership units for the Company’s Common Stock; and (iv) adjusted to equal the net equity of the Partnership multiplied by the limited partners’ ownership percentage immediately after each issuance of units of the Partnership and/or Common Stock of the Company through an adjustment to additional paid-in capital. Income (loss) is allocated to minority interest based on the weighted average percentage ownership throughout the year.

Minority Interest in Consolidated Joint Ventures. Certain ownership interests in hotel properties have been acquired, in part, by the Company, through joint venture agreements. The equity interests of the Company’s joint venture partners of the consolidated joint ventures represent the Company’s minority interest liability (see Note 9). The Company’s minority interest liability is: (i) increased or decreased by its joint venture partners’ pro-rata share of the net income or net loss of the respective joint venture, and (ii) decreased by distributions to its joint venture partners. Income (loss) is allocated to minority interest in accordance with the provisions of each joint venture’s operating agreement.

3.	DERIVATIVE INSTRUMENTS

The Company’s financing facilities consist of a $125,000 variable rate line of credit that matures in December 2004 (the “Line”); a $71,000 fixed rate (7.375 percent) loan with a ten-year maturity, due December 1, 2008, and a twenty-five-year amortization period; a $5,100 variable rate (LIBOR +3%) loan with a ten-year maturity, due February 1, 2011, and a twenty-five-year amortization period; a $12,300 variable rate (LIBOR +3%) loan with a ten-year maturity, due August 1, 2011, and a twenty-year amortization period; and a $9,147 variable rate (LIBOR + 3.8% during construction) construction loan with a funding cutoff date of October 1, 2004, at which time the interest rate will be fixed and the payments will be determined. The Line, which expires in December 2004, bears interest generally at rates from 30-day LIBOR plus 1.75% to 30-day LIBOR plus 2.50%, based on the Company’s consolidated debt leverage ratio as of the end of each previous calendar quarter. The Company’s interest rate as of March 31, 2004 was 30-day LIBOR (1.109% as of March 31, 2004) plus 1.75%. The Company’s interest rate beginning April 1, 2004 and for the second quarter remained at 30-day LIBOR plus 1.75%.

To seek to manage overall interest rate risk, the Company uses interest rate hedging instruments to convert a portion of its variable-rate debt to fixed-rate debt. Interest rate differentials that arise under these instruments are recognized as interest expense over the life of the contracts. The Company’s only such instrument during the quarter ended March 31, 2004 was an interest rate swap instrument, the term of which started March 31, 2003 and ended February 27, 2004. The interest rate swap instrument effectively replaced the Company’s variable interest rate based on 30-day LIBOR on $50,000 of the Line with a fixed interest rate based on a base rate of 1.505% until February 27, 2004, and was therefore characterized as a cash flow hedge. The Line’s interest rate spread was 1.75% equating to an effective fixed rate of 3.255% on $50,000 from January 1, 2004 to February 27, 2004.

4.	EARNINGS PER SHARE

The following is a reconciliation of net income (loss) applicable to common shareholders used in the net income (loss) per common share calculation to the net income (loss) assuming dilution used in the net income (loss) per common shares – assuming dilution calculation:

	Three Months Ended
	March 31,
	2004	2003
Income from continuing operations	$3,606	$1,557
Less: preferred shares distribution	(1,795)	(1,734)
Less: loss on redemption of Series A Preferred Stock	(1,720)	—

Income (loss) from continuing operations to common shareholders	91	(177)
Income (loss) from discontinued operations	161	(24)

Net income (loss) applicable to common shareholders	252	(201)
Plus: income allocation to minority interest in Partnership	12	—

Net income (loss) assuming dilution	264	(201)

The following is a reconciliation of the weighted average shares used in net income (loss) per common share to the weighted average shares used in net income (loss) per common share – assuming dilution:

	Three Months Ended
	March 31,
	2004	2003
Weighted average number of common shares	26,216	20,074
Minority interest units with redemption rights	1,298	—
Stock options and stock grants	64	—

Weighted average number of common shares assuming dilution	27,578	20,074

As of March 31, 2003, there were 1,298,480 Partnership units outstanding, 795,000 stock options outstanding, and 119,773 unvested stock grants outstanding, which were antidilutive.

During the first quarter of 2004, the Company declared quarterly cash dividends of $0.15 per common share, $0.578125 per Series A preferred share for the period from January 1, 2004 through February 24, 2004 and $0.20 per Series B preferred share for the period from February 24, 2004 (the issuance date of the new Series B cumulative preferred stock) through March 31, 2004.

5.	INCOME TAXES

The Company accounts for income taxes in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes.” Under SFAS 109, the Company accounts for income taxes using the asset and liability method under which deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. The income tax benefit for the three months ended March 31, 2004 consists of a deferred federal income tax benefit of $593 and a deferred state income tax benefit of $51.

The benefit from income taxes and related deferred tax asset were calculated using an effective tax rate of 38 percent applied to the loss of Barclay. The deferred tax asset also relates to the cost of acquiring the leases for 47 of the Company’s hotel properties from Interstate, which was expensed for financial reporting purposes in 2002. For tax purposes, this payment is being amortized over the lives of the leases. The Company believes that Barclay, through strategic tax planning, will generate sufficient future taxable income to realize in full the deferred tax asset. Accordingly, no valuation allowance has been recorded as of March 31, 2004.

6.	STOCK-BASED COMPENSATION

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

	Three Months Ended
	March 31,
	2004	2003
Net income (loss) applicable to common shareholders, as reported	$252	$(201)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	—	5

Pro forma net income (loss) applicable to common shareholders	252	(206)

Earnings (loss) per share:
Basic and diluted – as reported	$0.01	$(0.01)

Basic and diluted – pro forma	$0.01	$(0.01)

7.	ACCOUNTING FOR LONG-LIVED ASSETS

The Company evaluates the potential impairment of its individual long-lived assets, principally its wholly owned hotel properties and the hotel properties in which it owns an interest through joint ventures in accordance with FASB No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“FASB No. 144”). The Company records an impairment charge when it believes an investment in a hotel has been impaired, such that the Company’s estimate of future undiscounted cash flows, together with its estimate of an anticipated liquidation amount, would not recover the then current carrying value of the investment in the hotel property, or when the Company classifies a property as “held for sale” pursuant to FASB No. 144 and the carrying value exceeds fair market value. The Company considers many factors and makes certain subjective assumptions when making this assessment, including but not limited to, general market and economic conditions, operating results over the past several years, the performance of similar properties in the same market and expected future operating results based on a variety of assumptions. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments, thereby possibly requiring an impairment charge in the future. In addition, if the Company’s assumptions regarding future undiscounted cash flows and anticipated liquidation amounts are incorrect, a future impairment charge may be required. Further, the Company currently owns certain hotels for which the carrying value exceeds current market value. The Company does not believe an impairment charge for these hotels is appropriate since the Company’s forecast of future undiscounted cash flows, including an anticipated liquidation amount, exceeds the current carrying value. However, should the Company approve of a plan to sell these properties, an impairment charge would be required.

8.	SUMMARIZED FINANCIAL STATEMENT INFORMATION FOR JOINT VENTURES

The Company participates in four joint venture agreements to develop and own hotel properties, one with Marsh Landing Investment, L.L.C. (“Marsh Landing”), one with Charlesbank Capital Partners, LLC (“Charlesbank”) and Concord Hospitality Enterprises Company (“Concord”), one with Charlesbank and Shelton III Hotel Equity LLC, owned in part by New Castle Hotels LLC (“New Castle”), and one with Chapel Hill Investments, LLC. The Company entered into the joint ventures with Marsh Landing during 2000, with Charlesbank and Concord during the fourth quarter of 2002, with Chapel Hill Investments, LLC during the third quarter of 2003, and with Charlesbank and New Castle during the first quarter of 2004.

The Company currently owns a 49 percent interest in the joint venture with Marsh Landing that owns the Ponte Vedra, FL Hampton Inn. Charles Winston and James Winston, both of whom are directors of the Company, control the remaining 51 percent interest in the Marsh Landing joint venture. The results of operations for the quarter ended March 31, 2004 and the balance sheet as of March 31, 2004 of this joint venture are consolidated in the Company’s consolidated financial statements and all intercompany accounts are eliminated pursuant to FASB Interpretation No. 46 (See Note 9).

During the first quarter of 2004, the Company purchased its joint venture partner’s ownership interest in both the Evanston, IL Hilton Garden Inn hotel and the Windsor, CT Hilton Garden Inn hotel. Prior to the purchase, Regent Partners, Inc. owned 51 percent of the Evanston hotel and 42.35 percent of the Windsor hotel, and the Company owned 49 percent and 57.65 percent, respectively. The amount paid for Regent’s ownership interest in the Evanston Hilton Garden Inn totaled approximately $6,900, and was based on an imputed value of $25,250 for the sale of the hotel, subject to approximately $11,800 of debt. The amount paid for Regent’s ownership interest in the Windsor Hilton Garden Inn totaled approximately $1,200, and was based on an imputed value of $12,250 for the sale of the hotel, net of debt paid off of approximately $9,300. As a result of these purchases, the Company owns 100 percent of the equity in the entities that own the Evanston, IL Hilton Garden Inn and the Windsor, CT Hilton Garden Inn hotels. Prior to the purchase, Barclay leased the Evanston hotel and Windsor Lessee Company LLC leased the Windsor hotel. Barclay continues to lease the Evanston hotel and, as a result of the purchase, Barclay assumed the lease of the Windsor hotel from Windsor Lessee Company LLC. The results of operations for the quarter ended March 31, 2004 and the balance sheet as of March 31, 2004 of these hotels are consolidated in the Company’s consolidated financial statements and all intercompany accounts are eliminated.

During 2002, the Company entered into a joint venture agreement with Charlesbank with the intention to acquire more than $100,000 of hotel assets (the “Charlesbank Venture”). Charlesbank is a private investment firm that manages capital on behalf of a wide range of institutional investors. The Charlesbank Venture and Concord subsequently formed a new joint venture entity, WCC Project Company LLC. The Charlesbank Venture is the managing member of WCC Project Company LLC. The West Des Moines, IA Fairfield Inn & Suites, the Beachwood, OH Courtyard by Marriott, and the Houston, TX Best Western Park Place Suites are owned by WCC Project Company LLC. The Houston, TX Park Place Suites is currently being renovated and is expected to be converted to a Springhill Suites by Marriott during the second quarter of 2004. Charlesbank owns an indirect ownership interest of 73.95 percent of WCC Project Company LLC, Concord owns 13 percent and the Company owns an indirect ownership interest of 13.05 percent. During the first quarter of 2004, the Charlesbank Venture and New Castle formed a new joint venture entity, WNC Project Company LLC. New Castle is the managing member of WNC Project Company LLC. The Shelton, CT Ramada Plaza hotel, which was purchased in the first quarter of 2004, is owned by WNC Project Company LLC. This hotel is currently being renovated and is expected to be converted to a Courtyard by Marriott during the first quarter of 2005. Charlesbank owns an indirect ownership interest of 73.95 percent of WNC Project Company LLC, New Castle owns 13 percent and the Company owns an indirect ownership interest of 13.05 percent. The total hotel assets of the four hotels owned, in part, by the Charlesbank Venture were approximately $35 million as of March 31, 2004, and are expected to be approximately $44 million upon completion of all renovation procedures.

During the third quarter of 2003, the Company entered into a joint venture agreement (the “Chapel Hill Joint Venture”) with Chapel Hill Investments, LLC to develop and own hotel properties. The Chapel Hill Joint Venture is currently developing a 147-room Courtyard by Marriott hotel in Chapel Hill, NC, which is expected to open in the third quarter of 2004. The Company currently owns a 48.78 percent interest in the Chapel Hill Joint Venture, while Chapel Hill Investments, LLC owns a 51.22 percent interest. The Company also has provided an additional $1,453 to capitalize the development of the hotel in exchange for a preferred membership interest (“Preferred Contribution”) in the Chapel Hill Joint Venture. The Company’s Preferred Contribution requires the Chapel Hill Joint Venture to pay monthly dividends to the Company during construction of the hotel at an annual yield of 30-day LIBOR plus 5.885 percent, plus an accrued dividend at an annual yield of 8 percent. Once the hotel opens, and until the Preferred Contribution and all dividends payable and accrued thereon are paid in full, the Company’s Preferred Contribution requires a paid monthly dividend to the Company equal to a floating rate equal to 30-day LIBOR plus that percentage that will generate an annual dividend yield of 10 percent. The percentage rate to be added to 30-day LIBOR will not be known until the day the hotel opens. During this time, the Company’s Preferred Contribution also requires additional dividend payments to the Company equal to 1 percent of gross revenue of the hotel, which is paid currently, and an additional 1 percent of gross revenue of the hotel, which accrues. Also, after the second anniversary of the funding (the “Funding”) of the Preferred Contribution, the Company is scheduled to receive equal consecutive monthly payments sufficient to retire the Preferred Contribution on the tenth anniversary of the Funding. The Preferred Contribution, together with all unpaid and accrued dividends and any other applicable amounts relating thereto, is due and payable on the third anniversary of the Funding. The maturity date of the Preferred Contribution may be extended, subject to a fee equal to 1 percent of the unpaid amount of the Preferred Contribution for a one-year extension, and a fee equal to 2 percent of the unpaid amount of the Preferred Contribution for a two-year extension. The Company will receive $700 for development services provided during construction. Chapel Hill Investments, LLC is owned 52 percent by Charles Winston and James Winston, both of whom are directors of the Company, and 48 percent by three unrelated private investors. The results of operations for the quarter ended March 31, 2004 and the balance sheet as of March 31, 2004 of this joint venture are consolidated in the Company’s consolidated financial statements and all intercompany accounts are eliminated pursuant to FASB Interpretation No. 46 (See Note 9).

As of March 31, 2004, total assets of the two unconsolidated joint ventures, one with Charlesbank and Concord and one with Charlesbank and New Castle were $36,282, total liabilities were $22,275, and total equity was $14,007. For the three months ended March 31, 2004, total revenue of the two unconsolidated joint ventures was $2,306, total expenses were $2,433, resulting in net loss of $127.

As of March 31, 2004, total assets of the two consolidated joint ventures were $14,337, total liabilities were $8,040, and total equity was $6,297. For the three months ended March 31, 2004, total revenue of the two consolidated joint ventures was $403, total expenses were $247, resulting in a net income of $156. The Company’s resulting share of the net income was $77.

For the period during the first quarter of 2004 that Evanston, Windsor and Windsor Lessee were not wholly owned by the Company, their total revenue was $1,674, total expenses were $1,472, resulting in net income of $202. The Company’s resulting share of the net income was $98.

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

This Interpretation applies immediately to variable interest entities created after January 31, 2003, and to variable interest entities in which an enterprise obtains a variable interest after that date. For the Company, it applies in the first fiscal year or interim period ending after December 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003.

As discussed in Note 8 above, the Company participates in four joint venture agreements to develop and own hotel properties. The Company has also issued four mezzanine loans to owners of four hotels. The management of the Company has analyzed the terms and provisions of each of these arrangements, and has determined the following:

Marsh Landing Joint Venture:

This joint venture is considered to be a VIE and the Company is considered to be the primary beneficiary. Therefore, the Company, which owns a 49 percent interest, has consolidated the balance sheet of the Marsh Landing Joint Venture beginning as of December 31, 2003, and has consolidated the results of operations beginning with the first quarter of 2004. For the three months ended March 31, 2004, total revenue was $401, total expenses were $191, resulting in a net income of $210. As of March 31, 2004, total assets of the joint venture were $7,277, total liabilities were $4,957, resulting in stockholders’ equity totaling $2,320. The Company’s share of the equity of this joint venture totaled $1,137 as of March 31, 2004.

Charlesbank Joint Ventures:

The Company has determined that it is not required to consolidate either of the Charlesbank joint ventures as it is not the primary beneficiary. Therefore, the Company, which owns an indirect ownership interest of 13.05 percent, has accounted for and will continue to account for its investment under the equity method of accounting. For the three months ended March 31, 2004, total revenue of the Charlesbank joint ventures was $2,306, total expenses were $2,433, resulting in net loss of $(127). As of March 31, 2004, total assets of the joint ventures were $36,282, total liabilities were $22,275, resulting in stockholders’ equity totaling $14,007. The Company’s equity balance exposed to loss as a result of its involvement in these joint ventures totaled $1,827 as of March 31, 2004.

Regent Joint Ventures:

During the first quarter of 2004, the Company purchased its joint venture partner’s ownership interest in both the Evanston, IL Hilton Garden Inn hotel and the Windsor, CT Hilton Garden Inn hotel (see Note 8). These two joint ventures owned the Windsor, CT Hilton Garden Inn (the “Windsor Joint Venture”) and the Evanston, IL Hilton Garden Inn (the “Evanston Joint Venture”). These joint ventures were considered to be VIE’s and the Company was considered to be the primary beneficiary. Therefore, the Company, which owned a 57.65% interest and a 49% interest, respectively, consolidated the balance sheets of the Windsor Joint Venture and the Evanston Joint Venture beginning as of December 31, 2003, and consolidated the results of operations beginning with the first quarter of 2004. For the period that the property was a joint venture, during the three months ended March 31, 2004, total revenue of the Windsor Joint Venture and the Evanston Joint Venture was $362 and $494, respectively, total expenses were $240 and $281, respectively, resulting in net income of $122 and $213, respectively.

The Company also owned a 57.65% interest in Windsor Lessee Company, LLC, the lessee of the Windsor, CT Hilton Garden Inn. Barclay assumed this lease at the time the Company purchased Regent’s interest in the Windsor Hilton Garden Inn. This joint venture was considered to be a VIE and the Company was considered to be the primary beneficiary. The Company consolidated the balance sheet of Windsor Lessee Company, LLC beginning as of December 31, 2003, and consolidated the results of operations beginning with the first quarter of 2004. For the period that the lessee was a joint venture, during the three months ended March 31, 2004, total revenue of Windsor Lessee Company, LLC was $818, total expenses were $951 resulting in a net loss of $(133).

Chapel Hill Joint Venture:

This joint venture is considered to be a VIE, the Company is considered to be the primary beneficiary and it was created in August 2003 (after January 31, 2003). Therefore, the Company, which owns a 48.78% interest, has consolidated the joint venture’s results of operations and balance sheet beginning with the third quarter 2003. For the three months ended March 31, 2004, total revenue was $2, total expenses were $55, resulting in a net loss of $(53). As of March 31, 2004, total assets were $7,060, total liabilities were $3,083, including $1,271 of long term debt, resulting in stockholders’ equity totaling $3,977. The Company’s share of equity of this joint venture totaled $1,940 as of March 31, 2004, and its Preferred Contribution totaled $1,453 as of March 31, 2004.

Noble Investment Group Mezzanine Loans:

In July 2000, the Company provided a $1,080 mezzanine loan for a Hilton Garden Inn in Atlanta, GA and in February 2001 provided a $2,186 mezzanine loan for a Hilton Garden Inn in Tampa, FL. Noble Investment Group, Ltd. (“Noble”) provided the remainder of the funding and owns and operates the hotels. These two mezzanine loan arrangements are considered to be variable interests in the entities that own the hotels, both of which are VIEs. However, the Company is not considered to be the primary beneficiary. Therefore, the Company does not consolidate the results of operations of the hotels for which it has provided financing. The Company’s total outstanding loan balance and related interest receivable exposed to loss as a result of its involvement in these mezzanine loans totaled $3,266 and $277, respectively as of March 31, 2004. The Company has received a guaranty of payment up to $400 of the outstanding balance of the mezzanine loan for the Hilton Garden Inn in Tampa from Noble Investments LLC, an affiliate of Noble Investments – Tampa, LLC, the borrower.

Baltimore, MD Hampton Inn & Suites Mezzanine Loan:

In the fourth quarter of 2002, the Company funded a $3,500 mezzanine loan to an unrelated third party owner for the purchase and conversion of a historic office building into a 116-room Hampton Inn & Suites hotel in Baltimore, MD’s Inner Harbor (the “Baltimore Hotel”). Subsequently, the Company sold 50 percent of the loan to an affiliate of Hall Financial Group at face value, or $1,750. This mezzanine loan arrangement is considered to be a variable interest in the entity that owns the hotel, which is a VIE. However, the Company is not considered to be the primary beneficiary. Therefore, the Company does not consolidate the results of operations of the hotel for which it has provided financing. The Company’s total outstanding loan balance and related interest receivable exposed to loss as a result of its involvement in this mezzanine loan totaled $1,750 and $315, respectively as of March 31, 2004.

Atlantic Beach, NC Sheraton Loan:

In February 2004, the Company issued a $2,400 mezzanine loan to finance the acquisition of a 200-room Sheraton Hotel in Atlantic Beach, NC. This mezzanine loan arrangement is considered to be a variable interest in the entity that owns the hotel, which is a VIE. However, the Company is not considered to be the primary beneficiary. Therefore, the Company does not consolidate the results of operations of the hotel for which it has provided financing. The Company’s total outstanding loan balance and related interest receivable exposed to loss as a result of its involvement in this mezzanine loan totaled $2,400 and $28, respectively as of March 31, 2004.

10.	CAPITAL STOCK

In February 2004, the Company completed the issuance of 3.68 million shares of its 8.00% Series B Cumulative Preferred Stock. The net proceeds raised totaled approximately $88.9 million, approximately $76.1 million of which was used to fully redeem the Company’s then outstanding 3.0 million shares of 9.25% Series A Cumulative Preferred Stock plus accrued dividends. The Company used the remaining proceeds of approximately $12.8 million to pay down its then outstanding balance under the Line, and plans to use the resulting availability under the Line to fund the Company’s hotel lending business, to acquire hotels or interests in hotels through joint ventures, and/or for general corporate purposes.

The costs capitalized as part of the issuance of the Series A Cumulative Preferred Stock in September 1997 totaled approximately $1,720 as of February 2004 and have been recorded as a reduction in net income available to common shareholders in the first quarter of 2004.

11.	DISCONTINUED OPERATIONS

The Company adopted Statement of Financial Accounting Standard No. 144 (“SFAS No. 144”) effective January 1, 2002 which requires, among other things, that the operating results of certain real estate assets which have been sold subsequent to January 1, 2002, or otherwise qualify as held for disposition (as defined by SFAS No. 144), be included in discontinued operations in the statements of operations for all periods presented. In February of 2004, the Company sold its 118-room Hampton Inn in Wilmington, NC. During 2003, the Company’s Board of Directors authorized management of the Company to sell the Greenville, SC Comfort Inn, which is classified as “held for sale” on the Company’s Consolidated Balance Sheet as of March 31, 2004. The property, which is immediately available for sale, is actively being marketed for sale through a broker. The operating results for these two hotels are included in discontinued operations in the statements of operations for the three months ended March 31, 2004 and 2003. The Company has not allocated interest expense to the results of the discontinued operations in accordance with EITF No. 87-24. This change has resulted in certain reclassifications to the three months ended March 31, 2003 financial statement amounts.

Condensed financial information of the results of operations for the three months ended March 31, 2004 and 2003, for the one hotel sold during 2004 and the one hotel classified as “held for sale” are included in discontinued operations as follows:

	Three Months Ended
	March 31,
	2004	2003
Total revenue	$410	$603
Total expenses	442	691

Loss from discontinued operations	(32)	(88)
Allocation to minority interest in Partnership - loss from discontinued operations	(5)	(1)
Gain on sale of discontinued operations	299	—
Allocation to minority interest in Partnership - gain on sale of discontinued operations	14	—
Loss on impairment of asset held for sale	(24)	—
Allocation to minority interest in Partnership - loss on impairment of asset held for sale	1	—
Income tax expense (benefit)	74	(63)

Income (loss) from discontinued operations	$161	$(24)

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

The Company’s primary source of revenue is room revenue generated from its hotel ownership interests. The Company also generates revenue primarily through food and beverage, telephone, parking, and other hotel sales and interest income from hotel loans. Operating expenses consist of the costs to provide these services as well as corporate general and administrative costs, real and personal property taxes, property and casualty insurance costs, depreciation, amortization, and other costs. The Company has significant fixed-costs associated with owning and operating hotels, which do not necessarily decrease when circumstances such as market factors cause a reduction in revenue for the property. As a result, changes in revenue per available room (“RevPAR”) can result in a greater percentage change in the Company’s earnings and cash flows. The Company seeks to maximize the value of its portfolio through aggressive asset management, by directing the managers of its hotels to reduce operating costs and increase revenues, and by completing selective capital improvements.

The Company’s primary growth strategies include improving operations at the hotels in which it holds an ownership interest, acquiring additional hotels or ownership interests in hotels through joint ventures, and providing loans to the hotel industry. The following describes the Company’s operations and investments in the first quarter of 2004 with respect to each of these strategies.

Improve Hotel Operations

During the first quarter of 2004, room revenue increased to $29,896 from $25,849 in the first quarter of 2003. The increase is primarily a result of an increase in RevPAR of 7.7 percent. Occupancy rates increased 5.3 percent, from 62.8 percent to 66.1 percent, and the average daily rate (“ADR”) increased 2.4 percent from $76.34 to $78.16. The Company’s gross profit operating margins increased to 39.2 percent in the first quarter of 2004 from 38.8 percent in the first quarter of 2003. The Company expects RevPAR to increase three to five percent, and expects gross profit operating margins to improve slightly in the second quarter of 2004, as compared to the second quarter of 2003. The Company continues to seek to maximize hotel revenues and reduce operating costs.

Acquisitions

During the first quarter of 2004, the Company purchased its joint venture partner’s ownership interest in both the Evanston, IL Hilton Garden Inn hotel and the Windsor, CT Hilton Garden Inn hotel. (see Note 8 to consolidated financial statements)

During the first quarter of 2004, the Company, Charlesbank, and New Castle formed a new joint venture entity, WNC Project Company LLC. The joint venture purchased the Shelton, CT Ramada Plaza hotel which is currently being renovated and is expected to be converted to a Courtyard by Marriott during the first quarter of 2005. The expected total cost of the hotel, after renovations, is $14,000. Through its investments in joint ventures, the Company also creates additional income in the form of asset management fees and/or development fees. (see Note 8 to consolidated financial statements)

Hotel Financing

In February 2004, the Company issued a $2,400 mezzanine loan to finance the acquisition of a 200-room Sheraton hotel in Atlantic Beach, NC. The hotel will undergo extensive renovations which are expected to be completed by June 2004. This hotel loan supports the Company’s strategy to provide additional financing to the hotel industry.

Off-Balance Sheet Arrangements

The Company’s off-balance sheet arrangements consist primarily of its ownership interest in its joint venture with Charlesbank Capital Partners, LLC (“Charlesbank”). For a further discussion of this joint venture, and its effect on the Company’s financial condition, results of operations and cash flow, see “Critical Accounting Policies – Accounting for Joint Ventures”, “Liquidity and Capital Resources”, and Note 9 to the consolidated financial statements, “Recent Accounting Pronouncements”.

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

Accounts and Notes Receivable

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its hotel guests, and mezzanine loan borrowers to make required payments. If the financial condition of its hotel guests, mezzanine loan borrowers and other borrowers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Accounting for Joint Ventures

As of March 31, 2004, the Company had a 15 percent ownership interest in its Charlesbank joint venture, (which owned an 87 percent ownership interest in the WCC Project Company LLC joint venture and an 87 percent ownership interest in the WNC Project Company LLC joint venture, resulting in an indirect 13.05 percent ownership interest by the Company in the four hotels owned by these joint ventures), a 49 percent ownership interest in its Marsh Landing joint venture, which owns one hotel, and a 48.78 percent interest in the Chapel Hill joint venture, which is constructing one hotel. The WCC Project Company LLC joint venture owns three hotels and the WNC Project Company LLC joint venture owns one hotel. The Chapel Hill joint venture owns one hotel which is currently under construction and expected to open in the third quarter of 2004.

Per the provisions of FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), the Company determined that the Charlesbank joint venture does not have to be consolidated and therefore, the Company used the equity method to recognize its share of net income or loss from this joint venture during the quarter ended March 31, 2004 and adjusted the carrying value of its investment accordingly. Accordingly, the joint ventures’ assets, liabilities, and equity are not recorded on the Company’s balance sheet as of March 31, 2004.

The Company determined that the Marsh Landing joint venture is considered to be a VIE and the Company is considered to be the primary beneficiary. Therefore, per the provisions of FIN 46, the Company has consolidated the assets and liabilities of this joint venture into its Consolidated Balance Sheet beginning as of December 31, 2003, and has consolidated the results of operations beginning with the first quarter of 2004. The Chapel Hill joint venture was created in August 2003. Therefore, per FIN 46, the Company has consolidated the joint venture’s assets, liabilities, and results of operations beginning with the third quarter 2003.

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

Income Taxes

The Company records a valuation allowance to reduce the deferred tax assets to an amount that it believes is more likely than not to be realized. Because of expected future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, the Company has not recorded a valuation allowance to reduce its deferred tax asset as of March 31, 2004. Should our estimate of future taxable income be less than expected, or our tax planning strategy not be carried out as planned, we would record an adjustment to the deferred tax asset in the period such determination was made.

Results of Operations

The following table outlines the number of hotels by service type, whose results of operations are included in the Company’s consolidated financial statements as of and for the quarter ended March 31, 2004 and 2003.

	March 31,	March 31,
Service Type of Hotel	2004	2003
Limited-service hotels	23	23
Extended-stay hotels	10	10
Full-service hotels	13	11

Total	46	44

Actual Three Months Ended March 31, 2004 versus Actual Three Months Ended March 31, 2003

REVENUE

Room – Room revenue increased $4,047 from $25,849 in 2003 to $29,896 in 2004. The increase in room revenues is primarily a result of an increase in RevPAR of 7.7 percent, from $47.95 to $51.65. Occupancy rates increased 5.3 percent, from 62.8 percent to 66.1 percent, and the ADR increased 2.4 percent from $76.34 to $78.16. In addition, on July 1, 2003, the Company acquired the lease for the Las Vegas Hampton Inn and began recording the operating results of the hotel; on January 1, 2004, per the provisions of FIN 46, the Company began consolidating the operating results of the Windsor Hilton Garden Inn; and on March 11, 2004, the Company acquired the lease for the

Secaucus Holiday Inn and began recording the operating results of the hotel. Room revenue recorded by the Company from these three hotels totaled $1,811 for the three months ended March 31, 2004.

Food and Beverage – Food and beverage revenue increased $274 from $1,686 in 2003 to $1,960 in 2004. The increase in food and beverage revenues is partly a result of increased occupancy experienced at four of the Company’s full service properties. These properties experienced an 11.3 percent increase in occupancy, resulting in increased food and beverage revenues. In addition, on January 1, 2004, per the provisions of FIN 46, the Company began consolidating the operating results of the Windsor Hilton Garden Inn; and on March 11, 2004, the Company acquired the lease for the Secaucus Holiday Inn and began recording the operating results of the hotel. Food and beverage revenue from these hotels totaled $227 for the three months ended March 31, 2004.

Other Operating Departments – Other operating departments revenue decreased $81 from $1,091 in 2003 to $1,010 in 2004. The decrease in other operating departments revenues is primarily a result of lower telephone revenue as cellular phone use continues to reduce the demand for this service.

Percentage Lease Revenue – Percentage lease revenue declined $118 from $810 in 2003 to $692 in 2004. In March 2004, the Company negotiated the transfer of the long-term lease with Secaucus Holding Corporation, a wholly owned subsidiary of Prime Hospitality Corp. (“Prime”), for the Secaucus, NJ Holiday Inn to Barclay. The Company received a net payment from Prime of $269 as part of the negotiated settlement. This amount is included in percentage lease revenue in the accompanying unaudited consolidated statement of operations for the three months ended March 31, 2004. Alliance manages the hotel. With the transfer of this lease to Barclay, the Company is no longer the lessor of any hotel leases with unrelated third parties. Therefore, unless the Company enters into third party hotel leases, as the lessor, in the future, the Company will not record percentage lease revenue in its consolidated statement of operations.

Interest and Other Income – Interest and other income decreased $5 from $366 in 2003 to $361 in 2004 primarily due to a decrease in asset management fees that resulted from the requirements of FIN 46 to consolidate the Evanston joint venture, the Windsor joint venture and the Marsh Landing joint venture, offset by an increase in mezzanine loan interest income. The Company continues its efforts to expand its hotel lending program.

EXPENSES

Rooms – Rooms expenses increased $702 from $6,075 in 2003 to $6,777 in 2004. The increase in these room expenses is primarily due to increases in labor costs and various other operating expenses consistent with the increase in occupancy from the first quarter of 2003 to the first quarter of 2004. In addition, on July 1, 2003, the Company acquired the lease for the Las Vegas Hampton Inn and began recording the operating results of that hotel; on January 1, 2004, per the provisions of FIN 46, the Company began consolidating the operating results of the Windsor Hilton Garden Inn; and on March 11, 2004, the Company acquired the lease for the Secaucus Holiday Inn and began recording the operating results of the hotel. Rooms expense from these hotels totaled $411 for the three months ended March 31, 2004.

Food and beverage – Food and beverage expenses increased $164 from $1,305 in 2003 to $1,469 in 2004, consistent with the increase in food and beverage revenues.

Property Operating Costs – Property operating costs increased $1,244 from $5,951 in 2003 to $7,195 in 2004. These costs consist of administrative and general, sales and marketing, utility and other costs. The increase is primarily due to increases in administrative and general and sales and marketing labor costs, utility costs, frequent flier program costs, credit card commissions, advertising directories costs and legal fees. In addition, on July 1, 2003, the Company acquired the lease for the Las Vegas Hampton Inn and began recording the operating results of that hotel; on January 1, 2004, per the provisions of FIN 46, the Company began consolidating the operating results of the Windsor Hilton Garden Inn; and on March 11, 2004, the Company acquired the lease for the Secaucus Holiday Inn and began recording the operating results of the hotel. Property operating costs from these hotels totaled $529 for the three months ended March 31, 2004.

Real Estate Taxes and Property and Casualty Insurance - Real estate taxes and property insurance costs remained consistent with the prior year period, decreasing $20 from $1,698 in 2003 to $1,678 in 2004.

Franchise Costs- Franchise costs increased consistent with the increase in room revenues, increasing $343 from $1,811 in 2003 to $2,154 in 2004.

Maintenance and Repair Costs – Maintenance and repair costs increased $279 from $1,585 in 2003 to $1,864 in 2004 primarily due to increases in labor costs. In addition, on July 1, 2003, the Company acquired the lease for the Las Vegas Hampton Inn and began recording the operating results of the hotel; on January 1, 2004, per the provisions of FIN 46, the Company began consolidating the operating results of the Windsor Hilton Garden Inn; and on March 11, 2004, the Company acquired the lease for the Secaucus Holiday Inn and began recording the operating results of the hotel. Maintenance and repair costs from these hotels totaled $95 for the three months ended March 31, 2004.

Management Fees – Management fees increased $192 from $548 in 2003 to $740 in 2004 as a result of increased hotel revenues.

General and Administrative – General and administrative expense increased $146 from $1,485 in 2003 to $1,631 in 2004. The increase is primarily attributable to an increase in accounting fees, mainly associated with the Company’s efforts to comply with the provisions of Sarbanes-Oxley Act of 2002, and payroll costs.

Depreciation and Amortization – Depreciation expense declined $75 from $4,595 in 2003 to $4,520 in 2004. Depreciation expenses declined primarily due to 5 year property acquired in 1998 and prior having become fully depreciated, offset by an increase due to the consolidation of the Evanston, Windsor and Marsh Landing joint ventures. Amortization expense increased $108 from $221 in 2003 to $329 in 2004. The increase is due to the amortization of costs paid in 2003 to amend the Company’s $125 million line of credit (the “Line”).

Interest – Interest expense decreased $231 from $1,962 in 2003 to $1,731 in 2004. The decrease is due to a decline in weighted average outstanding debt balances offset by an increase in the weighted average interest rates. The weighted average outstanding debt balance decreased from $143,190 in the first quarter of 2003 to $98,848 in the first quarter of 2004, while the weighted average interest rate increased from 5.48 percent to 5.98 percent for the same periods.

Income Tax Benefit – Income tax benefit increased $230 from $488 in 2003 to $718 in 2004. The income tax benefit is a result of the net loss experienced by Barclay during the respective quarter.

Equity in Income (loss) of Unconsolidated Joint Ventures – The Company’s share of income from unconsolidated joint ventures decreased $156 from $135 in 2003 to $(21) in 2004. The decrease is primarily a result of the purchase of the remaining equity interest in the Evanston and Windsor Joint Venture and the consolidation of the Marsh Landing Joint Venture, beginning with the first quarter of 2004.

Discontinued Operations – Loss from discontinued operations increased $77 from $24 in 2003 to $101 in 2004. The Company sold the Wilmington Hampton Inn in February 2004, resulting in a gain on sale of $285 net of $14 allocated to minority interest. The Company also classified the Greenville, SC Comfort Inn as “held for sale” during the third quarter of 2003. All capital additions to the Greenville, SC Comfort Inn are recorded as loss on impairment of asset held for sale, as the Company recorded an impairment charge in the third quarter of 2003 to reduce this asset to its fair market value of $2,100. The operating results of both properties are shown as discontinued operations in the respective periods.

Liquidity and Capital Resources

The Company finances its operations from operating cash flow, which was principally derived from the operations of its hotels. For the three months ended March 31, 2004 and 2003, cash flow provided by operating activities was $8,027 and $5,932, respectively. The increase is primarily due to an increase in net income, which was primarily a result of the increase in RevPAR.

Under federal income tax law provisions applicable to REITs, the Company is required to distribute at least 90% of its taxable income to maintain its tax status as a REIT. During the first quarter of 2004, the Company declared distributions of $3,951 to its common shareholders ($0.15 per share) and $1,795 to its preferred shareholders ($0.353 per share of Preferred Series A and $0.20 per share of Preferred Series B). The Company intends to monitor its dividend policy closely and to act accordingly as results of operations dictate. The Company also intends to fund cash distributions to shareholders out of cash flow from operating activities. The Company may incur indebtedness to meet its dividend policy or distribution requirements imposed on the Company under the Internal Revenue Code (including the requirement that a REIT distribute to its shareholders annually at least 90% of its taxable income) to the extent that available cash flow from the Company’s investments are insufficient to make such distributions.

In February 2004, the Company completed the issuance of 3,680,000 shares of its 8.00% Series B Cumulative Preferred Stock. The net proceeds raised totaled approximately $88.9 million, approximately $76.1 million of which was used to fully redeem the Company’s then outstanding 3,000,000 shares of 9.25% Series A Cumulative Preferred Stock plus accrued dividends. The Company used the remaining proceeds of approximately $12.8 million to pay down its then outstanding balance under the Line, and plans to use the resulting availability under the Line to fund the Company’s hotel lending business, to acquire hotels or interests in hotels through joint ventures, and/or for general corporate purposes.

The costs capitalized as part of the issuance of the Series A Cumulative Preferred Stock in September 1997 totaled approximately $1.7 million as of February 2004 and was recorded as a reduction in net income available to common shareholders in the first quarter of 2004.

The Company’s net cash used in investing activities for the three months ended March 31, 2004 totaled $12,851. Gross capital expenditures for the Company’s consolidated hotels totaled $5,032. This amount includes capital expenditures of $2,459 for the Company’s wholly-owned hotels as of March 31, 2004, and $2,573 for the Company’s consolidated joint venture hotels, $2,559 of which was for the development of the Courtyard by Marriott hotel in Chapel Hill, NC. This hotel is expected to open in the third quarter of 2004. During the first quarter of 2004, the Company purchased its joint venture partner’s ownership interest in both the Evanston and Windsor joint ventures. The total purchase price of $8,162 exceeded the joint venture partner’s combined equity balance of $6,315. This additional purchase price was recorded as a capital addition during the first quarter of 2004.

The Company plans to spend approximately $5,700 to renovate certain of its wholly owned hotels during the remainder of 2004, and an additional $8,350 to continue to develop the Courtyard by Marriott hotel in Chapel Hill during the second and third quarter of 2004. These expected total renovation expenditures for 2004 exceed by approximately $1,900 the 5% of room revenues for its hotels (7% of room revenues and food and beverage revenues for one of its full-service hotels) which the Company is required to spend under its percentage leases for periodic capital improvements and the refurbishment and replacement of furniture, fixtures and equipment at its wholly owned hotels. These capital expenditures are funded from operating cash flow, and possibly from borrowings under the Line, sources that are expected to be adequate to fund such capital requirements. These capital expenditures are in addition to amounts spent on normal repairs and maintenance which have approximated 6.4% and 6.2% of room revenues for each of the three months ended March 31, 2004 and 2003, respectively.

During 2003, the Company’s Board of Directors authorized management of the Company to sell the Greenville, SC Comfort Inn, which is classified as “held for sale” on the Company’s Consolidated Balance Sheet as March 31, 2004 in accordance with FASB No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”. The property, which is immediately available for sale, is actively being marketed for sale through a broker. The Company sold the

Wilmington, NC Hampton Inn in February of 2004. The total net proceeds were $3,350. Periodically, the Company considers the sale of certain other hotels that the Company believes appropriate to sell and if sold, would use the net sale proceeds for general corporate purposes.

Hotel Loans

In February 2004, the Company issued a $2,400 mezzanine loan to finance the acquisition of a 200-room Sheraton hotel in Atlantic Beach, NC. The hotel will undergo extensive renovations which are expected to be completed by June 2004. The term of the loan is 5 years, with interest only payments that carry an interest rate based on 60-day LIBOR (with a 2.0% floor) plus 9.00 percent. An additional 2.00 percent per year of the outstanding principal balance accrues until the earlier of prepayment or maturity of the loan. The hotel is owned 100% by an unaffiliated single purpose entity (the “Borrower”). The Company holds collateral equal to 100% of the ownership interest in the Borrower. The Borrower made initial equity investments equal to approximately 18% of the total cost of the hotel, and there are certain default provisions under which the Company may declare the loan immediately due and payable or may step in and take control of the Borrower, including for failure to maintain specified debt coverage ratios.

The Company has issued three other hotel loans, a $1,750 loan to finance the 116-room Hampton Inn & Suites in Baltimore, MD, a $1,080 loan to finance the 122-room Hilton Garden Inn in Atlanta, GA and a $2,186 loan to finance the 152-room Hilton Garden Inn in Tampa, FL. One of the Company’s primary growth strategies is the issuance of hotel loans to third party hotel owners. The Company is continually looking for these opportunities and expects to issue additional hotel loans during 2004.

Joint Ventures

The Company currently has entered into four joint venture agreements:

The Company owns 49 percent of the Marsh Landing joint venture that owns the 118-room Hampton Inn in Ponte Vedra, FL.

The Company owns an indirect 13.05 percent interest in the WCC Project Company LLC joint venture that owns three hotels, the 102-room Fairfield Inn & Suites in West Des Moines, IA, the 113-room Courtyard by Marriott in Beachwood, OH, and the 190-room Best Western Park Place Suites in Houston, TX that is in the process of being renovated and is expected to be converted to a Springhill Suites by Marriott during the second quarter of 2004.

The Company owns an indirect 13.05 percent interest in the WNC Project Company LLC joint venture that owns one hotel, the 160-room Ramada Plaza Hotel in Shelton, CT that is in the process of being renovated and is expected to be converted to a Courtyard by Marriott during the first quarter of 2005.

The Company owns 48.78 percent of the Chapel Hill joint venture that is currently constructing a 147-room Courtyard by Marriott in Chapel Hill, NC that is expected to open in the third quarter of 2004.

One of the Company’s primary growth strategies is the acquisition or development of additional hotels. The Company is continually looking for acquisition or development opportunities to either wholly own additional hotels or to own additional interests in hotels through joint ventures. Under the terms of the joint ventures, the Company has provided property development and purchasing services and will continue to provide ongoing asset management services for additional fees. The Company also receives cash distributions of the joint venture’s operating profits, if any, on a quarterly basis. The Company has consolidated the results of operations of the Marsh Landing and Chapel Hill joint ventures for the three months ended March 31, 2004, while the results of operations of the WCC Project Company and WNC Project Company joint ventures were not unconsolidated. See Note 8 and 9 to Notes to Consolidated Financial Statements for more information.

The Company’s net cash provided by financing activities during the three months ended March 31, 2004 totaled $6,283. This amount included net proceeds of $88,850 as a result of the issuance of 3,680,000 shares of Series B

Preferred Stock, of which the Company used $75,000 to redeem the 3,000,000 shares of Series A Preferred stock and $1,059 to pay the accrued dividends. The net cash provided by financing activities for the three months ended March 31, 2004 also included the payment of additional distributions to shareholders of $5,675, the payment of distributions to the Partnership’s minority interest of $195, the payment of distributions to consolidated joint venture’s minority interest of $467, long-term debt payments of $8,685, and a net increase of $8,700 in the outstanding balance under the Line from $29,200 at December 31, 2003 to $37,900 at March 31, 2004.

The Company’s availability under the Line totaled approximately $87,000 as of March 31, 2004. Availability is calculated each quarter on a trailing twelve-month basis based upon certain valuation criteria contained within the Line. The Line requires the Company to maintain certain financial ratios including maximum leverage, minimum interest coverage and minimum fixed charge coverage, as well as certain levels of unsecured and secured debt and tangible net worth, all of which the Company was in compliance with as of March 31, 2004. The failure to comply with any of these covenants would cause a default under the Line. Furthermore, the Line provides that any default under, or acceleration of, any of our other debt, any debt of the Partnership or any debt of our subsidiaries, including any default under its GECC fixed-rate loan or otherwise, will constitute a default under the Line. Any of these defaults, if not waived, could result in the acceleration of the indebtedness under the Line. If this occurs, the Company may not be able to repay its debt or borrow sufficient funds to refinance it, in which case the Company would not be able to make distributions to shareholders. The Line bears interest generally at rates from 30-day LIBOR plus 1.75% to 30-day LIBOR plus 2.50%, based on the Company’s consolidated debt leverage ratio as of the end of each previous calendar quarter. The Company’s interest rate as of March 31, 2004 was 30-day LIBOR (1.109% as of March 31, 2004) plus 1.75%. The Company’s interest rate beginning April 1, 2004 and for the second quarter remained at 30-day LIBOR plus 1.75%.

The Company had $64,712 in debt at March 31, 2004 that was subject to a fixed interest rate and fixed monthly payments with GE Capital Corporation. This debt, a ten-year loan with a 25-year amortization period, carries an interest rate of 7.375%. All unpaid principal and interest payments are due on December 1, 2008.

Forty-three of the Company’s wholly owned hotels have been pledged as collateral for the Company’s debt securities, 29 against the outstanding balance under the Line and 14 against the outstanding balance under the GE Capital loan.

As of March 31, 2004, the Company’s contractual obligations and commitments (excluding obligations and commitments pursuant to the Company’s unconsolidated joint ventures) were as follows:

	Payments by Period
		Less Than			More Than
Contractual Obligations	Total	1 Year	1 - 3 Years	3 - 5 Years	5 Years
Long-term debt	$76,434	$1,741	$3,887	$60,383	$10,423
Long-term debt of consolidated JV’s	6,165	1,350	180	214	4,421
Corporate office lease	343	343	—	—	—

Total contractual obligations	$82,942	$3,434	$4,067	$60,597	$14,844

		Less Than			More Than
Other Commercial Commitments	Total	1 Year	1 - 3 Years	3 - 5 Years	5 Years
Line of credit	37,900	37,900	—	—	—

Total other commercial commitments	$37,900	$37,900	$—	$—	$—

The Company intends to continue to seek additional hotel loan opportunities and to acquire and develop additional hotel properties that meet its investment criteria and is continually evaluating such opportunities. It is expected that future hotel loans and hotel acquisitions would be financed, in whole or in part, from additional follow-on common stock offerings, from borrowings under the Line, through joint venture agreements, from the net sale proceeds of hotel properties and/or from the issuance of other debt or equity securities. There can be no assurances that the Company will make any further hotel loans or any investment in additional hotel properties, or that any hotel development will be undertaken, or if commenced, that it will be completed on schedule or on budget. Further, there can be no assurances that the Company will be able to obtain any additional financing.

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

Funds From Operations

Funds from operations (“FFO”), as defined by the National Association of Real Estate Investment Trusts (“NAREIT”), is net income (loss) (determined in accordance with generally accepted accounting principles, or “GAAP”), excluding gains (losses) from sales of property, plus depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures (which are calculated to reflect FFO on the same basis). The Company has adopted this definition of FFO effective January 1, 2004. The calculation of FFO may vary from entity to entity, and as such the presentation of FFO by the Company may not be comparable to other similarly titled measures of other reporting companies. FFO is not intended to represent cash flows for the period. FFO has not been presented as an alternative to operating income, and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP.

FFO is a supplemental industry-wide measure of REIT operating performance, the definition of which was first proposed by NAREIT in 1991 (and clarified in 1995, 1999 and 2002) in response to perceived drawbacks associated with net income under GAAP as applied to REITs. Since the introduction of the definition by NAREIT, the term has come to be widely used by REITs. Historical cost accounting for real estate assets implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values instead have historically risen or fallen with market conditions, most industry investors have considered presentations of operating results for real estate companies that use historical GAAP cost accounting to be insufficient by themselves. Accordingly, the Company believes FFO (combined with the company’s primary GAAP presentations required by the SEC) helps improve our investors’ ability to understand the Company’s operating performance. The Company only uses FFO as a supplemental measure of operating performance. Shown below is a reconciliation of net income to FFO.

WINSTON HOTELS, INC.
Reconciliation of Net Income to FFO
For the Three Months Ended March 31, 2004 and 2003
($ in thousands)

	Three Months Ended
	March 31,
	2004	2003
Net income	$3,767	$1,533
Gain on sale of discontinued operations	(299)	—
Minority interest in Partnership allocation	3	(12)
Minority interest in Partnership allocation of gain on sale of discontinued operations	14	—
Minority interest in Partnership allocation of earnings from discontinued operations	(5)	(1)
Depreciation	4,225	4,595
Depreciation from discontinued operations	19	126
Depreciation from joint ventures	207	194
Preferred stock dividend	(1,795)	(1,734)
Loss on redemption of Series A Preferred Stock	(1,720)	—

FFO	$4,416	$4,701

Forward Looking Statements

This report contains certain “forward looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. You can identify these statements by use of words like “guidance”, “project”, “target”, “may”, “will”, “expect”, “anticipate”, “estimate”, “believes”, “continue” or similar expressions. These statements represent the Company’s judgment and are subject to risks and uncertainties that could cause actual operating results to differ materially from those expressed or implied in the forward looking statements, including but not limited to the following risks: changes in general economic conditions, properties held for sale will not sell, financing risks including the inability to obtain financing on favorable terms, if at all, development risks including the risks of construction delays and cost overruns, lower than expected RevPAR, occupancy, average daily rates, and gross operating margins, non-issuance or delay of issuance of governmental permits, zoning restrictions, the increase of development costs in connection with projects that are not pursued to completion, non-payment of hotel loans made to third parties, the failure to make additional hotel loans and investments in non-distressed and distressed hotel assets, the failure to attract joint venture opportunities and other risk factors described in Exhibit 99.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

Item 3 - Quantitative and Qualitative Disclosures About Market Risk

               ($ in thousands)

As of March 31, 2004, the Company’s exposure to market risk for a change in interest rates related to its debt outstanding under the Line, its debt outstanding under its permanent loan facility, its debt from consolidated joint ventures, and its interest receivable from mezzanine loans. Debt outstanding under the Line totaled $37,900 at March 31, 2004. The Line, which expires in December 2004, bears interest generally at rates from 30-day LIBOR plus 1.75% to 30-day LIBOR plus 2.50%, based on the Company’s consolidated debt leverage ratio. The Company’s current interest rate is 30-day LIBOR plus 1.75%. On January 31, 2003, the Company completed an interest rate swap on $50,000 of its outstanding variable rate debt under the Line. This swap began on March 31, 2003 and matured on February 27, 2004. This transaction effectively replaced the Company’s variable interest rate based on 30-day LIBOR on $50,000 of the Line with a fixed interest rate of 1.505%. The differential paid or received on the interest rate swap was recognized as an adjustment to interest expense over the life of the swap. The weighted average interest rate on the Line for the three months ended March 31, 2004 was 3.79%. At March 31, 2004, the Company had $37,900 of variable rate debt outstanding under the Line that was exposed to fluctuations in the market rate of interest, as compared to $0 of variable rate debt outstanding under the Line that was exposed to fluctuations in the market rate of interest as of December 31, 2003. During February 2004, the Company purchased Regent’s ownership interest in the Evanston Hilton Garden Inn and took the property subject to certain variable rate debt. The debt outstanding under this permanent loan facility totaled approximately $11,800 at March 31, 2004 and bears interest at 30-day Libor plus 3.00%.

The definitive extent of the Company’s interest rate risk under the Line is not quantifiable or predictable because of the variability of future interest rates and business financing requirements. If interest rates increased by 100 basis points, the Company’s interest expense for the three months ended March 31, 2004 would have increased by approximately $145, based on the weighted-average amount of variable rate debt outstanding and exposed to fluctuations in the market rate of interest. The Company does not enter into derivative or interest rate transactions for speculative purposes.

The following table presents the aggregate maturities of the Company’s GE Capital Corporation fixed rate debt principal and interest rates by maturity dates at March 31, 2004:

Maturity Date	Fixed Rate Debt	Interest Rate
2004	$1,508	7.375%
2005	1,623	7.375%
2006	1,747	7.375%
2007	1,881	7.375%
2008	57,912	7.375%
Thereafter	—	—

Total	$64,671	7.375%

The following table presents the aggregate maturities of the Company’s variable rate debt principal and interest rates by maturity dates at March 31, 2004:

	$125 million LOC		$12.3 million Permanent Loan
Maturity	Variable	Interest	Variable	Interest	Total
Date	Rate Debt	Rate	Rate Debt	Rate
2004	$37,900	Libor + 1.75%	$233	Libor + 3%	$38,133
2005	—	—	250	Libor + 3%	250
2006	—	—	267	Libor + 3%	267
2007	—	—	285	Libor + 3%	285
2008	—	—	305	Libor + 3%	305
Thereafter	—	—	10,423	Libor + 3%	10,423

Total	$37,900		$11,763		$49,663

The following table presents the aggregate maturities of the Company’s consolidated joint ventures’ variable rate debt principal and interest rates by maturity dates at March 31, 2004:

	Marsh Landing Joint Venture		Chapel Hill Joint Venture		Total
Maturity	Variable	Interest	Construction	Interest
Date	Rate Debt	Rate	Debt	Rate
2004	$79	Libor + 3%	$1,271	Libor + 3.80%	$1,350
2005	86	Libor + 3%	—	—	86
2006	94	Libor + 3%	—	—	94
2007	102	Libor + 3%	—	—	102
2008	112	Libor + 3%	—	—	112
Thereafter	4,421	Libor + 3%	—	—	4,421

Total	$4,894		$1,271		$6,165

Item 4 – Controls and Procedures

(a)	Evaluation of disclosure controls and procedures.

The Company carried out an evaluation with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings. There has been no change in the Company’s internal control over financial reporting during the quarter ended March 31, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds

	Total Number of		Total Number of	Approximate Dollar
	Series A		Shares Purchased	Value of Shares that
	Cumulative		as Part of Publicly	May Yet Be
	Preferred Shares	Average Price	Announced Plans	Purchased under
Period	Purchased	Paid per Share	or Programs	Plans or Programs
January 1, 2004 - January 31, 2004	—	—	—	—
February 1, 2004 - February 29, 2004	3,000,000	$25	—	—
March 1, 2004 - March 31, 2004	—	—	—	—

Total	3,000,000	$25	—	—

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

10.1	Employment Agreement, dated March 30, 2004, by and between Brent V. West and Winston Hotels, Inc.

10.2	Employment Agreement, dated March 30, 2004, by and between James P. Frey and Winston Hotels, Inc.

31.1	Certification of Principal Executive Officer of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

31.2	Certification of Principal Financial Officer of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

32.1	Certification of Robert W. Winston, III, Chief Executive Officer of Winston Hotels, Inc., pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and dated May 10, 2004

32.2	Certification of Joseph V. Green, Chief Financial Officer of Winston Hotels, Inc., pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and dated May 10, 2004

(b)	Reports on Form 8-K.

The Company filed the following reports on Form 8-K during the quarter ended March 31, 2004:

(1)	The Company filed a current report on Form 8-K dated January 20, 2004, pursuant to Item 7 of Form 8-K. Included in the Form 8-K was the preliminary prospectus filed with the Securities and Exchange Commission by the Company, which included and supplemented the Company’s base prospectus, dated October 21, 2003, which was included as part of the Company’s Registration Statement on Form S-3, which was filed in connection with the proposed sale of shares of Series B Cumulative Preferred Stock.

(2)	The Company filed a current report on Form 8-K dated January 23, 2004, pursuant to Item 5 and Item 7 of Form 8-K. Included in the Form 8-K was the Company’s press release announcing the public offering by the Company of 3,200,000 shares of its 8.00% Series B Cumulative Preferred Stock. In addition, another press release announced the redemption of all of its outstanding 9.25% Series A Cumulative Preferred Stock. Copies of these press releases were attached as Exhibits 99.1 and 99.2, respectively.

(3)	The Company filed a current report on Form 8-K dated February 12, 2004, pursuant to Item 7 and Item 12 of Form 8-K. Included in the Form 8-K was the Company’s press release announcing its operating results for the fourth quarter and year ended December 31, 2003, which was attached as Exhibit 99.

(4)	The Company filed a current report on Form 8-K dated February 24, 2004, pursuant to Item 5 and Item 7 of Form 8-K. Included in the Form 8-K was the Company’s press release announcing the completion of the Company’s offering of 3,680,000 shares of its Series B Cumulative Preferred Stock, which was attached as Exhibit 99.1.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WINSTON HOTELS, INC.

Date May 10, 2004	/s/ Joseph V. Green

Joseph V. Green
President and Chief Financial Officer
(Authorized officer and Principal Financial
Officer)

EXHIBIT INDEX

Exhibit	Description
10.1	Employment Agreement, dated March 30, 2004, by and between Brent V. West and Winston Hotels, Inc.

10.2	Employment Agreement dated March 30, 2004, by and between James P. Frey and Winston Hotels, Inc.

31.1	Certification of Principal Executive Officer of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

31.2	Certification of Principal Financial Officer of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

32.1	Certification of Robert W. Winston, III, Chief Executive Officer of Winston Hotels, Inc., pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and dated May 10, 2004

32.2	Certification of Joseph V. Green, Chief Financial Officer of Winston Hotels, Inc., pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and dated May 10, 2004