Form 10-Q
period 2004-06-30
WINSTON HOTELS INC
filed 2004-08-06
CIK 920605

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004	Commission file number 0-23732

WINSTON HOTELS, INC.

(Exact name of registrant as specified in its charter)

North Carolina	56-1624289
(State of incorporation)	(I.R.S. Employer Identification No.)

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

Yes   [X]   No  [  ]

The number of shares of Common Stock, $.01 par value, outstanding on July 31, 2004 was 26,346,199.

WINSTON HOTELS, INC.
Index

WINSTON HOTELS, INC.

CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	June 30, 2004	December 31, 2003
	(unaudited)
ASSETS
Land	$43,767	$44,788
Buildings and improvements	367,808	377,109
Furniture and equipment	49,401	51,323

Operating properties	460,976	473,220
Less accumulated depreciation	128,118	128,540

	332,858	344,680
Properties under development	8,843	3,521

Net investment in hotel properties	341,701	348,201
Assets held for sale	2,100	2,100
Corporate FF&E, net	491	621
Cash	5,750	5,623
Accounts receivable	3,468	2,505
Lease revenue receivable	—	179
Notes receivable	13,394	5,016
Investment in joint ventures	2,269	1,607
Deferred expenses, net	2,556	2,935
Prepaid expenses and other assets	15,323	8,653
Deferred tax asset	10,811	9,821

Total assets	$397,863	$387,261

LIABILITIES AND SHAREHOLDERS’ EQUITY
Due to banks	$40,000	$29,200
Long-term debt	84,954	91,284
Accounts payable and accrued expenses	12,396	11,484
Distributions payable	5,987	5,870

Total liabilities	143,337	137,838

Minority interest	10,645	17,489

Shareholders’ equity:
Preferred stock, $.01 par value, 10,000,000 shares authorized, 3,000,000 shares issued and outstanding	—	30
Preferred stock, $.01 par value, 5,000,000 shares authorized, 3,680,000 shares issued and outstanding (liquidation preference of $93,840)	37	—
Common stock, $.01 par value, 50,000,000 shares authorized, 26,346,319 and 26,270,805 shares issued and outstanding	264	263
Additional paid-in capital	323,402	307,089
Accumulated other comprehensive loss	—	(33)
Unearned compensation	(954)	(527)
Distributions in excess of earnings	(78,868)	(74,888)

Total shareholders’ equity	243,881	231,934

Total liabilities and shareholders’ equity	$397,863	$387,261

The accompanying notes are an integral part of the consolidated financial statements.

WINSTON HOTELS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Three Months Ended	Three Months Ended
	June 30, 2004	June 30, 2003
Revenue:
Rooms	$33,257	$29,284
Food and beverage	2,419	1,961
Other operating departments	1,044	1,043
Percentage lease revenue	9	511
Joint venture fee income	45	79

Total revenue	36,774	32,878

Hotel operating expenses:
Rooms	7,273	6,564
Food and beverage	1,751	1,411
Other operating departments	721	691
Undistributed operating expenses:
Property operating expenses	7,177	5,900
Real estate taxes and property and casualty insurance	1,656	1,666
Franchise costs	2,381	2,105
Maintenance and repair	1,842	1,655
Management fees	871	704
Percentage lease expense	—	1,302
General and administrative	1,508	1,470
Depreciation	4,398	4,331
Amortization	331	221

Total operating expenses	29,909	28,020

Operating income	6,865	4,858
Interest and other income	424	285
Interest expense	1,673	1,913

Income before allocation to minority interest in Partnership, allocation to minority interest in consolidated joint ventures, income taxes, and equity in loss of unconsolidated joint ventures	5,616	3,230
Income allocation to minority interest in Partnership	185	94
Income allocation to minority interest in consolidated joint ventures	78	—
Income tax benefit	(285)	(142)
Equity in loss of unconsolidated joint ventures	(33)	(81)

Income from continuing operations	5,605	3,197
Discontinued operations:
Earnings from discontinued operations	200	200
Loss on sale of discontinued operations	(270)	—
Loss on impairment of asset held for sale	(24)	—

Net income	5,511	3,397
Preferred stock distribution	(1,840)	(1,734)

Net income available to common shareholders	$3,671	$1,663

Income per common share:
Basic and diluted:
Income from continuing operations	$0.14	$0.07
Income from discontinued operations	—	0.01

Net income per common share	$0.14	$0.08

Weighted average number of common shares	26,217	20,078
Weighted average number of common shares assuming dilution	27,542	21,377

The accompanying notes are an integral part of the consolidated financial statements.

WINSTON HOTELS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Six Months Ended	Six Months Ended
	June 30, 2004	June 30, 2003
Revenue:
Rooms	$62,511	$55,133
Food and beverage	4,379	3,647
Other operating departments	2,037	2,134
Percentage lease revenue	701	1,068
Joint venture fee income	73	149

Total revenue	69,701	62,131

Hotel operating expenses:
Rooms	13,885	12,639
Food and beverage	3,220	2,716
Other operating departments	1,445	1,427
Undistributed operating expenses:
Property operating expenses	14,236	11,849
Real estate taxes and property and casualty insurance	3,313	3,345
Franchise costs	4,484	3,916
Maintenance and repair	3,674	3,240
Management fees	1,595	1,252
Percentage lease expense	—	2,210
General and administrative	3,140	2,957
Depreciation	8,832	8,831
Amortization	660	442

Total operating expenses	58,484	54,824

Operating income	11,217	7,307
Interest and other income	756	581
Interest expense	3,404	3,875

Income before allocation to minority interest in Partnership, allocation to minority interest in consolidated joint ventures, income taxes, and equity in income (loss) of unconsolidated joint ventures	8,569	4,013
Income allocation to minority interest in Partnership	181	74
Income allocation to minority interest in consolidated joint ventures	262	—
Income tax benefit	(973)	(630)
Equity in income (loss) of unconsolidated joint ventures	(54)	54

Income from continuing operations	9,045	4,623
Discontinued operations:
Earnings from discontinued operations	265	308
Gain on sale of discontinued operations	15	—
Loss on impairment of asset held for sale	(47)	—

Net income	9,278	4,931
Preferred stock distribution	(3,635)	(3,469)
Loss on redemption of Series A Preferred Stock	(1,720)	—

Net income available to common shareholders	$3,923	$1,462

Income per common share:
Basic and diluted:
Income from continuing operations	$0.14	$0.06
Income from discontinued operations	0.01	0.01

Net income per common share	$0.15	$0.07

Weighted average number of common shares	26,216	20,076
Weighted average number of common shares assuming dilution	27,561	21,375

The accompanying notes are an integral part of the consolidated financial statements.

WINSTON HOTELS, INC.

UNAUDITED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2004
(in thousands, except per share amounts)

	Preferred Stock		Common Stock		Additional Paid-in
	Shares	Dollars	Shares	Dollars	Capital
Balances at December 31, 2003	3,000	$30	26,271	$263	$307,089
Issuance of shares and other	3,680	37	75	1	89,563
Redemption of Preferred A Stock	(3,000)	(30)	—	—	(73,250)
Distributions ($0.30 per common share)	—	—	—	—	—
Distributions ($0.353 per preferred A share)	—	—	—	—	—
Distributions ($0.70 per preferred B share)	—	—	—	—	—
Unearned compensation amortization	—	—	—	—	—
Comprehensive income:
Net income	—	—	—	—	—
Unrealized holding loss arising on interest rate swap	—	—	—	—	—
Total comprehensive income

Balances at June 30, 2004	3,680	$37	26,346	$264	$323,402

[Additional columns below]

[Continued from above table, first column(s) repeated]

			Accumulated
		Distributions	Other	Total
	Unearned	In Excess of	Comprehensive	Shareholders’
	Compensation	Earnings	Loss	Equity
Balances at December 31, 2003	$(527)	$(74,888)	$(33)	$231,934
Issuance of shares and other	(765)	—	—	88,836
Redemption of Preferred A Stock	—	(1,720)	—	(75,000)
Distributions ($0.30 per common share)	—	(7,903)	—	(7,903)
Distributions ($0.353 per preferred A share)	—	(1,059)	—	(1,059)
Distributions ($0.70 per preferred B share)	—	(2,576)	—	(2,576)
Unearned compensation amortization	338	—	—	338
Comprehensive income:
Net income	—	9,278	—
Unrealized holding loss arising on interest rate swap	—	—	33
Total comprehensive income				9,311

Balances at June 30, 2004	$(954)	$(78,868)	$—	$243,881

The accompanying notes are an integral part of the consolidated financial statements.

WINSTON HOTELS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in thousands)

	Six Months Ended	Six Months Ended
	June 30, 2004	June 30, 2003
Cash flows from operating activities:
Net income	$9,278	$4,931
Adjustments to reconcile net income to net cash provided by operating activities:
Income allocation to minority interest in Partnership	193	94
Income allocation to minority interest in consolidated joint ventures	262	—
Depreciation	9,024	9,270
Amortization	660	442
Income tax benefit	(990)	(683)
Gain on sale of hotel properties	(16)	—
Loss on impairment of hotel properties	50	—
(Income) loss allocations from unconsolidated joint ventures	54	(54)
Distributions from joint ventures	31	719
Unearned compensation amortization	338	269
Changes in assets and liabilities:
Lease revenue receivable	179	(169)
Accounts receivable	(963)	(1,407)
Prepaid expenses and other assets	(6,670)	429
Accounts payable and accrued expenses	945	295

Net cash provided by operating activities	12,375	14,136

Cash flows from investing activities:
Notes receivable	(8,378)	—
Deferred acquisition costs	10	—
Acquisition of minority interest	(8,162)	—
Investment in hotel properties, net	(11,108)	(3,705)
Sale of hotel properties	10,533	—
Investment in unconsolidated joint ventures	(747)	(1)

Net cash used in investing activities	(17,852)	(3,706)

Cash flows from financing activities:
Fees paid in connection with financing activities	(297)	(15)
Payment of distributions to shareholders	(11,421)	(9,520)
Payment of distributions to minority interest in Partnership	(389)	(390)
Distributions to minority interest in consolidated joint ventures	(569)	—
Proceeds from issuance of Series B Preferred shares, net	88,810	—
Redemption of Series A Preferred shares, net	(75,000)	—
Net increase in due to banks	10,800	3,900
Net decrease in long-term debt	(6,330)	(675)

Net cash provided by (used in) financing activities	5,604	(6,700)

Net increase in cash	127	3,730
Cash at beginning of period	5,623	1,510

Cash at end of period	$5,750	$5,240

Supplemental disclosure:
Cash paid for interest	$3,462	$4,558

Summary of non-cash investing and financing activities:
Distributions to shareholders declared but not paid	$11,538	$4,763
Distributions to minority interest in Partnership declared but not paid	389	195
Deferred equity compensation	764	354
Interest rate swap adjustment to market value	33	143
Adjustment to minority interest due to issuance of common stock and change in accumulated other comprehensive loss	26	(8)

The accompanying notes are an integral part of the consolidated financial statements.

WINSTON HOTELS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands, except per share amounts)

1.	ORGANIZATION

Winston Hotels, Inc. (the “Company”), headquartered in Raleigh, North Carolina, operates so as to qualify as a real estate investment trust (“REIT”) for federal income tax purposes. During 1994, the Company completed an initial public offering of its common stock (“Common Stock”), utilizing the majority of the proceeds to acquire one hotel and a general partnership interest (as the sole general partner) in WINN Limited Partnership (the “Partnership”). The Partnership used a substantial portion of the proceeds to acquire nine additional hotel properties. The Company and the Partnership (together with the Partnership’s wholly owned subsidiaries, Barclay Hospitality Services Inc. (“Barclay”), Winston SPE, LLC, and Winston Finance LLC), are collectively referred to as the “Company”. As of June 30, 2004, the Company’s ownership in the Partnership was 95.30 percent.

The accompanying unaudited consolidated financial statements reflect, in the opinion of management, all adjustments necessary for a fair presentation of the interim financial statements. All such adjustments are of a normal and recurring nature. Certain reclassifications have been made to the 2003 financial statements to conform to the 2004 presentation. These reclassifications have no effect on net income or shareholders’ equity previously reported. Due to the seasonality of the hotel business, the information for the six months ended June 30, 2004 and 2003 is not necessarily indicative of the results for a full year. This Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

As of June 30, 2004, the Company owned or was invested in 49 hotel properties in 15 states having an aggregate of 6,943 rooms. This included 44 wholly owned properties with an aggregate of 6,262 rooms, a 49 percent ownership interest in one joint venture hotel with an aggregate of 118 rooms, and a 13.05 percent ownership interest in four joint venture hotels with an aggregate of 563 rooms. The Company also held a 48.78% ownership interest in another joint venture that is currently constructing a 147-room Courtyard by Marriott hotel that is scheduled to open in September 2004. The Company also had issued hotel loans to owners of five hotels with an aggregate of 881 rooms. The Company does not hold an ownership interest in any of the hotels for which it has provided financing. All of the Company’s hotels are operated under franchises from nationally recognized franchisors including Marriott International, Inc., Hilton Hotels Corporation, Intercontinental Hotels Group PLC, (formerly Six Continents PLC) and Choice Hotels International.

Currently, Alliance Hospitality Management, LLC manages 40 of the Company’s 49 hotels, Concord Hospitality Enterprises Company manages three hotels, Promus Hotels, Inc., an affiliate of Hilton Hotels Corporation manages three hotels, and New Castle Hotels, LLC, Noble Investment Group, Ltd., and Prism Hospitality Corp. each manage one hotel.

In March 2004, the Company negotiated the transfer of the long-term lease with Secaucus Holding Corporation, a wholly owned subsidiary of Prime Hospitality Corp. (“Prime”) for the Secaucus, NJ Holiday Inn to Barclay. The Company received a net payment from Prime of $269 as part of the negotiated settlement. This amount is included in percentage lease revenue in the accompanying unaudited consolidated statement of operations for the six months ended June 30 2004. Alliance manages the hotel. With the transfer of this lease to Barclay, the Company is no longer the lessor of any hotel leases with unrelated third parties. Therefore, unless the Company enters into third party hotel leases, as the lessor, in the future, the Company will not earn percentage lease revenue in the future.

2.	MINORITY INTEREST

Minority interest as of June 30, 2004 and December 31, 2003, consists of minority interest in the Partnership of $7,449 and $7,671, respectively, and minority interest in consolidated joint ventures of $3,196 and $9,818, respectively.

Minority Interest in the Partnership. Certain hotel properties have been acquired, in part, by the Partnership, through the issuance of limited partnership units of the Partnership. The equity interest in the Partnership created by these transactions represents the Company’s minority interest. The Company’s minority interest is: (i) increased or decreased by its pro-rata share of the net income or net loss, respectively, of the Partnership; (ii) decreased by distributions to unit holders; (iii) decreased by redemption of Partnership units for the Company’s Common Stock; and (iv) adjusted to equal the net equity of the Partnership multiplied by the limited partners’ ownership percentage immediately after each issuance of units of the Partnership and/or Common Stock of the Company through an adjustment to additional paid-in capital. Income (loss) is allocated to minority interest based on the weighted average percentage ownership throughout the year.

Minority Interest in Consolidated Joint Ventures. Certain ownership interests in hotel properties have been acquired, in part, by the Company, through joint venture agreements. The equity interests of the Company’s joint venture partners of the consolidated joint ventures represent the Company’s minority interest (see Note 9). The Company’s minority interest is: (i) increased or decreased by its joint venture partners’ pro-rata share of the net income or net loss of the respective joint venture, and (ii) decreased by distributions to its joint venture partners. Income (loss) is allocated to minority interest in accordance with the provisions of each joint venture’s operating agreement.

3.	DERIVATIVE INSTRUMENTS

The Company’s financing facilities consist of a $125,000 variable rate line of credit that matures in December 2004 (the “Line”); a $71,000 fixed rate (7.375 percent) loan with a ten-year maturity, due December 1, 2008, and a twenty-five-year amortization period; a $5,100 variable rate (LIBOR +3%) loan with a ten-year maturity, due February 1, 2011, and a twenty-five-year amortization period; a $12,300 variable rate (LIBOR +3%) loan with a ten-year maturity, due August 1, 2011, and a twenty-year amortization period; and a $9,147 variable rate (LIBOR + 3.8% during construction) construction loan with a funding cutoff date of October 1, 2004, at which time the interest rate will be fixed and the payments will be determined. The Line, which expires in December 2004, bears interest generally at rates from 30-day LIBOR plus 1.75% to 30-day LIBOR plus 2.50%, based on the Company’s consolidated debt leverage ratio as of the end of each previous calendar quarter. The Company’s interest rate as of June 30, 2004 was 30-day LIBOR (1.34% as of June 30, 2004) plus 1.75%. The Company’s interest rate beginning July 1, 2004 and for the third quarter remained at 30-day LIBOR plus 1.75%.

To seek to manage overall interest rate risk, the Company uses interest rate hedging instruments to convert a portion of its variable-rate debt to fixed-rate debt. Interest rate differentials that arise under these instruments are recognized as interest expense over the life of the contracts. The Company’s only such instrument during the six months ended June 30, 2004 was an interest rate swap instrument, the term of which started March 31, 2003 and ended February 27, 2004. The interest rate swap instrument effectively replaced the Company’s variable interest rate based on 30-day LIBOR on $50,000 of the Line with a fixed interest rate based on a base rate of 1.505% until February 27, 2004, and was therefore characterized as a cash flow hedge. The Line’s interest rate spread was 1.75% equating to an effective fixed rate of 3.255% on $50,000 from January 1, 2004 to February 27, 2004.

4.	EARNINGS PER SHARE

The following is a reconciliation of net income available to common shareholders used in the net income per common share calculation to the net income assuming dilution used in the net income per common shares – assuming dilution calculation:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Income from continuing operations	$5,605	$3,197	$9,045	$4,623
Less: preferred shares distribution	(1,840)	(1,734)	(3,635)	(3,469)
Less: loss on redemption of Series A Preferred Stock	—	—	(1,720)	—

Income from continuing operations to common shareholders	3,765	1,463	3,690	1,154
Income (loss) from discontinued operations	(94)	200	233	308

Net income available to common shareholders	3,671	1,663	3,923	1,462
Plus: income allocation to minority interest in Partnership	181	107	193	94

Net income assuming dilution	$3,852	$1,770	$4,116	$1,556

The following is a reconciliation of the weighted average shares used in net income per common share to the weighted average shares used in net income per common share – assuming dilution:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Weighted average number of common shares	26,217	20,078	26,216	20,076
Minority interest units with redemption rights	1,299	1,299	1,299	1,299
Stock options and stock grants	26	—	46	—

Weighted average number of common shares assuming dilution	27,542	21,377	27,561	21,375

During the first two quarters of 2004, the Company declared quarterly cash dividends of $0.15 per common share, $0.578125 per Series A preferred share for the period from January 1, 2004 through February 24, 2004, $0.20 per Series B preferred share for the period from February 24, 2004 (the issuance date of the new Series B cumulative preferred stock) through March 31, 2004 and $0.50 per Series B preferred share for the period from April 1, 2004 through June 30, 2004.

5.	INCOME TAXES

The Company accounts for income taxes in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes.” Under SFAS 109, the Company accounts for income taxes using the asset and liability method under which deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. The income tax benefit for the six months ended June 30, 2004 consists of a deferred federal income tax benefit of $896 and a deferred state income tax benefit of $77.

The benefit from income taxes and related deferred tax asset were calculated using an effective tax rate of 38 percent applied to the loss of Barclay. The deferred tax asset also relates to the cost of acquiring the leases for 47 of the Company’s hotel properties from Interstate, which was expensed for financial reporting purposes in 2002. For tax purposes, this payment is being amortized over the lives of the leases. The Company believes that Barclay, through strategic tax planning, will generate sufficient future taxable income to realize in full the deferred tax asset. Accordingly, no valuation allowance has been recorded as of June 30, 2004.

6.	STOCK-BASED COMPENSATION

The Company has one stock-based employee compensation plan, the Winston Hotels, Inc. Stock Incentive Plan (the “Plan”). The Company accounts for this plan under the recognition and measurement principles of APB

Opinion No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations. No stock-based employee compensation cost is reflected in net income for the issuance of options, as all options granted under the Plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income available to common shareholders and net income (loss) per share as if the Company had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation”, as amended by FASB Statement No. 148, to stock-based employee compensation.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Net income available to common shareholders, as reported	$3,671	$1,663	$3,923	$1,462
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	—	5	1	9

Pro forma net income available to common shareholders	$3,671	$1,658	$3,922	$1,453

Earnings per share:
Basic and diluted – as reported	$0.14	$0.08	$0.15	$0.07

Basic and diluted – pro forma	$0.14	$0.08	$0.15	$0.07

7.	ACCOUNTING FOR LONG-LIVED ASSETS

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

The Company’s franchisors periodically inspect the Company’s hotels to ensure they meet certain brand standards primarily pertaining to the condition of the property and its guest service scores. In connection with these routine reviews, the Company has received default notices from the franchisor for two of its hotels. The Company is in the process of curing these deficiencies to comply with the franchisor’s standards and expects to receive an acceptable rating for both hotels.

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

The Company currently owns a 49 percent interest in the joint venture with Marsh Landing that owns the Ponte Vedra, FL Hampton Inn. Charles Winston and James Winston, both of whom are directors of the Company, control the remaining 51 percent interest in the Marsh Landing joint venture. The results of operations for the three and six months ended June 30, 2004 and the balance sheet as of June 30, 2004 and December 31, 2003 of this joint venture are consolidated in the Company’s consolidated financial statements and all intercompany accounts are eliminated pursuant to FASB Interpretation No. 46 (see Note 9).

During the first quarter of 2004, the Company purchased its joint venture partner’s ownership interest in both the Evanston Hotel Associates, LLC Joint Venture (the “Evanston Joint Venture”) and the Windsor Hotel Associates, LLC Joint Venture (the “Windsor Joint Venture”). Prior to the purchase, Regent Partners, Inc. owned 51 percent of the Evanston Joint Venture and 42.35 percent of the Windsor Joint Venture, and the Company owned 49 percent and 57.65 percent, respectively. The amount paid for Regent’s ownership interest in the Evanston Joint Venture totaled approximately $6,900, and was based on an imputed value of $25,250 for the sale of the hotel, subject to approximately $11,800 of debt. The amount paid for Regent’s ownership interest in the Windsor Joint Venture totaled approximately $1,200, and was based on an imputed value of $12,250 for the sale of the hotel, net of debt paid off of approximately $9,300. As a result of these purchases, the Company wholly owns the Evanston, IL Hilton Garden Inn (the “Evanston hotel”) and the Windsor, CT Hilton Garden Inn (the “Windsor hotel”) hotels. Prior to the purchase, Barclay leased the Evanston hotel and Windsor Lessee Company LLC leased the Windsor hotel. Barclay continues to lease the Evanston hotel and, as a result of the purchase, Barclay assumed the lease of the Windsor hotel from Windsor Lessee Company LLC. The results of operations for the three and six months ended June 30, 2004 and the balance sheets as of June 30, 2004 and December 31, 2003 of these hotels are consolidated in the Company’s consolidated financial statements and all intercompany accounts are eliminated.

During 2002, the Company entered into a joint venture agreement with Charlesbank with the intention to acquire more than $100,000 of hotel assets (the “Charlesbank Venture”). Charlesbank is a private investment firm that manages capital on behalf of a wide range of institutional investors. The Charlesbank Venture and Concord subsequently formed a new joint venture entity, WCC Project Company LLC. The Charlesbank Venture is the managing member of WCC Project Company LLC. The West Des Moines, IA Fairfield Inn & Suites, the Beachwood, OH Courtyard by Marriott, and the Houston, TX Springhill Suites by Marriott are owned by WCC Project Company LLC. Charlesbank owns an indirect ownership interest of 73.95 percent of WCC Project Company LLC, Concord owns 13 percent and the Company owns an indirect ownership interest of 13.05 percent. During the first quarter of 2004, the Charlesbank Venture and New Castle formed a new joint venture entity, WNC Project Company LLC. New Castle is the managing member of WNC Project Company LLC. The Shelton, CT Ramada Plaza hotel, which was purchased in the first quarter of 2004, is owned by WNC Project Company LLC. This hotel is currently being renovated and is expected to be converted to a Courtyard by Marriott during the first quarter of 2005. Charlesbank owns an indirect ownership interest of 73.95 percent of WNC Project Company LLC, New Castle owns 13 percent and the Company owns an indirect ownership interest of 13.05 percent. The total hotel assets of the four hotels owned, in part, by the Charlesbank Venture were approximately $38 million as of June 30, 2004, and are expected to be approximately $44 million upon completion of all renovation procedures.

During the third quarter of 2003, the Company entered into a joint venture agreement (the “Chapel Hill Joint Venture”) with Chapel Hill Investments, LLC to develop and own hotel properties. The Chapel Hill Joint Venture is currently developing a 147-room Courtyard by Marriott hotel in Chapel Hill, NC, which is expected to open in September, 2004. The Chapel Hill Courtyard by Marriott hotel will be leased to Chapel Hill Lessee Company, LLC. The Company currently owns a 48.78 percent interest in both the Chapel Hill Joint Venture and Chapel Hill Lessee Company, LLC, while Chapel Hill Investments, LLC owns a 51.22 percent interest in both entities. The Company also has provided an additional $1,453 to capitalize the development of the hotel in exchange for a preferred membership interest (“Preferred Contribution”) in the Chapel Hill Joint Venture. The Company will receive $700 for development services provided during construction. Chapel Hill Investments, LLC is owned 52 percent by Charles Winston and James Winston, both of whom are directors of the Company, and 48 percent by three unrelated private investors. The results of operations for the three and six months ended June 30, 2004 and the balance sheet as of June 30, 2004 and December 31, 2003 of this joint venture are consolidated in the Company’s consolidated financial statements and all intercompany accounts are eliminated pursuant to FASB Interpretation No. 46 (see Note 9).

As of June 30, 2004, total assets of the two unconsolidated joint ventures, one with Charlesbank and Concord and one with Charlesbank and New Castle were $38,291, total liabilities were $24,820, and total equity was $13,471. For the three and six months ended June 30, 2004, total revenue of the two unconsolidated joint ventures was $2,744 and $5,050 respectively, total expenses were $2,958 and $5,391 respectively, resulting in net loss of ($214) and ($341) respectively.

As of June 30, 2004, total assets of the two consolidated joint ventures, one with Marsh Landing Investments, LLC and one with Chapel Hill Investments, LLC were $17,019, total liabilities were $10,769, and total equity was $6,250. For the three and six months ended June 30, 2004, total revenue of the two consolidated joint ventures was $408 and $811 respectively, total expenses were $256 and $502 respectively, resulting in net income of $152 and $309 respectively. The Company’s resulting share of the net income was $75 and $152 respectively.

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

As discussed in Note 8 above, the Company participates in four joint venture agreements to develop and own hotel properties. The Company has also issued five mezzanine loans to owners of five hotels. The management of the Company has analyzed the terms and provisions of each of these arrangements, and has determined the following:

Marsh Landing Joint Venture:

This joint venture is considered to be a VIE and the Company is considered to be the primary beneficiary. Therefore, the Company, which owns a 49 percent interest, has consolidated the balance sheet of the Marsh Landing Joint Venture beginning as of December 31, 2003, and has consolidated the results of operations beginning with the first quarter of 2004. For the three and six months ended June 30, 2004, total revenue of the joint venture was $408 and $809 respectively, total expenses were $191 and 383 respectively, resulting in a net income of $217 and $426 respectively. As of June 30, 2004, total assets of the joint venture were $7,304, total liabilities were $4,968, resulting in stockholders’ equity totaling $2,336. The Company’s share of the equity of this joint venture totaled $1,145 as of June 30, 2004.

Charlesbank Joint Ventures:

The Company has determined that it is not required to consolidate either of the Charlesbank joint ventures as it is not the primary beneficiary. Therefore, the Company, which owns an indirect ownership interest of 13.05 percent, has accounted for and will continue to account for its investment under the equity method of accounting. For the three and six months ended June 30, 2004, total revenue of the Charlesbank joint ventures was $2,744 and 5,050 respectively, total expenses were $2,958 and 5,391 respectively, resulting in net loss of $(214) and $(341) respectively. As of June 30, 2004, total assets of the joint ventures were $38,291, total liabilities were $24,820, resulting in stockholders’ equity totaling $13,471. The Company’s equity balance exposed to loss as a result of its involvement in these joint ventures totaled $1,757 as of June 30, 2004.

Regent Joint Ventures:

During the first quarter of 2004, the Company purchased its joint venture partner’s ownership interest in both the Windsor Joint Venture and the Evanston Joint Venture (see Note 8). These two joint ventures owned the Windsor hotel and the Evanston hotel. These joint ventures were considered to be VIE’s and the Company was considered to be the primary beneficiary. Therefore, the Company, which owned a 57.65% interest and a 49% interest, respectively, consolidated the balance sheets of the Windsor Joint Venture and the Evanston Joint Venture beginning as of December 31, 2003, and consolidated the results of operations beginning with the first quarter of 2004. For the period that these properties were owned by joint ventures, total revenues of the Windsor Joint Venture and the Evanston Joint Venture were $362 and $494, respectively, total expenses were $240 and $281, respectively, resulting in net income of $122 and $213, respectively.

The Company also owned a 57.65% interest in Windsor Lessee Company, LLC, the lessee of the Windsor hotel. Barclay assumed this lease at the time the Company purchased Regent’s interest in the Windsor Joint Venture. This joint venture was considered to be a VIE and the Company was considered to be the primary beneficiary. The Company consolidated the balance sheet of Windsor Lessee Company, LLC beginning as of December 31, 2003, and consolidated the results of operations beginning with the first quarter of 2004. For the period that the lessee was a joint venture, total revenue of Windsor Lessee Company, LLC was $818, total expenses were $951 resulting in a net loss of $(133).

Chapel Hill Joint Venture:

Chapel Hill Hotel Associates

This joint venture is considered to be a VIE, the Company is considered to be the primary beneficiary and it was created in August 2003 (after January 31, 2003). Therefore, the Company, which owns a 48.78% interest in Chapel Hill Hotel Associates, LLC, has consolidated the joint venture’s results of operations and balance sheet beginning with the third quarter 2003. For the three and six months ended June 30, 2004, total revenue of the joint venture was $0 and $2 respectively, total expenses were $55 and $110 respectively, resulting in a net loss of $(55) and $(108) respectively. As of June 30, 2004, total assets of the joint venture were $9,711, total liabilities were $5,789, including $4,068 of long term debt, resulting in stockholders’ equity totaling $3,922. The Company’s share of equity of this joint venture totaled $1,913 as of June 30, 2004, and its Preferred Contribution (included in total liabilities) totaled $1,453 as of June 30, 2004.

Chapel Hill Lessee

This joint venture is considered to be a VIE, the Company is considered to be the primary beneficiary and it began operations in May 2004 (after January 31, 2003). Therefore, the Company has consolidated the joint venture’s results of operations and balance sheet beginning with the second quarter 2004. The company owns a 48.78% interest in Chapel Hill Lessee Company, LLC, which will be the lessee of the Courtyard by Marriott in Chapel Hill, NC, which is expected to open in September 2004. For the three and six months ended June 30, 2004, total revenue of the joint venture was $0, total expenses were $9, resulting in a net loss of $(9). As of June 30, 2004, total assets of the joint venture were $4, total liabilities were $12, resulting in stockholders’ deficit totaling $(8). The Company’s share of deficit of this joint venture totaled $(4) as of June 30, 2004,

Noble Investment Group Mezzanine Loans:

In July 2000, the Company provided a $1,080 mezzanine loan for a Hilton Garden Inn in Atlanta, GA and in February 2001 provided a $2,186 mezzanine loan for a Hilton Garden Inn in Tampa, FL. Noble Investment Group, Ltd. (“Noble”) provided the remainder of the funding and owns and operates the hotels. These two mezzanine loan arrangements are considered to be variable interests in the entities that own the hotels, both of which are VIEs. However, the Company is not considered to be the primary beneficiary. Therefore, the Company does not consolidate the results of operations of the hotels for which it has provided financing. The Company’s total outstanding loan balance and related interest receivable exposed to loss as a result of its involvement in these mezzanine loans totaled $3,266 and $308, respectively as of June 30, 2004. The Company has received a guaranty of payment up to $1,300 of the outstanding balance of the mezzanine loan for the Hilton Garden Inn in Tampa from Noble Investments LLC, an affiliate of Noble Investments – Tampa, LLC, the borrower.

Baltimore, MD Hampton Inn & Suites Mezzanine Loan;

In the fourth quarter of 2002, the Company funded a $3,500 mezzanine loan to an unrelated third party owner for the purchase and conversion of a historic office building into a 116-room Hampton Inn & Suites hotel in Baltimore, MD’s Inner Harbor (the “Baltimore Hotel”). Subsequently, the Company sold 50 percent of the loan to an affiliate of Hall Financial Group at face value, or $1,750. This mezzanine loan arrangement is considered to be a variable interest in the entity that owns the hotel, which is a VIE. However, the Company is not considered to be the primary beneficiary. Therefore, the Company does not consolidate the results of operations of the hotel for which it has provided financing. The Company’s total outstanding loan balance and related interest receivable exposed to loss as a result of its involvement in this mezzanine loan totaled $1,728 and $346, respectively as of June 30, 2004.

Atlantic Beach, NC Sheraton Loan:

In February 2004, the Company issued a $2,400 mezzanine loan to primarily finance the acquisition of a 200-room Sheraton Hotel in Atlantic Beach, NC. This mezzanine loan arrangement is considered to be a variable interest in the entity that owns the hotel, which is a VIE. However, the Company is not considered to be the primary beneficiary. Therefore, the Company does not consolidate the results of operations of the hotel for which it has provided financing. The Company’s total outstanding loan balance and related interest receivable exposed to loss as a result of its involvement in this mezzanine loan totaled $2,400 and $41, respectively as of June 30, 2004.

Cornhusker Square Hotel Loan:

In June 2004, the Company and Canyon Capital Realty Advisors (“Canyon Capital”), a national lending and real estate investment firm provided a $16,850 loan to finance the acquisition and major refurbishment and conversion of the 290-room Cornhusker Square Hotel in Lincoln, NB. Canyon Capital provided $10,850 as the first, or A piece of the financing, and the Company provided $6,000 as the second, or B piece. This loan arrangement is considered to be a variable interest in the entity that owns the hotel, which is a VIE. However, the Company is not considered to be the primary beneficiary. Therefore, the Company does not consolidate the results of operations of the hotel for which it has provided financing. The Company’s total outstanding loan balance and related interest receivable exposed to loss as a result of its involvement in this mezzanine loan totaled $6,000 and $72, respectively as of June 30, 2004.

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

The costs capitalized as part of the issuance of the Series A Cumulative Preferred Stock in September 1997 totaled approximately $1,720 as of February 2004 and have been recorded as a reduction in net income available to common shareholders for the six months ended June 30, 2004.

11.	DISCONTINUED OPERATIONS

The Company adopted Statement of Financial Accounting Standard No. 144 (“SFAS No. 144”) effective January 1, 2002 which requires, among other things, that the operating results of certain real estate assets which have been sold subsequent to January 1, 2002, or otherwise qualify as held for disposition (as defined by SFAS No. 144), be included in discontinued operations in the statements of operations for all periods presented. In June of 2004, the Company sold its 128-room Hampton Inn in Las Vegas, NV. In February of 2004, the Company sold its 118-room Hampton Inn in Wilmington, NC. During 2003, the Company’s Board of Directors authorized management of the Company to sell the Greenville, SC Comfort Inn, which is classified as “held for sale” on the Company’s Consolidated Balance Sheet as of June 30, 2004. The property, which is immediately available for sale, is actively being marketed for sale through a broker. The operating results for these three hotels are included in discontinued operations in the statements of operations for the three and six months ended June 30, 2004 and 2003. The Company has not allocated interest expense to the results of the discontinued operations in accordance with EITF No. 87-24. This change has resulted in certain reclassifications to the three and six months ended June 30, 2003 financial statement amounts.

Condensed financial information of the results of operations for the three and six months ended June 30, 2004 and 2003, for the two hotels sold during 2004 and the one hotel classified as “held for sale” are included in discontinued operations as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Total revenue	$994	$1,087	$2,063	$1,943
Total expenses	845	864	1,801	1,668

Income from operations of discontinued operations	149	223	262	275
Allocation to minority interest in Partnership — income from operations of discontinued operations	10	13	14	20
Gain (loss) on sale of discontinued operations	(284)	—	16	—
Allocation to minority interest in Partnership — gain (loss) on sale of discontinued operations	(14)	—	1	—
Loss on impairment of asset held for sale	(26)	—	(50)	—
Allocation to minority interest in Partnership — loss on impairment of asset held for sale	(2)	—	(3)	—
Income tax expense (benefit)	(61)	10	(17)	(53)

Income (loss) from discontinued operations	$(94)	$200	$233	$308

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

The Company’s primary source of revenue is room revenue generated from its hotel ownership interests. The Company also generates revenue through food and beverage, telephone, parking, and other hotel sales. Operating expenses consist of the costs to provide these services as well as corporate general and administrative costs, real and personal property taxes, property and casualty insurance costs, depreciation, amortization, and other costs. The Company has significant fixed-costs associated with owning and operating hotels, which do not necessarily decrease when circumstances such as market factors cause a reduction in revenue for the property. As a result, changes in revenue per available room (“RevPAR”) can result in a greater percentage change in the Company’s earnings and cash flows. The Company seeks to maximize the value of its portfolio through aggressive asset management, by directing the managers of its hotels to increase revenues and reduce operating costs, and by completing selective capital improvements.

The Company’s primary growth strategies include improving operations at the hotels in which it holds an ownership interest, acquiring additional hotels or ownership interests in hotels through joint ventures, and providing loans to the hotel industry. The following describes the Company’s operations and investments in the first and second quarters of 2004 with respect to each of these strategies.

Improve Hotel Operations During the second quarter of 2004, the Company’s RevPAR increased 7.7 percent from $54.80 in the second quarter of 2003 to $59.02. Occupancy rates increased 4.9 percent, from 69.7 percent to 73.1 percent, and the average daily rate (“ADR”) increased 2.7 percent from $78.66 to $80.78, during the second quarter of 2004, as compared to the same period of 2003. The Company’s gross profit operating margins decreased to 43.1 percent in the second quarter of 2004 from 43.6 percent in the second quarter of 2003. The Company expects RevPAR to increase two to four percent in the third quarter of 2004, as compared to the third quarter of 2003. The Company continues to seek to maximize hotel revenues and reduce operating costs.

The Company’s franchisors periodically inspect the Company’s hotels to ensure they meet certain brand standards primarily pertaining to the condition of the property and its guest service scores. In connection with these routine reviews, the Company has received default notices from the franchisor for two of its hotels. The Company is in the process of curing these deficiencies to comply with the franchisor’s standards and expects to receive an acceptable rating for both hotels.

Acquisitions

During the first quarter of 2004, the Company purchased its joint venture partner’s ownership interest in both the Evanston, IL Hilton Garden Inn hotel and the Windsor, CT Hilton Garden Inn hotel (see Note 8 to consolidated financial statements).

During the first quarter of 2004, the Company, Charlesbank, and New Castle formed a new joint venture entity, WNC Project Company LLC. The joint venture purchased the Shelton, CT Ramada Plaza hotel which is currently being renovated and is expected to be converted to a Courtyard by Marriott during the first quarter of 2005. The expected total cost of the hotel, after renovations, is $14,000. Through its investments in joint ventures, the Company also creates additional income in the form of asset management fees and/or development fees (see Note 8 to consolidated financial statements).

The Company made no acquisitions during the second quarter of 2004.

Hotel Financing

In February 2004, the Company issued a $2,400 mezzanine loan to partially finance the acquisition of a 200-room Sheraton hotel in Atlantic Beach, NC. The hotel has undergone extensive renovations which were substantially completed by the second quarter of 2004. These hotel loans support the Company’s strategy to provide additional financing to the hotel industry.

In June 2004, the Company and Canyon Capital Realty Advisors (“Canyon Capital”), a national lending and real estate investment firm, provided a $16,850 loan to finance the acquisition and major refurbishment and conversion of the 290-room Cornhusker Square Hotel in Lincoln, NB. Canyon Capital provided $10,850 as the first, or A piece of the financing, and the Company provided $6,000 as the second, or B piece. The Company’s B piece of the loan is subordinate to Canyon Capital’s A piece. The hotel will remain open during the renovation and is expected to convert to a full-service Marriott upon completion.

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

The Company believes the following critical accounting policies reflect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

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

Accounting for Joint Ventures

As of June 30, 2004, the Company had a 15 percent ownership interest in its Charlesbank joint venture, (which owned an 87 percent ownership interest in the WCC Project Company LLC joint venture and an 87 percent ownership interest in the WNC Project Company LLC joint venture, resulting in an indirect 13.05 percent ownership interest by the Company in the four hotels owned by these joint ventures), a 49 percent ownership interest in its Marsh Landing joint venture, which owns one hotel, and a 48.78 percent interest in the Chapel Hill joint venture, which is constructing one hotel. The WCC Project Company LLC joint venture owns three hotels and the WNC Project Company LLC joint venture owns one hotel. The Chapel Hill joint venture owns one hotel which is currently under construction and expected to open in September of 2004.

Per the provisions of FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), the Company determined that the Charlesbank joint venture does not have to be consolidated and therefore, the Company used the equity method to recognize its share of net income or loss from this joint venture during the three and six months ended June 30, 2004 and adjusted the carrying value of its investment accordingly. Accordingly, the joint ventures’ assets, liabilities, and equity are not recorded on the Company’s balance sheet as of June 30, 2004.

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

Income Taxes

The Company records a valuation allowance to reduce the deferred tax assets to an amount that it believes is more likely than not to be realized. Because of expected future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, the Company has not recorded a valuation allowance to reduce its deferred tax asset as of June 30, 2004. Should our estimate of future taxable income be less than expected, or our tax planning strategy not be carried out as planned, we would record an adjustment to the deferred tax asset in the period such determination was made.

Results of Operations

Actual Three and Six Months Ended June 30, 2004 versus Actual Three and Six Months Ended June 30, 2003

REVENUE

Room – For the three months ended June 30, room revenue increased $3,973 from $29,284 in 2003 to $33,257 in 2004. On January 1, 2004, per the provisions of FIN 46, the Company began consolidating the operating results of the Windsor Hilton Garden Inn; and on March 11, 2004, the Company acquired the lease for the Secaucus Holiday Inn (collectively the “Windsor and Secaucus hotels”) and began recording the operating results of the hotel. Room revenue from these hotels totaled $2,189 for the three months ended June 30, 2004. In addition, the increase in room revenues is due, in part, to an increase in RevPAR of 7.7 percent, from $54.80 to $59.02. Occupancy rates increased 4.9 percent, from 69.7 percent to 73.1 percent, and the ADR increased 2.7 percent from $78.66 to $80.78. For the six months ended June 30, room revenue increased $7,378 from $55,133 in 2003 to $62,511 in 2004. Additional room revenue from consolidating the operating results of the Windsor and Secaucus hotels totaled $3,357 for the six months ended June 30, 2004. In addition, the increase in room revenues is due, in part, to an increase in RevPAR of 7.7 percent, from $52.01 to $56.04. Occupancy rates increased 4.8 percent, from 66.8 percent to 70.0 percent, and the ADR increased 2.8 percent from $77.91 to $80.06.

Food and Beverage – For the three months ended June 30, food and beverage revenue increased $458 from $1,961 in 2003 to $2,419 in 2004. For the six months ended June 30, food and beverage revenue increased $732 from $3,647 in 2003 to $4,379 in 2004. Additional food and beverage revenue from consolidating the operating results of the Windsor and Secaucus hotels totaled $405 and $632 for the three and six months ended June 30, 2004, respectively. The additional increases in food and beverage revenues are due, in part, to increased occupancy experienced at the Company’s full service properties.

Other Operating Departments – Other operating departments revenue remained consistent with the prior year period for both the three and six months ended June 30, 2004. Meeting room rentals increased slightly offset by lower telephone revenue as cellular phone use continues to reduce the demand for this service.

Percentage Lease Revenue – For the three months ended June 30, percentage lease revenue declined $502 from $511 in 2003 to $9 in 2004. For the six months ended June 30, percentage lease revenue declined $367 from $1,068 in 2003 to $701 in 2004. In March 2004, the Company negotiated the transfer of the long-term lease with Secaucus Holding Corporation, a wholly owned subsidiary of Prime Hospitality Corp. (“Prime”), for the Secaucus, NJ Holiday Inn to Barclay. The Company received a net payment from Prime of $269 as part of the negotiated settlement. This amount is included in percentage lease revenue in the accompanying unaudited consolidated statement of operations for the six months ended June 30, 2004. Alliance manages the hotel. With the transfer of this lease to Barclay, the Company is no longer the lessor of any hotel leases with unrelated third parties. Therefore, unless the Company enters into third party hotel leases as the lessor in the future, the Company will not earn percentage lease revenue in the future.

EXPENSES

Rooms – For the three months ended June 30, rooms expenses increased $709 from $6,564 in 2003 to $7,273 in 2004. For the six months ended June 30, rooms expenses increased $1,246 from $12,639 in 2003 to $13,885 in

2004. Additional rooms expense from consolidating the operating results of the Windsor and Secaucus hotels totaled $482 and $726 for the three and six months ended June 30, 2004, respectively. The additional increases in rooms expenses are due, in part, to increases in labor costs and are consistent with the increases in occupancy for the three and six months ended June 30, 2004 versus the three and six months ended June 30, 2003.

Food and Beverage – For the three months ended June 30, food and beverage expenses increased $340 from $1,411 in 2003 to $1,751 in 2004. For the six months ended June 30, food and beverage expenses increased $504 from $2,716 in 2003 to $3,220 in 2004. The increases in food and beverage expenses are consistent with the increases in food and beverage revenues.

Property Operating Costs – For the three months ended June 30, property operating costs increased $1,277 from $5,900 in 2003 to $7,177 in 2004. For the six months ended June 30, property operating costs increased $2,387 from $11,489 in 2003 to $14,236 in 2004. These costs consist of administrative and general, sales and marketing, utility and other costs. The increases are primarily due to increases in administrative and general and sales and marketing labor costs, printing costs, utility costs, frequent flier program costs and credit card commissions. Additional property operating costs from consolidating the operating results of the Windsor and Secaucus hotels totaled $559 and $955 for the three and six months ended June 30, 2004, respectively.

Real Estate Taxes and Property and Casualty Insurance - Real estate taxes and property insurance costs remained consistent with the prior year period for both the three and six months ended June 30, 2004. Decreases in insurance costs were offset by increases in real estate taxes.

Franchise Costs- Franchise costs increased consistent with the increase in room revenues, increasing $276 for the three months ended the June 30, from $2,105 in 2003 to $2,381 in 2004, and $568 for the six months ended June 30, from $3,916 in 2003 to $4,484 in 2004.

Maintenance and Repair Costs – For the three months ended June 30, maintenance and repair costs increased $187 from $1,655 in 2003 to $1,842 in 2004 and for the six months ended June 30, increased $434 from $3,240 in 2003 to $3,674 in 2004. Additional maintenance and repair costs from consolidating the operating results of the Windsor and Secaucus hotels totaled $112 and $176 for the three and six months ended June 30, 2004, respectively. The additional increases are due, in part, to increases in labor costs and landscaping charges.

Management Fees – Management fees increased consistent with the increase in hotel revenues for both the three and six months ended June 30, increasing $167 for the three months ended June 30, from $704 in 2003 to $871 in 2004 and $343 for the six months ended June 30, from $1,252 in 2003 to $1,595 in 2004.

General and Administrative – For the three months ended June 30, general and administrative expense increased $38 from $1,470 in 2003 to $1,508 in 2004. The increase is primarily attributable to an increase in accounting fees, mainly associated with the Company’s efforts to comply with the provisions of Sarbanes-Oxley Act of 2002, and payroll costs offset by decreases in legal fees and costs associated with acquisitions and mezzanine loans. For the six months ended June 30, general and administrative expense increased $183 from $2,957 in 2003 to $3,140 in 2004. The increase is primarily attributable to an increase in accounting fees, mainly associated with the Company’s efforts to comply with the provisions of Sarbanes-Oxley Act of 2002, NYSE listing fees and payroll costs offset by decreases in legal fees and costs associated with acquisitions and mezzanine loans.

Depreciation and Amortization – For the three and six months ended June 30, 2004 depreciation expense remained consistent with the prior year periods. For the three and six months ended June 30, 2004 versus comparable periods for 2003, amortization expense increased $110 and $218, respectively, due to the amortization of costs paid in 2003 to amend the Company’s $125 million line of credit (the “Line”).

Interest and Other Income – For the three and six months ended June 30, 2004 versus comparable periods for 2003, interest and other income increased $139 and $175, respectively. The increases are due to additional loan interest income relating to the Atlantic Beach and Cornhusker loans. The Company continues its efforts to expand its hotel lending program.

Interest Expense – For the three months ended June 30, interest expense decreased $240 from $1,913 in 2003 to $1,673 in 2004. The decrease is due to a decline in weighted average outstanding debt balances for the Line and the Company’s fixed rate loan with GE Capital Corporation, (collectively, the “Corporate Debt Facilities”) offset by an increase in the weighted average interest rates for the Corporate Debt Facilities and the consolidation of the Evanston, Windsor and Marsh Landing Joint Ventures per FIN 46 beginning with the first quarter of 2004 of $167. For the three months ended June 30, the weighted average outstanding debt balance for the Corporate Debt Facilities decreased from $143,522 in 2003 to $105,428 in 2004, while the weighted average interest rate for the Corporate Debt Facilities increased from 5.27 percent to 5.65 percent for the same periods. For the six months ended June 30, interest expense decreased $471 from $3,875 in 2003 to $3,404 in 2004. The decrease is due to a decline in weighted average outstanding debt balances for the Corporate Debt Facilities offset by an increase in the weighted average interest rates for the Corporate Debt Facilities and the consolidation of the Evanston, Windsor and Marsh Landing Joint Ventures per FIN 46 beginning with the first quarter of 2004 of $403. The weighted average outstanding debt balance for the Corporate Debt Facilities decreased from $143,357 for the six months ended June 30, 2003 to $102,138 for the six months ended June 30, 2004, while the weighted average interest rate for the Corporate Debt Facilities increased from 5.38 percent to 5.81 percent for the same periods. The Company expects interest expense to increase in the third and fourth quarters of this year due to additional capital investments for acquisitions and hotel loans and due to expected increases in interest rates.

Income Allocation to Minority Interest in Partnership – Income allocation to minority interest in Partnership increased for both the three months and six months ended June 30, 2004 versus comparable periods for 2003. The increases are consistent with the increase in net income for the periods offset by a decrease in minority interest ownership percentage in the Partnership from 6.04% in 2003 to 4.70% in 2004.

Income Allocation to Minority Interest in Consolidated Joint Ventures – These amounts represent the minority interest shareholders’ share of net income of the consolidated joint ventures. The Company began consolidating the Chapel Hill joint venture in the third quarter of 2003 and the Ponte Vedra, Evanston and Windsor joint ventures in the first quarter of 2004 (see Note 8 to consolidated financial statements regarding the Company’s acquisition in 2004 of its partner’s equity interest in the Windsor and Evanston joint ventures).

Income Tax Benefit – For the three and six months ended June 30, 2004 and 2003 the income tax benefit is a result of the net loss experienced by Barclay during the respective periods. The Company expects Barclay to continue to experience net losses for the remainder of 2004.

Discontinued Operations – The Company sold the Las Vegas Hampton Inn in June 2004 and sold the Wilmington Hampton Inn in February 2004. The Company classified the Greenville, SC Comfort Inn as “held for sale” during the third quarter of 2003. All capital additions to the Greenville, SC Comfort Inn are recorded as loss on impairment of asset held for sale, as the Company recorded an impairment charge in the third quarter of 2003 to reduce this asset to its estimated fair market value of $2,100. The operating results of the three properties are shown as discontinued operations in the respective periods.

Liquidity and Capital Resources

The Company finances its operations from operating cash flow, which was principally derived from the operations of its hotels. For the six months ended June 30, 2004 and 2003, cash flow provided by operating activities was $12,375 and $14,136, respectively. The decrease is primarily due to an increase in prepaid expenses and other assets, which includes a receivable for the sale of Las Vegas proceeds, offset by an increase in net income.

Under federal income tax law provisions applicable to REITs, the Company is required to distribute at least 90% of its taxable income to maintain its tax status as a REIT. During the first two quarters of 2004, the Company declared distributions of $7,903 to its common shareholders ($0.30 per share) and $3,635 to its preferred shareholders ($0.353 per share of Preferred Series A and $0.70 per share of Preferred Series B). The Company intends to monitor its dividend policy closely and to act accordingly as results of operations dictate. The Company also intends to fund cash distributions to shareholders out of cash flow from operating activities. The Company may incur indebtedness to meet its dividend policy or distribution requirements imposed on the Company under the Internal Revenue Code (including the requirement that a REIT distribute to its shareholders annually at least 90% of its taxable income) to the extent that available cash flow from the Company’s investments are insufficient to make such distributions.

In February 2004, the Company completed the issuance of 3,680,000 shares of its 8.00% Series B Cumulative Preferred Stock. The net proceeds raised totaled approximately $88.9 million, approximately $76.1 million of which was used to fully redeem the Company’s then outstanding 3,000,000 shares of 9.25% Series A Cumulative Preferred Stock plus accrued dividends. The Company used the remaining proceeds of approximately $12.8 million to pay down its then outstanding balance under the Line, and plans to use the resulting availability under the Line to fund the Company’s hotel lending business, to acquire hotels or interests in hotels through joint ventures, and/or for general corporate purposes and to pay down outstanding debt balances on the Line.

The total cost capitalized as part of the issuance of the Series A Cumulative Preferred Stock in September 1997 totaled approximately $1.7 million as of February 2004 and was recorded as a reduction in net income available to common shareholders in the first quarter of 2004.

The Company’s net cash used in investing activities for the six months ended June 30, 2004 totaled $17,852. Gross capital expenditures for the Company’s consolidated hotels totaled $11,108. This amount includes capital expenditures of $5,735 for the Company’s wholly owned hotels as of June 30, 2004, and $5,343 for the Company’s consolidated joint venture hotels, $5,322 of which was for the development of the Courtyard by Marriott hotel in Chapel Hill, NC. This hotel is expected to open in September of 2004. During the first quarter of 2004, the Company purchased its joint venture partner’s ownership interest in both the Evanston and Windsor joint ventures. The total purchase price of $8,162 exceeded the joint venture partner’s combined equity balance of $6,315. This additional purchase price was recorded as a capital addition during the first quarter of 2004.

The Company plans to spend approximately $3,300 to renovate certain of its wholly owned hotels during the remainder of 2004, and an additional $5,200 to continue to develop the Courtyard by Marriott hotel in Chapel Hill, NC during the third quarter of 2004. These expected total renovation expenditures for 2004 exceed by approximately $2,700 the 5% of room revenues for its hotels (7% of room revenues and food and beverage revenues for one of its full-service hotels) which the Company is required to spend under its percentage leases for periodic capital improvements and the refurbishment and replacement of furniture, fixtures and equipment at its wholly owned hotels. These capital expenditures are funded from operating cash flow, and possibly from borrowings under the Line, sources that are expected to be adequate to fund such capital requirements. These capital expenditures are in addition to amounts spent on normal repairs and maintenance which have approximated 5.9% of room revenues for each of the six months ended June 30, 2004 and 2003, respectively.

During 2003, the Company’s Board of Directors authorized management of the Company to sell the Greenville, SC Comfort Inn, which is classified as “held for sale” on the Company’s Consolidated Balance Sheet as of June 30, 2004 in accordance with FASB No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”. The property, which is immediately available for sale, is actively being marketed for sale through a broker. The Company sold the Wilmington, NC Hampton Inn in February of 2004. The total net proceeds were $3,350. The Company also sold the Las Vegas, NV Hampton Inn in June of 2004. The total net proceeds were $7,183. Periodically, the Company considers the sale of certain other hotels that the Company believes appropriate to sell and if sold, would use the net sale proceeds for general corporate purposes.

Hotel Loans

In June 2004, the Company and Canyon Capital Realty Advisors (“Canyon Capital”), a national lending and real estate investment firm, provided $16,850 (the “Loan”) to finance the acquisition and major refurbishment and conversion of the 290-room Cornhusker Square Hotel in Lincoln, NB. Canyon Capital provided $10,850 as the first, or A piece of the financing, and the Company provided $6,000 as the second, or B piece. The Company’s B piece of the Loan is subordinate to Canyon Capital’s A piece. The hotel will remain open during the renovation and convert to a full-service Marriott upon completion. The term of the Loan is 2 years, plus a one-year extension at the borrower’s selection. The Loan plus any accrued interest requires interest only payments of 10 percent. Canyon Capital is first paid 10.24 percent of the interest paid on the A piece of the loan with the remainder paid to the Company. Additional interest of 1.5 percent of the Loan accrues to the Company until the earlier of prepayment of the Loan or maturity of the Loan. The hotel is owned 100% by an unaffiliated single purpose entity. The Company’s B piece of the Loan is collateralized by the “second” interest in the real estate complex.

In February 2004, the Company issued a $2,400 mezzanine loan to partially finance the acquisition of a 200-room Sheraton hotel in Atlantic Beach, NC. The hotel has undergone extensive renovations which were substantially completed by the second quarter of 2004. The term of the loan is 5 years, with interest only payments that carry an interest rate based on 60-day LIBOR (with a 2.0% floor) plus 9.00 percent. An additional 2.00 percent per year of the outstanding principal balance accrues until the earlier of prepayment or maturity of the loan. The hotel is owned 100% by an unaffiliated single purpose entity (the “Borrower”). The Company holds collateral equal to 100% of the ownership interest in the Borrower.

The Company has issued three other hotel loans, a $1,750 loan to partially finance the 116-room Hampton Inn & Suites in Baltimore, MD, a $1,080 loan to partially finance the 122-room Hilton Garden Inn in Atlanta, GA and a $2,186 loan to partially finance the 152-room Hilton Garden Inn in Tampa, FL. One of the Company’s primary growth strategies is the issuance of hotel loans to third party hotel owners. The Company is continually looking for these opportunities.

Joint Ventures

The Company currently has entered into four joint venture agreements:

The Company owns 49 percent of the Marsh Landing joint venture that owns the 118-room Hampton Inn in Ponte Vedra, FL.

The Company owns an indirect 13.05 percent interest in the WCC Project Company LLC joint venture that owns three hotels, the 102-room Fairfield Inn & Suites in West Des Moines, IA, the 113-room Courtyard by Marriott in Beachwood, OH, and the 190-room Springhill Suites by Marriott in Houston, TX.

The Company owns an indirect 13.05 percent interest in the WNC Project Company LLC joint venture that owns one hotel, the 158-room Ramada Plaza Hotel in Shelton, CT that is in the process of being renovated and is expected to be converted to a Courtyard by Marriott during the first quarter of 2005.

The Company owns 48.78 percent of the Chapel Hill joint venture that is currently constructing a 147-room Courtyard by Marriott in Chapel Hill, NC that is expected to open in September of 2004.

One of the Company’s primary growth strategies is the acquisition or development of additional hotels. The Company is continually looking for acquisition or development opportunities to either wholly own additional hotels or to own additional interests in hotels through joint ventures. Under the terms of the joint ventures, the Company has provided property development and purchasing services and will continue to provide ongoing asset management services for additional fees. The Company also receives cash distributions of the joint venture’s operating profits, if any, on a quarterly basis. The Company has consolidated the results of operations of the Marsh Landing and Chapel Hill joint ventures for the six months ended June 30, 2004, while the results of operations of the WCC Project Company and WNC Project Company joint ventures were not consolidated. See Notes 8 and 9 in Notes to Consolidated Financial Statements for more information.

The Company’s net cash provided by financing activities during the six months ended June 30, 2004 totaled $5,604. This amount included net proceeds of $88,810 as a result of the issuance of 3,680,000 shares of Series B Preferred Stock, of which the Company used $75,000 to redeem the 3,000,000 shares of Series A Preferred stock and $1,059 to pay the accrued dividends. The net cash provided by financing activities for the six months ended June 30, 2004 also included the payment of additional distributions to shareholders of $10,362, the payment of distributions to the Partnership’s minority interest of $389, the payment of distributions to consolidated joint venture’s minority interest of $569, net long-term debt payments of $6,330, and a net increase of $10,800 in the outstanding balance under the Line from $29,200 at December 31, 2003 to $40,000 at June 30, 2004.

The Company’s availability under the Line totaled approximately $82,000 as of June 30, 2004. Availability is calculated each quarter on a trailing twelve-month basis based upon certain valuation criteria contained within the Line. The Line requires the Company to maintain certain financial ratios including maximum leverage, minimum interest coverage and minimum fixed charge coverage, as well as certain levels of unsecured and secured debt and tangible net worth, all of which the Company was in compliance with as of June 30, 2004. The failure to comply with any of these covenants would cause a default under the Line. Furthermore, the Line provides that any default under, or acceleration of, any of our other debt, any debt of the Partnership or any debt of our subsidiaries, including any default under its GECC fixed-rate loan or otherwise, will constitute a default under the Line. Any of these defaults, if not waived, could result in the acceleration of the indebtedness under the Line. If this occurs, the Company may not be able to repay its debt or borrow sufficient funds to refinance it, in which case the Company would not be able to make distributions to shareholders. The Line bears interest generally at rates from 30-day LIBOR plus 1.75% to 30-day LIBOR plus 2.50%, based on the Company’s consolidated debt leverage ratio as of the end of each previous calendar quarter. The Company’s interest rate as of June 30, 2004 was 30-day LIBOR (1.34% as of June 30, 2004) plus 1.75%. The Company’s interest rate beginning July 1, 2004 and for the third quarter remained at 30-day LIBOR plus 1.75%.

The Company had $64,304 in debt at June 30, 2004 that was subject to a fixed interest rate and fixed monthly payments with GE Capital Corporation. This debt, a ten-year loan with a 25-year amortization period, carries an interest rate of 7.375%. All unpaid principal and interest payments are due on December 1, 2008.

Forty-two of the Company’s wholly owned hotels have been pledged as collateral for the Company’s debt securities, 28 against the outstanding balance under the Line and 14 against the outstanding balance under the GE Capital loan.

As of June 30, 2004, the Company’s contractual obligations and commitments (excluding obligations and commitments pursuant to the Company’s unconsolidated joint ventures) were as follows:

	Payments by Period
		Less Than			More Than
	Total	1 Year	1 - 3 Years	3 - 5 Years	5 Years
Contractual Obligations
Long-term debt	$76,011	$1,773	$3,957	$59,937	$10,344
Long-term debt of consolidated JV’s	8,943	4,149	184	219	4,391
Corporate office lease	187	187	—	—	—

Total contractual obligations	$85,141	$6,109	$4,141	$60,156	$14,735

		Less Than			More Than
	Total	1 Year	1 - 3 Years	3 - 5 Years	5 Years
Other Commercial Commitments
Line of credit	40,000	40,000	—	—	—

Total other commercial commitments	$40,000	$40,000	$—	$—	$—

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

Funds From Operations

The Company reports FFO in accordance with the definition of the National Association of Real Estate Investment Trusts (“NAREIT”). NAREIT defines FFO as net income (loss) (determined in accordance with generally accepted accounting principles, or “GAAP”), excluding gains (losses) from sales of property, plus depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures (which are calculated to reflect FFO on the same basis). The Company further subtracts preferred stock dividends from FFO to calculate FFO available to common shareholders. FFO available to common shareholders is a performance measure used by the Company in its budgeting and forecasting models, it is discussed during Board meetings, and is considered when making decisions regarding acquisitions, sales of properties, and other investments. Actual results are compared to budget and forecast on a monthly basis. The calculation of FFO and FFO available to common shareholders may vary from entity to entity, and as such the presentation of FFO and FFO available to common shareholders by the Company may not be comparable to other similarly titled measures of other reporting companies. FFO and FFO available to common shareholders are not intended to represent cash flows for the period. FFO and FFO available to common shareholders have not been presented as an alternative to operating income, and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP.

FFO is a supplemental industry-wide measure of REIT operating performance, the definition of which was first proposed by NAREIT in 1991 (and clarified in 1995, 1999 and 2002) in response to perceived drawbacks associated with net income under GAAP as applied to REITs. Since the introduction of the definition by NAREIT, the term has come to be widely used by REITs. Historical cost accounting for real estate assets implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values instead have historically risen or fallen with market conditions, most industry investors have considered presentations of operating results for real estate companies that use historical GAAP cost accounting to be insufficient by themselves. Accordingly, the Company believes FFO and FFO available to common shareholders (combined with the company’s primary GAAP presentations required by the SEC) help improve our investors’ ability to understand the Company’s operating performance. The Company only uses FFO available to common shareholders as a supplemental measure of operating performance. Shown below is a reconciliation of net income to FFO and FFO available to common shareholders.

WINSTON HOTELS, INC.
Reconciliation of Net Income to FFO and FFO Available to Common Shareholders
For the Three and Six Months Ended June 30, 2004 and 2003
($ in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Net income	$5,511	$3,397	$9,278	$4,931
(Gain) loss on sale of discontinued operations	284	—	(16)	—
Minority interest in Partnership allocation	185	94	181	74
Minority interest in Partnership allocation of (gain) loss on sale of discontinued operations	(14)	—	1	—
Minority interest in Partnership allocation of earnings from discontinued operations	10	13	11	20
Depreciation	4,309	4,331	8,448	8,831
Depreciation from discontinued operations	87	218	192	439
Depreciation from joint ventures	101	204	308	398

FFO	10,473	8,257	18,403	14,693
Preferred stock dividend	(1,840)	(1,734)	(3,635)	(3,469)
Loss on redemption of Series A Preferred Stock	—	—	(1,720)	—

FFO Available to Common Shareholders	$8,633	$14,780	$31,451	$25,917

Forward Looking Statements

This report contains certain “forward looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. You can identify these statements by use of words like “guidance,” “project,” “target,” “may,” “will,” “expect,” “anticipate,” “estimate,” “believes,” “continue” or similar expressions. These statements represent the Company’s judgment and are subject to risks and uncertainties that could cause actual operating results to differ materially from those expressed or implied in the forward looking statements, including but not limited to the following risks: changes in general economic conditions, properties held for sale will not sell, financing risks including the inability to obtain financing on favorable terms, if at all, development risks including the risks of construction delays and cost overruns, lower than expected RevPAR, occupancy, average daily rates, and gross operating margins, non-issuance or delay of issuance of governmental permits, zoning restrictions, the increase of development costs in connection with projects that are not pursued to completion, non-payment of hotel loans made to third parties, the failure to make additional hotel loans and investments in non-distressed and distressed hotel assets, the failure to attract joint venture opportunities and other risk factors described in Exhibit 99.1 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

Item 3 — Quantitative and Qualitative Disclosures About Market Risk

     ($ in thousands)

As of June 30, 2004, the Company’s exposure to market risk for a change in interest rates related to its debt outstanding under the Line, its debt outstanding under its permanent loan facility, its debt from consolidated joint ventures, and its interest receivable from mezzanine loans. Debt outstanding under the Line totaled $40,000 at June 30, 2004. The Line, which expires in December 2004, bears interest generally at rates from 30-day LIBOR plus 1.75% to 30-day LIBOR plus 2.50%, based on the Company’s consolidated debt leverage ratio. The Company’s current interest rate is 30-day LIBOR plus 1.75%. On January 31, 2003, the Company completed an interest rate swap on $50,000 of its outstanding variable rate debt under the Line. This swap began on March 31, 2003 and matured on February 27, 2004. This transaction effectively replaced the Company’s variable interest rate based on 30-day LIBOR on $50,000 of the Line with a fixed interest rate of 1.505%. The differential paid or received on the interest rate swap was recognized as an adjustment to interest expense over the life of the swap. The weighted average interest rate on the Line for the six months ended June 30, 2004 was 3.52%. At June 30, 2004, the Company had $40,000 of variable rate debt outstanding under the Line that was exposed to fluctuations in the market rate of interest, as compared to $0 of variable rate debt outstanding under the Line that was exposed to fluctuations in the market rate of interest as of December 31, 2003. During February 2004, the Company purchased Regent’s ownership interest in the Evanston Hilton Garden Inn and took the property subject to certain variable rate debt. The debt outstanding under this permanent loan facility totaled approximately $11,700 at June 30, 2004 and bears interest at 30-day Libor plus 3.00%.

The definitive extent of the Company’s interest rate risk under the Line is not quantifiable or predictable because of the variability of future interest rates and business financing requirements. If interest rates increased by 100 basis points, the Company’s interest expense for the six months ended June 30, 2004 would have increased by approximately $289, based on the weighted-average amount of variable rate debt outstanding and exposed to fluctuations in the market rate of interest. The Company does not enter into derivative or interest rate transactions for speculative purposes.

The following table presents the aggregate maturities of the Company’s GE Capital Corporation fixed rate debt principal and interest rates by maturity dates at June 30, 2004:

Maturity Date	Fixed Rate Debt	Interest Rate
2004	$1,536	7.375%
2005	1,653	7.375%
2006	1,779	7.375%
2007	1,915	7.375%
2008	57,421	7.375%
Thereafter	—	—

Total	$64,304	7.375%

The following table presents the aggregate maturities of the Company’s variable rate debt principal and interest rates by maturity dates at June 30, 2004:

	$125 million LOC		$12.3 million Permanent Loan
Maturity	Variable	Interest	Variable	Interest
Date	Rate Debt	Rate	Rate Debt	Rate	Total
2004	$40,000	Libor + 1.75%	$238	Libor + 3%	$40,238
2005	—	—	254	Libor + 3%	254
2006	—	—	271	Libor + 3%	271
2007	—	—	290	Libor + 3%	290
2008	—	—	310	Libor + 3%	310
Thereafter	—	—	10,344	Libor + 3%	10,344

Total	$40,000		$11,707		$51,707

The following table presents the aggregate maturities of the Company’s consolidated joint ventures’ variable rate debt principal and interest rates by maturity dates at June 30, 2004:

	Marsh Landing Joint Venture		Chapel Hill Joint Venture
Maturity	Variable	Interest	Construction	Interest
Date	Rate Debt	Rate	Debt	Rate	Total
2004	$81	Libor + 3%	$4,068	Libor + 3.80%	$4,149
2005	88	Libor + 3%	—	—	88
2006	96	Libor + 3%	—	—	96
2007	105	Libor + 3%	—	—	105
2008	114	Libor + 3%	—	—	114
Thereafter	4,391	Libor + 3%	—	—	4,391

Total	$4,875		$4,068		$8,943

Item 4 – Controls and Procedures

     (a) Evaluation of disclosure controls and procedures.

The Company carried out an evaluation with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings. There has been no change in the Company’s internal control over financial reporting during the quarter ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 4. Submission of Matters to Vote of Security Holders

     On May 4, 2004, the Annual Meeting of Shareholders was held and the following matters were submitted to the common shareholders for a vote. There were 23,900,843 shares of Common Stock either present or evidenced by proxy. Set forth below is a brief description of the matters voted on and the number of votes cast for, against or withheld, as well as the number of abstentions and broker non-votes.

Proposal 1: Election of Directors:

			Number of
		Votes Against	Broker
Name	Votes For	or Withheld	Non-votes	Totals
Charles M. Winston	23,361,862	538,981	0	23,900,843
Robert W. Winston	23,335,828	565,015	0	23,900,843
James H. Winston	23,268,472	632,371	0	23,900,843
Thomas F. Darden	23,701,530	199,313	0	23,900,843
Richard L. Daugherty	23,725,117	175,726	0	23,900,843
Edwin B. Borden	23,694,523	206,319	0	23,900,843
David C. Sullivan	23,705,954	194,889	0	23,900,843

Proposal 2: Ratification of the accounting firm PricewaterhouseCoopers LLP as external auditors:

Votes for:	23,722,424
Votes against or withheld:	138,308
Votes abstained:	40,111
Broker non-votes:	0

Total	23,900,843

Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits

31.1	Certification of Principal Executive Officer of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

31.2	Certification of Principal Financial Officer of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

32.1	Certification of Robert W. Winston, III, Chief Executive Officer of Winston Hotels, Inc., pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and dated August 6, 2004

32.2	Certification of Joseph V. Green, Chief Financial Officer of Winston Hotels, Inc., pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and dated August 6, 2004

(b	)	Reports on Form 8-K.

The Company filed the following report on Form 8-K during the quarter ended June 30, 2004:

(1)		The Company filed a current report on Form 8-K dated May 5, 2004, pursuant to Item 7 and Item 12 of Form 8-K. Included in the Form 8-K was the Company’s press release announcing its operating results for the first quarter ended March 31, 2004, which was attached as Exhibit 99.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WINSTON HOTELS, INC.

Date August 6, 2004	/s/ Joseph V. Green

Joseph V. Green
President and Chief Financial Officer
(Authorized officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit	Description
31.1	Certification of Principal Executive Officer of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

31.2	Certification of Principal Financial Officer of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

32.1	Certification of Robert W. Winston, III, Chief Executive Officer of Winston Hotels, Inc., pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and dated August 6, 2004

32.2	Certification of Joseph V. Green, Chief Financial Officer of Winston Hotels, Inc., pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and dated August 6, 2004