Form 10-Q/A
period 2004-06-30
WINSTON HOTELS INC
filed 2004-09-07
CIK 920605

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q/A

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

Explanatory Note:

The Company files this Amendment No. 1 to its Form 10-Q for the sole purpose of correcting an arithmetic error on page 27 (which is included in Management’s Discussion and Analysis of Financial Condition and Results of Operations) relating to the Company’s calculation of FFO Available to Common Shareholders for the three months ended June 30, 2003 and the six months ended June 30, 2004 and 2003. The Company reported this data accurately in its earnings press release dated August 4, 2004, as furnished under Item 12 of a current report on Form 8-K filed with the Commission on August 4, 2004. The remainder of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, as originally filed on August 6, 2004, remains unchanged. The full report, as amended, follows.

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
($ in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2004	2003	2004	2003
Net income	$5,511	$3,397	$9,278	$4,931
(Gain) loss on sale of discontinued operations	284	—	(16)	—
Minority interest in Partnership allocation	185	94	181	74
Minority interest in Partnership allocation of (gain) loss on sale of discontinued operations	(14)	—	1	—
Minority interest in Partnership allocation of earnings from discontinued operations	10	13	11	20
Depreciation	4,309	4,331	8,448	8,831
Depreciation from discontinued operations	87	218	192	439
Depreciation from joint ventures	101	204	308	398

FFO	10,473	8,257	18,403	14,693
Preferred stock dividend	(1,840)	(1,734)	(3,635)	(3,469)
Loss on redemption of Series A Preferred Stock	—	—	(1,720)	—

FFO Available to Common Shareholders	$8,633	$6,523	$13,048	$11,224

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

Proposal 1: Election of Directors:

			Number of
		Votes Against	Broker
Name	Votes For	or Withheld	Non-votes	Totals
Charles M. Winston	23,361,862	538,981	0	23,900,843
Robert W. Winston	23,335,828	565,015	0	23,900,843
James H. Winston	23,268,472	632,371	0	23,900,843
Thomas F. Darden	23,701,530	199,313	0	23,900,843
Richard L. Daugherty	23,725,117	175,726	0	23,900,843
Edwin B. Borden	23,694,523	206,319	0	23,900,843
David C. Sullivan	23,705,954	194,889	0	23,900,843

Proposal 2: Ratification of the accounting firm PricewaterhouseCoopers LLP as external auditors:

Votes for:	23,722,424
Votes against or withheld:	138,308
Votes abstained:	40,111
Broker non-votes:	0

Total	23,900,843

Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits

31.1	Certification of Principal Executive Officer of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

31.2	Certification of Principal Financial Officer of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

32.1	Certification of Robert W. Winston, III, Chief Executive Officer of Winston Hotels, Inc., pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and dated September 7, 2004

32.2	Certification of Joseph V. Green, Chief Financial Officer of Winston Hotels, Inc., pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and dated September 7, 2004

(b	)	Reports on Form 8-K.

The Company filed the following report on Form 8-K during the quarter ended June 30, 2004:

(1)		The Company filed a current report on Form 8-K dated May 5, 2004, pursuant to Item 7 and Item 12 of Form 8-K. Included in the Form 8-K was the Company’s press release announcing its operating results for the first quarter ended March 31, 2004, which was attached as Exhibit 99.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WINSTON HOTELS, INC.

Date September 7, 2004	/s/ Joseph V. Green

Joseph V. Green
President and Chief Financial Officer
(Authorized officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit	Description
31.1	Certification of Principal Executive Officer of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

31.2	Certification of Principal Financial Officer of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

32.1	Certification of Robert W. Winston, III, Chief Executive Officer of Winston Hotels, Inc., pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and dated September 7, 2004

32.2	Certification of Joseph V. Green, Chief Financial Officer of Winston Hotels, Inc., pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and dated September 7, 2004