Form 10-Q
period 2004-09-30
WINSTON HOTELS INC
filed 2004-11-08
CIK 920605

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004	Commission file number 0-23732

WINSTON HOTELS, INC.

(Exact name of registrant as specified in its charter)

North Carolina	56-1624289
(State of incorporation)	(I.R.S. Employer Identification No.)

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
Yes ☒ No ☐

The number of shares of Common Stock, $.01 par value, outstanding on October 31, 2004 was 26,397,799.

WINSTON HOTELS, INC.
Index

WINSTON HOTELS, INC.

CONSOLIDATED BALANCE SHEETS
($ in thousands, except per share amounts)

	September 30, 2004	December 31, 2003
	(unaudited)
ASSETS
Land	$45,470	$44,788
Buildings and improvements	377,690	377,109
Furniture and equipment	52,554	51,323

Operating properties	475,714	473,220
Less accumulated depreciation	132,495	128,540

	343,219	344,680
Properties under development	—	3,521

Net investment in hotel properties	343,219	348,201
Assets held for sale	2,100	2,100
Corporate FF&E, net	437	621
Cash	5,065	5,623
Accounts receivable	3,542	2,505
Lease revenue receivable	—	179
Notes receivable	13,371	5,016
Investment in joint ventures	2,484	1,607
Deferred expenses, net	2,293	2,935
Prepaid expenses and other assets	9,190	8,653
Deferred tax asset	11,312	9,821

Total assets	$393,013	$387,261

LIABILITIES AND SHAREHOLDERS’ EQUITY
Due to banks	$33,000	$29,200
Long-term debt	86,512	91,284
Accounts payable and accrued expenses	13,907	11,484
Distributions payable	5,994	5,870

Total liabilities	139,413	137,838

Minority interest	10,377	17,489

Shareholders’ equity:
Preferred stock, Series A, $.01 par value, 10,000,000 shares authorized, 3,000,000 shares issued and outstanding	—	30
Preferred stock, Series B, $.01 par value, 5,000,000 shares authorized, 3,680,000 shares issued and outstanding (liquidation preference of $93,840)	37	—
Common stock, $.01 par value, 50,000,000 shares authorized, 26,397,799 and 26,270,805 shares issued and outstanding	264	263
Additional paid-in capital	323,955	307,089
Accumulated other comprehensive loss	—	(33)
Unearned compensation	(1,268)	(527)
Distributions in excess of earnings	(79,765)	(74,888)

Total shareholders’ equity	243,223	231,934

Total liabilities and shareholders’ equity	$393,013	$387,261

The accompanying notes are an integral part of the consolidated financial statements.

WINSTON HOTELS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Three Months Ended	Three Months Ended
	September 30, 2004	September 30, 2003
Revenue:
Rooms	$33,275	$29,473
Food and beverage	2,235	1,640
Other operating departments	1,042	1,001
Percentage lease revenue	—	535
Joint venture fee income	50	91

Total revenue	36,602	32,740

Hotel operating expenses:
Rooms	7,505	6,821
Food and beverage	1,700	1,337
Other operating departments	754	768
Undistributed operating expenses:
Property operating expenses	7,315	6,360
Real estate taxes and property and casualty insurance	1,742	1,521
Franchise costs	2,377	2,122
Maintenance and repair	1,916	1,688
Management fees	792	720
Percentage lease expense	—	1,216
General and administrative	2,149	1,095
Depreciation	4,449	4,149
Amortization	331	224
Management agreement acquisition	—	1,300

Total operating expenses	31,030	29,321

Operating income	5,572	3,419
Interest and other income	590	316
Interest expense	1,696	1,883

Income before allocation to minority interest in Partnership, allocation to minority interest in consolidated joint ventures, income taxes, and equity in income (loss) of unconsolidated joint ventures	4,466	1,852
Income allocation to minority interest in Partnership	148	119
Loss allocation to minority interest in consolidated joint ventures	(52)	(10)
Income tax benefit	(503)	(1,041)
Equity in income (loss) of unconsolidated joint ventures	(31)	499

Income from continuing operations	4,842	3,283
Discontinued operations:
Earnings from discontinued operations	63	183
Loss on impairment of asset held for sale	(2)	(2,366)

Net income	4,903	1,100
Preferred stock distribution	(1,840)	(1,734)

Net income (loss) available to common shareholders	$3,063	$(634)

Income (loss) per common share:
Basic and diluted:
Income from continuing operations	$0.12	$0.08
Loss from discontinued operations	—	(0.11)

Net income (loss) per common share	$0.12	$(0.03)

The accompanying notes are an integral part of the consolidated financial statements.

WINSTON HOTELS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Nine Months Ended	Nine Months Ended
	September 30, 2004	September 30, 2003
Revenue:
Rooms	$95,786	$84,606
Food and beverage	6,614	5,287
Other operating departments	3,079	3,135
Percentage lease revenue	701	1,603
Joint venture fee income	123	240

Total revenue	106,303	94,871

Hotel operating expenses:
Rooms	21,390	19,460
Food and beverage	4,920	4,053
Other operating departments	2,199	2,195
Undistributed operating expenses:
Property operating expenses	21,550	18,209
Real estate taxes and property and casualty insurance	5,054	4,866
Franchise costs	6,861	6,038
Maintenance and repair	5,590	4,928
Management fees	2,388	1,972
Percentage lease expense	—	3,426
General and administrative	5,290	4,050
Depreciation	13,281	12,981
Amortization	991	666
Management agreement acquisition	—	1,300

Total operating expenses	89,514	84,144

Operating income	16,789	10,727
Interest and other income	1,346	897
Interest expense	5,100	5,758

Income before allocation to minority interest in Partnership, allocation to minority interest in consolidated joint ventures, income taxes, and equity in income (loss) of unconsolidated joint ventures	13,035	5,866
Income allocation to minority interest in Partnership	329	193
Income (loss) allocation to minority interest in consolidated joint ventures	210	(10)
Income tax benefit	(1,476)	(1,671)
Equity in income (loss) of unconsolidated joint ventures	(85)	553

Income from continuing operations	13,887	7,907
Discontinued operations:
Earnings from discontinued operations	328	489
Gain on sale of discontinued operations	15	—
Loss on impairment of asset held for sale	(49)	(2,366)

Net income	14,181	6,030
Preferred stock distribution	(5,475)	(5,203)
Loss on redemption of Series A Preferred Stock	(1,720)	—

Net income available to common shareholders	$6,986	$827

Income (loss) per common share:
Basic and diluted:
Income from continuing operations	$0.26	$0.13
Income (loss) from discontinued operations	0.01	(0.09)

Net income per common share	$0.27	$0.04

The accompanying notes are an integral part of the consolidated financial statements.

WINSTON HOTELS, INC.

UNAUDITED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004
(in thousands, except per share amounts)

								Accumulated
	Preferred Stock		Common Stock		Additional Paid-in	Unearned	Distributions In Excess of	Other Comprehensive	Total Shareholders’
	Shares	Dollars	Shares	Dollars	Capital	Compensation	Earnings	Loss	Equity
Balances at December 31, 2003	3,000	$30	26,271	$263	$307,089	$(527)	$(74,888)	$(33)	$231,934
Issuance of shares and other	3,680	37	127	1	90,116	(1,331)	—	—	88,823
Redemption of Preferred A Stock	(3,000)	(30)	—	—	(73,250)	—	(1,720)	—	(75,000)
Distributions ($0.45 per common share)	—	—	—	—	—	—	(11,863)	—	(11,863)
Distributions ($0.353 per preferred A share)	—	—	—	—	—	—	(1,059)	—	(1,059)
Distributions ($1.20 per preferred B share)	—	—	—	—	—	—	(4,416)	—	(4,416)
Unearned compensation amortization	—	—	—	—	—	590	—	—	590
Comprehensive income:
Net income	—	—	—	—	—	—	14,181	—
Change in market value of interest rate swap	—	—	—	—	—	—	—	33
Total comprehensive income									14,214

Balances at September 30, 2004	3,680	$37	26,398	$264	$323,955	$(1,268)	$(79,765)	$—	$243,223

The accompanying notes are an integral part of the consolidated financial statements.

WINSTON HOTELS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Nine Months Ended	Nine Months Ended
	September 30, 2004	September 30, 2003
Cash flows from operating activities:
Net income	$14,181	$6,030
Adjustments to reconcile net income to net cash provided by operating activities:
Income allocation to minority interest in Partnership	344	71
Income (loss) allocation to minority interest in consolidated joint ventures	210	(10)
Depreciation	13,473	13,627
Amortization	991	666
Income tax benefit	(1,491)	(1,769)
Gain on sale of hotel properties	(16)	—
Loss on impairment of hotel properties	52	2,518
(Income) loss allocations from unconsolidated joint ventures	85	(553)
Distributions from joint ventures	78	1,254
Unearned compensation amortization	590	341
Changes in assets and liabilities:
Lease revenue receivable	179	—
Accounts receivable	(1,037)	(1,734)
Prepaid expenses and other assets	(537)	(1,570)
Accounts payable and accrued expenses	2,456	1,053

Net cash provided by operating activities	29,558	19,924

Cash flows from investing activities:
Notes receivable	(8,355)	—
Minority interest contribution to consolidated joint venture	—	2,100
Franchise fees	(91)	—
Acquisition of minority interest	(8,163)	—
Investment in hotel properties	(17,022)	(6,035)
Sale of hotel properties	10,543	—
Investment in unconsolidated joint ventures	(1,040)	(864)

Net cash used in investing activities	(24,128)	(4,799)

Cash flows from financing activities:
Fees paid in connection with financing activities	(274)	(673)
Proceeds from issuance of common shares, net	—	44,257
Payment of distributions to shareholders	(17,213)	(14,283)
Payment of distributions to minority interest in Partnership	(585)	(584)
Distributions to minority interest in consolidated joint ventures	(738)	—
Proceeds from issuance of Series B Preferred shares, net	88,794	—
Redemption of Series A Preferred shares, net	(75,000)	—
Net change in due to banks	3,800	(21,346)
Net decrease in long-term debt	(4,772)	(1,022)

Net cash provided by (used in) financing activities	(5,988)	6,349

Net increase (decrease) in cash	(558)	21,474
Cash at beginning of period	5,623	1,510

Cash at end of period	$5,065	$22,984

Supplemental disclosure:
Cash paid for interest	$5,185	$6,424

Summary of non-cash investing and financing activities:
Distributions to shareholders declared but not paid	$5,799	$5,552
Distributions to minority interest in Partnership declared but not paid	195	195
Deferred equity compensation	1,331	352
Interest rate swap adjustment to market value	33	86
Adjustment to minority interest due to issuance of common stock	29	707

The accompanying notes are an integral part of the consolidated financial statements.

WINSTON HOTELS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands, except per share amounts)

1.	ORGANIZATION

Winston Hotels, Inc. (the “Company”), headquartered in Raleigh, North Carolina, operates so as to qualify as a real estate investment trust (“REIT”) for federal income tax purposes. During 1994, the Company completed an initial public offering of its common stock (“Common Stock”), utilizing the majority of the proceeds to acquire one hotel and a general partnership interest (as the sole general partner) in WINN Limited Partnership (the “Partnership”). The Partnership used a substantial portion of the proceeds to acquire nine additional hotel properties. The Company and the Partnership (together with the Partnership’s wholly owned subsidiaries, Barclay Hospitality Services Inc. (“Barclay”), Winston SPE, LLC, and Winston Finance LLC), are collectively referred to as the “Company”. As of September 30, 2004, the Company’s ownership in the Partnership was 95.31 percent.

The accompanying unaudited consolidated financial statements reflect, in the opinion of management, all adjustments necessary for a fair presentation of the interim financial statements. All such adjustments are of a normal and recurring nature. Certain reclassifications have been made to the 2003 financial statements to conform to the 2004 presentation. These reclassifications have no effect on net income or shareholders’ equity previously reported. Due to the seasonality of the hotel business, the information for the nine months ended September 30, 2004 and 2003 is not necessarily indicative of the results for a full year. This Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

As of September 30, 2004, the Company owned or was invested in 51 hotel properties in 15 states having an aggregate of 7,185 rooms. This included 44 wholly owned properties with an aggregate of 6,262 rooms, a 49 percent ownership interest in one joint venture hotel with 118 rooms, a 48.78 percent ownership interest in one joint venture hotel with 147 rooms, and a 13.05 percent ownership interest in five joint venture hotels with an aggregate of 658 rooms. The Company also had issued hotel loans to owners of five hotels with an aggregate of 881 rooms. The Company does not hold an ownership interest in any of the hotels for which it has provided financing. All of the Company’s hotels are operated under franchises from nationally recognized franchisors including Marriott International, Inc., Hilton Hotels Corporation, Intercontinental Hotels Group PLC, (formerly Six Continents PLC) and Choice Hotels International.

Currently, Alliance Hospitality Management, LLC manages 41 of the Company’s 51 hotels, Concord Hospitality Enterprises Company manages four hotels, Promus Hotels, Inc., an affiliate of Hilton Hotels Corporation manages three hotels, and New Castle Hotels, LLC, Noble Investment Group, Ltd., and Prism Hospitality Corp. each manage one hotel.

In March 2004, the Company negotiated the transfer of the long-term lease with Secaucus Holding Corporation, a wholly owned subsidiary of Prime Hospitality Corp. (“Prime”) for the Secaucus, NJ Holiday Inn to Barclay. The Company received a net payment from Prime of $269 as part of the negotiated settlement. This amount is included in percentage lease revenue in the accompanying unaudited consolidated statement of operations for the nine months ended September 30, 2004. Alliance manages the hotel. With the transfer of this lease to Barclay, the Company is no longer the lessor of any hotel leases with unrelated third parties. Therefore, unless the Company enters into third party hotel leases, as the lessor, in the future, the Company will not report percentage lease revenue in the future.

2.	MINORITY INTEREST

Minority interest as of September 30, 2004 and December 31, 2003, consists of minority interest in the Partnership of $7,402 and $7,671, respectively, and minority interest in consolidated joint ventures of $2,975 and $9,818, respectively.

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

Minority Interest in Consolidated Joint Ventures. Certain ownership interests in hotel properties have been acquired, in part, by the Company, through joint venture agreements. The equity interests of the Company’s joint venture partners in the consolidated joint ventures represent the Company’s minority interest (see Note 9). The Company’s minority interest is: (i) increased or decreased by its joint venture partners’ pro-rata share of the net income or net loss of the respective joint venture, and (ii) decreased by distributions to its joint venture partners. Income (loss) is allocated to minority interest in accordance with the provisions of each joint venture’s operating agreement.

3.	DEBT

The Company’s financing facilities consist of a $125,000 variable rate line of credit that matures in December 2004 (the “Line”); a $71,000 fixed rate (7.375 percent) loan with a ten-year maturity, due December 1, 2008, and a twenty-five-year amortization period; a $5,100 variable rate (LIBOR +3%) loan with a ten-year maturity, due February 1, 2011, and a twenty-five-year amortization period; a $12,300 variable rate (LIBOR +3%) loan with a ten-year maturity, due August 1, 2011, and a twenty-year amortization period; and a $9,147 variable rate (LIBOR + 3.8% during construction) construction loan with a funding cutoff date of December 22, 2004, at which time the interest rate will be fixed and the payments will be determined. The Line, which expires in December 2004, bears interest generally at rates from 30-day LIBOR plus 1.75% to 30-day LIBOR plus 2.50%, based on the Company’s consolidated debt leverage ratio as of the end of each previous calendar quarter. The Company’s interest rate as of September 30, 2004 was 30-day LIBOR (1.84% as of September 30, 2004) plus 1.75%. The Company’s interest rate beginning October 1, 2004 and for the fourth quarter remained at 30-day LIBOR plus 1.75%. The Company is currently negotiating with lenders to refinance the debt outstanding under the line upon maturity in December 2004. It is the Company’s expectation that the debt outstanding under the Line at that time will be refinanced at market terms.

To seek to manage overall interest rate risk, at various times the Company uses interest rate hedging instruments to convert a portion of its variable-rate debt to fixed-rate debt. Interest rate differentials that arise under these instruments are recognized as interest expense over the life of the contracts. The Company’s only such instrument during the nine months ended September 30, 2004 was an interest rate swap instrument, the term of which started March 31, 2003 and ended February 27, 2004. The interest rate swap instrument effectively replaced the Company’s variable interest rate based on 30-day LIBOR on $50,000 of the Line with a fixed interest rate based on a base rate of 1.505% until February 27, 2004, and was therefore characterized as a cash flow hedge. The Line’s interest rate spread was 1.75% equating to an effective fixed rate of 3.255% on $50,000 from January 1, 2004 to February 27, 2004.

4.	EARNINGS PER SHARE

The following is a reconciliation of the amounts used in calculating basic and fully diluted earnings per share for income from continuing operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Income from continuing operations	$4,842	$3,283	$13,887	$7,907
Less: preferred stock distributions	(1,840)	(1,734)	(5,475)	(5,203)
Less: loss on redemption of Series A Preferred Stock	—	—	(1,720)	—

Income from continuing operations applicable to common shareholders	3,002	1,549	6,692	2,704
Plus: income allocation to minority interest	148	119	329	193

Income from continuing operations - assuming dilution	3,150	1,668	7,021	2,897

Weighted average number of common shares	26,230	20,783	26,221	20,320
Minority interest units with redemption rights	1,298	1,298	1,298	1,298
Stock options and stock grants	14	11	35	—

Weighted average number of common shares assuming dilution	27,542	22,092	27,554	21,618

The following is a reconciliation of the amounts used in calculating basic and fully diluted earnings per share for income (loss) from discontinued operations:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Income (loss) from discontinued operations	$61	$(2,183)	$294	$(1,877)
Plus: income allocation to minority interest	3	—	15	—

Income (loss) from discontinued operations - assuming dilution	64	(2,183)	309	(1,877)

Weighted average number of common shares	26,230	20,783	26,221	20,320
Minority interest units with redemption rights	1,298	—	1,298	—
Stock options and stock grants	14	—	35	—

Weighted average number of common shares assuming dilution	27,542	20,783	27,554	20,320

The number of potential common shares (represented by minority interest, outstanding stock options and stock grants) for the three and nine months ended September 30, 2003 totaled 1,309 and 1,298, respectively.

The following is a reconciliation of the amounts used in calculating basic and fully diluted earnings per share for net income (loss) per common share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Net income	$4,903	$1,100	$14,181	$6,030
Less: preferred stock distributions	(1,840)	(1,734)	(5,475)	(5,203)
Less: loss on redemption of Series A Preferred Stock	—	—	(1,720)	—

Net income (loss) applicable to common shareholders	3,063	(634)	6,986	827
Plus: income allocation to minority interest	151	—	344	72

Net income (loss) applicable to common shareholders - assuming dilution	3,214	(634)	7,330	899

Weighted average number of common shares	26,230	20,783	26,221	20,320
Minority interest units with redemption rights	1,298	—	1,298	1,298
Stock options and stock grants	14	—	35	—

Weighted average number of common shares assuming dilution	27,542	20,783	27,554	21,618

The number of potential common shares (represented by minority interest, outstanding stock options and stock grants) for the three months ended September 30, 2003 totaled 1,309.

During the first three quarters of 2004, the Company declared quarterly cash dividends of $0.15 per common share, $0.353 per Series A preferred share for the period from January 1, 2004 through February 24, 2004, $0.20 per Series B preferred share for the period from February 24, 2004 (the issuance date of the new Series B cumulative preferred stock) through March 31, 2004 and $1.00 per Series B preferred share for the period from April 1, 2004 through September 30, 2004.

5.	INCOME TAXES

The Company accounts for income taxes in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes.” Under SFAS 109, the Company accounts for income taxes using the asset and liability method under which deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. The income tax benefit for the nine months ended September 30, 2004 consists of a deferred federal income tax benefit of $1,373 and a deferred state income tax benefit of $118.

The benefit from income taxes and related deferred tax asset were calculated using an effective tax rate of 38 percent applied to the loss of Barclay. The deferred tax asset also relates to the cost of acquiring the leases for 47 of the Company’s hotel properties from Interstate, which was expensed for financial reporting purposes in 2002. For tax purposes, this payment is being amortized over the lives of the leases. The Company believes that Barclay, through strategic tax planning, will generate sufficient future taxable income to realize in full the deferred tax asset. Accordingly, no valuation allowance has been recorded as of September 30, 2004.

6.	STOCK-BASED COMPENSATION

The Company has one stock-based employee compensation plan, the Winston Hotels, Inc. Stock Incentive Plan (the “Plan”). The Company accounts for this plan under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations. No stock-based employee compensation cost is reflected in net income for the issuance of options, as all options granted under the Plan had an exercise price equal to the market value of the underlying common stock on the date of grant. The following table illustrates the effect on net income (loss) available to common shareholders and net income

(loss) per share as if the Company had applied the fair value recognition provisions of FASB Statement No. 123, “Accounting for Stock-Based Compensation”, as amended by FASB Statement No. 148, to stock-based employee compensation.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Net income (loss) available to common shareholders, as reported	$3,063	$(634)	$6,986	$827
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	—	5	1	14

Pro forma net income (loss) available to common shareholders	$3,063	$(639)	$6,985	$813

Income (loss) per common share:
Basic and diluted – as reported	$0.12	$(0.03)	$0.27	$0.04

Basic and diluted – pro forma	$0.12	$(0.03)	$0.27	$0.04

7.	ACCOUNTING FOR LONG-LIVED ASSETS

The Company evaluates the potential impairment of its individual long-lived assets, principally its wholly owned hotel properties and the hotel properties in which it owns an interest through consolidated joint ventures in accordance with FASB No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets” (“FASB No. 144”). The Company records an impairment charge when it believes an investment in a hotel has been impaired, such that the Company’s estimate of future undiscounted cash flows, together with its estimate of an anticipated liquidation amount, would not recover the then current carrying value of the investment in the hotel property, or when the Company classifies a property as “held for sale” pursuant to FASB No. 144 and the carrying value exceeds fair market value. The Company considers many factors and makes certain subjective assumptions when making this assessment, including but not limited to, general market and economic conditions, operating results over the past several years, the performance of similar properties in the same market and expected future operating results based on a variety of assumptions. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments, thereby possibly requiring an impairment charge in the future. In addition, if the Company’s assumptions regarding future undiscounted cash flows and anticipated liquidation amounts are incorrect, a future impairment charge may be required. Further, the Company currently owns certain hotels for which the carrying value exceeds current market value. The Company does not believe an impairment charge for these hotels is appropriate since the Company’s forecast of future undiscounted cash flows, including an anticipated liquidation amount, exceeds the current carrying value. However, should the Company approve of a plan to sell these properties, an impairment charge would be required.

The Company’s franchisors periodically inspect the Company’s hotels to ensure that they meet certain brand standards primarily pertaining to the condition of the property and its guest service scores. In connection with these routine reviews, as of June 30, 2004, the Company had received default notices from the franchisor for two of its hotels. As of September 30, 2004, both of these properties have been reinspected. One has received an acceptable rating. The other hotel passed the reinspection for all product improvement issues, but received an unacceptable rating due to its customer service scores falling below brand standards. We believe this decline in customer service scores was due, in part, to the ongoing construction to comply with the brand’s product improvement requirements. The Company expects to cure this deficiency to comply with the franchisor’s standards and expects to receive an acceptable rating for the hotel. Since June 30, 2004, the Company has received default notices from the franchisor for two other hotels. The Company is currently in the process of curing these deficiencies to comply with the franchisor’s standards and expects to receive an acceptable rating for both hotels.

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

The Company currently owns a 49 percent interest in the joint venture with Marsh Landing that owns the Ponte Vedra, FL Hampton Inn. Charles Winston and James Winston, both of whom are directors of the Company, control the remaining 51 percent interest in the Marsh Landing joint venture. The results of operations for the three and nine months ended September 30, 2004, and the balance sheet as of September 30, 2004 and December 31, 2003 of this joint venture are consolidated in the Company’s consolidated financial statements and all intercompany accounts are eliminated pursuant to FASB Interpretation No. 46 (see Note 9).

During the first quarter of 2004, the Company purchased its joint venture partner’s ownership interest in both the Evanston Hotel Associates, LLC Joint Venture (the “Evanston Joint Venture”) and the Windsor Hotel Associates, LLC Joint Venture (the “Windsor Joint Venture”). Prior to the purchase, Regent Partners, Inc. owned 51 percent of the Evanston Joint Venture and 42.35 percent of the Windsor Joint Venture, and the Company owned 49 percent and 57.65 percent, respectively. The amount paid for Regent’s ownership interest in the Evanston Joint Venture totaled approximately $6,900, and was based on an imputed value of $25,250 for the sale of the hotel, subject to approximately $11,800 of debt. The amount paid for Regent’s ownership interest in the Windsor Joint Venture totaled approximately $1,200, and was based on an imputed value of $12,250 for the sale of the hotel, net of debt paid off of approximately $9,300. As a result of these purchases, the Company wholly owns the Evanston, IL Hilton Garden Inn (the “Evanston hotel”) and the Windsor, CT Hilton Garden Inn (the “Windsor hotel”) hotels. Prior to the purchase, Barclay leased the Evanston hotel and Windsor Lessee Company LLC leased the Windsor hotel. Barclay continues to lease the Evanston hotel and, as a result of the purchase, Barclay assumed the lease of the Windsor hotel from Windsor Lessee Company LLC. The results of operations for the three and nine months ended September 30, 2004, and the balance sheets as of September 30, 2004 and December 31, 2003 of these hotels are consolidated in the Company’s consolidated financial statements and all intercompany accounts are eliminated.

During 2002, the Company entered into a joint venture agreement with Charlesbank with the intention to acquire more than $100,000 of hotel assets (the “Charlesbank Venture”). Charlesbank is a private investment firm that manages capital on behalf of a wide range of institutional investors. The Charlesbank Venture and Concord subsequently formed a new joint venture entity, WCC Project Company LLC. The Charlesbank Venture is the managing member of WCC Project Company LLC. The West Des Moines, IA Fairfield Inn & Suites, the Beachwood, OH Courtyard by Marriott, the Houston, TX Springhill Suites by Marriott and the West Des Moines, IA Quality Suites are owned by WCC Project Company LLC. The West Des Moines, IA Quality Suites, which was purchased in the third quarter of 2004, is currently being renovated and is expected to be converted to a Springhill Suites by Marriott during the second quarter of 2005. Charlesbank owns an indirect ownership interest of 73.95 percent of WCC Project Company LLC, Concord owns 13 percent and the Company owns an indirect ownership interest of 13.05 percent. During the first quarter of 2004, the Charlesbank Venture and New Castle formed a new joint venture entity, WNC Project Company LLC. New Castle is the managing member of WNC Project Company LLC. The Shelton, CT Ramada Plaza hotel, which was purchased in the first quarter of 2004, is owned by WNC Project Company LLC. This hotel is currently being renovated and is expected to be converted to a Courtyard by Marriott during the first quarter of 2005. Charlesbank owns an indirect ownership interest of 73.95 percent of WNC Project Company LLC, New Castle owns 13 percent and the Company owns an indirect ownership interest of 13.05 percent. The total hotel assets of the five hotels owned, in part, by the Charlesbank Venture were approximately $48 million as of September 30, 2004, and are expected to be approximately $51 million upon completion of all renovation procedures. The results of operations for the three and nine months ended September 30, 2004, and the balance sheets as of September 30, 2004 and December 31, 2003 of these hotels are not consolidated in the Company’s consolidated financial statements.

During the third quarter of 2003, the Company entered into a joint venture agreement (the “Chapel Hill Joint Venture”) with Chapel Hill Investments, LLC to develop and own hotel properties. The Chapel Hill Joint Venture owns a 147-room Courtyard by Marriott hotel in Chapel Hill, NC, which opened in September, 2004. The Chapel Hill Courtyard by Marriott hotel is leased to Chapel Hill Lessee Company, LLC. The Company currently owns a 48.78 percent interest in both the Chapel Hill Joint Venture and Chapel Hill Lessee Company, LLC, while Chapel Hill Investments, LLC owns a 51.22 percent interest in both entities. The Company also has provided an additional $1,453 to capitalize the development of the hotel in exchange for a preferred membership interest (“Preferred Contribution”) in the Chapel Hill Joint Venture. The Company will receive $700 for development services provided during construction. Chapel Hill Investments, LLC is owned 52 percent by Charles Winston and James Winston, both of whom are directors of the Company, and 48 percent by three unrelated private investors. The results of operations for the three and nine months ended September 30, 2004 and 2003, and the balance sheet as of September 30, 2004 and December 31, 2003 of this joint venture are consolidated in the Company’s consolidated financial statements and all intercompany accounts are eliminated pursuant to FASB Interpretation No. 46 (see Note 9).

As of September 30, 2004, total assets of the two unconsolidated joint ventures, one with Charlesbank and Concord and one with Charlesbank and New Castle were $47,747, total liabilities were $32,789, and total equity was $14,958. For the three and nine months ended September 30, 2004, total revenue of the two unconsolidated joint ventures was $3,149 and $8,199, respectively, total expenses were $3,351 and $8,742, respectively, resulting in net loss of $(202) and $(543), respectively.

As of September 30, 2004, total assets of the two consolidated joint ventures, one with Marsh Landing Investments, LLC and one with Chapel Hill Investments, LLC were $19,878, total liabilities were $14,061, and total equity was $5,817. For the three and nine months ended September 30, 2004, total revenue of the two consolidated joint ventures was $394 and $1,204, respectively, total expenses were $494 and $996, respectively, resulting in net income (loss) of $(100) and $208, respectively. The Company’s resulting share of the net income (loss) was $(49) and $102, respectively.

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

This Interpretation applied immediately to variable interest entities created after January 31, 2003. This Interpretation applied as of December 31, 2003 for balance sheet purposes and effective January 1, 2004 for income statement purposes, to variable interest entities in which the Company holds a variable interest that it acquired before February 1, 2003.

As discussed in Note 8 above, the Company participates in four joint venture agreements to develop and own hotel properties. As of September 30, 2004, the Company had also issued five mezzanine loans to owners of five hotels. The management of the Company has analyzed the terms and provisions of each of these arrangements, and has determined the following:

Marsh Landing Joint Venture:

This joint venture is considered to be a VIE and the Company is considered to be the primary beneficiary. Therefore, the Company, which owns a 49 percent interest, has consolidated the balance sheet of the Marsh Landing Joint Venture beginning as of December 31, 2003, and has consolidated the results of operations beginning with the first quarter of 2004. For the three and nine months ended September 30, 2004, total revenue of the joint venture was $336 and $1,145, respectively, total expenses were $194 and $577, respectively, resulting in net income of $142 and $568, respectively. As of September 30, 2004, total assets of the joint venture were $7,131, total liabilities were $4,986, resulting in stockholders’ equity totaling $2,145. The Company’s share of the equity of this joint venture totaled $1,051 as of September 30, 2004.

Charlesbank Joint Ventures:

The Company has determined that it is not required to consolidate either of the Charlesbank joint ventures as it is not the primary beneficiary. Therefore, the Company, which owns an indirect ownership interest of 13.05 percent, has accounted for and will continue to account for its investment under the equity method of accounting. For the three and nine months ended September 30, 2004, total revenue of the Charlesbank joint ventures was $3,149 and $8,199, respectively, total expenses were $3,351 and $8,742, respectively, resulting in a net loss of $(202) and $(543), respectively. As of September 30, 2004, total assets of the joint ventures were $47,747, total liabilities were $32,789, resulting in stockholders’ equity totaling $14,958. The Company’s equity balance exposed to loss as a result of its involvement in these joint ventures totaled $1,951 as of September 30, 2004.

Regent Joint Ventures:

During the first quarter of 2004, the Company purchased its joint venture partner’s ownership interest in both the Windsor Joint Venture and the Evanston Joint Venture (see Note 8). These two joint ventures owned the Windsor hotel and the Evanston hotel. These joint ventures were considered to be VIE’s and the Company was considered to be the primary beneficiary. Therefore, the Company, which owned a 57.65 percent interest and a 49 percent interest, respectively, consolidated the balance sheets of the Windsor Joint Venture and the Evanston Joint Venture beginning as of December 31, 2003, and consolidated the results of operations beginning with the first quarter of 2004. For the period during 2004 that these properties were owned by joint ventures, total revenues of the Windsor Joint Venture and the Evanston Joint Venture were $362 and $494, respectively, total expenses were $240 and $281, respectively, resulting in net income of $122 and $213, respectively.

The Company also owned a 57.65 percent interest in Windsor Lessee Company, LLC, the lessee of the Windsor hotel. Barclay assumed this lease at the time the Company purchased Regent’s interest in the Windsor Joint Venture. This joint venture was considered to be a VIE and the Company was considered to be the primary beneficiary. The Company consolidated the balance sheet of Windsor Lessee Company, LLC beginning as of December 31, 2003, and consolidated the results of operations beginning with the first quarter of 2004. For the period during 2004 that the lessee was a joint venture, total revenue of Windsor Lessee Company, LLC was $818, total expenses were $951 resulting in a net loss of $(133).

Chapel Hill Joint Venture:

Chapel Hill Hotel Associates

This joint venture is considered to be a VIE, the Company is considered to be the primary beneficiary and it was created in August 2003 (after January 31, 2003). Therefore, the Company, which owns a 48.78 percent interest in Chapel Hill Hotel Associates, LLC, has consolidated the joint venture’s results of operations and balance sheet beginning with the third quarter 2003. For the three and nine months ended September 30, 2004, total revenue of the joint venture was $35 and $37, respectively, total expenses were $243 and $353, respectively, resulting in a net loss of $(208) and $(316), respectively. For the three and nine months ended September 30, 2003, total revenue of the joint venture was $0, total expenses were $20, resulting in a net loss of $(20). As of September 30, 2004, total assets of the joint venture were $12,583, total liabilities were $8,869, including $6,076 of long term debt, resulting in stockholders’ equity totaling $3,714. The Company’s share of equity of this joint venture totaled $1,812 as of September 30, 2004, and its Preferred Contribution (included in total liabilities) totaled $1,453 as of September 30, 2004.

Chapel Hill Lessee

This joint venture is considered to be a VIE, the Company is considered to be the primary beneficiary and it began operations in May 2004 (after January 31, 2003). Therefore, the Company has consolidated the joint venture’s results of operations and balance sheet beginning with the second quarter 2004. The Company owns a 48.78 percent interest in Chapel Hill Lessee Company, LLC, which is the lessee of the Courtyard by Marriott in Chapel Hill, NC, which opened in September 2004. For the three and nine months ended September 30, 2004, total revenue of the joint venture was $23, total expenses were $56 and $66, respectively, resulting in a net loss of $(33) and $(43), respectively. As of September 30, 2004, total assets of the joint venture were $164, total liabilities were $206, resulting in stockholders’ deficit totaling $(42). The Company’s share of deficit of this joint venture totaled $(20) as of September 30, 2004.

Noble Investment Group Mezzanine Loans:

In July 2000, the Company provided a $1,080 mezzanine loan for a Hilton Garden Inn in Atlanta, GA and in February 2001 provided a $2,186 mezzanine loan for a Hilton Garden Inn in Tampa, FL. Noble Investment Group, Ltd. (“Noble”) provided the remainder of the funding and owns and operates the hotels. These two mezzanine loan arrangements are considered to be variable interests in the entities that own the hotels, both of which are VIEs. However, the Company is not considered to be the primary beneficiary. Therefore, the Company does not consolidate the results of operations of the hotels for which it has provided financing. The Company’s total outstanding loan balance and related interest receivable exposed to loss as a result of its involvement in these mezzanine loans totaled $3,266 and $334, respectively as of September 30, 2004. Noble Investments LLC, the borrower, has provided the Company with guarantees totaling $300 for the Atlanta Hilton Garden Inn loan, and $2,186 for the Tampa Hilton Garden Inn loan, due to deficiencies in the debt service coverage ratios required under the loans.

Baltimore, MD Hampton Inn & Suites Mezzanine Loan:

In the fourth quarter of 2002, the Company funded a $3,500 mezzanine loan to an unrelated third party owner for the purchase and conversion of a historic office building into a 116-room Hampton Inn & Suites hotel in Baltimore, MD’s Inner Harbor (the “Baltimore Hotel”). Subsequently, the Company sold 50 percent of the loan to an affiliate of Hall Financial Group at face value, or $1,750. This mezzanine loan arrangement is considered to be a variable interest in the entity that owns the hotel, which is a VIE. However, the Company is not considered to be the primary beneficiary. Therefore, the Company does not consolidate the results of operations of the hotel for which it has provided financing. The Company’s total outstanding loan balance and related interest receivable exposed to loss as a result of its involvement in this mezzanine loan totaled $1,704 and $372, respectively as of September 30, 2004.

Atlantic Beach, NC Sheraton Mezzanine Loan:

In February 2004, the Company issued a $2,400 mezzanine loan to partially finance the acquisition of a 200-room Sheraton Hotel in Atlantic Beach, NC. This mezzanine loan arrangement is considered to be a variable interest in the entity that owns the hotel, which is a VIE. However, the Company is not considered to be the primary beneficiary. Therefore, the Company does not consolidate the results of operations of the hotel for which it has provided financing. The Company’s total outstanding loan balance and related interest receivable exposed to loss as a result of its involvement in this mezzanine loan totaled $2,400 and $52, respectively as of September 30, 2004.

Cornhusker Square Hotel Loan:

In June 2004, the Company and Canyon Capital Realty Advisors (“Canyon Capital”), a national lending and real estate investment firm provided a $16,850 loan to finance the acquisition and major refurbishment and conversion of the 290-room Cornhusker Square Hotel in Lincoln, NB to a full service Marriott. Canyon Capital provided $10,850 as the first, or “A” piece of the financing, and the Company provided $6,000 as the second, or “B” piece. This loan arrangement is considered to be a variable interest in the entity that owns the hotel, which is a VIE. However, the Company is not considered to be the primary beneficiary. Therefore, the Company does not consolidate the results of operations of the hotel for which it has provided financing. The Company’s total outstanding loan balance and related interest receivable exposed to loss as a result of its involvement in this mezzanine loan totaled $6,000 and $109, respectively as of September 30, 2004.

St. Louis, MO Residence Inn by Marriott Mezzanine Loan:

In October 2004, the Company issued a $5,500 mezzanine loan to finance the construction of a 188-room Residence Inn by Marriott Hotel in St. Louis, MO. This mezzanine loan arrangement is considered to be a variable interest in the entity that owns the hotel, which is a VIE. However, the Company is not considered to be the primary beneficiary. Therefore, the Company does not consolidate the results of operations of the hotel for which it has provided financing. The Company’s total outstanding loan balance is the amount exposed to loss.

10.	CAPITAL STOCK

In February 2004, the Company completed the issuance of 3.68 million shares of its 8.00% Series B Cumulative Preferred Stock. The net proceeds raised totaled approximately $88.9 million, approximately $76.1 million of which was used to fully redeem the Company’s then outstanding 3.0 million shares of 9.25% Series A Cumulative Preferred Stock plus accrued dividends. The Company used the remaining proceeds of approximately $12.8 million to pay down its then outstanding balance under the Line.

The costs capitalized as part of the issuance of the Series A Cumulative Preferred Stock in September 1997 totaled approximately $1,720 as of February 2004 and have been recorded as a reduction in net income available to common shareholders for the nine months ended September 30, 2004.

11.	DISCONTINUED OPERATIONS

The Company adopted Statement of Financial Accounting Standard No. 144 (“SFAS No. 144”) effective January 1, 2002 which requires, among other things, that the operating results of certain real estate assets which have been sold subsequent to January 1, 2002, or otherwise qualify as held for disposition (as defined by SFAS No. 144), be included in discontinued operations in the statements of operations for all periods presented. In February 2004, the Company sold its 118-room Hampton Inn in Wilmington, NC. In June 2004, the Company sold its 128-room Hampton Inn in Las Vegas, NV. During 2003, the Company’s Board of Directors authorized management of the Company to sell the Greenville, SC Comfort Inn, which is classified as “held for sale” on the Company’s Consolidated Balance Sheet as of September 30, 2004. The property, which is immediately available for sale, is actively being marketed for sale through a broker. The operating results for these three hotels are included in discontinued operations in the statements of operations for the three and nine months ended September 30, 2004 and 2003. The Company has not allocated interest expense to the results of the discontinued operations in accordance with EITF No. 87-24. This change has resulted in certain reclassifications to the three and nine months ended September 30, 2003 financial statement amounts.

Condensed financial information of the results of operations for the three and nine months ended September 30, 2004 and 2003, for the two hotels sold during 2004 and the one hotel classified as “held for sale” are included in discontinued operations as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Total revenue	$434	$1,409	$2,496	$3,352
Total expenses	366	1,260	2,166	2,930

Income from operations of discontinued operations	68	149	330	422
Allocation to minority interest in Partnership - income from operations of discontinued operations	3	11	16	31
Gain on sale of discontinued operations	—	—	16	—
Allocation to minority interest in Partnership - gain on sale of discontinued operations	—	—	1	—
Loss on impairment of asset held for sale	(2)	(2,518)	(52)	(2,518)
Allocation to minority interest in Partnership - loss on impairment of asset held for sale	—	(152)	(2)	(152)
Income tax expense (benefit)	2	(45)	(15)	(98)

Income (loss) from discontinued operations	$61	$(2,183)	$294	$(1,877)

12.	SUBSEQUENT EVENT

On October 5, 2004, the Company’s wholly-owned subsidiary, Winston Finance Partners LLC (“Winston Finance”), entered into a $50 million master repurchase agreement with Marathon Structured Finance Fund, LP (“Marathon”) to finance the Company’s hotel loan investments (“assets”) on a short-term basis. Under the agreement, Winston Finance will sell assets to Marathon and agree to repurchase those assets on a date certain. Typically, the sale and repurchase price will be no more than 65% of the value of the asset, except for development and redevelopment assets where the limit is 45% of the asset value. In general, the repurchase price will equal the original sales price of the asset plus accrued but unpaid interest. The Company typically will pay interest to Marathon at LIBOR plus 450 basis points for loans made by the Company to acquire existing hotels, and LIBOR plus 550 basis points, plus one percent of the total loan amount as an origination fee, for loans made by the Company to develop new hotels or redevelop existing hotels. Marathon gets a security interest in each asset subject to the facility.

The repurchase agreement is a $50 million uncommitted lending facility, meaning Marathon must agree to each asset financed under the agreement. At no time is the facility allowed to exceed $50 million. The facility established by the agreement is set to expire on the one year anniversary of the agreement’s effective date. The facility, however, may be renewed for two more successive periods of one year, at the option of Winston Finance, as long as no events of default are existing at that time. If the value of an asset financed under the facility decreases, then Marathon can require the Company to deposit eligible assets, either cash, letters of credit, or qualified loans, into a margin account as additional collateral for the facility, or repurchase the asset. Assets can be repurchased by the Company voluntarily at any time.

The Company is required to maintain a liquidity facility that is the greater of $5,000,000 or six months interest on the amount of the facility that has been advanced. That liquidity is currently in the form of a letter of credit made available by our operating partnership, WINN Limited Partnership, but could be in a combination of a letter of credit and eligible assets pledged to Marathon.

The Company is required to maintain certain routine covenants during the term of the agreement, including without limitation, providing financial reports to Marathon, maintaining Winston Finance as a special purpose entity, not undertaking a merger or other fundamental transaction without Marathon’s consent, and maintaining the liquidity pledged to Marathon. The agreements require that all assets subject to the facility have the related loan documents delivered to Branch Banking and Trust Company, who holds them as a custodian so long as the assets are subject to the facility.

Item 2 -	Management’s Discussion and Analysis of Financial Condition and Results of Operations ($ in thousands)

Overview

Winston Hotels, Inc., (the “Company”) headquartered in Raleigh, North Carolina, owns hotel properties and interests in hotel properties through joint ventures, provides loans to the hotel industry and provides hotel development and asset management services. All of the Company’s hotels are operated under franchises from nationally recognized franchisors including Marriott International, Inc., Hilton Hotels Corporation, Intercontinental Hotels Group PLC (formerly Six Continents PLC) and Choice Hotels International. The Company conducts substantially all of its operations through its operating partnership, WINN Limited Partnership, (the “Partnership”). The Company operates so as to qualify as a real estate investment trust (“REIT”) for federal income tax purposes.

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

The Company’s primary growth strategies include improving operations at the hotels in which it holds an ownership interest, acquiring additional hotels or ownership interests in hotels through joint ventures, and providing loans to the hotel industry. The following describes the Company’s operations and investments during the first nine months of 2004 with respect to each of these strategies.

Improve Hotel Operations

During the third quarter of 2004, for the Company’s wholly owned hotels, not including those reported as discontinued operations, and the Company’s consolidated joint venture hotels, RevPAR increased 6.5 percent from $54.74 in the third quarter of 2003 to $58.28. Occupancy rates increased 3.6 percent, from 69.0 percent to 71.5 percent, and the average daily rate (“ADR”) increased 2.7 percent from $79.37 to $81.48, during the third quarter of 2004, as compared to the same period of 2003. The Company’s gross operating profit margins increased to 41.9 percent in the third quarter of 2004 from 41.7 percent in the third quarter of 2003. During the nine months ended September 30, 2004, the Company’s RevPAR increased 7.0 percent from $53.10 in 2003 to $56.80 in 2004. Occupancy rates increased 4.6 percent, from 67.4 percent to 70.5 percent, and the average daily rate (“ADR”) increased 2.3 percent from $78.74 to $80.55, during the nine months ended September 30, 2004, as compared to the same period of 2003. The Company’s gross operating profit margins decreased to 41.7 percent during the nine months ended September 30, 2004 from 41.8 percent during the same period in 2003. The Company expects RevPAR to increase three to five percent in the fourth quarter of 2004, as compared to the fourth quarter of 2003. The Company continues to seek to maximize hotel revenues and reduce operating costs.

The Company’s franchisors periodically inspect the Company’s hotels to ensure that they meet certain brand standards primarily pertaining to the condition of the property and its guest service scores. In connection with these routine reviews, as of June 30, 2004, the Company had received default notices from the franchisor for two of its hotels. As of September 30, 2004, both of these properties have been reinspected. One has received an acceptable rating. The other hotel passed the reinspection for all product improvement issues, but received an unacceptable rating due to its customer service scores falling below brand standards. We believe this decline in customer service scores was due, in part, to the ongoing construction to comply with the brand’s product improvement requirements.

The Company expects to cure this deficiency to comply with the franchisor’s standards and expects to receive an acceptable rating for the hotel. Since June 30, 2004, the Company has received default notices from the franchisor for two other hotels. The Company is currently in the process of curing these deficiencies to comply with the franchisor’s standards and expects to receive an acceptable rating for both hotels.

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

During the third quarter of 2004, the WCC Project Company LLC, purchased the West Des Moines, IA Quality Suites hotel which is currently being renovated and is expected to be converted to a Springhill Suites by Marriott during the second quarter of 2005. The expected total cost of the hotel, after renovations, is $7,150.

Through its investments in joint ventures, the Company also creates additional income in the form of asset management fees and/or development fees. The Company currently earns asset management fees totaling 0.5% of the gross fixed assets of the hotels owned through its WCC Project Company LLC and WNC Project Company LLC joint ventures.

Hotel Financing

In February 2004, the Company issued a $2,400 mezzanine loan to partially finance the acquisition of a 200-room Sheraton hotel in Atlantic Beach, NC. The hotel has undergone extensive renovations which were substantially completed by the second quarter of 2004.

In June 2004, the Company and Canyon Capital Realty Advisors (“Canyon Capital”), a national lending and real estate investment firm, provided a $16,850 loan to finance the acquisition, major refurbishment, and conversion of the 290-room Cornhusker Square Hotel in Lincoln, NB. The hotel will remain open during the renovation and is expected to convert to a full-service Marriott during the first quarter of 2005. Canyon Capital provided $10,850 as the first, or “A” piece of the financing, and the Company provided $6,000 as the second, or “B” piece. The Company’s B piece of the loan is subordinate to Canyon Capital’s A piece.

In October 2004, the Company issued a $5,500 mezzanine loan to finance the construction of a 188-room Residence Inn by Marriott Hotel in St. Louis, MO. The hotel is expected to open in the first quarter of 2006. These hotel loans support the Company’s strategy to provide additional financing to the hotel industry.

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

Accounts and Notes Receivable

The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its hotel guests and mezzanine loan borrowers to make required payments. If the financial condition of its hotel guests, mezzanine loan borrowers and other borrowers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Accounting for Joint Ventures

As of September 30, 2004, the Company had a 15 percent ownership interest in its Charlesbank joint venture, (which owned an 87 percent ownership interest in the WCC Project Company LLC joint venture and an 87 percent ownership interest in the WNC Project Company LLC joint venture, resulting in an indirect 13.05 percent ownership interest by the Company in the five hotels owned by these joint ventures), a 49 percent ownership interest in its Marsh Landing joint venture, which owns one hotel, and a 48.78 percent interest in the Chapel Hill joint venture, which owns one hotel. The WCC Project Company LLC joint venture owns four hotels and the WNC Project Company LLC joint venture owns one hotel.

Per the provisions of FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), the Company determined that the Charlesbank joint venture does not have to be consolidated and therefore, the Company used the equity method to recognize its share of net income or loss from this joint venture during the three and nine months ended September 30, 2004 and adjusted the carrying value of its investment accordingly. Accordingly, the joint ventures’ assets, liabilities, and equity are not recorded on the Company’s balance sheet as of September 30, 2004.

The Company determined that the Marsh Landing joint venture is considered to be a VIE and the Company is considered to be the primary beneficiary. Therefore, per the provisions of FIN 46, the Company has consolidated the assets and liabilities of this joint venture into its Consolidated Balance Sheet beginning as of December 31, 2003, and has consolidated the results of operations beginning with the first quarter of 2004. The Chapel Hill joint venture was created in August 2003 and is also considered to be a VIE and the Company is considered to be the primary beneficiary. Therefore, per FIN 46, the Company has consolidated the joint venture’s assets, liabilities, and results of operations beginning with the third quarter 2003.

Accounting for Long-Lived Assets

The Company evaluates the potential impairment of its individual long-lived assets, principally its wholly owned hotel properties and the hotel properties in which it owns an interest through consolidated joint ventures in accordance with FASB No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”. The Company records an impairment charge when it believes an investment in a hotel has been impaired, such that the Company’s estimate of future undiscounted cash flows, together with its estimate of an anticipated liquidation amount, would not recover the then current carrying value of the investment in the hotel property, or when the Company classifies a property as “held for sale” and the carrying value exceeds fair market value. The Company considers many factors and makes certain subjective assumptions when making this assessment, including but not limited to, general market and economic conditions, operating results over the past several years, the performance of similar properties in the same market and expected future operating results based on a variety of assumptions. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments, thereby possibly requiring an impairment charge in the future. In addition, if the Company’s assumptions regarding future undiscounted cash flows and anticipated liquidation amounts are incorrect, a future impairment charge may be required. Further, the Company currently owns certain hotels for which the carrying value exceeds current market value. The Company does not believe an impairment charge for these hotels is appropriate since the Company’s forecast of future undiscounted cash flows, including an anticipated liquidation amount, exceeds the current carrying value. However, should the Company approve of a plan to sell these properties, an impairment charge would be required.

Income Taxes

The Company records a valuation allowance to reduce the deferred tax assets to an amount that it believes is more likely than not to be realized. Because of expected future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, the Company has not recorded a valuation allowance to reduce its deferred tax asset as of September 30, 2004. Should our estimate of future taxable income be less than expected, or our tax planning strategy not be carried out as planned, we would record an adjustment to the deferred tax asset in the period such determination was made.

Results of Operations

Actual Three and Nine Months Ended September 30, 2004 versus Actual Three and Nine Months Ended September 30, 2003

REVENUE

Room – For the three months ended September 30, room revenue increased $3,802 from $29,473 in 2003 to $33,275 in 2004. On January 1, 2004, per the provisions of FIN 46, the Company began consolidating the operating results of the Windsor Hilton Garden Inn; and on March 11, 2004, the Company acquired the lease for the Secaucus Holiday Inn (collectively the “Windsor and Secaucus hotels”) and began recording the operating results of the hotel. Room revenue from these hotels totaled $2,142 for the three months ended September 30, 2004. In addition, the increase in room revenues is due, in part, to an increase in RevPAR of 6.5 percent, from $54.74 to $58.28. Occupancy rates increased 3.6 percent, from 69.0 percent to 71.5 percent, and the ADR increased 2.7 percent from $79.37 to $81.48.

For the nine months ended September 30, room revenue increased $11,180 from $84,606 in 2003 to $95,786 in 2004. Additional room revenue from consolidating the operating results of the Windsor and Secaucus hotels totaled $5,500 for the nine months ended September 30, 2004. In addition, the increase in room revenues is due, in part, to an increase in RevPAR of 7.0 percent, from $53.10 to $56.80. Occupancy rates increased 4.6 percent, from 67.4 percent to 70.5 percent, and the ADR increased 2.3 percent from $78.74 to $80.55.

Food and Beverage – For the three months ended September 30, food and beverage revenue increased $595 from $1,640 in 2003 to $2,235 in 2004. For the nine months ended September 30, food and beverage revenue increased $1,327 from $5,287 in 2003 to $6,614 in 2004. Additional food and beverage revenue from consolidating the operating results of the Windsor and Secaucus hotels totaled $374 and $1,007 for the three and nine months ended September 30, 2004, respectively. The additional increases in food and beverage revenues are due, in part, to increased occupancy experienced at the Company’s full service properties.

Other Operating Departments – Other operating departments revenue remained consistent with the prior year period for both the three and nine months ended September 30, 2004. Meeting room rentals increased slightly, offset by lower telephone revenue as cellular phone use continues to reduce the demand for this service.

Percentage Lease Revenue – For the three months ended September 30, percentage lease revenue declined $535 from $535 in 2003 to $0 in 2004. For the nine months ended September 30, percentage lease revenue declined $902 from $1,603 in 2003 to $701 in 2004. In March 2004, the Company negotiated the transfer of the long-term lease with Secaucus Holding Corporation, a wholly owned subsidiary of Prime Hospitality Corp. (“Prime”), for the Secaucus, NJ Holiday Inn to Barclay. The Company received a net payment from Prime of $269 as part of the negotiated settlement. This amount is included in percentage lease revenue in the accompanying unaudited consolidated statement of operations for the nine months ended September 30, 2004. Alliance manages the hotel. With the transfer of this lease to Barclay, the Company is no longer the lessor of any hotel leases with unrelated third parties. Therefore, unless the Company enters into third party hotel leases, as the lessor, in the future, the Company will not report percentage lease revenue in the future.

EXPENSES

Rooms – For the three months ended September 30, rooms expenses increased $684 from $6,821 in 2003 to $7,505 in 2004. For the nine months ended September 30, rooms expenses increased $1,930 from $19,460 in 2003 to $21,390 in 2004. Additional rooms expense from consolidating the operating results of the Windsor and Secaucus hotels totaled $511 and $1,238 for the three and nine months ended September 30, 2004, respectively. The additional increases in rooms expenses are due, in part, to increases in labor costs, travel agent commissions and complimentary food and beverage costs, and are consistent with the increases in room revenue for the three and nine months ended September 30, 2004 versus the three and nine months ended September 30, 2003.

Food and Beverage – For the three months ended September 30, food and beverage expenses increased $363 from $1,337 in 2003 to $1,700 in 2004. For the nine months ended September 30, food and beverage expenses increased $867 from $4,053 in 2003 to $4,920 in 2004. The increases in food and beverage expenses are consistent with the increases in food and beverage revenues.

Property Operating Costs – For the three months ended September 30, property operating costs increased $955 from $6,360 in 2003 to $7,315 in 2004. For the nine months ended September 30, property operating costs increased $3,341 from $18,209 in 2003 to $21,550 in 2004. These costs consist of administrative and general, sales and marketing, utility and other costs. The increases are primarily due to increases in administrative and general and sales and marketing labor costs, printing costs, utility costs, telecommunication costs, promotions costs, frequent flier program costs and credit card commissions. Additional property operating costs from consolidating the operating results of the Windsor and Secaucus hotels totaled $617 and $1,572 for the three and nine months ended September 30, 2004, respectively.

Real Estate Taxes and Property and Casualty Insurance – Real estate taxes and property insurance costs remained consistent with the prior year period for both the three and nine months ended September 30, 2004. Decreases in insurance costs were offset by increases in real estate taxes.

Franchise Costs – Franchise costs increased consistent with the increase in room revenues, increasing $255 for the three months ended the September 30, from $2,122 in 2003 to $2,377 in 2004, and $823 for the nine months ended September 30, from $6,038 in 2003 to $6,861 in 2004.

Maintenance and Repair Costs – For the three months ended September 30, maintenance and repair costs increased $228 from $1,688 in 2003 to $1,916 in 2004 and for the nine months ended September 30, increased $662 from $4,928 in 2003 to $5,590 in 2004. Additional maintenance and repair costs from consolidating the operating results of the Windsor and Secaucus hotels totaled $109 and $285 for the three and nine months ended September 30, 2004, respectively. The additional increases are due, in part, to increases in labor costs and landscaping charges.

Management Fees – Management fees increased consistent with the increase in hotel revenues for both the three and nine months ended September 30, increasing $72 for the three months ended September 30, from $720 in 2003 to $792 in 2004 and $416 for the nine months ended September 30, from $1,972 in 2003 to $2,388 in 2004.

General and Administrative – For the three months ended September 30, general and administrative expense increased $1,054 from $1,095 in 2003 to $2,149 in 2004. The increase is primarily attributable to an increase in accounting fees, mainly associated with the Company’s efforts to comply with the provisions of the Sarbanes-Oxley Act of 2002, payroll costs, legal fees, costs associated with acquisitions and mezzanine loans and start-up expenses for the Chapel Hill Courtyard. For the nine months ended September 30, general and administrative expense increased $1,240 from $4,050 in 2003 to $5,290 in 2004. The increase is primarily attributable to an increase in accounting fees, mainly associated with the Company’s efforts to comply with the provisions of the Sarbanes-Oxley Act of 2002, payroll costs, legal fees and start-up expenses for the Chapel Hill Courtyard.

Depreciation and Amortization – For the three and nine months ended September 30, 2004 depreciation expense remained consistent with the prior year periods. Increases in depreciation expense due to the consolidation of the Ponte Vedra, FL Hampton Inn, the Windsor CT Hilton Garden Inn, and the Evanston, IL Hilton Garden Inn (see Note 8 to Notes to Consolidated Financial Statements), were offset by a decrease in depreciation due to certain five-year assets exceeding their useful lives. For the three and nine months ended September 30, 2004 versus comparable periods for 2003, amortization expense increased $107 and $325, respectively, due to the amortization of costs paid in 2003 to amend the Company’s $125 million line of credit (the “Line”).

Interest and Other Income – For the three and nine months ended September 30, 2004 versus comparable periods for 2003, interest and other income increased $274 and $449, respectively. The increases are primarily due to additional loan interest income relating to the Atlantic Beach and Cornhusker loans. The Company continues its efforts to expand its hotel lending program.

Interest Expense – For the three months ended September 30, interest expense decreased $187 from $1,883 in 2003 to $1,696 in 2004. The decrease is due to a decline in weighted average outstanding debt balances for the Line and the Company’s fixed rate loan with GE Capital Corporation, (collectively, the “Corporate Debt Facilities”) offset by an increase in the weighted average interest rates for the Corporate Debt Facilities and the consolidation of the Evanston, Windsor and Marsh Landing Joint Ventures per FIN 46 beginning with the first quarter of 2004 of $192. For the three months ended September 30, the weighted average outstanding debt balance for the Corporate Debt Facilities decreased from $141,244 in 2003 to $99,889 in 2004, while the weighted average interest rate for the Corporate Debt Facilities increased from 5.21 percent to 5.89 percent for the same periods.

For the nine months ended September 30, interest expense decreased $658 from $5,758 in 2003 to $5,100 in 2004. The decrease is due to a decline in weighted average outstanding debt balances for the Corporate Debt Facilities offset by an increase in the weighted average interest rates for the Corporate Debt Facilities and the consolidation of the Evanston, Windsor and Marsh Landing Joint Ventures per FIN 46 beginning with the first quarter of 2004 of $595. The weighted average outstanding debt balance for the Corporate Debt Facilities decreased from $142,645 for the nine months ended September 30, 2003 to $101,383 for the nine months ended September 30, 2004, while the weighted average interest rate for the Corporate Debt Facilities increased from 5.32 percent to 5.84 percent for the same periods. The Company expects interest expense to increase in the fourth quarter of this year, as compared to the third quarter of 2004, due to additional capital investments for acquisitions and hotel loans and due to expected increases in interest rates.

Income Allocation to Minority Interest in Partnership – Income allocation to minority interest in Partnership increased for both the three months and nine months ended September 30, 2004 versus comparable periods for 2003. The increases are consistent with the increase in net income for the periods offset by a decrease in minority interest ownership percentage in the Partnership from 4.86% as of September 30, 2003 to 4.69% as of September 30, 2004.

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

Income Tax Benefit – For the three and nine months ended September 30, 2004 and 2003, the income tax benefit is a result of the net loss experienced by Barclay during the respective periods. The Company expects Barclay to continue to experience net losses for the remainder of 2004.

Discontinued Operations – The Company sold the Wilmington Hampton Inn in February 2004 and sold the Las Vegas Hampton Inn in June 2004. The Company classified the Greenville, SC Comfort Inn as “held for sale” during the third quarter of 2003. All capital additions to the Greenville, SC Comfort Inn are recorded as loss on impairment of asset held for sale, as the Company recorded an impairment charge in the third quarter of 2003 to reduce this asset to its estimated fair market value of $2,100. The operating results of the three properties are shown as discontinued operations in the respective periods.

Liquidity and Capital Resources

The Company finances its operations from operating cash flow, which was principally derived from the operations of its hotels. For the nine months ended September 30, 2004 and 2003, cash flow provided by operating activities was $29,558 and $19,924, respectively. The increase is primarily due to the increase in net income.

Under federal income tax law provisions applicable to REITs, the Company is required to distribute at least 90% of its taxable income to maintain its tax status as a REIT. During the first three quarters of 2004, the Company declared distributions of $11,863 to its common shareholders ($0.45 per share) and $5,475 to its preferred shareholders ($0.353 per share of Preferred Series A and $1.20 per share of Preferred Series B). The Company intends to monitor its dividend policy closely and to act accordingly as results of operations dictate. The Company also intends to fund cash distributions to shareholders out of cash flow from operating activities. The Company may incur indebtedness to meet its dividend policy or distribution requirements imposed on the Company under the Internal Revenue Code (including the requirement that a REIT distribute to its shareholders annually at least 90% of its taxable income) to the extent that available cash flow from the Company’s investments are insufficient to make such distributions.

In February 2004, the Company completed the issuance of 3,680,000 shares of its 8.00% Series B Cumulative Preferred Stock. The net proceeds raised totaled approximately $88.9 million, approximately $76.1 million of which was used to fully redeem the Company’s then outstanding 3,000,000 shares of 9.25% Series A Cumulative Preferred Stock plus accrued dividends. The Company used the remaining proceeds of approximately $12.8 million to pay down its then outstanding balance under the Line.

The total cost capitalized as part of the issuance of the Series A Cumulative Preferred Stock in September 1997 totaled approximately $1.7 million as of February 2004 and was recorded as a reduction in net income available to common shareholders in the first quarter of 2004.

The Company’s net cash used in investing activities for the nine months ended September 30, 2004 totaled $24,128. Gross capital expenditures for the Company’s consolidated hotels totaled $17,022. This amount includes capital expenditures of $8,934 for the Company’s wholly owned hotels as of September 30, 2004, and $8,088 for the Company’s consolidated joint venture hotels, $8,041 of which was for the development of the Courtyard by Marriott hotel in Chapel Hill, NC. This hotel opened in September of 2004. During the first quarter of 2004, the Company purchased its joint venture partner’s ownership interest in both the Evanston and Windsor joint ventures. The total purchase price of $8,163 exceeded the joint venture partner’s combined equity balance of $6,315. This additional purchase price was recorded as a capital addition during the first quarter of 2004.

During the first nine months of 2004, the Company incurred capital expenditures totaling $8.9 million to refurbish and renovate its wholly owned hotels, and plans to spend approximately $1,100 to renovate certain of its wholly owned hotels during the remainder of 2004. These expected total capital expenditures for 2004 exceed by approximately $3,500 the 5% of room revenues for its hotels (7% of room revenues and food and beverage revenues for one of its full-service hotels) which the Company is required to spend under its percentage leases for periodic capital improvements and the refurbishment and replacement of furniture, fixtures and equipment at its wholly owned hotels. The Company also plans to spend an additional $2,500 to continue to finalize the development of the

Courtyard by Marriott hotel in Chapel Hill, NC during the fourth quarter of 2004. These capital expenditures are funded from operating cash flow, and possibly from borrowings under the Line, sources that are expected to be adequate to fund such capital requirements. These capital expenditures are in addition to amounts spent on normal repairs and maintenance which have approximated 5.9% and 5.8% of room revenues for the nine months ended September 30, 2004 and 2003, respectively.

During 2003, the Company’s Board of Directors authorized management of the Company to sell the Greenville, SC Comfort Inn, which is classified as “held for sale” on the Company’s Consolidated Balance Sheet as of September 30, 2004 in accordance with FASB No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”. The property, which is immediately available for sale, is actively being marketed for sale through a broker. The Company sold the Wilmington, NC Hampton Inn in February of 2004. The total net proceeds were $3,350. The Company also sold the Las Vegas, NV Hampton Inn in June of 2004. The total net proceeds were $7,183. Periodically, the Company considers the sale of certain other hotels that the Company believes appropriate to sell and if sold, would use the net sale proceeds for general corporate purposes.

Hotel Loans

In October 2004, the Company issued a $5,500 mezzanine loan to finance the construction of a 188-room Residence Inn by Marriott Hotel in St. Louis, MO. The term of the loan is 5 years. The loan requires interest only payments during construction and throughout the first two years of operations, and principle payments beginning on the first day of the third year of operations, based on a 10-year amortization schedule. Throughout the term of the loan, the interest rate is based on 30-day LIBOR plus 10.25 percent. An additional 3.00 percent per year of the outstanding principal balance accrues until the earlier of prepayment or maturity of the loan. The hotel is owned 100% by an unaffiliated single purpose entity (the “Borrower”). The Company holds collateral equal to 100% of the ownership interest in the Borrower.

In June 2004, the Company and Canyon Capital Realty Advisors (“Canyon Capital”), a national lending and real estate investment firm, provided $16,850 (the “Loan”) to finance the acquisition, major refurbishment, and conversion of the 290-room Cornhusker Square Hotel in Lincoln, NB. The hotel will remain open during the renovation and convert to a full-service Marriott during the first quarter of 2005. Canyon Capital provided $10,850 as the first, or A piece of the financing, and the Company provided $6,000 as the second, or B piece. The Company’s B piece of the Loan is subordinate to Canyon Capital’s A piece. The term of the Loan is 2 years, plus a one-year extension at the borrower’s election. The Loan plus any accrued interest requires interest only payments of 10 percent. Canyon Capital retains 10.24 percent of the interest paid on the A piece of the Loan with the remainder paid to the Company. Additional interest of 1.5 percent of the Loan accrues to the Company until the earlier of prepayment of the Loan or maturity of the Loan. The hotel is owned 100% by an unaffiliated single purpose entity. The Company’s B piece of the Loan is collateralized by the “second” interest in the real estate complex.

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

The Company has issued three other hotel loans, a $1,750 loan to partially finance the 116-room Hampton Inn & Suites in Baltimore, MD, a $1,080 loan to partially finance the 122-room Hilton Garden Inn in Atlanta, GA and a $2,186 loan to partially finance the 152-room Hilton Garden Inn in Tampa, FL. Noble Investments LLC, the borrower, has provided the Company with guarantees totaling $300 for the Atlanta Hilton Garden Inn loan, and $2,186 for the Tampa Hilton Garden Inn loan, due to deficiencies in the debt service coverage ratios required under the loans. One of the Company’s primary growth strategies is the issuance of hotel loans to third party hotel owners. The Company is continually looking for these opportunities.

Joint Ventures

The Company currently has investments in four joint ventures:

•	The Company owns 49 percent of the Marsh Landing joint venture that owns the 118-room Hampton Inn in Ponte Vedra, FL.

•	The Company owns an indirect 13.05 percent interest in the WCC Project Company LLC joint venture that owns four hotels, the 102-room Fairfield Inn & Suites in West Des Moines, IA, the 113-room Courtyard by Marriott in Beachwood, OH, the 190-room Springhill Suites by Marriott in Houston, TX, and the 95-room Quality Suites in West Des Moines, IA that is in the process of being renovated and is expected to be converted to a Springhill Suites by Marriott during the second quarter of 2005.

•	The Company owns an indirect 13.05 percent interest in the WNC Project Company LLC joint venture that owns one hotel, the 158-room Ramada Plaza Hotel in Shelton, CT that is in the process of being renovated and is expected to be converted to a Courtyard by Marriott during the first quarter of 2005.

•	The Company owns 48.78 percent of the Chapel Hill joint venture that owns a 147-room Courtyard by Marriott in Chapel Hill, NC that opened in September of 2004.

One of the Company’s primary growth strategies is the acquisition or development of additional hotels. The Company is continually looking for acquisition or development opportunities to either wholly own additional hotels or to own additional interests in hotels through joint ventures. Under the terms of the joint ventures, the Company has provided property development and purchasing services and will continue to provide ongoing asset management services for additional fees. The Company also receives cash distributions of the joint venture’s operating profits, if any, on a quarterly basis. The Company has consolidated the results of operations of the Marsh Landing and Chapel Hill joint ventures for the nine months ended September 30, 2004, while the results of operations of the WCC Project Company and WNC Project Company joint ventures were not consolidated. See Notes 8 and 9 in Notes to Consolidated Financial Statements for more information.

The Company’s net cash used in financing activities during the nine months ended September 30, 2004 totaled $5,988. This amount included net proceeds of $88,794 as a result of the issuance of 3,680,000 shares of Series B Preferred Stock, of which the Company used $75,000 to redeem the 3,000,000 shares of Series A Preferred stock and $1,059 to pay the accrued dividends. The net cash used in financing activities for the nine months ended September 30, 2004 also included the payment of additional distributions to shareholders of $16,154, the payment of distributions to the Partnership’s minority interest of $585, the payment of distributions to consolidated joint venture’s minority interest of $738, net long-term debt payments of $4,772, and a net increase of $3,800 in the outstanding balance under the Line from $29,200 at December 31, 2003 to $33,000 at September 30, 2004.

The Company’s availability under the Line totaled approximately $80,600 as of September 30, 2004. Availability is calculated each quarter on a trailing twelve-month basis based upon certain valuation criteria contained within the Line documents. The Line requires the Company to maintain certain financial ratios including maximum leverage, minimum interest coverage and minimum fixed charge coverage, as well as certain levels of unsecured and secured debt and tangible net worth, all of which the Company was in compliance with as of September 30, 2004. The failure to comply with any of these covenants would cause a default under the Line. Furthermore, the Line provides that any default under, or acceleration of, any of our other debt, any debt of the Partnership or any debt of our subsidiaries, including any default under its GECC fixed-rate loan or otherwise, will constitute a default under the Line. Any of these defaults, if not waived, could result in the acceleration of the indebtedness under the Line. If this occurs, the Company may not be able to repay its debt or borrow sufficient funds to refinance it, in which case the Company would not be able to make distributions to shareholders. The Line bears interest generally at rates from 30-day LIBOR plus 1.75% to 30-day LIBOR plus 2.50%, based on the Company’s consolidated debt leverage ratio as of the end of each previous calendar quarter. The Company’s interest rate as of September 30, 2004 was 30-day LIBOR (1.84% as of September 30, 2004) plus 1.75%. The Company’s interest rate beginning October 1, 2004 and for the third quarter remained at 30-day LIBOR plus 1.75%. The Company is currently negotiating with lenders to refinance the debt outstanding under the Line upon maturity in December 2004. It is the Company’s expectation that the debt outstanding under the Line at that time will be refinanced at market terms.

The Company had $63,931 in debt at September 30, 2004 that was subject to a fixed interest rate and fixed monthly payments with GE Capital Corporation. This debt, a ten-year loan with a 25-year amortization period, carries an interest rate of 7.375%. All unpaid principal and interest payments are due on December 1, 2008.

Forty-two of the Company’s wholly owned hotels have been pledged as collateral for the Company’s debt securities, 28 against the outstanding balance under the Line and 14 against the outstanding balance under the GE Capital loan.

As of September 30, 2004, the Company’s contractual obligations and commitments (excluding obligations and commitments pursuant to the Company’s unconsolidated joint ventures) were as follows:

	Payments by Period
		Less Than			More Than
Contractual Obligations	Total	1 Year	1 - 3 Years	3 - 5 Years	5 Years
Long-term debt	$75,581	$1,806	$4,030	$59,481	$10,264
Long-term debt of consolidated JV’s	10,931	6,159	188	223	4,361
Corporate office lease	1,840	—	748	813	279

Total contractual obligations	$88,352	$7,965	$4,966	$60,517	$14,904

		Less Than			More Than
Other Commercial Commitments	Total	1 Year	1 - 3 Years	3 - 5 Years	5 Years
Line of credit	33,000	33,000	—	—	—

Total other commercial commitments	$33,000	$33,000	$—	$—	$—

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

Recent Developments

On October 5, 2004, the Company’s wholly-owned subsidiary, Winston Finance Partners LLC (“Winston Finance”), entered into a $50 million master repurchase agreement with Marathon Structured Finance Fund, LP (“Marathon”) to finance the Company’s hotel loan investments (“assets”) on a short-term basis. Under the agreement, Winston Finance will sell assets to Marathon and agree to repurchase those assets on a date certain. Typically, the sale and repurchase price will be no more than 65% of the value of the asset, except for development and redevelopment assets where the limit is 45% of the asset value. In general, the repurchase price will equal the original sales price of the asset plus accrued but unpaid interest. The Company typically will pay interest to Marathon at LIBOR plus 450 basis points for loans made by us to acquire existing hotels, and LIBOR plus 550 basis points, plus one percent of the total loan amount as an origination fee, for loans made by the Company to develop new hotels or redevelop existing hotels. Marathon gets a security interest in each asset subject to the facility (see Note 12 to Notes to Consolidated Financial Statements).

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

WINSTON HOTELS, INC.
Reconciliation of Net Income to FFO and FFO Available to Common Shareholders
For the Three and Nine Months Ended September 30, 2004 and 2003
(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2004	2003	2004	2003
Net income	$4,903	$1,100	$14,181	$6,030
Gain on sale of discontinued operations	—	—	(16)	—
Minority interest in Partnership allocation of income	148	119	329	193
Minority interest in Partnership allocation of gain on sale of discontinued operations	—	—	1	—
Minority interest in Partnership allocation of earnings from discontinued operations	3	11	16	31
Depreciation	4,359	4,149	12,808	12,981
Depreciation from discontinued operations	—	208	192	646
Depreciation from joint ventures	103	219	411	617

FFO	9,516	5,806	27,922	20,498
Preferred stock dividend	(1,840)	(1,734)	(5,475)	(5,203)
Loss on redemption of Series A Preferred Stock	—	—	(1,720)	—

FFO Available to Common Shareholders	$7,676	$4,072	$20,727	$15,295

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

Item 3 — Quantitative and Qualitative Disclosures About Market Risk

     ($ in thousands)

As of September 30, 2004, the Company’s exposure to market risk for a change in interest rates related to its debt outstanding under the Line, its debt outstanding under its permanent loan facility, its debt from consolidated joint ventures, and its interest receivable from mezzanine loans. Debt outstanding under the Line totaled $33,000 at September 30, 2004. The Line, which expires in December 2004, bears interest generally at rates from 30-day LIBOR plus 1.75% to 30-day LIBOR plus 2.50%, based on the Company’s consolidated debt leverage ratio. The Company’s current interest rate is 30-day LIBOR plus 1.75%. On January 31, 2003, the Company completed an interest rate swap on $50,000 of its outstanding variable rate debt under the Line. This swap began on March 31,

2003 and matured on February 27, 2004. This transaction effectively replaced the Company’s variable interest rate based on 30-day LIBOR on $50,000 of the Line with a fixed interest rate of 1.505%. The differential paid or received on the interest rate swap was recognized as an adjustment to interest expense over the life of the swap. The weighted average interest rate on the Line for the nine months ended September 30, 2004 was 3.62%. At September 30, 2004, the Company had $33,000 of variable rate debt outstanding under the Line that was exposed to fluctuations in the market rate of interest, as compared to $0 of variable rate debt outstanding under the Line that was exposed to fluctuations in the market rate of interest as of December 31, 2003. During February 2004, the Company purchased Regent’s ownership interest in the Evanston Hilton Garden Inn and took the property subject to certain variable rate debt. The debt outstanding under this permanent loan facility totaled approximately $11,650 at September 30, 2004 and bears interest at 30-day Libor plus 3.00%.

The definitive extent of the Company’s interest rate risk under the Line is not quantifiable or predictable because of the variability of future interest rates and business financing requirements. If interest rates increased by 100 basis points, the Company’s interest expense for the nine months ended September 30, 2004 would have increased by approximately $421, based on the weighted-average amount of variable rate debt outstanding and exposed to fluctuations in the market rate of interest. The Company does not enter into derivative or interest rate transactions for speculative purposes.

The following table presents the aggregate maturities of the Company’s GE Capital Corporation fixed rate debt principal and interest rates by maturity dates at September 30, 2004:

Maturity Date	Fixed Rate Debt	Interest Rate
2004	$380	7.375%
2005	1,594	7.375%
2006	1,715	7.375%
2007	1,846	7.375%
2008	58,396	7.375%
Thereafter	—	—

Total	$63,931	7.375%

The following table presents the aggregate maturities of the Company’s variable rate debt principal and interest rates by maturity dates at September 30, 2004:

	$125 million Line		$12.3 million Permanent Loan		Total
Maturity	Variable	Interest	Variable	Interest
Date	Rate Debt	Rate	Rate Debt	Rate
2004	$33,000	LIBOR + 1.75%	$60	LIBOR + 3.0%	$33,060
2005	—	—	245	LIBOR + 3.0%	245
2006	—	—	262	LIBOR + 3.0%	262
2007	—	—	281	LIBOR + 3.0%	281
2008	—	—	300	LIBOR + 3.0%	300
Thereafter	—	—	10,502	LIBOR + 3.0%	10,502

Total	$33,000		$11,650		$44,650

The following table presents the aggregate maturities of the Company’s consolidated joint ventures’ variable rate debt principal and interest rates by maturity dates at September 30, 2004:

	Marsh Landing Joint Venture		Chapel Hill Joint Venture		Total
Maturity	Variable	Interest	Construction	Interest
Date	Rate Debt	Rate	Debt	Rate
2004	$20	LIBOR + 3.0%	$6,076	LIBOR + 3.80%	$6,096
2005	84	LIBOR + 3.0%	—	—	84
2006	92	LIBOR + 3.0%	—	—	92
2007	100	LIBOR + 3.0%	—	—	100
2008	109	LIBOR + 3.0%	—	—	109
Thereafter	4,450	LIBOR + 3.0%	—	—	4,450

Total	$4,855		$6,076		$10,931

Item 4 – Controls and Procedures

     (a) Evaluation of disclosure controls and procedures.

The Company carried out an evaluation with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in the Company’s periodic SEC filings. There has been no change in the Company’s internal control over financial reporting during the quarter ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

Item 6 Exhibits

(a)	Exhibits

31.1	Certification of Principal Executive Officer of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

31.2	Certification of Principal Financial Officer of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

32.1	Certification of Robert W. Winston, III, Chief Executive Officer of Winston Hotels, Inc., pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and dated November 8, 2004

32.2	Certification of Joseph V. Green, Chief Financial Officer of Winston Hotels, Inc., pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and dated November 8, 2004

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WINSTON HOTELS, INC.

Date November 8, 2004	/s/ Joseph V. Green

Joseph V. Green
President and Chief Financial Officer
(Authorized officer and Principal Financial
Officer)

EXHIBIT INDEX

Exhibit	Description

31.1	Certification of Principal Executive Officer of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

31.2	Certification of Principal Financial Officer of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

32.1	Certification of Robert W. Winston, III, Chief Executive Officer of Winston Hotels, Inc., pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and dated November 8, 2004

32.2	Certification of Joseph V. Green, Chief Financial Officer of Winston Hotels, Inc., pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and dated November 8, 2004