Form 10-K
period 2004-12-31
WINSTON HOTELS INC
filed 2005-03-16
CIK 920605

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

Commission file number 0-23732

WINSTON HOTELS, INC.

(Exact name of registrant as specified in its charter)

North Carolina	56-1624289
(State of incorporation)	(I.R.S. Employer Identification Number)

2626 Glenwood Avenue, Suite 200
Raleigh, North Carolina	27608
(Address of principal executive offices)	(Zip Code)

(919) 510-6019
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Name of Exchange upon Which Registered

Common Stock, $0.01 par value per share	New York Stock Exchange
8.00% Series B Cumulative Preferred Stock, $0.01 par value per share	New York Stock Exchange

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No☐

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☑ No☐

     The aggregate market value of the registrant’s Common Stock, $0.01 par value per share, at June 30, 2004, held by those persons deemed by the registrant to be non-affiliates was approximately $258,235,088.

     As of March 1, 2005, there were 26,513,427 shares of the registrant’s Common Stock, $0.01 par value per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Document	Where Incorporated

1. Proxy Statement for Annual Meeting of Shareholders to be held on May 3, 2005	Part III

WINSTON HOTELS, INC.

Form 10-K Annual Report
INDEX

PART I.

ITEM 1. BUSINESS

General Development of Business

          Winston Hotels, Inc., (the “Company”) headquartered in Raleigh, North Carolina, owns hotel properties and interests in hotel properties through joint ventures, provides loans to the hotel industry, and provides hotel development and asset management services. The Company conducts substantially all of its operations through its operating partnership, WINN Limited Partnership, (the “Partnership”). The Company and the Partnership (together with the Partnership’s wholly-owned subsidiaries, Barclay Hospitality Services Inc. (“Barclay”), Winston SPE, LLC, Winston SPE II, LLC, and Winston Finance LLC), are collectively referred to as the “Company”. As of December 31, 2004, the Company’s ownership in the Partnership was 95.31%. The Company operates so as to qualify as a real estate investment trust (“REIT”) for federal income tax purposes.

          During 2004, the Company acquired one hotel, sold two hotels, and invested in three additional hotels through joint ventures. During 2004, the Company also made five loans to hotel owners in connection with acquisitions, developments and redevelopments. As of December 31, 2004, the Company owned or was invested in, through its equity interests in joint venture entities, 52 hotel properties in 15 states having an aggregate of 7,320 rooms. This included 45 wholly-owned properties with an aggregate of 6,397 rooms, a 49% ownership interest in one joint venture hotel with 118 rooms, a 48.78% ownership interest in one joint venture hotel with 147 rooms, and a 13.05% ownership interest in five joint venture hotels with an aggregate of 658 rooms. The Company also had issued loans to owners of eight hotels having an aggregate of 1,573 rooms. The Company does not hold an ownership interest in any of the hotels for which it has provided mezzanine financing. All of the Company’s hotels are operated under franchises from nationally recognized franchisors including Marriott International, Inc., Hilton Hotels Corporation, Intercontinental Hotels Group PLC, (formerly Six Continents PLC) and Choice Hotels International.

Narrative Description of Business

Growth Strategies

          The Company’s primary growth strategies are designed to enhance shareholder value by increasing cash available for distribution per share of Common Stock through:

•	improving existing hotel operations;

•	acquiring, either directly or through joint ventures, additional hotels, or ownership interests in hotels, that meet the Company’s investment criteria;

•	developing hotels on selected sites; and

•	financing activities whereby the Company provides loans to third party hotel owners in connection with acquisitions and developments.

Improve Existing Hotel Operations

          The Company seeks to increase operating cash flow and profit through aggressive asset management and the strategic investment of capital in its portfolio. The Company works closely with each hotel manager to continually find ways to improve operating results by increasing revenues and decreasing expenses. The Company’s hotel managers are trained in all aspects of hotel operations, including customer service improvement strategies, rate negotiations with corporate and other clients, direct hotel sales and marketing techniques. Additionally, hotel managers seek to take advantage of all available advertising and marketing programs, both national and regional, with the franchisors of the Company’s hotels. The Company maintains strong, strategic relationships with both its franchisors and managers and focuses on selecting the best, most appropriate franchisor and manager for each property. Over the past four years, the Company has spent approximately $32.9 million upgrading and renovating existing wholly-owned hotels in order to enhance their competitive position and improve cash flow. This is in addition to approximately $27.3 million spent on repairs and maintenance items during that same period.

Operations and Property Management. As of December 31, 2004, Alliance managed 42 of the Company’s 52 hotels, Concord managed four hotels, Hilton managed three hotels, and New Castle, Prism, and Noble each managed one hotel. One wholly-owned property was operated under a long-term lease with Prime until March 2004, when the Company negotiated the transfer of this lease to Barclay.

          The information below, regarding the hotel managers of the Company’s hotels, is as of December 31, 2004:

          Alliance, a hotel management company, operated 42 of the Company’s hotels.

          Concord, a hotel development and management company, operated a total of 43 hotels in ten states and Canada.

          Hilton, a New York Stock Exchange listed company, is a developer, owner, manager or franchisor of 2,216 hotels, resorts and vacation ownership properties. Its portfolio includes many of the world’s best known and most highly regarded hotel brands, including Hilton, Doubletree, Embassy Suites Hotels, Hampton Inn, Hampton Inn & Suites, Homewood Suites by Hilton, Hilton Garden Inn, Hilton Grand Vacation Company and Conrad.

          Prism, a hotel management company, operated a total of 29 hotels in 10 states.

          Noble, a hotel development and management company, operated 23 upscale, full service, mid-market and all-suites hotels in six states. Noble holds a 79% ownership interest in Alliance.

          New Castle Hotels & Resorts, a hotel management company, operated a total of 20 hotels in seven states and Canada.

Franchise Agreements. All of the Company’s hotels operate under franchise licenses from national hotel franchisors including Marriott International, Inc., Hilton Hotels Corporation, Intercontinental Hotels Group PLC, (formerly Six Continents PLC) and Choice Hotels International. The Company anticipates that most of the additional hotel properties in which it invests will be operated under franchise licenses with these same franchisors. Franchisors provide a variety of benefits for franchisees including national advertising, publicity and other marketing programs designed to increase brand awareness, training of personnel, continuous review of quality standards and centralized reservation systems.

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

          As of December 31, 2004, of the 52 hotels’ franchise licenses, including seven joint venture hotels, one expires in 2006, two expire in 2007, four expire in 2008, three expire in 2009, two expire in 2010, three expire in 2011, one expires in 2013, one expires in 2015, two expire in 2016, 13 expire in 2017, eight expire in 2018, one expires in 2020, four expire in 2022, two expire in 2023, four expire in 2024 and one expires in 2025. The franchise agreements provide for termination at the franchisor’s option upon the occurrence of certain events, including the Company’s failure to pay royalties and fees or perform its other covenants under the franchise agreement, bankruptcy, abandonment of the franchise, commission of a felony, assignment of the franchise without the consent of the franchisor, or failure to comply with applicable law or maintain applicable standards in the operation and condition of the relevant hotel. The franchise agreements will not renew automatically upon expiration. The Company is responsible for making all payments under the franchise agreements to the franchisors. Under the franchise agreements, the Company pays a franchise fee generally between 4% and 5% of room revenues, plus additional fees that amount to between 3% and 4% of room revenues from the hotels.

          The Company’s franchisors periodically inspect the Company’s hotels to ensure that they meet certain brand standards primarily pertaining to the condition of the property and its guest service scores. In connection with these routine reviews, as of June 30, 2004, the Company had received default notices from the franchisor for two of its hotels. As of December 31, 2004, both of these properties have been reinspected. One has received an acceptable rating. The other hotel passed the reinspection for all product improvement issues, but received an unacceptable rating due to its customer service scores falling below brand standards. We believe this decline in customer service scores was due, in part, to the ongoing construction to comply with the brand’s product improvement requirements. The Company expects to cure this deficiency to comply with the franchisor’s standards and expects to receive an acceptable rating for the hotel. Since June 30, 2004, the Company has received default notices from the franchisor for five other hotels. Four of these notices pertain to low guest service scores while the other notice was received for failure to complete a product improvement plan on schedule. The Company is currently in the process of curing these deficiencies to comply with the franchisor’s standards and expects to receive an acceptable rating for all hotels.

Acquisitions of Additional Hotels

          One of the Company’s primary growth strategies is the acquisition of additional hotels. The Company is continually looking for acquisition opportunities to either wholly-own additional hotels or to own additional interests in hotels through joint ventures. The Company focuses on acquiring additional hotels, or ownership interests in hotels, with strong national franchise affiliations in the

“mid-scale without food and beverage”, “upscale”, and “upper upscale” market segments, or hotel properties with the potential to obtain these franchise affiliations. In particular, the Company will consider acquiring mid-scale without food and beverage hotels, such as Hampton Inn, Hampton Inn & Suites, Holiday Inn, and Fairfield Inn by Marriott; upscale hotels such as Hilton Garden Inn, Courtyard by Marriott, Homewood Suites by Hilton, Residence Inn by Marriott, SpringHill Suites by Marriott and Staybridge by Holiday Inn; and upper upscale hotels such as full service Marriott, Hilton, Embassy Suites and Sheraton.

          The Company intends to consider investments in hotel properties that meet one or more of the following criteria:

•	properties in locations with relatively high demand for rooms, a relatively low supply of hotel properties and relatively high barriers to entry into the hotel business, such as a scarcity of suitable sites or zoning restrictions;

•	successful hotels available at favorable prices;

•	newly developed hotels;

•	hotels that could benefit from repositioning;

•	hotels that could benefit from substantial rehabilitation; and

•	hotels that could benefit from new management and additional hotel capital.

          The Company believes that its relationships with its managers and franchisors will provide additional potential investment opportunities.

Direct Hotel Investment. In December 2004, the Company acquired the Courtyard by Marriott hotel in Roanoke, VA for $12.1 million. Also in December 2004, the Company acquired an historic residential building in Kansas City, MO for $3.1 million. The property will undergo extensive renovations and is expected to be converted to a Courtyard by Marriott hotel in the second quarter of 2006, with an expected total cost of $16.7 million, net of tax credits totaling $7.7 million.

          As the Company acquires hotels, or interests in hotels, the Company also continually evaluates its portfolio and considers selling hotels that no longer meet its long-term investment objectives. The Company sold two hotels in 2004 for gross proceeds, in the aggregate, totaling approximately $10.9 million.

Investment in Hotels Through Joint Ventures. The Company currently has investments in the following joint ventures:

•	The Company owns 49% of the Marsh Landing joint venture that owns the 118-room Hampton Inn in Ponte Vedra, FL.

•	The Company owns an indirect 13.05% interest in the WCC Project Company LLC joint venture that owns four hotels:

•	the 102-room Fairfield Inn & Suites in West Des Moines, IA;

•	the 113-room Courtyard by Marriott in Beachwood, OH;

•	the 190-room SpringHill Suites by Marriott in Houston, TX; and

•	the 95-room Quality Suites in West Des Moines, IA that is in the process of being renovated and is expected to be converted to a SpringHill Suites by Marriott during the second quarter of 2005.

•	The Company owns an indirect 13.05% interest in the WNC Project Company LLC joint venture that owns one hotel, the 158-room Courtyard by Marriott in Shelton, CT. The joint venture completed its renovations and conversion of this hotel to a Courtyard by Marriott during the first quarter of 2005.

•	The Company owns 48.78% of the Chapel Hill joint venture that owns a 147-room Courtyard by Marriott in Chapel Hill, NC that opened in September of 2004.

          Under the terms of the joint ventures, the Company has provided property development and purchasing services and will continue to provide ongoing asset management services for additional fees. The Company receives cash distributions of the joint venture’s operating profits, if any, on a quarterly basis.

Developing Hotels on Selected Sites

          The Company has the in-house capability to develop hotels. Since its initial public offering in 1994, the Company has developed several of its wholly-owned hotels, and has completed major renovations for certain hotels owned through joint ventures and for certain hotels for which the Company has provided financing. As noted above, the Company owns 48.78% of the Chapel Hill joint venture that owns a 147-room Courtyard by Marriott in Chapel Hill, NC that opened in September of 2004. The Company developed this hotel for the joint venture and earned development fees totaling $0.7 million during construction. Also in December 2004, the Company acquired an historic residential building in Kansas City, MO for $3.1 million. The property will undergo extensive renovations and is expected to be converted to a Courtyard by Marriott hotel in the second quarter of 2006, with an expected total cost of $16.7 million, net of tax credits totaling $7.7 million. The Company typically earns development fees for its services provided to develop joint venture hotels. The Company is continually looking to develop additional hotel properties, either to wholly-own or to own through joint ventures, which meet its investment criteria.

Hotel Financing

          As of December 31, 2004, the Company had issued eight loans to third party hotel owners with an aggregate outstanding principal balance totaling approximately $30.8 million. The Company issued five of these loans totaling $25.8 million during 2004. The Company plans to continue to expand its hotel lending business in the future. The Company’s lending program is designed to provide loans to the hotel industry, primarily by either originating single loans, or through the purchase of the first loss piece of collateralized mortgage backed securities (“CMBS”) transactions which typically contain multiple hotel properties. However, the Company may also issue whole loans and then potentially sell the senior portion of the loan. The Company’s loan amount is typically 10% to 25% of the project’s all-in cost, ranging from approximately $1 million to approximately $15 million. The Company will primarily provide financing between 60% and 85% of the lesser of the project’s all-in cost or fair market value. Loans will typically be issued for hotels with between 100 and 450 rooms. We continue to seek additional prudent financing opportunities where the Company can capitalize on its hotel underwriting and development expertise. The Company expects to use a portion of the availability under its $155 million line of credit with General Electric Capital Corporation (“GECC”) and the $50 million line of credit with Marathon Structured Finance Fund, LP to provide loans to the hotel industry.

Recent Developments

Hotel Sales

          The Company sold two hotels during January 2005. The Chester, VA Comfort Inn was sold for $5.2 million in cash, net of closing costs. The Greenville, SC Comfort Inn was sold for $1.8 million, net of closing costs, of which the Company received approximately $0.4 million in cash proceeds and a note receivable for $1.425 million. The note requires fixed principal payments over five years and bears interest at a rate of prime plus 1.5%. Both of these properties were held for sale as of December 31, 2004. Estimated impairment losses have been recorded during 2004 and 2003 on these two hotels such that no material gain or loss will be recognized in 2005 related to these sales.

Hotel Loans

          Albany, NY Hampton Inn & Suites. In February 2005, the Company issued a $3.375 million mezzanine loan to finance the development of a 165-room Hampton Inn & Suites in Albany, NY. M&T Realty provided an $11.5 million first mortgage loan. The Company’s loan is subordinate to the M&T Realty first mortgage loan. The term of the Company’s loan is 6.5 years. During the term of the loan, interest will be payable at 30-day LIBOR plus 9.41%. In addition during this period, interest in the amount of 4.00% shall accrue and be added to the outstanding principal balance thereof, and shall be due and payable upon repayment of the loan. Interest will not be paid on the accrued interest.

          Florida Hotels. In March 2005, the Company purchased from Lehman Brothers $2.8 million of B-notes for $2.3 million. The fixed-rate notes are secured by second mortgages on three hotels with a weighted average yield at the time of purchase of 9.3%, and have a remaining term of approximately six years. The three B-Notes, which are debt subordinated to the first mortgage “A” note, are cross-collateralized. The A note is secured by the first mortgages on each of the three assets, which are held in a CMBS trust. The loans are secured by a 146-room Springhill Suites and a 91-room TownePlace Suites, both in Boca Raton, FL, and a 95-room TownePlace Suites in Fort Lauderdale, FL.

GECC Line of Credit

          On March 11, 2005, the Company, through its wholly-owned subsidiary, Winston SPE II LLC (“SPE II”), entered into a five-year credit facility with GECC (the “GE Line”). The Company subsequently borrowed funds under the GE Line on March 14, 2005 and used these funds to pay off all outstanding debt under the Company’s previous $125 million line of credit, terminating this prior credit facility. The GE Line provides for revolving loan commitments and letters of credit up to $155 million. The GE Line bears interest at rates from LIBOR plus 1.75% to 2.50%, based on the ratio of the underwritten net operating income of the hotels that collateralize the GE Line to the outstanding principal debt balance. The current rate is LIBOR plus 2.00%.

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

Employees

          The Company had 17 employees as of March 1, 2005. We believe that our relations with our employees are good.

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

          In addition to the ESAs, the Company also obtained asbestos surveys for the Holiday Inn Select in Garland (Dallas), Texas and the Courtyard by Marriott in Houston, Texas. In the asbestos surveys, the consultants discovered the presence of ACMs. The Company is monitoring the presence of the ACMs with the assistance of its consultants.

          During 2002, the Company invested in the Beachwood, OH Courtyard by Marriott hotel, which is currently owned by WCC Project Company LLC. The Company’s current indirect ownership interest in this hotel is 13.05%. Prior to making its initial investment, the Company knew that black mold existed at the hotel and engaged consultants with expertise in black mold remediation and performed extensive research to satisfy itself that the black mold condition could be eradicated through renovation and repair procedures. Following the completion of such remediation procedures, the Company believes that all of the black mold has been removed from this hotel, which opened for business in April 2003. Because black mold is a naturally occurring fungus, the spores of which can be transported by outside air currents, there can be no assurance that black mold will not again enter and grow in this hotel or that it will not be found in the Company’s other hotel properties.

          Portions of the soil and groundwater under the Durham, NC Hampton Inn have been contaminated by one or more leaking underground storage tanks from an adjacent property owned by a third-party. The North Carolina Department of Environmental and Natural Resources classified the adjacent property as “low risk” and issued a “No Further Action” determination in November 2003. A Phase II ESA file review was conducted in February 2005 to review and obtain regulatory files related to the leaking underground tanks on the adjacent property. The Phase II indicated that the Durham, NC Hampton Inn is restricted from use of groundwater and recommended additional investigation to determine the extent of contamination, if any, from the leaking tanks. We expect to conduct such additional investigation in the near future. We believe liability for future cleanup, if any, of this subsurface contamination most likely would be imposed on the third-party owner of the leaking underground storage tanks and not us. We could, however, be responsible for cleanup of this site if, for instance, the owner of the leaking tanks refused or were financially unable to conduct a cleanup. In addition to the costs of cleanup, environmental contamination can affect the value of a property and, therefore, an owner’s ability to borrow funds using the property as collateral or to sell the property. The costs to clean up a contaminated property, to defend against a claim, or to comply with environmental laws could be material and could adversely affect the funds available for distribution to our shareholders. We can make no assurances that (1) future laws or regulations will not impose material environmental liabilities or (2) the current environmental condition of our hotel properties will not be affected by the condition of the properties in the vicinity of our hotel properties (such as the presence of leaking underground storage tanks) or by third parties unrelated to us.

          The Company believes that its hotels have been operated in compliance in all material respects with all federal, state and local laws, ordinances and regulations regarding hazardous or toxic substances and other environmental matters. The Company has not been notified by any governmental authority of any material noncompliance, liability or claim relating to hazardous or toxic substances or other environmental substances in connection with any of its properties.

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

Executive Officers of the Company

          The following table lists the executive officers of the Company:

Name	Age	Position
Charles M. Winston	75	Chairman of the Board of Directors

Robert W. Winston, III	43	Chief Executive Officer

Joseph V. Green	54	President, Chief Financial Officer and Secretary

Kenneth R. Crockett	48	Chief Operating Officer

Brent V. West	37	Vice President and Chief Accounting Officer

James P. Frey	61	Vice President

          Charles M. Winston. Charles Winston has served as Chairman of the Board of Directors since March 15, 1994. Mr. Winston is a native of North Carolina and a graduate of the University of North Carolina at Chapel Hill with an A.B. degree. Mr. Winston has more than 40 years of experience in developing and operating full service restaurants and hotels. Mr. Winston is Robert Winston’s father and brother of James Winston, a director of the Company.

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

          James P. Frey. Mr. Frey has served as Vice President of the Company since January 2000. Prior to joining the Company he worked for Hilton Hotels Corporation in various capacities, where his responsibilities included overseeing the construction of 35 hotels and administering annual capital refurbishment and expenditures totaling $35 million per year. Mr. Frey has over 40 years experience in the hotel industry.

Available Information

          The Company maintains a Web site, http://www.winstonhotels.com, which contains additional information concerning the Company. The Company makes available free of charge through its Web site its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission. The Company’s Corporate Governance Guidelines and Code of Business Conduct and Ethics and the charters of the Audit, Compensation and Nominating and Corporate Governance Committees are also available on the Company’s Web site at www.winstonhotels.com, and are available in print to any shareholder upon request in writing to Winston Hotels, Inc., c/o Vice President and Chief Accounting Officer, 2626 Glenwood Avenue, Suite 200, Raleigh, NC 27608. Information on the Company’s Web site is neither part of nor incorporated into this report on Form 10-K.

ITEM 2. PROPERTIES

          Our principal executive offices are located at 2626 Glenwood Avenue, Suite 200, Raleigh, North Carolina 27608. We carry out all aspects of our businesses at that location. We lease approximately 18,900 square feet at our headquarters building, of which approximately 7,900 square feet is sub-leased to other parties. We believe that our present facilities, together with current options to extend lease terms and occupy additional space, are adequate for our current and presently projected needs. As of December 31, 2004, the Company owned 45 hotels with an aggregate of 6,397 rooms. The following table sets forth, by franchise affiliation, certain unaudited information with respect to our wholly-owned hotels for the years ended December 31, 2004 and 2003.

		2004			2003
	Number of	Room Revenue	Average	Occupancy	Room Revenue	Average	Occupancy
Hotel Name	Rooms	(in thousands)	Daily Rate	Percentage	(in thousands)	Daily Rate	Percentage

Comfort Inns/Suites
Comfort Inn Charleston, SC	129	$2,409	$72.89	70.1%	$2,389	$71.91	71.1%
Comfort Inn Chester, VA (4)	122	1,696	58.93	64.5%	1,646	58.44	63.2%
Comfort Inn Durham, NC	138	2,123	61.72	68.1%	2,085	62.50	66.2%
Comfort Inn Fayetteville, NC	176	3,350	61.31	84.8%	3,307	55.88	92.1%
Comfort Inn Greenville, SC (4)	188	1,323	50.61	38.0%	1,094	46.71	33.8%
Comfort Inn Wilmington, NC	146	1,642	60.41	50.9%	1,650	54.93	56.4%
Comfort Suites Orlando, FL	214	2,823	49.56	72.7%	2,454	46.97	66.9%
Courtyard by Marriotts
Courtyard by Marriott Ann Arbor, MI	160	4,091	94.70	73.8%	3,650	95.06	65.8%
Courtyard by Marriott Houston, TX	197	2,849	84.26	46.9%	2,918	84.06	48.3%
Courtyard by Marriott Roanoke, VA (2)	135	64	64.94	48.7%	—	—	0.0%
Courtyard by Marriott Wilmington, NC	128	2,566	76.85	71.3%	2,332	75.63	66.0%
Courtyard by Marriott Winston Salem, NC	122	2,525	76.44	74.0%	2,275	73.57	69.4%
Fairfield Inn
Fairfield Inn Ann Arbor, MI	110	1,803	69.40	64.5%	1,719	68.97	62.1%
Hampton Inn/Suites
Hampton Inn & Suites Gwinnett, GA	136	2,587	75.59	68.8%	2,557	78.39	65.7%
Hampton Inn Boone, NC	95	1,787	81.01	63.5%	1,860	82.78	64.8%
Hampton Inn Brunswick, NC	129	2,626	79.94	69.6%	2,584	67.72	81.0%
Hampton Inn Cary, NC	129	1,712	62.79	57.7%	1,741	65.29	56.6%
Hampton Inn Charlotte, NC	125	1,727	71.58	52.7%	1,698	69.61	53.5%
Hampton Inn Durham, NC	136	2,471	69.21	71.7%	2,452	68.73	71.8%
Hampton Inn Hilton Head, SC	125	1,545	69.98	48.2%	1,636	64.34	55.7%
Hampton Inn Jacksonville, NC	122	2,080	64.18	72.6%	2,166	64.14	75.8%
Hampton Inn Las Vegas, NV (1)	127	1,308	68.68	82.8%	2,065	60.84	73.2%
Hampton Inn Perimeter, GA	131	2,242	74.46	62.8%	2,025	73.61	57.5%
Hampton Inn Raleigh, NC	141	2,504	66.19	73.3%	2,188	68.90	61.7%
Hampton Inn Southlake, GA	126	2,183	69.20	68.4%	2,073	70.30	64.1%
Hampton Inn Springfield, MA	126	2,994	93.81	69.2%	2,832	91.62	67.3%
Hampton Inn White Plains, NY	156	4,748	110.29	75.4%	4,387	107.61	71.6%
Hampton Inn Wilmington, NC (1)	118	86	56.41	39.2%	1,723	65.27	61.3%
Hilton Garden Inn
Hilton Garden Inn Albany, NY	155	4,681	107.32	76.9%	4,261	100.57	74.9%
Hilton Garden Inn Alpharetta, GA	164	3,068	83.46	61.2%	2,854	85.40	55.8%
Hilton Garden Inn Evanston, IL (3)	178	6,248	120.24	79.8%	4,983	111.72	68.6%
Hilton Garden Inn Raleigh, NC	155	4,440	104.35	75.0%	4,276	104.98	72.0%
Hilton Garden Inn Windsor, CT (3)	157	3,735	97.40	66.7%	3,549	97.51	63.5%
Holiday Inn/Express/Select
Holiday Inn at Tinton Falls, NJ	174	4,558	102.04	70.1%	4,395	104.72	67.1%
Holiday Inn Express Abingdon, VA	81	1,361	70.47	65.2%	1,373	68.95	67.4%
Holiday Inn Express Clearwater, FL	127	2,079	63.73	70.2%	1,741	60.17	62.4%
Holiday Inn Secaucus, NJ	161	4,567	106.85	72.6%	4,292	108.47	67.8%
Holiday Inn Select Garland, TX	242	2,619	58.60	50.5%	2,420	63.98	42.8%
Homewood Suites
Homewood Suites Alpharetta, GA	112	2,393	87.06	67.1%	2,362	83.49	69.2%
Homewood Suites Cary, NC	150	3,409	85.72	72.4%	3,071	84.99	69.4%
Homewood Suites Durham, NC	96	2,462	88.14	79.5%	2,377	87.44	77.6%
Homewood Suites Houston, TX	92	2,509	100.78	73.9%	2,548	94.90	80.0%
Homewood Suites Lake Mary, FL	112	3,003	88.32	83.0%	2,541	84.02	74.0%
Homewood Suites Phoenix, AZ	126	2,437	78.38	67.4%	2,265	77.97	63.2%
Homewood Suites Raleigh, NC	137	3,328	90.36	73.5%	3,111	89.63	69.4%
Quality Suites
Quality Suites Charleston, SC	168	4,075	79.00	83.9%	3,745	78.72	77.6%
Residence Inn
Residence Inn Phoenix, AZ	168	3,026	79.67	61.8%	2,746	72.89	61.4%

Total for 47 Hotels	6,642	$125,862	$80.36	67.5%	$120,416	$78.05	65.1%

(1)	Sold in 2004.

(2)	Purchased in December 2004.

(3)	Purchased the remaining equity interests in these hotels in March 2004, thus they are now wholly owned.

(4)	Sold in 2005.

See Note 7 to Notes to Consolidated Financial Statements for further discussion of debt that encumbers these hotels.

          In addition to our wholly-owned hotels, we maintain investments in joint ventures that in the aggregate owned interests in seven hotels as of December 31, 2004. The following table sets forth certain unaudited information about the hotels owned through joint ventures with third parties for the years ended December 31, 2004 and 2003.

		2004			2003
	Number of	Room Revenue	Average	Occupancy	Room Revenue	Average	Occupancy
Hotel Name	Rooms	(in thousands)	Daily Rate	Percentage	(in thousands)	Daily Rate	Percentage

Courtyard by Marriott Beachwood, OH (1)	113	$3,504	$111.31	76.1%	2,152	$103.57	75.1%
Fairfield Inn & Suites West Des Moines, IA	102	1,961	71.53	73.4%	1,665	67.95	65.8%
Hampton Inn Ponte Vedra, FL	118	2,875	80.41	82.8%	2,759	79.01	81.1%
Springhill Suites by Marriott Houston, TX (2)	190	2,160	71.32	43.3%	515	62.70	43.0%
Ramada Plaza Shelton, CT (3)	158	1,791	81.06	45.0%	—	—	0.0%
Quality Suites West Des Moines, IA (4)	95	443	65.94	57.9%	—	—	0.0%
Courtyard by Marriott Chapel Hill, NC (5)	147	742	98.62	50.7%	—	—	0.0%

Total for 7 Hotels	923	$13,476	$83.56	60.3%	7,091	$80.20	69.6%

(1)	Opened May 2003.

(2)	Acquired September 2003. Began operations as a Springhill Suites by Marriott hotel beginning June 2004.

(3)	Acquired February 2004. Began operations as a Courtyard by Marriott hotel beginning February 2005.

(4)	Acquired September 2004. Expected to operate as a Springhill Suites by Marriott hotel beginning April 2005.

(5)	Opened September 2004.

Each hotel is encumbered by a first mortgage loan.

ITEM 3. LEGAL PROCEEDINGS

          The Company currently is not involved in any legal proceedings, other than routine litigation incidental to the Company’s business, nor are any such proceedings known to be contemplated by governmental authorities. Alliance, who managed 42 of the Company’s hotels as of December 31, 2004, has advised the Company that there are no such proceedings known to be contemplated by government authorities, and it currently is not involved in any material pending litigation, other than routine litigation arising in the ordinary course of business, substantially all of which is expected to be covered by liability insurance. None of the other hotel management companies have advised the Company that there are any such proceedings known to be contemplated by government authorities, or that they currently are involved in any material pending litigation.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

          No matters were submitted to a vote of the Company’s security holders during the fourth quarter of the fiscal year ended December 31, 2004.

PART II.

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Price of and Dividends on the Registrant’s Common Equity

          The Company’s Common Stock trades on the New York Stock Exchange (“NYSE”) under the symbol “WXH.” As of March 1, 2005, the Company had 743 holders of record of its Common Stock. The following table sets forth, for the indicated periods, the high and low closing prices for the Common Stock on the NYSE and the cash distributions declared per share:

			Cash
			Distributions
	Price Range		Declared
	High	Low	Per Share
2004
First Quarter	$11.24	$9.92	$0.15
Second Quarter	10.83	8.24	0.15
Third Quarter	11.24	10.02	0.15
Fourth Quarter	11.81	10.58	0.15

2003
First Quarter	$8.30	$6.62	$0.15
Second Quarter	9.02	6.74	0.15
Third Quarter	9.70	8.42	0.15
Fourth Quarter	10.63	9.52	0.15

          Although the declaration of distributions is within the discretion of the Board of Directors and depends on the Company’s results of operations, cash available for distribution, the financial condition of the Company, tax considerations (including those related to REITs) and other factors considered important by the Board of Directors, the Company expects to make regular quarterly distributions in comparable amounts to its shareholders in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans

Equity Compensation Plan Information

     The following table sets forth information as of December 31, 2004 with respect to compensation plans under which equity securities of the Company are authorized for issuance. The Company has no such plans that were not approved by security holders.

	Number of securities to be	Weighted average	Number of securities remaining
	issued upon exercise of	exercise price of	available for future issuance
	outstanding options,	outstanding options,	under equity compensation
Plan Category	warrants and rights	warrants and rights	plans
Equity compensation plans approved by security holders	152,000	$11.20	1,723,270

          The Company has not sold any of its unregistered equity securities or purchased any of its registered equity securities in the twelve months ended December 31, 2004.

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

WINSTON HOTELS, INC.
Selected Historical Financial and Other Data
For the Years Ended December 31, 2004, 2003, 2002, 2001, and 2000
(in thousands, except per share amounts)

	2004	2003	2002	2001	2000
Operating Data: (1)
Total revenue	$138,442	$122,603	$87,100	$52,336	$58,566
Operating income	20,237	12,495	976	21,420	28,485
Income from continuing operations	16,697	9,740	706	8,938	12,931
Income from continuing operations available to common shareholders	7,662	2,802	(6,232)	2,000	5,993
Income from continuing operations per common share	0.29	0.13	(0.32)	0.12	0.32
Net income	16,883	7,705	902	10,485	15,055
Net income (loss) available to common shareholders	7,848	767	(6,036)	3,547	8,117
Net income (loss) per common share — basic and fully diluted	0.30	0.03	(0.31)	0.21	0.48
Weighted average number of common shares	26,224	21,770	19,308	16,926	16,890
Distributions per common share	0.60	0.60	0.60	0.99	1.12

Balance Sheet Data (at end of period) (2):
Cash	$4,115	$5,623	$1,510	$887	$167
Investment in hotel properties	353,035	348,201	321,839	350,087	366,882
Total assets	424,380	387,261	357,442	376,904	394,310
Total debt	154,925	120,484	138,706	170,584	172,672
Shareholders’ equity	240,241	231,934	194,515	184,205	198,716

Other Data:
Cash provided by (used in):
Operating activities	$38,548	$25,074	$20,446	$37,854	$39,589
Investing activities	(61,509)	(9,841)	5,013	(6,473)	(10,231)
Financing activities	21,453	(13,078)	(24,836)	(30,661)	(29,219)
Funds From Operations (3)	35,187	26,680	21,840	32,794	37,707
Funds From Operations Available to Common Shareholders (3)	26,152	19,742	14,902	25,856	30,769

(1) Due to the acquisition of the leasehold interest for 47 hotels from Interstate effective July 1, 2002, the assumption of the leasehold interest for two hotels from Intercontinental Group on July 1, 2003, and the acquisition of the leasehold interest for one hotel from Prime Hospitality Corp. in March 2004, none of the Company’s wholly-owned hotels remained under a long-term lease with a third party as of December 31, 2004. The acquisition price of $17,668 to acquire the leases from Interstate was expensed. As such, there is limited comparability between the annual results for 2004, 2003, 2002 and prior years.

(2) Per the provisions of FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), the Company consolidated the balance sheets of some of its joint ventures as of December 31, 2003. The Company began consolidating the operations of the Chapel Hill joint venture on July 1, 2003. As such, there is limited comparability between the balance sheet data for 2004, 2003 and prior years (see Note 4 to consolidated financial statements).

(3) The Company reports Funds From Operations (“FFO”) in accordance with the definition of the National Association of Real Estate Investment Trusts (“NAREIT”). NAREIT defines FFO as net income (loss) (determined in accordance with generally accepted accounting principles, or “GAAP”), excluding gains (losses) from sales of property, plus depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures (which are calculated to reflect FFO on the same basis). The Company further subtracts preferred stock dividends from FFO to calculate FFO available to common shareholders. FFO available to common shareholders is a performance measure used by the Company in its budgeting and forecasting models, it is discussed during Board meetings, it is considered when making decisions regarding acquisitions, sales of properties, and other investments, and the Company’s compensation committee determines executive incentive compensation, in part, based on this measure Actual results are compared to budget and forecast on a monthly basis. The calculation of FFO and FFO available to common shareholders may vary from entity to entity, and as such the presentation of FFO and FFO available to common shareholders by the Company may not be comparable to other similarly titled measures of other reporting companies. FFO and FFO available to common shareholders are not intended to represent cash flows for the period. FFO and FFO available to common shareholders have not been presented as an alternative to operating income, and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP.

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

WINSTON HOTELS, INC.
Reconciliation and Calculation of FFO and FFO Available to Common Shareholders
For the years ended December 31, 2004, 2003, 2002, 2001 and 2000
(in thousands)

	2004	2003	2002	2001	2000
Net income	$16,883	$7,705	$902	$10,485	$15,055
Minority interest in Partnership allocation of income	377	196	(430)	153	461
(Gain) loss on sale of discontinued operations	(16)	—	764	682	850
Minority interest in Partnership allocation of (gain) loss on sale of discontinued operations	1	—	(46)	—	—
Minority interest in Partnership allocation of earnings from discontinued operations	30	46	64	119	164
Depreciation	16,919	16,778	17,939	18,394	18,700
Depreciation from discontinued operations	492	1,100	1,846	2,398	2,393
Depreciation from joint ventures	501	855	801	563	84

Funds From Operations (FFO)	$35,187	$26,680	$21,840	$32,794	$37,707

Loss on redemption of Series A Preferred Stock	(1,720)	—	—	—	—
Preferred stock dividend	(7,315)	(6,938)	(6,938)	(6,938)	(6,938)

FFO Available to Common Shareholders	$26,152	$19,742	$14,902	$25,856	$30,769

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
($ in thousands, except per share amounts)

     Winston Hotels, Inc., (the “Company”) headquartered in Raleigh, North Carolina, owns hotel properties and interests in hotel properties through joint ventures, provides loans to the hotel industry and provides hotel development and asset management services. As of December 31, 2004, the Company owned or was invested in, through its equity interests in joint venture entities, 52 hotel properties in 15 states having an aggregate of 7,320 rooms. This includes 45 wholly-owned properties with an aggregate of 6,397 rooms, a 49% ownership interest in one joint venture hotel with 118 rooms, a 48.78% ownership interest in one joint venture hotel with 147 rooms, and a 13.05% ownership interest in five joint venture hotels with an aggregate of 658 rooms. The Company also had issued mezzanine loans to owners of eight hotels with an aggregate of 1,573 rooms. The Company does not hold an ownership interest in any of the hotels for which it has provided mezzanine financing. All of the Company’s hotels are operated under franchises from nationally recognized franchisors including Marriott International, Inc., Hilton Hotels Corporation, Intercontinental Hotels Group PLC, (formerly Six Continents PLC) and Choice Hotels International.

     The Company’s primary source of revenue is room revenue generated from its hotel ownership interests. The Company also generates revenue primarily through food and beverage, telephone, parking, and other hotel sales and interest income from hotel loans. Operating expenses consist of the costs to provide these services as well as corporate general and administrative costs, real and personal property taxes, property and casualty insurance costs, income taxes of our consolidated taxable REIT subsidiary, depreciation, amortization, and other costs. The Company has significant fixed-costs associated with owning and operating hotels, which do not necessarily decrease when market factors cause a reduction in revenue for the property. As a result, changes in RevPAR can result in a greater percentage change in the Company’s earnings and cash flows. The Company seeks to maximize the value of its portfolio through aggressive asset management, by directing the managers of its hotels to reduce operating costs and increase revenues, and by completing selective capital improvements.

     The Company’s primary growth strategies include improving operations at the hotels in which it holds an ownership interest, acquiring additional hotels or ownership interests in hotels through joint ventures, developing hotels on selected sites, and providing loans to the hotel industry.

Acquisition of Leasehold Interests

     Prior to January 1, 2001, under the REIT qualification requirements of the Internal Revenue Code, REITs generally were required to lease their hotels to third party operators. Under the REIT Modernization Act of 1999 (the “RMA”), which became effective January 1, 2001, a REIT is permitted to lease hotels to wholly-owned taxable REIT subsidiaries of the REIT (“TRS Lessees”). Under the RMA, the TRS Lessees may not operate the leased hotels and must enter into management agreements with eligible independent contractors who manage the hotels.

     Effective July 1, 2002, the Company, through its wholly-owned taxable REIT subsidiary, Barclay Hospitality Services Inc. (“Barclay”), acquired the leasehold interests for 47 hotels from CapStar Winston Company, L.L.C., a wholly-owned subsidiary of MeriStar Hotels & Resorts, Inc. (“MeriStar”) for total consideration of approximately $17.7 million. MeriStar has since merged with and become Interstate Hotels & Resorts, Inc. (“Interstate”). During 2003, the Company assumed the leasehold interests from Intercontinental Group for two additional hotels at no cost.

     In March 2004, the Company negotiated the transfer of the long-term lease with Secaucus Holding Corporation, a wholly-owned subsidiary of Prime Hospitality Corp. (“Prime”) for the Secaucus, NJ Holiday Inn to Barclay. The Company received a net payment from Prime of $269 as part of the negotiated settlement. This amount is included in percentage lease revenue in the accompanying consolidated statement of operations for the year ended December 31, 2004. With the transfer of this lease to Barclay, the Company is no longer the lessor of any hotel leases with unrelated third parties. Therefore, unless the Company enters into third party hotel leases, as the lessor, in the future, the Company will not report percentage lease revenue in the future.

     As of December 31, 2004, all of the Company’s wholly-owned hotels and one of its seven joint venture hotels, the Ponte Vedra, FL Hampton Inn, were operated under leases with Barclay. One joint venture hotel, the Chapel Hill Courtyard by Marriott, was leased to an entity owned 48.78% by Barclay. The remaining five joint venture hotels, the West Des Moines, IA Fairfield Inn & Suites, the Beachwood, OH Courtyard by Marriott, the Houston, TX SpringHill Suites, the Shelton, CT Courtyard by Marriott, and the West Des Moines, IA Quality Suites hotel, which is currently being renovated and is expected to be converted to a SpringHill Suites by Marriott during the second quarter of 2005, did not operate under leases.

     As of December 31, 2004, Alliance Hospitality Management, LLC (“Alliance”) managed 42 of the Company’s 52 hotels, Concord Hospitality Enterprises Company (“Concord”) managed four hotels, Promus Hotels, Inc., an affiliate of Hilton Hotels

Corporation (“Hilton”) managed three hotels, and New Castle Hotels, LLC (“New Castle”), Prism Hospitality, L.P. (“Prism”) and Noble Investment Group, Ltd. (“Noble”) each managed one hotel.

     The acquisition of the leasehold interests entitles Barclay to retain the operating profits or losses from the related hotels, which previously accrued to unrelated third party lessees under the leases and gives the Company (i) more control over the operations of these hotels, (ii) the benefits from any operating margin improvements and risk of any operating margin deterioration at these hotels, and (iii) more flexibility, in that these hotels are no longer encumbered by long term leases with unrelated third parties that are difficult to amend and expensive to terminate. All of the hotels continue to operate under the same franchise affiliations as prior to the acquisition of the leasehold interests.

Off-Balance Sheet Arrangements

     The Company’s off-balance sheet arrangements consist primarily of its ownership interest in its joint venture with Charlesbank. For a further discussion of this joint venture, and its effect on the Company’s financial condition, results of operations and cash flow, see “Critical Accounting Estimates”, “Recently Issued Accounting Standards” and “Liquidity and Capital Resources”.

Critical Accounting Estimates

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

Accounts and Notes Receivable

     The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its hotel guests, mezzanine loan borrowers, and other borrowers to make required payments. The Company reviews its accounts receivable aging report on a monthly basis and discusses the status of receivable collections with appropriate hotel personnel to determine if additional allowances are necessary. To analyze the collectibility of the notes receivable, the Company reviews the monthly operating results of each respective hotel for which it has provided financing to ensure the borrower’s equity is not being eroded. The Company also analyzes the operating results of the hotel to ensure that the estimated market value exceeds the total debt outstanding on the property. If the financial results of the respective hotels were to deteriorate, additional allowances may be required.

Accounting for Joint Ventures

     As of December 31, 2004, the Company had a 15% ownership interest in its Charlesbank joint venture, (which in turn owned an 87% ownership interest in its WCC Project Company LLC joint venture and its WNC Project Company LLC joint venture), a 49% ownership interest in its Marsh Landing joint venture, and a 48.78% interest in its Chapel Hill joint venture. The WCC Project Company LLC joint venture owned four hotels, the WNC Project Company LLC joint venture owned one hotel, the Marsh Landing joint venture owned one hotel, and the Chapel Hill joint venture owned one hotel.

     Per the provisions of FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), as of December 31, 2004 and 2003, the Company determined that the Charlesbank joint venture did not have to be consolidated. The Company accounts for this joint venture under the equity method in accordance with Statement of Position 78-9, “Accounting for Investments in Real Estate Ventures”. The Company recognized its share of net income or loss from this joint venture during 2004 and 2003 and adjusted the carrying value of its investment accordingly. Accordingly, the joint ventures’ assets, liabilities, and equity are not recorded on the Company’s balance sheet as of December 31, 2004 and 2003.

     The Company determined that the Marsh Landing joint venture is considered to be a variable interest entity (“VIE”) and the Company is considered to be the primary beneficiary. Therefore, per the provisions of FIN 46, the Company has consolidated the assets and liabilities of this joint venture into its Consolidated Balance Sheet as of December 31, 2004 and 2003, and has consolidated the results of operations beginning with the first quarter of 2004. The Chapel Hill joint venture was created in August 2003 and is also considered to be a VIE and the Company is considered to be the primary beneficiary. Therefore, per FIN 46, the Company has consolidated the joint venture’s assets, liabilities, and results of operations beginning with the third quarter 2003.

Accounting for Long-Lived Assets

     The Company evaluates the potential impairment of its individual long-lived assets, principally its wholly-owned hotel properties and the hotel properties in which it owns an interest through consolidated joint ventures in accordance with FASB No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”. The Company records an impairment charge when it believes an investment in hotels has been impaired, such that the Company’s estimate of future undiscounted cash flows, together with its estimate of an anticipated liquidation amount, would not recover the then current carrying value of the investment in the hotel property, or when the Company classifies a property as “held for sale” and the carrying value exceeds fair market value. The Company considers many factors and makes certain subjective assumptions when making this assessment, including but not limited to, general market and economic conditions, operating results over the past several years, the performance of similar properties in the same market and expected future operating results based on a variety of assumptions. Future adverse changes in market conditions or poor operating results of underlying investments could result in losses or an inability to recover the carrying value of the investments, thereby possibly requiring an impairment charge in the future. In addition, if the Company’s assumptions regarding future undiscounted cash flows and anticipated liquidation amounts are incorrect, a future impairment charge may be required. Further, the Company currently owns certain hotels for which the carrying value exceeds current market value. The Company does not believe an impairment charge for these hotels is appropriate since the Company’s forecast of future undiscounted cash flows, including an anticipated liquidation amount, exceeds the current carrying value. However, should the Company approve of a plan to sell these properties, an impairment charge would be required.

     The Company evaluates its investments in joint ventures for impairment by considering a number of factors including assessing current fair value of the investment to carrying value. If the current fair value of the investment is less than the carrying value, and there is either an absence of an ability to recover the carrying value of the investment, or the property does not appear to have the ability to sustain an earnings capacity that would justify the carrying amount of the investment, am impairment charge may be required.

Income Taxes

     The Company records a valuation allowance to reduce the deferred tax assets to an amount that it believes is more likely than not to be realized. Because of expected future taxable income and ongoing prudent and feasible tax planning strategies in assessing the need for the valuation allowance, the Company has not recorded a valuation allowance to reduce its deferred tax asset as of December 31, 2004. Should our estimate of future taxable income be less than expected, and/or our tax planning strategy not be carried out as planned, we would record an adjustment to the deferred tax asset in the period such determination was made.

Results of Operations

     Due primarily to the acquisition of the leasehold interests for 47 hotels from Interstate on July 1, 2002, the assumption of the leasehold interests for two hotels from Intercontinental Group on July 1, 2003, and the acquisition of the leasehold interest for one hotel from Prime Hospitality Corp. in March 2004, the results of operations for the years ended December 31, 2004, 2003, and 2002 do not result in a meaningful comparison. This is due primarily to recording the operating results of the hotels, for which the leasehold interests were acquired, on the Company’s statements of operations beginning in the third quarter of 2002. Accordingly, the Company has supplemented the comparison between years with pro forma information to offer a more meaningful comparison.

     The tables below outline the Company’s wholly-owned and joint venture hotel properties as of December 31, 2004, 2003 and 2002. During 2004, the Company acquired one wholly-owned hotel, acquired its joint venture partner’s ownership in two joint ventures, and sold two wholly-owned hotels. The Company acquired ownership interests through joint ventures in three hotel properties during 2004, one hotel property during 2003, and two hotel properties during 2002.

WHOLLY-OWNED HOTELS:

	2004		2003		2002
	Hotels (sold)		Hotels (sold)		Hotels (sold)
	acquired	Properties	acquired	Properties	acquired	Properties
	during the	owned at year	during the	owned at year	during the	owned at year
	year	end	year	end	year	end
Type of Hotel
Limited-service hotels (2)	(2)	21	—	23	(4)	23
Extended-stay hotels (3)	—	10	—	10	—	10
Full-service hotels (4)	3	14	—	11	—	11

Total	1	45	—	44	(4)	44

JOINT VENTURE HOTELS:

	2004		2003		2002
	Hotels (sold)		Hotels (sold)		Hotels (sold)
	acquired	Properties	acquired	Properties	acquired	Properties
	during the	owned at year	during the	owned at year	during the	owned at year
	year (1)	end	year	end	year	end
Type of Hotel
Limited-service hotels (2)	1	4	1	3	1	2
Extended-stay hotels (3)	—	—	—	—	—	—
Full-service hotels (4)	—	3	—	3	1	3

Total	1	7	1	6	2	5

(1)	During 2004 the Company acquired ownership interests in three joint venture hotel properties. The Company also purchased its joint venture partner’s ownership interest in two other hotel properties, thereby acquiring 100% ownership of these hotels. These two properties are included in the 2004 hotels acquired in the wholly-owned hotels table above and reduce the number of hotels acquired in the joint venture hotels table above.

(2)	Limited-service hotels are typically hotels with rooms-only operations, (i.e. without food and beverage service).

(3)	Extended-stay hotels are comprised of properties that focus on attracting hotel guest for extended periods of time. These properties quote weekly rates, and their typical guest may stay 4-7 nights.

(4)	Full-service hotels are generally mid-price, upscale hotels with a restaurant, lounge facilities and meeting space. These hotels report food and beverage revenue.

Actual Results — Years Ended December 31, 2004, 2003 and 2002

  Revenue

     Rooms, Food and Beverage and Other Operating Departments Revenue – The increase in hotel revenues from 2002 to 2003 is a result of the acquisition of the leasehold interests from Interstate and Intercontinental Group. The operating results of the hotels, for which the leasehold interests were acquired, are reflected on the Company’s consolidated statements of operations beginning July 1, 2002. The increase in hotel revenues from 2003 to 2004 is due, in part, to the acquisition of the leasehold interest for one hotel from Prime Hospitality Corp. (“Prime”) in March 2004, plus the acquisition of our joint venture partner’s ownership interests in another hotel in March 2004. The increase is also a result of increases in both occupancy and average daily rates. Occupancy increased 3.5% to 68.6% and average daily rate increased 3.4% to $81.44 during 2004.

     Percentage Lease Revenue – Percentage lease revenue declined from 2002 to 2003 and from 2003 to 2004 due to the acquisition of the leasehold interests from Interstate on July 1, 2002, the assumption of the leasehold interests for two hotels from Intercontinental Group on July 1, 2003, and the acquisition of the leasehold interest for one hotel from Prime Hospitality Corp. in March 2004. The Company sold the Las Vegas, NV Hampton Inn during 2004, one of the hotels for which the lease was assumed from Intercontinental Group during 2003. Therefore, 2002 includes twelve months of percentage lease revenue for the Secaucus, NJ Holiday Inn and only six months of percentage lease revenue for all hotels for which the leasehold interest were acquired in July 2002. The year ended December 31, 2003 includes twelve months of percentage lease revenue for the Secaucus, NJ, Holiday Inn and the year ended December 31, 2004 includes three months of percentage lease revenue for the Secaucus, NJ Holiday Inn. The Company is no longer the lessor of any hotel leases with unrelated third parties, thus will no longer report percentage lease revenue.

     Interest and Other Income –Interest and other income increased from 2002 to 2003 and from 2003 to 2004. These increases were driven primarily by interest income earned on our hotel loans. The Company plans to continue to expand its hotel lending business in the future.

  Expenses

     Rooms, Food and Beverage, Other Operating Departments Expenses – The increase in these hotel expenses from 2002 to 2003 is a result of the acquisition of the leasehold interests from Interstate and Intercontinental Group. The operating results of the hotels, for which the leasehold interests were acquired, are reflected on the Company’s consolidated statements of operations beginning July 1, 2002. The increase in these hotel expenses from 2003 to 2004 is due, in part, to the acquisition of the leasehold interest for one hotel from Prime plus the acquisition of our joint venture partner’s ownership interests in another hotel. The increase is also a result of increases in various operating expenses consistent with the increase in occupancy.

     Property Operating Costs, Franchise Costs, Maintenance and Repair Costs and Management Fees – The increase in these hotel expenses from 2002 to 2003 is a result of the acquisition of the leasehold interests from Interstate and Intercontinental Group. The operating results of the 47 hotels, for which the leasehold interests were acquired, are reflected on the Company’s consolidated statements of operations beginning July 1, 2002. The increase in these hotel expenses from 2003 to 2004 is due, in part, to the acquisition of the leasehold interest for one hotel from Prime plus the acquisition of our joint venture partner’s ownership interests in another hotel. The increase in property operating costs and maintenance and repair costs are also due to increases in labor costs, utilities, printing, telecommunications, landscaping and other various costs consistent with the increase in occupancy. The increases in franchise costs and management fees are due to the related increases in revenues.

     Real Estate Taxes and Property and Casualty Insurance – Real estate taxes and property insurance costs decreased from 2002 to 2003 and increased from 2003 to 2004. The decrease from 2002 to 2003 is due to a decrease in property taxes due to successful tax appeals and downward property valuation trends associated with lower revenues, and a decrease in ground rent expense as a result of lower room revenues at the corresponding hotel, offset by an increase in insurance premiums. The increase from 2003 to 2004 is due primarily to the consolidation of the operating results of the certain joint ventures beginning January 1, 2004, offset by a decrease in insurance premiums.

     Percentage Lease Expense – Beginning July 1, 2002, this expense represented the lease expense Barclay, as lessee, paid to third party owners of two joint venture hotels, including the Evanston, IL Hilton Garden Inn and the Ponte Vedra, FL Hampton Inn. Beginning January 1, 2004, the operating results of these two joint ventures have been consolidated thereby eliminating this expense.

     General and Administrative – General and administrative expense increased from 2002 to 2003 and from 2003 to 2004. The increases in 2003 and 2004 were primarily attributable to increases in legal, accounting and other professional fees, and payroll costs. The increases in legal fees were primarily attributable to activity related to the Company’s efforts to buy and sell hotels as well as issue loans to the hotel industry. The increase in accounting and other professional fees is due, in part, to additional costs of complying with the Sarbanes-Oxley Act of 2002.

     Depreciation and Amortization – Depreciation expense decreased from 2002 to 2003 and increased from 2003 to 2004. The decrease in depreciation expense from 2002 to 2003 was due to the amount of assets exceeding their useful life of five years outpacing new additions. The increase from 2003 to 2004 is due primarily to the consolidation of the operating results of certain joint ventures beginning January 1, 2004. Amortization expense increased from 2002 to 2003 and again from 2003 to 2004 due to the capitalization of financing costs in 2003 to amend the Company’s $125 million line of credit and in 2004 to establish a $50 million master repurchase agreement with Marathon Stuctured Finance Fund, LP. (See Note 7 to Notes to Consolidated Financial Statements).

     Interest – Interest expense decreased from 2002 to 2003 and from 2003 to 2004. The decrease from 2002 to 2003 was due to a decline in weighted average interest rates, from 6.85% in 2002 to 5.55% in 2003, as well as a decline in the weighted average outstanding debt balance from $152,879 in 2002 to $130,807 in 2003. Weighted average interest rates increased from 5.55% in 2003 to 6.04% in 2004 and the weighted average outstanding debt balance continued to decline to $103,439. The weighted average outstanding debt balance decreased primarily due to the sale of 3.162 million shares of common stock in March and April 2002, and the sale of 6.038 million shares of common stock in September and October of 2003. The Company used the net cash proceeds totaling $26,900 and $50,500, respectively, to repay the then outstanding debt balance.

     Income/(loss)Allocation to Minority Interest in Consolidated Joint Ventures – Income/(loss) allocation to minority interest in consolidated joint ventures increased from 2003 to 2004, due to the Company’s adoption of FIN 46 and the resulting consolidation of the operations of certain joint ventures beginning in the first quarter of 2004. (See Note 4 to Notes to Consolidated Financial Statements).

     Income Tax Benefit – The income tax benefit for 2003 and 2004 was a result of the net loss experienced by Barclay during 2003 and 2004. The income tax benefit for 2002 was primarily the result of the cost of acquiring the leases from Interstate, which was expensed for financial reporting purposes and is being amortized over the lives of the leases for tax purposes, as well as the net loss experienced by Barclay during 2002.

     Equity in Income of Unconsolidated Joint Ventures – Equity in income of unconsolidated joint ventures increased from 2002 to 2003. The increase from 2002 to 2003 is due to an increase in earnings from the Evanston and Marsh Landing joint ventures related to improved hotel operations, an increase in earnings from the Charlesbank joint venture due to the addition of two hotels in 2003, offset by a decline in earnings from the Windsor joint venture due to diminishing operations and acquisition of the lease for that hotel in July 2003. The Windsor joint venture assumed the lease of the Windsor Hilton Garden Inn hotel on July 1, 2003 at no cost. Equity in income of unconsolidated joint ventures decreased from 2003 to 2004, due to the Company’s adoption of FIN 46, and the resulting consolidation of the operations of the Evanston, Marsh Landing and Windsor joint ventures beginning in the first quarter of 2004. The Company will continue to account for the Charlesbank Joint Venture as an unconsolidated joint venture under the equity method of accounting. (See Note 4 to Notes to Consolidated Financial Statements).

     Discontinued Operations – During 2004, the Company classified the Chester, VA Comfort Inn as “held for sale”, sold the Wilmington, NC Hampton Inn in February 2004, and sold the Las Vegas, NV Hampton Inn in June 2004. During 2003, the Company classified the Greenville, SC Comfort Inn as “held for sale.” The Company sold the Clearwater, FL Comfort Inn in May 2002, the Southern Pines, NC Hampton Inn in August 2002, the Augusta, GA Comfort Inn in November 2002 and the Chester, VA Hampton Inn in December 2002. The aggregate net loss on these sales, the loss on impairment of the assets held for sale and the operating results of all of these properties are shown as discontinued operations for all periods presented. (See Note 15 to Notes to Consolidated Financial Statements)

     Lease/Management Agreement Acquisition - Effective July 1, 2003, the Company, through Barclay, terminated its management agreements with Interstate Management & Investment Company (“IMIC”) by paying a termination fee of $1,300, which was expensed in the third quarter of 2003. Also, as discussed above, effective July 1, 2002, the Company, through Barclay, acquired the leasehold interests for 47 of its hotels from Interstate. The total consideration of approximately $19,500, as determined by the Leasehold Acquisition Agreement, was based upon a $17,000 purchase price for the leasehold interests, adjusted in part for accrued interest and related expenses totaling $668, and approximately $1,800 of working capital. The cost of the acquisition of the leasehold interests, including accrued interest and related expenses, but excluding the working capital acquired totaled $17,668. This cost represents the cancellation of an executory contract and was expensed in the second quarter of 2002. In addition, a deferred tax benefit of $6,714 was recognized in the second quarter of 2002 resulting from the timing difference of the $17,668 payment for financial reporting purposes versus tax purposes. The net effect of this transaction is a reduction in net income of $10,954, the primary reason for the increase in net income from 2002 to 2003.

     Due primarily to the acquisition of the leasehold interests from Interstate on July 1, 2002, the assumption of the leasehold interests for two hotels from Intercontinental Group on July 1, 2003, and the acquisition of the leasehold interest for one hotel from Prime in March 2004, the results of operations for the year ended December 31, 2004 versus the results of operations for the year ended December 31, 2003, and the results of operations for the year ended December 31, 2003 versus the results of operations for the year ended December 31, 2002, do not result in meaningful comparisons. This is due primarily to recording the operating results of the hotels, for which the leasehold interests were acquired, on the Company’s statements of operations beginning in the third quarter of 2002. Therefore, in an effort to make a more meaningful comparison between periods, in addition to the comparison of actual results of operations for the years ended December 31, 2004, 2003 and 2002, shown below is selected pro forma financial information on a “same store” basis for the years ended December 31, 2004, 2003 and 2002, as if the acquisition of the leasehold interests from Interstate, Intercontinental Group and Prime occurred on January 1, 2002. This information is shown for the hotels that were open for the entire periods presented and does not include discontinued operations. The pro forma adjustments include the elimination of the transaction to acquire the leasehold interests from Interstate and the percentage lease revenue applicable to the 45 wholly-owned hotels for which the leasehold interests were acquired, as well as adjustments to undistributed property operating expenses to remove management company corporate costs, an adjustment to remove the one-time expense to acquire management agreements during 2003, and to make adjustments to management fees to reflect the fee structure per the new management agreements. Other pro forma adjustments include the removal of two hotels from 2004, one that opened in September and one that was purchased in December, the addition of one hotel for which the leasehold interest was purchased in March 2004, and the addition of one hotel that was consolidated beginning January 1, 2004. The unaudited pro forma financial information does not purport to be indicative of what the actual results of operations of the Company would have been had the transaction occurred on the basis assumed above nor are they indicative of results of future operations. The unaudited pro forma financial information is based upon available information and upon assumptions and estimates that management believes are reasonable under the circumstances.

Selected Unaudited Pro Forma Financial Information — Year Ended December 31, 2004, 2003 and 2002 (in thousands)

     For purposes of this pro forma disclosure, all years shown include the 42 wholly-owned hotels that were owned during each of the years, plus one hotel owned by a joint venture (the Ponte Vedra, FL Hampton Inn, owned by the Marsh Landing joint venture), for which Barclay was the lessee on December 31, 2004 as a result of the acquisition of the leases from Interstate, Intercontinental Group, and Prime. This disclosure does not include three wholly-owned hotels as of December 31, 2004, the Roanoke, VA Courtyard by Marriott, the Greenville, SC Comfort Inn and the Chester, VA Comfort Inn. The Roanoke Courtyard by Marriott was purchased in December 2004 and the Greenville and Chester Comfort Inns were classified as “held for sale” as of December 31, 2004.

	2004	2003	2002

Revenue:
Rooms	$124,261	$116,652	$118,276
Other hotel revenue	13,139	12,866	14,021
Interest and other income	181	227	142

Total revenue	137,581	129,745	132,439

Hotel operating expenses:
Rooms	28,238	27,371	27,038
Other hotel operating expenses	9,706	9,701	10,011
Undistributed operating expenses:
Property operating costs	28,316	26,052	25,192
Real estate taxes and property and casualty insurance	6,517	6,809	6,942
Other operating costs	19,537	17,934	18,062
Depreciation and amortization	18,883	19,214	20,118
General and administrative	6,858	5,924	4,842

Total expenses	118,055	113,005	112,205

Pro forma operating income	$19,526	$16,740	$20,234

     To help understand the differences between the pro forma information shown above, and the actual operating results of the Company, shown below is a reconciliation of the pro forma operating income to the actual operating income:

	2004	2003	2002

Pro forma operating income	$19,526	$16,740	$20,234

Rooms revenue	201	(7,841)	(65,216)
Other hotel revenue	(41)	(1,573)	(7,841)
Joint venture fee income	—	131	128
Percentage lease revenue	701	2,141	27,590
Rooms expenses	19	1,932	14,513
Other hotel operating expenses	25	1,371	5,650
Property operating costs	52	2,175	13,496
Real estate taxes and property and casualty insurance	(15)	854	890
Other operating costs	(25)	1,020	9,060
Percentage lease expense	—	(4,610)	(1,211)
Depreciation and amortization	(206)	1,455	1,351
Lease/management agreement acquisition	—	(1,300)	(17,668)

Actual operating income	$20,237	$12,495	$976

Pro Forma Revenue

     Room Revenue – Room revenue decreased from 2002 to 2003. We believe this was primarily attributable to a weak economy, as well as the addition of new competing hotels in certain of our markets, which resulted in revenue per available room (“RevPAR”) decreasing 1.8% from $53.70 in 2002 to $52.75 in 2003. Average daily rate for the year declined 2.6% from $81.71 in 2002 to $79.58 in 2003. Occupancy rates increased slightly from 65.7% in 2002 to 66.3% in 2003. Room revenue increased from 2003 to 2004. We believe this was primarily attributable to a stronger economy. RevPAR increased 6.0% from $52.75 in 2003 to $55.94 in 2004. Average daily rate for the year increased 2.4% from $79.58 in 2003 to $81.46 in 2004. Occupancy rates increased 3.6% from 66.3% in 2003 to 68.7% in 2004.

     Other Hotel Revenue – Other hotel revenue consists of food and beverage revenue and other operating departments revenue. Other hotel revenue declined from 2002 to 2003. This decrease is primarily due to a decline in food and beverage revenue consistent with the decline in room revenue as well as the continuing trend of declining telephone revenue as hotel customers rely increasingly more on their own mobile phones and calling cards for telecommunications. Other hotel revenue increased from 2003 to 2004. This increase is due to increases in food and beverage revenue due to increased occupancy, offset by the continuing trend of declining telephone revenue as hotel customers rely increasingly more on their own mobile phones and calling cards for telecommunications.

Pro Forma Expenses

     As a percentage of total hotel revenue, hotel operating expenses totaled 60.7% in 2002, 62.6% in 2003, and 62.4% in 2004. Total hotel revenue includes rooms and other hotel revenue. Hotel operating expenses include rooms and other operating expenses, as well as undistributed property operating costs and undistributed other operating costs.

     Rooms and Other Hotel Operating Expenses – Rooms and other hotel operating expenses increased from 2002 to 2003 and from 2003 to 2004. The increase from 2002 to 2003 was driven primarily by an increase in payroll costs in the rooms department. The increase from 2003 to 2004 was driven primarily by an increase in the food department payroll costs and increases in travel agent commissions and complimentary food and beverage costs, offset by a decrease in payroll costs in the rooms department.

     Undistributed Property Operating Expenses – Undistributed property operating expenses consist of general and administrative, sales and marketing, energy, repairs and maintenance, franchise fees, management fees and other costs. These costs are collectively shown as property operating costs and other operating costs in the tables above. Undistributed property operating expenses increased from 2002 to 2003 and from 2003 to 2004. The increase from 2002 to 2003 was primarily comprised of an increase in repairs and maintenance due to higher payroll costs, an increase in utility costs and an increase in general liability insurance premiums. The increase from 2003 to 2004 was primarily comprised of an increase in administrative and general payroll costs and various operating expenses consistent with the increase in occupancy, an increase in sales and marketing payroll costs, an increase in franchise fees and management fees consistent with the increase in revenues, an increase in utility costs, an increase in general liability insurance premiums and an increase in repairs and maintenance operating expenses consistent with the increase in occupancy.

     See “Actual Results – Years Ended December 31, 2004, 2003, and 2002” for explanations of changes in pro forma balances for the line items not explained in the pro forma discussion above.

Liquidity and Capital Resources

     The Company finances its operations from operating cash flow, which, during 2004, was principally derived from the net operating cash flows from the operations of its hotels. For the year ended December 31, 2004 and 2003, cash flow provided by operating activities was $38,548 and $25,074, respectively. The increase in cash flow provided by operations is primarily due to an increase in net income.

     Under federal income tax law provisions applicable to REITs, the Company is required to distribute at least 90% of its taxable income to maintain its tax status as a REIT. In 2004, the Company declared total distributions of $23,916, $16,601 to its common shareholders and $7,315 to its preferred shareholders. As shown in the table below, based on the Company’s 2004 taxable income, the Company was required to distribute approximately $20,428 to maintain its REIT status.

GAAP net income	$16,883
Plus GAAP net loss on taxable subsidiary included above	3,801

GAAP net income from REIT operations	20,684
Book / tax differences on depreciation and amortization	928
Book / tax differences on loss on impairment of asset held for sale	461
Other book / tax differences, net	625

Taxable income subject to distribution requirement	22,698
Distribution requirement	90%

Taxable income required to be distributed	$20,428

     The Company declared a quarterly common share dividend of $0.15 per share for each quarter during 2004. The Company intends to monitor its dividend policy closely and to act accordingly as earnings dictate. The Company intends to fund cash distributions to shareholders out of cash flow from operating activities. The Company may incur indebtedness to meet its dividend policy or the distribution requirements imposed on the Company under the Internal Revenue Code (including the requirement that a REIT distribute to its shareholders annually at least 90% of its taxable income) to the extent that available capital and cash flow from the Company’s investments are insufficient to make such distributions.

     In February 2004, the Company completed a public offering of 3,680,000 shares of its 8.00% Series B Cumulative Preferred Stock. The net proceeds raised in the offering totaled approximately $88.8 million, approximately $76.1 million of which was used to fully redeem the Company’s then outstanding 3,000,000 shares of 9.25% Series A Cumulative Preferred Stock plus accrued dividends. The Company used the remaining net proceeds of approximately $12.7 million to pay down its then outstanding balance under its $125 million line of credit.

     The Company’s net cash used in investing activities during the year ended December 31, 2004 totaled $61,509. Additional investments in the Company’s consolidated hotels totaled $36,802. This amount included capital expenditures of $23,924, including the acquisition of one wholly-owned hotel totaling $12,048 and additional capital improvements to wholly-owned hotels totaling $11,876. Investment in the Company’s consolidated hotels also included $12,878 for the Company’s consolidated joint venture hotels, $8,860 of which was for the development of the Courtyard by Marriott hotel in Chapel Hill, NC, which opened in September 2004, $3,962 of which was for the development of the Courtyard by Marriott hotel in Kansas City, MO, and $56 of which was for additional capital expenditures for the Ponte Vedra, FL Hampton Inn that is owned by the Marsh Landing joint venture. During the first quarter of 2004, the Company purchased its joint venture partner’s ownership interest in both the Evanston and Windsor joint ventures. The total purchase price of $8,163 exceeded the joint venture partner’s combined equity balance of $6,315. This additional purchase price was recorded as a capital addition during the first quarter of 2004.

     During 2003, the Company’s Board of Directors authorized management of the Company to sell the Greenville, SC Comfort Inn, which is classified as “held for sale” on the Company’s Consolidated Balance Sheet as of December 31, 2004 and 2003 in

accordance with FASB No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”. During 2004, the Company entered into a contract to sell the Chester, VA Comfort Inn and the hotel is classified as “held for sale” on the Company’s Consolidated Balance Sheet as of December 31, 2004. During the first quarter of 2005, both the Greenville, SC Comfort Inn and Chester, VA Comfort Inn were sold. The Company sold two hotels during 2004, including the Wilmington, NC Hampton Inn in February and the Las Vegas, NV Hampton Inn in June. The total net proceeds were $10,533. Periodically, the Company considers the sale of certain other hotels that lie outside the Company’s “mid-scale without food and beverage” and “upscale” segment focus and plans to use the proceeds to reduce debt, invest in hotel properties, or provide hotel loans.

Hotel Loans

     As of December 31, 2004, the Company had issued eight loans totaling approximately $30.8 million to third party hotel owners. The Company issued five of these loans totaling $25.8 million during 2004. The Company plans to continue to expand its hotel lending business in the future. For more information on these loans, as well as loans issued prior to 2004 and outstanding as of December 31, 2004, see Note 5 to Notes to Consolidated Financial Statements.

Acquisitions

     In December 2004, the Company acquired the Courtyard by Marriott hotel in Roanoke, VA for $12.1 million. Also in December 2004, the Company acquired an historic residential building in Kansas City, MO for $3.1 million. The property will undergo extensive renovations and is expected to be converted to a Courtyard by Marriott hotel in the second quarter of 2006, with an expected total cost of $16.7 million, net of tax credits totaling $7.7 million.

Joint Ventures

     The Company currently has investments in four joint ventures:

•	The Company owns 49% of the Marsh Landing joint venture that owns the 118-room Hampton Inn in Ponte Vedra, FL.

•	The Company owns an indirect 13.05% interest in the WCC Project Company LLC joint venture that owns four hotels, the 102-room Fairfield Inn & Suites in West Des Moines, IA, the 113-room Courtyard by Marriott in Beachwood, OH, the 190-room SpringHill Suites by Marriott in Houston, TX, and the 95-room Quality Suites in West Des Moines, IA that is in the process of being renovated and is expected to be converted to a SpringHill Suites by Marriott during the second quarter of 2005.

•	The Company owns an indirect 13.05% interest in the WNC Project Company LLC joint venture that owns one hotel, the 158-room Courtyard by Marriott in Shelton, CT that was converted from a Ramada Plaza Hotel during the first quarter of 2005.

•	The Company owns 48.78% of the Chapel Hill joint venture that owns a 147-room Courtyard by Marriott in Chapel Hill, NC that opened in September of 2004.

     The Company has consolidated the results of operations of the Marsh Landing and Chapel Hill joint ventures for the year ended December 31, 2004, while the results of operations of the WCC Project Company and WNC Project Company joint ventures were not consolidated. See Notes 3 and 4 in Notes to Consolidated Financial Statements for more information.

     During 2004, the Company received cash distributions from its unconsolidated joint ventures totaling $126. Under the terms of the joint venture agreements, the Company has provided property development and purchasing services and will continue to provide ongoing asset management services for additional fee income. Under the terms of the operating agreement for each joint venture, the Company and its joint venture partner must approve all major decisions, including refinancing or selling the respective hotels, making loans, changes in partners’ interests, entering into material contracts, acquiring assets, and approving all operating and capital expenditure budgets.

     In accordance with the provisions of FASB Interpretation No. 46 (“FIN 46”) Consolidation of Variable Interest Entities, during the third quarter of 2003 the Company consolidated the balance sheet and operations of its Chapel Hill Joint Venture. As of December 31, 2003, the Company also consolidated the balance sheets of the Evanston Joint Venture, the Windsor Joint Venture and the Marsh Landing Joint Venture. The operations of these joint ventures were consolidated beginning with the first quarter of 2004. During 2004, the Company acquired its joint venture partner’s interest in both the Evanston Joint Venture and the Windsor Joint Venture, resulting in the Company owning 100% of both the Evanton Hilton Garden Inn and the Windsor Hilton Garden Inn. As of December 31, 2004, the total assets of the consolidated joint ventures, including the Chapel Hill and Marsh Landing Joint Ventures, were $20,750, total liabilities were $15,081 ($14,388 of which represented long-term debt), and total equity was $5,669. For the years ended December 31, 2004 and 2003, the total revenue of the consolidated joint ventures (including the Chapel Hill, Marsh Landing,

Evanston, and Windsor joint ventures) was $2,712 and $8,662, and total expenses were $2,414 and $6,329, resulting in net income of $298 and $2,333, respectively. During the year ended December 31, 2004, the financial statements of the consolidated joint ventures (including the Chapel Hill, Marsh Landing, Evanston, and Windsor joint ventures) reflected aggregate cash flow provided by operating activities of $1,236, cash used in investing activities of $9,498, principally for hotel additions, and cash provided by financing activities of $6,388, principally in the form of loan proceeds and capital contributions less distributions to joint venture partners. As of December 31, 2004, the total assets of the unconsolidated joint ventures (which consisted of the WCC Project Company and WNC Project Company joint ventures) were $50,528, total liabilities were $34,071 ($30,768 of which represented long-term debt), and total equity was $16,457. The Company’s share of the total assets, liabilities, long-term debt and equity of these unconsolidated joint ventures equated to $6,595, $4,448, $4,015 and $2,147, respectively. For the years ended December 31, 2004 and 2003, the total revenue of all of the unconsolidated joint ventures was $11,198 and $4,615, and total expenses were $11,519 and $4,508, resulting in net income (loss) of ($321) and $107, respectively. During the year ended December 31, 2004, the unaudited financial statements of the unconsolidated joint ventures reflected aggregate cash flow provided by operating activities of $3,091, cash used in investing activities of $23,823, principally for hotel additions, and cash provided by financing activities of $23,657, principally in the form of loan proceeds and capital contributions less distributions to joint venture partners.

     During 2004, the Company spent $11,876 or 9.2% of room revenue, in connection with the renovation of its wholly-owned hotels and plans to spend approximately $13,400 during 2005. Approximately $5,600 of the total capital expenditures expected to be made during 2005 is related to certain franchisor requirements. These capital expenditures are funded from operating cash flow, and possibly from borrowings under the Company’s $155,000 line of credit with GECC (the “ GE Line”), sources that are expected to be adequate to fund such capital requirements. These capital expenditures are in addition to amounts spent on normal repairs and maintenance, which were approximately 6.0% and 6.1% of room revenues in 2004 and 2003, respectively.

     The Company’s net cash provided by financing activities during the year ended December 31, 2004 totaled $21,453. This amount included net proceeds of $88,794 as a result of the issuance of 3,680,000 shares of Series B Preferred Stock, of which the Company used $75,000 to redeem the 3,000,000 shares of Series A Preferred stock and $1,059 to pay the accrued dividends. The net cash provided by financing activities also included the payment of additional distributions to shareholders of $21,954, the payment of distributions to the Partnership’s minority interest of $779, the payment of distributions to consolidated joint venture’s minority interest of $859, net long-term debt payments of $3,209, the payment of $2,131 of fees in connection with financing facilities and a net increase of $37,650 in the outstanding balance under the corporate line of credit from $29,200 at December 31, 2003 to $66,850 at December 31, 2004.

     During each quarter of 2004, the Company declared quarterly cash dividends of $0.15 per common share. During the first quarter of 2004 the Company declared cash dividends of $0.353 per Series A preferred share for the period from January 1, 2004 through February 24, 2004 and $0.20 per Series B preferred share for the period from February 24, 2004 (the issuance date of the new Series B cumulative preferred stock) through March 31, 2004. During each of the second, third and fourth quarters of 2004, the Company declared cash dividends of $0.50 per Series B preferred share. In addition, on an annual basis, the Company expects to have adequate cash flow from operations and from borrowings to fund its expected debt service, capital expenditures, and dividend obligations during 2005.

     The Company’s $125,000 line of credit (the “ Wachovia Line”) bore interest at rates from LIBOR plus 1.75% to 2.50%, based on the Company’s consolidated debt leverage ratio. As of December 31, 2004, the Wachovia Line was collateralized with 28 of the Company’s hotels, with a net book value of $182,679. During 2004, the Company increased the outstanding balance under its the Wachovia Line by $37,650, from $29,200 to $66,850. The Company’s articles of incorporation limit its debt to 60% of the cost of its investment in hotel properties, or approximately $294,000 as of December 31, 2004. As noted under “Recent Developments” above, on March 11, 2005, the Company, through its wholly-owned subsidiary, Winston SPE II LLC (“SPE II”,) entered into a five-year credit facility with General Electric Capital Corporation (“GECC”) (the “GE Line”). The Company subsequently borrowed $77.5 million under the GE Line on March 14, 2005 and used these funds to pay off all outstanding debt under the Company’s Wachovia Line, terminating this prior credit facility. The GE Line provides for revolving loan commitments and letters of credit up to $155,000. The GE Line bears interest at rates from LIBOR plus 1.75% to 2.50%, based on the ratio of the underwritten net operating income of the hotels that collateralize the credit facility to the outstanding principal debt balance. The current interest rate under the GE Line is LIBOR plus 2.00%.

     The Company’s availability under the GE Line totaled approximately $152,400 as of March 14, 2005. Total borrowings of $77,500 plus a $5,000 letter of credit were outstanding. Availability is calculated each quarter on a trailing twelve-month basis based primarily upon the underwritten net operating income of the hotels that collateralize the GE Line divided by 13%. If at any time the outstanding balance of the borrowings exceeds the lesser of $155,000 or SPE II’s trailing twelve-month underwritten net operating income, the Company must repay the total outstanding advances to the extent required to eliminate such excess. The GE Line contains customary special purpose restrictions on SPE II. As long as there is no event of default, there are no restrictions on the use of the loan proceeds, and the proceeds can be used as the Company determines. The GE Line includes usual and customary events of default for facilities of this nature and provides that, upon and during the continuation of an event of default, all outstanding loans under the line of credit may be accelerated, GECC’s commitments to make any further loans may be terminated and GECC may foreclose on the collateral. In addition, upon the occurrence of certain insolvency or bankruptcy related events of default, all outstanding loans under the GE Line will automatically become due and payable and the lender’s commitments to make any further loans will automatically terminate. The Company has guaranteed the payment and performance by SPE II of certain obligations under the GE Line. Borrowings under the GE Line are collateralized by 23 hotel properties owned by the Company located in nine states.

     In October 2004, the Company’s wholly-owned subsidiary, Winston Finance Partners LLC (“Winston Finance”), entered into a $50,000 master repurchase agreement with Marathon Structured Finance Fund, LP (“Marathon”) to finance the Company’s hotel loan investments (“assets”) on a short-term basis. Under the agreement, Winston Finance will sell assets to Marathon and agree to repurchase those assets on a date certain. Typically, the sale and repurchase price will be no more than 65% of the value of the asset, except for development and redevelopment assets where the limit is 45% of the asset value. In general, the repurchase price will equal the original sales price of the asset plus accrued but unpaid interest. The Company typically will pay interest to Marathon at LIBOR plus 450 basis points for loans made by the Company to acquire existing hotels, and LIBOR plus 550 basis points, plus one percent of the total loan amount as an origination fee, for loans made by the Company to develop new hotels or redevelop existing hotels. Marathon gets a security interest in each asset subject to the facility. For more information regarding the Marathon repurchase agreement and other debt facilities of the Company, see Note 7 to Notes to Consolidated Financial Statements.

     The Company had $63,550 in debt at December 31, 2004 that was subject to a fixed interest rate and fixed monthly payments with GE Capital Corporation. This debt, a ten-year loan with a 25-year amortization period, carries an interest rate of 7.375%. All unpaid principal and interest are due on December 1, 2008. The GE Capital loan was collateralized with 14 of the Company’s hotels with a net book value of $108,923 as of December 31, 2004.

     The Company recorded consolidated debt from joint ventures totaling $12,935 as of December 31, 2004. For further discussion of these debt facilities, see Note 7 to Notes to Consolidated Financial Statements.

     As required by the GE Line, on March 14, 2005, the Company entered into an interest rate cap agreement to eliminate the exposure to increases in 30-day LIBOR over 6.42% on principal balances up to $155,000 outstanding. The interest rate cap agreement terminates on October 2, 2006. On January 31, 2003, the Company completed an interest rate swap on $50,000 of its outstanding variable rate debt under the Wachovia Line. This swap began on March 31, 2003 and matured on February 27, 2004. This transaction effectively replaced the Company’s variable interest rate based on 30-day LIBOR on $50,000 of the line of credit with a fixed interest rate of 1.505%.

     As of December 31, 2004, the Company’s contractual obligations and commitments (excluding obligations and commitments pursuant to the Company’s unconsolidated joint ventures) were as follows:

	Payments Due by Period
		Less than			More than
	Total	1 Year	1 - 3 Years	3 - 5 Years	5 Years

Contractual Obligations

Long-term debt	$75,140	$1,838	$4,104	$59,017	$10,181
Long-term debt of consolidated JV’s	12,935	8,184	192	228	4,331
Corporate office lease	1,840	70	778	818	174

Total Contractual Obligations	$89,915	$10,092	$5,074	$60,063	$14,686

Other Commercial Commitments

Line of Credit	$66,850	$66,850	$—	$—	$—

Total Other Commercial Commitments	$66,850	$66,850	$—	$—	$—

     The Company operates in a manner intended to enable it to qualify as a REIT under the Internal Revenue Code. A REIT that distributes at least 90% of its taxable income to its shareholders each year and which meets certain other conditions is not taxed on that portion of its taxable income which is distributed to shareholders. Based on our 2004 taxable income to shareholders, we were required to distribute approximately $20,428 in order to maintain our REIT status as described above. We distributed approximately $16,601 to common shareholders and $7,315 to preferred shareholders for the year ended December 31, 2004, which exceeded our required distributions.

     The Company expects to fund its short term cash needs, including distributions to shareholders, from operating cash flow and from borrowings under its GE Line. The Company intends to continue to seek additional mezzanine loan opportunities, as well as other hotel loan opportunities in general, and to acquire and develop additional hotel properties that meet its investment criteria. The Company is continually evaluating such opportunities, as well as other investment opportunities including, but not limited to, the acquisition of assets that require substantial renovation and repositioning within a particular market. It is expected that future hotel loans and acquisitions will be financed, in whole or in part, from borrowings under the GE Line or the Marathon line of credit, additional follow-on offerings, joint venture agreements, the net sale proceeds of hotel properties and/or from the issuance of other debt or equity securities. There can be no assurances that the Company will make any further hotel loans or any investment in additional hotel properties, or that any hotel development will be undertaken, or if commenced, that it will be completed on schedule or on budget. Furthermore, there can be no assurances that the Company will be able to obtain any additional financing.

Recently Issued Accounting Standards

     In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151, “Inventory Costs – an amendment of ARB No. 43,” (“SFAS No. 151”), which is effective for fiscal years beginning after June 15, 2005. SFAS No. 151 will have no impact on the Company.

     In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment,” (“SFAS No. 123”), which is effective for fiscal years beginning after June 15, 2005. SFAS No. 123 is a revision of FASB Statement No. 123, (Accounting for Stock-Based Compensation”). SFAS No. 123 is not expected to have a material impact on the Company’s financial statements or results of operations.

     In December 2004, the FASB issued Statement of Financial Accounting Standards No. 152 “Accounting for Real Estate Time-Sharing Transactions,” (“SFAS No. 152”), which is effective for fiscal years beginning after June 15, 2005. SFAS No. 152 is not expected to have a material impact on the Company’s financial statements or results of operations.

     In December 2004, the FASB issued Statement of Financial Accounting Standards No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29,” (“SFAS No. 153”), which is effective for fiscal years beginning after June 15, 2005. SFAS No. 153 is not expected to have a material impact on the Company’s financial statements or results of operations.

Seasonality

     The hotels’ operations historically have been seasonal in nature, reflecting higher occupancy during the second and third quarters. This seasonality can be expected to cause fluctuations in the Company’s quarterly operating profits. To the extent that cash flow from operations is insufficient during any quarter, due to temporary or seasonal fluctuations in revenue, the Company expects to utilize cash on hand or borrowings under its line of credit to make distributions to the equity holders.

Forward Looking Statements

     This report contains certain “forward looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. You can identify these statements by use of words like “guidance”, “project”, “target”, “may”, “will”, “expect”, “anticipate”, “estimate”, “believes”, “continue” or similar expressions. These statements represent the Company’s judgment and are subject to risks and uncertainties that could cause actual operating results to differ materially from those expressed or implied in the forward looking statements, including but not limited to the following risks: changes in general economic conditions, properties held for sale will not sell, financing risks including the inability to obtain financing on favorable terms, if at all, development risks including the risks of construction delays and cost overruns, lower than expected occupancy, average daily rates, and gross operating margins, non-issuance or delay of issuance of governmental permits, zoning restrictions, the increase of development costs in connection with projects that are not pursued to completion, non-payment of hotel loans made to third parties, the failure to make additional hotel loans and investments in non-distressed and distressed hotel assets, the failure to attract joint venture opportunities and other risks described under “Risk Ractors” below.

Risk Factors

Risks Relating to Our Business

     Our ability to make distributions to our shareholders depends upon the ability of our hotel managers to operate our hotels effectively.

     In order to qualify as a REIT, we cannot operate any hotel, or directly participate in the decisions affecting the daily operations of any hotel. Our third-party managers under management agreements have direct control of the daily operations of our hotels. We do not have the authority to directly control any particular aspect of the daily operations of any hotel (e.g., setting room rates). Thus, even if we believe our hotels are being operated in an inefficient or sub-optimal manner, we may not be able to require a change to the method of operation. Our only alternative for changing the operation of our hotels may be to replace the third party manager of one or more hotels in situations where the applicable management agreement permits us to terminate the existing manager.

     As a result of the Company’s acquisition (through its TRS Lessee) of the leasehold interests for 47 of its hotels, effective July 1, 2002, for two of its hotels, effective July 1, 2003, and for one of its hotels effective March 2004, the operating income (loss) of these hotels are included in the Company’s consolidated financial statements. Our income primarily depends upon the net operating income of our hotels. Our ability to make distributions to our shareholders depends on the ability of our hotel managers to generate sufficient revenues from our hotels in excess of operating expenses. Our managers will be affected by factors beyond their control, such as changes in the level of demand for rooms and related services of our hotels, their ability to maintain and increase gross revenues and operating margins at our hotels, and other factors. As of December 31, 2004, 42 of our hotels were managed by Alliance. Therefore, any operating difficulties or other factors specifically affecting Alliance’s ability to maintain and increase gross revenues and operating margins at our hotels could significantly adversely affect our financial condition and results of operations.

     In addition, our growth strategy contemplates additional hotel acquisitions that meet our investment criteria and selective development of hotels as market conditions warrant. Our ability to grow depends, in part, upon the ability of our third-party managers to manage our current and future hotels effectively. If the third-party managers are not able to operate additional hotels at current staffing levels and office locations, they may need to hire additional personnel, engage additional third party managers and/or operate in new geographic locations. If the third-party managers fail to operate the hotels effectively, our ability to generate income from the hotels would be adversely affected.

     The events of September 11, 2001 and threat of additional terrorist attacks, as well as the weak U.S. economic recovery, have adversely impacted the hotel industry generally, and we have experienced an adverse effect on our results of operations.

     Prior to September 11, 2001, our hotels had begun experiencing declining revenue per available room, or “RevPAR,” as a result of the slowing U.S. economy. The terrorist attacks of September 11, 2001 and more recent concerns about possible additional terrorist attacks, combined with the effects of the resulting recession and weak economic recovery, have led to a substantial reduction in business and leisure travel throughout the United States. We cannot predict the extent to which additional terrorist attacks, concerns about possible additional terrorist attacks, and the weak economic recovery will continue to directly or indirectly impact the hotel industry or our operating results in the future. Depressed RevPAR at our hotels could have an adverse effect on our results of operations and financial condition, our ability to fund capital improvements and renovations at our hotels and our ability to make dividend payments necessary to maintain our REIT tax status. Additional terrorist attacks could have further material adverse effects on the hotel industry and our operations.

     We may not have access to financing for acquiring or developing additional hotels, or for providing hotel loans.

     Our ability to pursue our growth strategy depends, in part, on our ability to finance additional hotel acquisitions and development and additional hotel loans. We may not be able to fund growth solely from cash provided from operating activities because we must distribute at least 90% of our taxable income each year to maintain our tax status as a REIT and normally distribute 100% in order to avoid paying corporate income tax and excise tax on undistributed income. Consequently, we rely upon the availability of debt or equity capital to fund hotel acquisitions and improvements and hotel loans. We cannot assure you that we will be successful in attracting sufficient debt or equity financing at an acceptable cost to fund future growth. We are subject to restrictions that may limit our ability to take advantage of expansion opportunities that we believe are attractive.

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

     We currently have a significant amount of debt. As of December 31, 2004, we had $66.9 million outstanding under our Wachovia Line and $63.5 million outstanding under a fixed-rate loan. As of December 31, 2004, the total liabilities of our consolidated joint ventures were $15.1 million ($14.4 million of which represented long-term debt). As of December 31, 2004, the total liabilities of our unconsolidated joint ventures were $34.1 million ($30.8 million of which represented long-term debt). Our proportionate share of the unconsolidated joint ventures total liabilities and long-term debt equated to $4.4 million and $4.0 million, respectively. Our level of debt could have important consequences to you. For example, it could:

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

     If we do not have sufficient funds to repay our debt at maturity, it may be necessary for us to refinance our debt through additional debt financing, private or public offerings of debt securities or additional equity offerings. If, at the time of any refinancing, prevailing interest rates or other factors result in higher interest rates on refinancings, increases in interest expense could adversely affect our cash flow and, consequently, cash available for distribution to shareholders. If we are unable to refinance our debt on acceptable terms, we may be forced to dispose of hotels or other assets on disadvantageous terms, potentially resulting in losses and adverse effects on cash flow from operating activities. If we are unable to make required payments of principal and interest on debt secured by our hotels, one or more of those properties could be foreclosed upon by the lender with a consequent loss of revenue and asset value.

     Our indebtedness imposes limitations on our operations and subjects us to risk of default.

     On March 11, 2005, the Company, through its wholly-owned subsidiary, Winston SPE II LLC (“SPE II”), entered into the GE Line. The Company subsequently borrowed funds under the GE Line on March 14, 2005 and used these funds to pay off all outstanding debt under the Company’s previous $125 million line of credit, terminating this prior credit facility. The GE Line limits our borrowing availability to an amount based primarily upon the net operating income of the hotels that serve as collateral for the GE Line. As a result, on March 14, 2005, we had approximately $152.4 million available for borrowing under our GE Line, of which $77.5 million was outstanding. If the net operating income of the hotels provided as collateral declines, and our resulting availability under the GE Line is less than the balance outstanding, we must repay the total outstanding advances to the extent required to eliminate the excess or provide additional collateral, which may not be available, to increase our borrowing availability to the total amount of debt we need, up to a maximum amount of $155 million. Thirty-seven of our wholly-owned hotels have been pledged as collateral for our debt facilities, 23 against the GE Line and 14 against the GE Capital CMBS loan. As of March 14, 2005, five of the Company’s wholly-owned properties were unencumbered and remained eligible to be pledged as collateral for increased borrowing availability under the GE Line. In addition, our articles of incorporation limit our debt to 60% of the cost of our investment in hotel properties, or approximately $294 million as of December 31, 2004, which could limit our ability to use leverage in future investments.

     The GE Line contains customary special purpose restrictions on SPE II and includes usual and customary events of default for facilities of this nature. The GE Line further provides that, upon and during the continuation of an event of default, including our inability to repay the excess debt over our borrowing availability or provide additional collateral to increase our borrowing availability, all outstanding loans under the line of credit may be accelerated, the lender’s commitments to make any further loans may be terminated and the lender may foreclose on the collateral. In addition, upon the occurrence of certain insolvency or bankruptcy related events of default, all outstanding loans under the GE Line will automatically become due and payable and the lender’s commitment to make any further loans will automatically terminate.

     Rising interest rates could adversely affect our cash flow.

     Our borrowings under the GE Line bear interest at a variable rate. Although we have entered into an interest rate cap agreement that limits our interest rate exposure to increases in 30-day LIBOR over 6.42% on the outstanding debt under the GE Line, increases in interest rates up to this limit could increase our interest expense and adversely affect our cash flow. Certain of our individual hotel loans earn interest at fixed rates. Thus, in a period of rising interest rates, our interest expense would increase, while the interest we earn on our fixed-rate debt investments would not change, adversely affecting our profitability. In addition, the value of our fixed rate hotel loans would be impaired if market interest rates rose, which would make it difficult for us to sell the loans. We also may incur debt in the future that bears interest at a variable rate or we may be required to refinance our existing debt at higher interest rates, both of which could also increase our interest expense and adversely affect our cash flow.

     We may not be able to complete development of new hotels on time or within budget.

     We intend to develop additional hotel properties as suitable opportunities arise. New project development is subject to a number of risks that could cause increased costs or delays in our ability to generate revenue from any development hotel, reducing our cash available for distribution to shareholders. These risks include:

•	construction delays or cost overruns that may increase project costs;

•	competition for suitable development sites and/or the emergence of unanticipated competition from other hotels;

•	uncertainties as to market demand or deterioration in market demand after commencement of development;

•	receipt of zoning, land use, building, construction, occupancy and other required governmental permits and authorizations; and

•	substantial development costs in connection with projects that are not completed.

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

     The new hotels that we develop have no operating history. These hotels, both during the start-up period and after they have stabilized, may not achieve anticipated levels of occupancy, average daily room rates, or gross operating margins, and could result in operating losses.

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

     If we decide to sell hotels, we may not be able to sell those hotels on favorable terms.

     We have sold six hotels during the past three years, four in 2002 and two in 2004. We also sold two additional hotels in January 2005. Although none of our other hotels is currently under contract to sell, we may decide to sell additional hotels in the future. We may not be able to sell such hotels on favorable terms, and such hotels may be sold at a loss. As with acquisitions, we face competition for buyers of our hotel properties. Other sellers of hotels may have the financial resources to dispose of their hotels on unfavorable terms that we would be unable to accept. If we cannot find buyers for any properties that are designated for sale, we will not be able to implement our divestiture strategy. In the event that we cannot fully execute our divestiture strategy or realize the benefits therefrom, we will not be able to fully execute our growth strategy.

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

     We depend on key personnel, the loss of which could have a material adverse effect on our Company.

     We depend on the efforts and expertise of our Chief Executive Officer, President and Chief Financial Officer, Chief Accounting Officer and Chief Operating Officer to drive our day-to-day operations and strategic business direction. The loss of any of their services could have an adverse effect on our operations. Our ability to replace key individuals may be difficult because of the limited number of individuals with the breadth of skills and experience needed to excel in the hotel industry. There can be no assurance that we would be able to hire, train, retain or motivate such individuals.

Risks Related to Hotel Lending Program

     The hotel mortgage loans that we originate are subject to delinquency, foreclosure and loss, which could result in losses to us.

     Some of our mortgage loans are secured by the hotel property and are subject to risks of delinquency and foreclosure, and risks of loss. Typically we have no recourse to the personal assets of our borrowers. The ability of a borrower to repay a loan secured by an income-producing property typically is dependent primarily upon the successful operation of the property rather than upon the existence of independent income or assets of the borrower. If the net operating income of the property is reduced, the borrower’s ability to repay the loan may be impaired. Net operating income of an income-producing property can be affected by the risks particular to real property described below, as well as, among other things:

•	increased costs imposed on hotel owners by franchisors such as hot and cold breakfasts, new linens and other required improvements;

•	property management decisions;

•	property location and condition;

•	competition from comparable types of properties;

•	changes in specific industry segments;

•	declines in regional or local real estate values, or occupancy rates; and

•	increases in interest rates, real estate tax rates and other operating expenses.

     In the event of any default under a mortgage loan held directly by us, we will bear a risk of loss of principal to the extent of any deficiency between the value of the collateral and the principal and accrued interest of the mortgage loan, which could have a material adverse effect on our cash flow from operations and limit amounts available for distribution to our stockholders. In the event of the bankruptcy of a mortgage loan borrower, the mortgage loan to that borrower will be deemed to be secured only to the extent of the value of the underlying collateral at the time of bankruptcy (as determined by the bankruptcy court), and the lien securing the mortgage loan will be subject to the avoidance powers of the bankruptcy trustee or debtor-in-possession to the extent the lien is unenforceable under state law. Foreclosure of a mortgage loan can be an expensive and lengthy process that could have a substantial negative effect on our anticipated return on the foreclosed mortgage loan. We may also be forced to foreclose on properties outside of our traditional hotel investment expertise, be unable to sell these properties and be forced to incur substantial expenses to improve operations at the hotel.

     The B-Notes in which we invest may be subject to additional risks relating to the privately negotiated structure and terms of the transaction, which may result in losses to us.

     A B-Note is a mortgage loan typically (i) secured by a first mortgage on a single hotel or group of related properties and (ii) subordinated to an A-Note secured by the same first mortgage on the same collateral. As a result, if a borrower defaults, there may not be sufficient funds remaining for B-Note holders after payment to the A-Note holders. B-Notes reflect similar credit risks to comparably rated commercial mortgage backed securities. However, since each transaction is privately negotiated, B-Notes can vary in their structural characteristics and risks. For example, the rights of holders of B-Notes to control the process following a borrower default may be limited in certain investments. We cannot predict the terms of each B-Note investment. Further, B-Notes typically are secured by a single property, and so reflect the increased risks associated with a single property. B-Notes may also be illiquid, thus we may be unable to dispose of underperforming or non-performing investments. The higher risks associated with our subordinate position in our B-Note investments could subject us to increased risk of losses.

     Investments in mezzanine loans involve greater risks of loss than senior loans secured by income producing properties.

     Investments in mezzanine loans take the form of subordinated loans secured by second mortgages on the underlying property or loans secured by a pledge of the ownership interests in the entity that directly or indirectly owns the property. These types of investments involve a higher degree of risk than a senior mortgage loan because the investment may become unsecured as a result of foreclosure by the senior lender. In the event of a bankruptcy of the entity providing the pledge of its ownership interests as security, we may not have full recourse to the assets of the property owning entity, or the assets of the entity may not be sufficient to satisfy our mezzanine loan. If a borrower defaults on our mezzanine loan or debt senior to our loan, or in the event of a borrower bankruptcy, our mezzanine loan will be satisfied only after the senior debt is paid in full. As a result, we may not recover some or all of our investment, which could result in losses. In addition, mezzanine loans may have higher loan to value ratios than conventional mortgage loans, resulting in less equity in the property and increasing the risk of loss of principal.

     Our hotel lending program subjects us to the unique risks of a mezzanine lender.

     A mezzanine lender has some of the same risks as a traditional real estate lender, such as lender liability for improperly exercising control over the borrower and environmental risks as a potentially responsible party liable for environmental damage in connection with the property owned by the borrower. A mezzanine lender may enhance these risks by pursuing remedies on default that afford greater control over the operations of the borrower, especially if the mezzanine lender exercises its authority as a managing or co-managing member. Courts have discretion to decline to enforce loan features which purport to limit or modify a mortgagor’s right to redeem real estate after a mortgage default and before foreclosure by paying off the loan, and thus some remedies specified in our mezzanine loans may be unavailable to us. In addition a borrower may allege that being in the position to control the borrowing entity creates duties by the lender to the borrower, including fiduciary-like duties that may conflict with the lender’s actions to exercise its remedies. Finally, to be able to protect its mezzanine loan, a mezzanine lender may have to advance additional funds to cure defaults on senior loans. We may not have the ability to improve the operations of the hotel property once we exercise our control rights. In some cases, we have made loans to hotels that do not fit our traditional investment criteria and may not have the appropriate expertise to manage these properties. We may incur additional costs and resources which divert attention from our core operations.

Risks Relating to the Real Estate Industry

     Our performance and the value of our stock are subject to risks associated with the hotel industry.

     Our hotels are subject to operating risks of the hotel industry that could reduce our revenue, gross operating margins, and ability to make distributions to shareholders.

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

     Our entire business is hotel-related. Our investment strategies include acquiring additional hotels, or ownership interests in hotels, with strong national franchise affiliations in the “mid-scale without food and beverage”, “upscale”, and “upper upscale” market segments, or hotel properties with the potential to obtain such franchise affiliations. Therefore, a downturn in the hotel industry, in general, and the segments in which we operate, in particular, will have a material adverse effect on our income and the amounts available for distribution to our equity holders.

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

     Our hotel concentration in the Southeastern United States subjects us to increased risks than if our portfolio were more geographically diversified.

     At December 31, 2004, 31 out of our 45 wholly-owned hotels were located in the five eastern seaboard states ranging from Virginia to Florida, including 16 hotels located in North Carolina. Adverse events in these areas, such as economic recessions, hurricanes or other natural disasters,could cause a loss of revenues from these hotels, which could have a greater adverse effect on us as a result of our concentration of assets in this area. Our geographic concentration also exposes us to risks of oversupply and competition in our principal markets. Each of our hotels competes with other hotels in its market area. A number of additional hotel rooms will continue to be built in the markets in which our hotels are located, which could result in too many hotel rooms in those regions. Significant increases in the supply of hotel rooms without corresponding increases in demand can have a severe adverse effect on our business, financial condition and results of operations.

     Conditions of franchise agreements could adversely affect us.

     All of our hotels are operated pursuant to franchise agreements with nationally-recognized hotel brands. In addition, hotels in which we subsequently invest may be operated pursuant to franchise agreements. A hotel’s failure to adhere to the terms and conditions of the franchise agreement could result in the loss or cancellation of its franchise license. We rely on our managers to conform to such franchisor standards. The franchise agreements generally contain specific standards for, and restrictions and limitations on, the operation and maintenance of a hotel in order to maintain uniformity within the franchisor’s system. These standards are subject to change over time, in some cases at the discretion of the franchisor, and may restrict our ability to make improvements or modifications to a hotel without the consent of the franchisor. In addition, compliance with these standards could require us to incur significant expenses or capital expenditures even if we do not believe the capital improvements are necessary or desirable or will result in an acceptable return on our investment. Recently our franchisors have required improvements to our hotels, such as the provision of hot breakfasts and higher quality linens. These improvements have proven costly but have not necessarily marginally increased our RevPAR, or revenue per available room. Our cash available for distribution could be adversely affected if we must incur substantial costs to maintain a franchise license.

     If a franchise license terminates due to our failure to make required improvements or to otherwise comply with its terms, we may be liable to the franchisor for a termination payment. These termination payments would vary by franchise agreement and by hotel. The loss of a number of franchise licenses and the related termination payments could have a material adverse effect on our business, financial condition and results of operations.

     As of December 31, 2004, of the 52 hotels’ franchise licenses, including seven joint venture hotels, ten expire in the next five years, one expires in 2006, two expire in 2007, four expire in 2008, and three expire in 2009. In connection with the expiration of a franchise license or changing the franchise affiliation of a hotel, we may have to incur significant expenses or capital expenditures. Moreover, the loss of a franchise license, in the event that it could not be renewed or is otherwise lost, could have a material adverse effect on the operations and/or the underlying value of the hotel covered by the franchise because of the loss of association, name recognition, marketing support and centralized reservation system provided by the franchisor. Any of these events could have a negative effect on our ability to make distributions to shareholders. The franchise agreements covering the hotels expire or terminate, without special renewal rights, at various times and have different remaining terms.

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

     Recent publicity regarding families abandoning their homes because of the presence of stachyhotrys chartarum (“black mold”) has raised public consciousness regarding black mold. Black mold is a greenish-black fungus found worldwide that grows in such places as dry wall, carpet, wall paper, fiber-board, ceiling tiles, and thermal insulation when the relative humidity is above 55%. While the scientific community lacks consensus on the health threat, if any, posed by exposure to black mold, if black mold is detected in any of our hotels, we may be subject to adverse publicity, which could adversely affect our operations and financial results from that hotel. Such claims could require us to spend significant time and money in litigation or pay significant damages. In addition, we may be required to close all or portions of the affected hotel during mold remediation operations, generally consisting of a thorough cleaning with chlorine bleach and water. Under certain conditions, black mold may be difficult to eradicate and require us to remove and replace moldy materials in the hotel. In extreme cases, it may be necessary to perform extensive facility repairs. The presence of black mold in any hotel also could adversely impact the fair market value of that hotel.

     During 2002, the Company invested in the Beachwood, OH Courtyard by Marriott hotel, which is currently owned by WCC Project Company LLC. The Company’s current indirect ownership interest in this hotel is 13.05%. Prior to making its initial investment, the Company knew that black mold existed at the hotel and engaged consultants with expertise in black mold remediation and performed extensive research to satisfy itself that the black mold condition could be eradicated through renovation and repair procedures. Following the completion of such remediation procedures, the Company believes that all of the black mold has been removed from this hotel. The hotel opened in April 2003. Because black mold is a naturally occurring fungus, the spores of which can be transported by outside air currents, there can be no assurances that black mold will not again enter and grow in this hotel or that it will not be found in the Company’s other hotel properties.

     Liability for underground storage tanks could adversely affect our financial condition.

     Portions of the soil and groundwater under the Durham, NC Hampton Inn have been contaminated by one or more leaking underground storage tanks from an adjacent property owned by a third-party. The North Carolina Department of Environmental and Natural Resources classified the adjacent property as “low risk” and issued a “No Further Action” determination in November 2003. A Phase II ESA file review was conducted in February 2005 to review and obtain regulatory files related to the leaking underground tanks on the adjacent property. The Phase II indicated that the Durham, NC Hampton Inn is restricted from use of groundwater and recommended additional investigation to determine the extent of contamination, if any, from the leaking tanks. We expect to conduct such additional investigation in the near future. We believe liability for future cleanup, if any, of this subsurface contamination most likely would be imposed on the third-party owner of the leaking underground storage tanks and not us. We could, however, be responsible for cleanup of this site if, for instance, the owner of the leaking tanks refused or were financially unable to conduct a cleanup. In addition to the costs of cleanup, environmental contamination can affect the value of a property and, therefore, an owner’s ability to borrow funds using the property as collateral or to sell the property. The costs to clean up a contaminated property, to defend against a claim, or to comply with environmental laws could be material and could adversely affect the funds available for distribution to our shareholders. We can make no assurances that (1) future laws or regulations will not impose material environmental liabilities or (2) the current environmental condition of our hotel properties will not be affected by the condition of the properties in the vicinity of our hotel properties (such as the presence of leaking underground storage tanks) or by third parties unrelated to us.

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

Risks Relating to an Investment in our Capital Stock

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

     Our articles of incorporation provide that no shareholder may own, directly or indirectly, more than 9.9% of any class of our outstanding stock without the approval of our Board of Directors. This limitation may have the effect of precluding an acquisition of control by a third party without the approval of our board of directors even if a change in control were in our shareholders’ best interest.

     Our ability to issue preferred stock could inhibit changes in control.

     Our articles of incorporation authorize the board of directors to issue up to 5,000,000 shares of preferred stock and to establish the preferences and rights of any shares of preferred stock issued. Currently, there are 3,680,000 shares of preferred stock outstanding. Issuing additional preferred stock could have the effect of delaying or preventing a change in control even if a change in control were in our shareholders’ best interest.

Risks Relating to REIT Status

     We are subject to tax risks as a result of our REIT status.

     We have operated and intend to continue to operate so as to qualify as a REIT for federal income tax purposes. Our continued qualification as a REIT will depend on our continuing ability to meet various requirements concerning the ownership of our outstanding stock, the nature of our assets, the sources of our income, and the amount of distributions to our shareholders. In order to qualify as a REIT, we generally are required each year to distribute to our shareholders at least 90% of our taxable income, other than any net capital gain and any taxable income of our TRS Lessees (except to the extent that our TRS Lessees distribute their taxable income to us). To the extent that we meet the 90% distribution requirement, but distribute less than 100% of our taxable income, we will be required to pay income tax on our undistributed income. In addition, we will be subject to a 4% nondeductible excise tax if the actual amount we pay out to our shareholders in a calendar year is less than a minimum amount specified under the federal tax laws. Our TRS Lessees will incur corporate income tax on their taxable income, but will not be subject to any distribution requirement. The requirement to distribute a substantial portion of our net taxable income could cause us to distribute amounts that otherwise would be spent on future acquisitions, unanticipated capital expenditures or repayment of debt, which would require us to borrow funds or to sell assets to fund the costs of such items.

     We have made, and intend to continue to make, distributions to our shareholders to comply with the 90% distribution requirement and to avoid corporate income tax and the nondeductible excise tax. Our income consists of our share of the income of WINN Limited Partnership, and our cash available for distribution consists of our share of cash distributions from WINN Limited Partnership, less capital expenditures and principal debt payments. Differences in timing between the recognition of taxable income and the receipt of cash available for distribution due to the seasonality of the hotel industry could require us to borrow funds on a short-term basis to meet the 90% distribution requirement and to avoid income tax and the nondeductible excise tax.

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

ITEM 7A.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

                         ($in thousands)

     As of December 31, 2004, the Company had exposure to market risk resulting from changes in interest rates related to its debt outstanding under its $125 million line of credit (the “Wachovia Line”), its mortgage debt from consolidated joint ventures, and its interest receivable from hotel loans. Debt outstanding under the Wachovia Line totaled $66,850 at December 31, 2004. The Wachovia Line, which was amended in December 2004 to extend the maturity date from December 31, 2004 to March 31, 2005, was replaced with a five-year $155 million line of credit with General Electric Capital Corporation (the “GE Line”) on March 14, 2005.

The GE Line bears interest generally at rates from LIBOR plus 1.75% to LIBOR plus 2.50%. The Company’s current interest rate is 30-day LIBOR plus 2.00%. As required by the GE Line, on March 14, 2005, the Company, through its wholly-owned subsidiary, Winston SPE II LLC (“SPE II”), entered into an interest rate cap agreement to eliminate the exposure to increases in 30-day LIBOR over 6.42% on principal balances up to $155 million outstanding. The interest rate cap agreement terminates on October 2, 2006. On January 31, 2003, the Company completed an interest rate swap on $50,000 of its outstanding variable rate debt under the $125 million line of credit. This swap began on March 31, 2003 and matured on February 27, 2004. This transaction effectively replaced the Company’s variable interest rate based on 30-day LIBOR on $50,000 of borrowings under the Wachovia Line with a fixed interest rate of 1.505%. The differential paid or received on interest rate agreements was recognized as an adjustment to interest expense over the life of the swap. The weighted average interest rate on the Wachovia Line for 2004 and 2003 was 3.80% and 3.75%, respectively (see Note 7 to the consolidated financial statements). At December 31, 2004, the Company had $66,850 of variable rate debt outstanding under the Wachovia Line that was exposed to fluctuations in the market rate of interest.

     The definitive extent of the Company’s interest rate risk under its line of credit and its other consolidated variable interest rate long term debt is not quantifiable or predictable because of the variability of future interest rates and business financing requirements. If interest rates increased by 100 basis points, the Company’s annual consolidated interest expense would have increased $596 based on the amount of variable rate debt outstanding and exposed to fluctuations in the market rate of interest at December 31, 2004. The Company does not enter into derivative or interest rate transactions for speculative purposes.

     The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Class of Financial Instrument	Method and/or Assumption
Cash, lease revenue receivable, accounts and notes receivable, accounts payable and accrued expenses:	Carrying amount approximates fair value.

Interest rate swap agreement:	Fair value is estimated by obtaining quotes from brokers.

Long-term debt – GE Capital Corporation:	Fair value is estimated based on current rates offered to the Company for debt of the same remaining maturities
Long-term debt – consolidated joint ventures, due to banks:	Carrying amount approximates fair value.

     The estimated fair values of the Company’s financial instruments are as follows:

	2004		2003
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Liabilities:
Long-term debt — GE Capital Corporation	$75,140	$76,009	$65,031	$67,368
Long-term debt — consolidated joint ventures	$12,935	$12,935	$26,253	$26,253
Due to banks	$66,850	$66,850	$29,200	$29,200
Interest rate swap in a net liability position	$—	$—	$33	$33

     The following table presents the aggregate maturities of the Company’s GE Capital Corporation fixed rate debt principal and interest rates by maturity dates at December 31, 2004:

Maturity Date	Fixed Rate Debt	Interest Rate
2005	$1,593	7.375%
2006	1,715	7.375%
2007	1,846	7.375%
2008	58,396	7.375%
2009	—	—
Thereafter	—	—

Total	$63,550	7.375%

     The following table presents the aggregate maturities of the Company’s consolidated variable rate debt principal and interest rates by maturity dates at December 31, 2004:

	Evanston Hilton Garden Inn		Marsh Landing Joint Venture		Chapel Hill Joint Venture
Maturity	Variable	Interest	Variable	Interest	Variable	Interest
Date	Rate Debt	Rate	Rate Debt	Rate	Rate Debt	Rate	Total
2005	$245	LIBOR+3%	$84	LIBOR+3%	$8,100	LIBOR+3.80%	$8,429
2006	262	LIBOR+3%	92	LIBOR+3%	—	—	354
2007	281	LIBOR+3%	100	LIBOR+3%	—	—	381
2008	300	LIBOR+3%	109	LIBOR+3%	—	—	409
2009	321	LIBOR+3%	119	LIBOR+3%	—	—	440
Thereafter	10,181	LIBOR+3%	4,331	LIBOR+3%	—	—	14,512

Total	$11,590		$4,835		$8,100		$24,525

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The financial statements required by this Item 8 are filed with this report on Form 10-K immediately following the signature page and are listed in Item 15(a) of this report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

     The Company carried out an evaluation with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13(a)-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Control Over Financial Reporting

     Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our evaluation under the framework in Internal Control –Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2004. Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2004 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein immediately following the signature pages of this annual report on Form 10-K.

Changes in Internal Control Over Financial Reporting

     There have been no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

     On March 11, 2005, the Company, through its wholly-owned subsidiary, Winston SPE II LLC (“SPE II”), entered into the GE Line. The Company subsequently borrowed funds under the GE Line on March 14, 2005 and used the funds to pay off all outstanding debt under the Wachovia Line, terminating the Wachovia Line. The GE Line provides for revolving loan commitments and letters of credit up to the lesser of $155 million or the amount that can be borrowed based primarily on the SPE II’s trailing twelve-month underwritten net operating income divided by 13%. Borrowings under the GE Line bear interest at floating rates from LIBOR plus 1.75% to LIBOR plus 2.50% depending on the ratio, expressed as a percentage, of SPE II’s trailing twelve-month underwritten net operating income to the then outstanding balance of the loans under the GE Line. In connection with the GE Line, the Company paid GECC a commitment fee of $969. To the extent that amounts under the GE Line remain unused, the Company pays quarterly a commitment fee on the unused portion of the loan commitment.

     The loans mature on March 11, 2010. In addition, if at any time the outstanding balance of the borrowings exceeds the lesser of $155 million or SPE II’s trailing twelve-month underwritten net operating income divided by 13%, Borrower must repay the aggregate outstanding advances to the extent required to eliminate such excess.

     The borrowings are collateralized by, among other things, 23 hotel properties owned by the Company through SPE II located in Arizona, Florida, Georgia, Michigan, New Jersey, New York, North Carolina, Texas and Virginia. The Company has guaranteed the payment and performance by SPE II, as borrower, of certain obligations under the GE Line. The GE Line does not impose restrictions on the Company or its operating partnership, WINN Limited Partnership; however, it does contain customary special purpose restrictions on SPE II. As long as there is no event of default, there are no restrictions on the Company’s use of loan proceeds. The GE Line includes usual and customary events of default for facilities of this nature and provides that, upon and during the continuation of an event of default, all outstanding loans under the GE Line may be accelerated, the lender’s commitments to make any further loans may be terminated and the lender may foreclose on the collateral. In addition, upon the occurrence of certain insolvency or bankruptcy related events of default, all outstanding loans under the GE Line will automatically become due and payable and the lender’s commitments to make any further loans will automatically terminate. The Loan Agreement dated as of March 11, 2005 by and between SPE II and GECC, the Form of Mortgage Security Agreement and Fixture Filing dated March 11, 2005 by SPE II, and the Form of Deed of Trust, Security Agreement and Fixture Filing dated March 11, 2005 by SPE II are filed as Exhibits 10.20, 10.21 and 10.22, respectively, to this annual report on Form 10-K and incorporated by reference herein.

     On January 1, 2005, the Company, through its subsidiaries, WINN Limited Partnership, Winston SPE LLC, and SPE II, entered into new lease agreements with Barclay Hospitality Services, Inc. (“Barclay”), our wholly-owned taxable REIT subsidiary (“TRS”) for each of the Company’s wholly-owned hotel properties. The new lease agreements have a term of five years and may be extended for an additional five (5) year period based on market conditions existing as of the expiration of the Term. The Company believes the terms of the new leases approximate market terms, including rent payments. The original leases were structured on market terms prior to the impending hotel industry recession. Barclay has incurred net operating losses since it began operating as the Company’s TRS on July 1, 2002, resulting in the Company’s deferred tax asset totaling approximately $12 million as of December 31, 2004. Under the new lease agreements, the Company believes that Barclay will generate sufficient taxable income for the Company to realize in full its deferred tax asset.

PART III.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information on the Company’s directors and executive officers is incorporated by reference from the Company’s Proxy Statement (under the headings “Proposal 1: Election of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance”) to be filed with respect to the Annual Meeting of Shareholders to be held May 3, 2005.

     Because our common stock is listed on the New York Stock Exchange (“NYSE”), our chief executive officer is required to make, and he has made, an annual certification to the NYSE stating that he was not aware of any violation by us of the corporate governance listing standards of the NYSE. Our chief executive officer made his annual certification to that effect to the NYSE as of June 2, 2004. In addition, we have filed, as exhibits to this Annual Report on Form 10-K for the year ended December 31, 2004, the certifications of our principal executive officer and principal financial officer required under Section 302 of the Sarbanes Oxley Act of 2002.

     ITEM 11. EXECUTIVE COMPENSATION

     This information is incorporated by reference from the Company’s Proxy Statement (under the heading “Executive Compensation”) to be filed with respect to the Annual Meeting of Shareholders to be held May 3, 2005.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information is incorporated by reference from Item 5 herein and from the Company’s Proxy Statement (under the heading “Share Ownership of Management and Certain Beneficial Owners”) to be filed with respect to the Annual Meeting of Shareholders to be held May 3, 2005.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     This information is incorporated by reference from the Company’s Proxy Statement (under the heading “Certain Relationships and Related Transactions”) to be filed with respect to the Annual Meeting of Shareholders to be held May 3, 2005.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     This information is incorporated by reference from the Company’s Proxy Statement (under the heading “Principal Accountant Fees and Services”) to be filed with respect to the Annual Meeting of Shareholders to be held May 3, 2005.

PART IV.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements and Schedules. The following financial statements and schedules are included in this report:

Exhibits. The exhibits required by Item 601 of Regulation S-K are listed below. Management contracts or compensatory plans are filed as Exhibits 10.11, 10.12, 10.13, 10.33, 10.34, 10.35, 10.36, 10.37, 10.38, 10.39, 10.40, 10.41, 10.42, 10.43, and 10.44.

Exhibit	Description
3.1	Restated Articles of Incorporation, as amended (Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q or filed with the Securities and Exchange Commission on August 4, 1999 and Exhibit 4.4(b) to the Company’s Registration Statement on Form 8-A as filed with the Securities and Exchange Commission on January 30, 2004.

3.2	Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 19, 2001).

4.1	Specimen certificate for Common Stock (Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-11 as filed with the Securities and Exchange Commission (Registration No. 33-76602) effective May 25, 1994).

4.2	Specimen certificate for 8.00% Series B Cumulative Preferred Stock (Incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form 8-A as filed with the Securities and Exchange Commission on January 30, 2004).

Exhibit	Description
4.3	Form of Articles of Amendment to the Restated Articles of Incorporation Establishing and Fixing the Rights and Preferences of the 8.00% Series B Cumulative Preferred Stock (Incorporated by reference to Exhibit 4.4(b) to the Company’s Registration Statement on Form 8-A as filed with the Securities and Exchange Commission on January 30, 2004).

10.1	Second Amended and Restated Agreement of Limited Partnership of WINN Limited Partnership (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on July 24, 1997).

10.2	Amendment No. 1 dated September 11, 1997, to Second Amended and Restated Agreement of Limited Partnership of WINN Limited Partnership (Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on September 15, 1997).

10.3	Amendment No. 2 dated December 31, 1997, to Second Amended and Restated Agreement of Limited Partnership of WINN Limited Partnership (Incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 27, 1998 and as amended by Form 10-K/A filed with the Securities and Exchange Commission on April 1, 1998).

10.4	Amendment No. 3 dated September 14, 1998, to Second Amended and Restated Agreement of Limited Partnership of WINN Limited Partnership (Incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 17, 2000).

10.5	Amendment No. 4 dated October 1, 1999, to Second Amended and Restated Agreement of Limited Partnership of WINN Limited Partnership (Incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on November 12, 1999).

10.6	Amendment No. 5 dated as of January 1, 2002, to Second Amended and Restated Agreement of Limited Partnership of WINN Limited Partnership (Incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 15, 2002).

10.7	Amendment No. 6 dated as of April 2, 2002, to Second Amended and Restated Agreement of Limited Partnership of WINN Limited Partnership (Incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 14, 2003).

10.8	Amendment No. 7 dated as of October 10, 2003, to Second Amended and Restated Agreement of Limited Partnership of WINN Limited Partnership (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on November 12, 2003).

10.9	Amendment No. 8 dated as of February 24, 2004, to Second Amended and Restated Agreement of Limited Partnership of WINN Limited Partnership (Incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 12, 2004).

10.10	Limitation of Future Hotel Ownership and Development Agreement (Incorporated by reference to Exhibit 10.37 to the Company’s Registration Statement on Form S-11 as filed with the Securities and Exchange Commission (Registration No. 33-91230) effective May 11, 1995).

10.11	Winston Hotels, Inc. Stock Incentive Plan as amended May 1998 (Incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-8 as filed with the Securities and Exchange Commission on July 29, 1998 (Registration No. 333-60079)).

Exhibit	Description
10.12	Amendments to Winston Hotels, Inc. Stock Incentive Plan as Amended May 1998 (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on October 14, 2003).

10.13	Amended and Restated Winston Hotels, Inc. Executive Deferred Compensation Plan (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on October 14, 2003).

10.14	Loan Agreement by and between Winston SPE LLC and CMF Capital Company LLC dated November 3, 1998 (Incorporated by reference to Exhibit 10.01 to the Company’s Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on November 16, 1998 and as amended on Form 10-Q/A filed with the Securities and Exchange Commission on February 23, 1999).

10.15	Promissory note dated November 3, 1998 by and between Winston SPE LLC and CMF Capital Company, LLC (Incorporated by reference to Exhibit 10.02 to the Company’s Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on November 16, 1998 and as amended on Form 10-Q/A filed with the Securities and Exchange Commission on February 23, 1999).

10.16	Second Amended and Restated Syndicated Credit Agreement, dated as of December 19, 2001, among Wachovia Bank, N.A., Branch Banking and Trust Company, SouthTrust Bank, N.A., Centura Bank, Winston Hotels, Inc., WINN Limited Partnership and Wachovia Bank, N.A. as Agent (the “Credit Agreement”) (Incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 15, 2002).

10.17	Fifth Amendment to Second Amended and Restated Syndicated Credit Agreement, dated as of September 8, 2003 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on October 2, 2003).

10.18	Sixth Amendment to Second Amended and Restated Syndicated Credit Agreement, dated as of December 13, 2004.

10.19	Master Repurchase Agreement Between Marathon Structured Finance Fund, LP and Winston Finance Partners LLC dated as of October 5, 2004 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on October 12, 2004).

10.20	Loan Agreement dated as of March 11, 2005 by and between Winston SPE II LLC and General Electric Capital Corporation.

10.21	Form of Mortgage Security Agreement and Fixture Filing dated March 11, 2005 by Winston SPE II LLC.

10.22	Form of Deed of Trust, Security Agreement and Fixture Filing dated March 11, 2005 by Winston SPE II LLC.

10.23	Amended and Restated Promissory Note, dated as of December 19, 2001, from Winston Hotels, Inc. and WINN Limited Partnership to Wachovia Bank, N.A. for the principal sum of $48,000,000 pursuant to the Credit Agreement (Incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 15, 2002).

10.24	Amended and Restated Promissory Note, dated as of December 19, 2001, from Winston Hotels, Inc. and WINN Limited Partnership to Branch Banking and Trust Company for the principal sum of $40,000,000 pursuant to the Credit Agreement (Incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 15, 2002).

Exhibit	Description
10.25	Amended and Restated Promissory Note, dated as of December 19, 2001, from Winston Hotels, Inc. and WINN Limited Partnership to SouthTrust Bank, N.A. for the principal sum of $22,000,000 pursuant to the Credit Agreement (Incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 15, 2002).

10.26	Amended and Restated Promissory Note, dated as of December 19, 2001, from Winston Hotels, Inc. and WINN Limited Partnership to Centura Bank for the principal sum of $15,000,000 pursuant to the Credit Agreement (Incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 15, 2002).

10.27	Extension Agreement; Second Modification Agreement of Form of Deed of Trust, Assignment of Rents, Security Agreement and Financing Statement used to secure certain obligations under the Credit Agreement (not including certain variations existing in the different states where the properties are located) (Incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 15, 2002).

10.28	Leasehold Acquisition Agreement, dated as of June 28, 2002, by and among Winston Hotels, Inc., CapStar Winston Company, LLC, MeriStar Management Company, LLC, Barclay Hospitality Services Inc. and certain affiliates of the foregoing parties (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on July 15, 2002).

10.29	Termination Agreement between Barclay Hospitality Services Inc. and Interstate Management and Investment Corporation, dated as of July 1, 2003 (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on August 13, 2003).

10.30	Form Master Lease Agreement dated as of January 1, 2005 with Barclay Hospitality Services, Inc., our TRS Lessee.

10.31	Hotel Management Agreement, dated July 1, 2002, by and between Barclay Hospitality Services, Inc. and MeriStar Management Company, L.L.C. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on July 15, 2002).

10.32	Hotel Management Agreement by and between Barclay Hospitality Services, Inc. and Alliance Hospitality Management, LLC, dated as of July 1, 2003 (Incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on August 13, 2003).

10.33	Employment Agreement, dated January 2, 2003, by and between Robert W. Winston, III and Winston Hotels, Inc. (Incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 14, 2003).

10.34	Amendment No. 1 dated January 1, 2005 to Employment Agreement, dated January 2, 2003, by and between Robert W. Winston, III and Winston Hotels, Inc.

10.35	Employment Agreement dated January 2, 2003, by and between Kenneth R. Crockett and Winston Hotels, Inc. (Incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 14, 2003).

10.36	Amendment No. 1 dated January 1, 2005 to Employment Agreement dated January 2, 2003, by and between Kenneth R. Crockett and Winston Hotels, Inc.

10.37	Employment Agreement dated January 2, 2003, by and between Joseph V. Green and Winston Hotels, Inc. (Incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 14, 2003).

10.38	Amendment No. 1 dated January 1, 2005 to Employment Agreement dated January 2, 2003, by and between Joseph V. Green and Winston Hotels, Inc.

10.39	Employment Agreement dated March 30, 2004, by and between Brent V. West and Winston Hotels, Inc.

Exhibit	Description
10.40	Amendment No. 1 dated January 1, 2005 to Employment Agreement dated March 30, 2004, by and between Brent V. West and Winston Hotels, Inc.

10.41	Employment Agreement dated March 30, 2004, by and between James P. Frey and Winston Hotels, Inc.

10.42	Amendment No. 1 dated January 1, 2005 to Employment Agreement, March 30, 2004, by and between James P. Frey and Winston Hotels, Inc.

10.43	Summary of 2004 and 2005 executive officer compensation (Incorporated by reference to the description in Item 1.01 of the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on February 7, 2005).

10.44	Summary of 2004 and 2005 Non-Employee Director compensation (Incorporated by reference to the description in Item 1.01 of the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on February 7, 2005).

21.1	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm (PricewaterhouseCoopers LLP).

31.1	Section 302 Certification of Chief Executive Officer.

31.2	Section 302 Certification of Chief Financial Officer.

32.1	Section 906 Certification of Chief Executive Officer.

32.2	Section 906 Certification of Chief Financial Officer.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WINSTON HOTELS, INC.
By:	/s/ Robert W. Winston, III
Robert W. Winston, III
Chief Executive Officer

Date: March 16, 2005

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Charles M. Winston	Chairman of the Board of Directors	March 16, 2005
Charles M. Winston

/s/ Robert W. Winston, III	Chief Executive Officer and Director (Principal Executive Officer)	March 16, 2005
Robert W. Winston, III

/s/ Joseph V. Green	President and Chief Financial Officer	March 16, 2005
Joseph V. Green

/s/ Brent V. West	Vice President and Chief Accounting Officer	March 16, 2005
Brent V. West

/s/ Edwin B. Borden	Director	March 16, 2005
Edwin B. Borden

/s/ Thomas F. Darden, II	Director	March 16, 2005
Thomas F. Darden, II

/s/ Richard L. Daugherty	Director	March 16, 2005
Richard L. Daugherty

/s/ James H. Winston	Director	March 16, 2005
James H. Winston

/s/ David C. Sullivan	Director	March 16, 2005
David C. Sullivan

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders
of Winston Hotels, Inc.:

We have completed an integrated audit of Winston Hotels Inc.’s 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and audits of its 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedules

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a) present fairly, in all material respects, the financial position of Winston Hotels, Inc. and its subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15(a) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 4 to the consolidated financial statements, in 2003, the Company adopted FASB Interpretation No. 46 (revised December 2003) “Consolidation of Variable Interest Entities”.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in “Management’s Report on Internal Control Over Financial Reporting”, appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PricewaterhouseCoopers LLP
Raleigh, NC
March 11, 2005

WINSTON HOTELS, INC.
CONSOLIDATED BALANCE SHEETS
As of December 31, 2004 and 2003
($ in thousands, except per share amounts)

	2004	2003
ASSETS
Land	$46,215	$4,788
Buildings and improvements	382,458	377,109
Furniture and equipment	54,661	51,323

Operating properties	483,334	473,220
Less accumulated depreciation	134,261	128,540

	349,073	344,680
Properties under development	3,962	3,521

Net investment in hotel properties	353,035	348,201

Assets held for sale	7,037	2,100
Corporate FF&E, net	397	621
Cash	4,115	5,623
Accounts receivable, net	2,676	2,505
Lease revenue receivable	—	179
Notes receivable	30,849	5,016
Investment in joint ventures	2,512	1,607
Deferred expenses, net	3,759	2,935
Prepaid expenses and other assets	7,976	8,653
Deferred tax asset	12,024	9,821

Total assets	$424,380	$387,261

LIABILITIES AND SHAREHOLDERS’ EQUITY

Due to banks	$66,850	$29,200
Long-term debt	88,075	91,284
Accounts payable and accrued expenses	13,066	11,484
Distributions payable	5,994	5,870

Total liabilities	173,985	137,838

Minority interest	10,154	17,489

Shareholders’ equity:
Preferred stock, Series A, $.01 par value, 10,000,000 shares authorized, 3,000,000 shares issued and outstanding	—	30
Preferred stock, Series B, $.01 par value, 5,000,000 shares authorized, 3,680,000 shares issued and outstanding (liquidation preference of $93,840)	37	—
Common stock, $.01 par value, 50,000,000 shares authorized, 26,397,574 and 26,270,805 shares issued and outstanding	264	263
Additional paid-in capital	323,947	307,089
Accumulated other comprehensive loss	—	(33)
Unearned compensation	(1,145)	(527)
Distributions in excess of earnings	(82,862)	(74,888)

Total shareholders’ equity	240,241	231,934

Total liabilities, minority interest and shareholders’ equity	$424,380	$387,261

The accompanying notes are an integral part of the consolidated financial statements.

WINSTON HOTELS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the years ended December 31, 2004, 2003 and 2002
(in thousands, except per share amounts)

	2004	2003	2002
Revenue:
Rooms	$124,462	$108,811	$53,060
Food and beverage	9,129	7,200	3,898
Other operating departments	3,969	4,093	2,282
Percentage lease revenue	701	2,141	27,590
Joint venture fee income	181	358	270

Total revenue	138,442	122,603	87,100

Hotel operating expenses:
Rooms	28,219	25,439	12,525
Food and beverage	6,763	5,436	2,873
Other operating departments	2,918	2,894	1,489
Undistributed operating expenses:
Property operating expenses	28,264	23,877	11,695
Real estate taxes and property and casualty insurance	6,532	5,955	6,052
Franchise costs	8,963	7,806	2,168
Maintenance and repair	7,424	6,510	3,775
Management fees	3,175	2,598	3,059
Percentage lease expense	—	4,610	1,211
General and administrative	6,858	5,924	4,842
Depreciation	17,655	16,778	17,939
Lease/management agreement acquisition	—	1,300	17,668
Amortization	1,434	981	828

Total operating expenses	118,205	110,108	86,124

Operating income	20,237	12,495	976
Interest and other income	2,196	1,202	1,188
Interest expense	7,157	7,257	10,478

Income (loss) before allocation to minority interest in Partnership, allocation to minority interest in consolidated joint ventures, income taxes, and equity in income (loss) of unconsolidated joint ventures	15,276	6,440	(8,314)
Income (loss) allocation to minority interst in Partnership	377	196	(430)
Income (loss) allocation to minority intererest in consolidated joint ventures	255	(36)	—
Income tax benefit	(2,114)	(2,267)	(7,418)
Equity in income (loss) of unconsolidated joint ventures	(61)	1,193	1,172

Income from continuing operations	16,697	9,740	706
Discontinued operations:
Earnings from discontinued operations	611	823	914
Gain (loss) on sale of discontinued operations	15	—	(718)
Loss on impairment of asset held for sale	(440)	(2,430)	—

Income before cumulative effect of change in accounting principle	16,883	8,133	902
Cumulative effect of change in accounting principle — net	—	(428)	—

Net income	16,883	7,705	902
Preferred stock distribution	(7,315)	(6,938)	(6,938)
Loss on redemption of Series A Preferred Stock	(1,720)	—	—

Net income (loss) available to common shareholders	$7,848	$767	$(6,036)

Income (loss) per common share:
Basic and diluted:
Income (loss) from continuing operations	$0.29	$0.13	$(0.32)
Income (loss) from discontinued operations	0.01	(0.08)	0.01
Loss per common share from cumulative effect of change in accounting principle — net	—	(0.02)	—

Net income (loss) per common share	$0.30	$0.03	$(0.31)

Weighted average number of common shares	26,224	21,770	19,308
Weighted average number of common shares assuming dilution	27,555	23,086	19,308

The accompanying notes are an integral part of the consolidated financial statements.

WINSTON HOTELS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the years ended December 31, 2004, 2003 and 2002
(in thousands, except per share amounts)

					Additional		Distribution	Other	Total
	Preferred Stock		Common Stock		Paid-in	Unearned	in Excess of	Comprehensive	Shareholders’
	Shares	Amount	Shares	Amount	Capital	Compensation	Earnings	Income (Loss)	Equity
Balances at December 31, 2001	3,000	$30	16,925	$169	$230,109	$(542)	$(43,717)	$(1,844)	$184,205

Issuance of shares and other	—	—	3,224	32	26,611	(555)	—	—	26,088
Distributions ($0.60 per common share)	—	—	—	—	—	—	(12,087)	—	(12,087)
Distributions ($2.31 per preferred share)	—	—	—	—	—	—	(6,938)	—	(6,938)
Unearned compensation amortization	—	—	—	—	—	501	—	—	501
Comprehensive income:
Net income	—	—	—	—	—	—	902	—
Unrealized gain/loss on derivative instruments	—	—	—	—	—	—	—	1,844
Total comprehensive income	—	—	—	—	—	—	—	—	2,746

Balances at December 31, 2002	3,000	30	20,149	201	256,720	(596)	(61,840)	—	194,515

Issuance of shares and other	—	—	6,122	62	50,369	(757)	—	—	49,674
Distributions ($0.60 per common share)	—	—	—	—	—	—	(13,815)	—	(13,815)
Distributions ($2.31 per preferred share)	—	—	—	—	—	—	(6,938)	—	(6,938)
Unearned compensation amortization	—	—	—	—	—	826	—	—	826
Comprehensive income (loss):
Net income	—	—	—	—	—	—	7,705	—
Unrealized gain/loss on derivative instruments	—	—	—	—	—	—	—	(33)
Total comprehensive income									7,672

Balances at December 31, 2003	3,000	30	26,271	263	307,089	(527)	(74,888)	(33)	231,934

Issuance of shares and other	3,680	37	127	1	90,108	(1,328)	—	—	88,818
Redemption of Preferred A Stock	(3,000)	(30)	—	—	(73,250)	—	(1,720)	—	(75,000)
Distributions ($0.60 per common share)	—	—	—	—	—	—	(15,822)	—	(15,822)
Distributions ($0.353 per preferred A share)	—	—	—	—	—	—	(1,059)	—	(1,059)
Distributions ($1.70 per preferred B share)	—	—	—	—	—	—	(6,256)	—	(6,256)
Unearned compensation amortization	—	—	—	—	—	710		—	710
Comprehensive income:
Net income	—	—	—	—	—	—	16,883	—
Unrealized gain/loss on derivative instruments	—	—	—	—	—	—		33
Total comprehensive income									16,916

Balances at December 31, 2004	3,680	$37	26,398	$264	$323,947	$(1,145)	$(82,862)	$—	$240,241

The accompanying notes are an integral part of the consolidated financial statements.

WINSTON HOTELS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the years ended December 31, 2004, 2003 and 2002
($ in thousands)

	2004	2003	2002
Cash flows from operating activities:
Net income	$16,883	$7,705	$902
Adjustments to reconcile net income to net cash provided by operating activities:
Income (loss) allocation to minority interest in Partnership	386	89	(414)
Income (loss) allocation to minority interest in consolidated joint ventures	255	(36)	—
Depreciation	18,147	17,878	19,785
Amortization	1,437	985	845
Income tax benefit	(2,203)	(2,496)	(7,325)
Mezzanine loan loss provision	—	—	250
(Gain) loss on sale of hotel properties	(16)	—	764
Loss on impairment of hotel properties	462	2,583	—
(Income) loss allocations from unconsolidated joint ventures	61	(1,193)	(1,172)
Distributions from joint ventures	126	1,863	1,331
Unearned compensation amortization	710	826	501
Cummulative effect of change in accounting principle	—	428	—
Changes in assets and liabilities:
Lease revenue receivable	179	(179)	4,786
Accounts receivable	(171)	(495)	(1,958)
Prepaid expenses and other assets	677	(1,735)	(1,971)
Deferred percentage lease revenue	—	—	(1,226)
Accounts payable and accrued expenses	1,615	(1,149)	5,348

Net cash provided by operating activities	38,548	25,074	20,446

Cash flows from investing activities:
Notes receivable	(25,833)	—	(1,750)
Deferred acquisition costs	(7)	—	(209)
Franchise fees	(145)	—	—
Acquisition of minority interest	(8,163)	—	—
Investment in unconsolidated joint ventures	(1,092)	(779)	(1,103)
Proceeds from sale of hotel properties	10,533	—	13,257
Investment in hotel properties	(36,802)	(9,062)	(5,182)

Net cash provided by (used in) investing activities	(61,509)	(9,841)	5,013

Cash flows from financing activities:
Payment of distributions to minority interest in Partnership	(779)	(779)	(779)
Distributions to minority interest in consolidated joint ventures	(859)	—	—
Payment of distributions to shareholders	(23,013)	(19,834)	(18,542)
Proceeds from issuance of common shares, net	—	50,465	26,897
Proceeds from issuance of Series B Preferred shares, net	88,794	—	—
Redemption of Series A Preferred shares	(75,000)	—	—
Proceeds from long-term debt	7,946	153	—
Repayments of long-term debt	(11,155)	(1,374)	(1,278)
Net increase (decrease) in due to bank	37,650	(43,100)	(30,600)
Minority interest contribution to consolidated joint ventures	—	2,100	—
Fees paid in connection with financing facilities	(2,131)	(709)	(534)

Net cash provided by (used in) financing activities	21,453	(13,078)	(24,836)

Net increase (decrease) in cash	(1,508)	2,155	623
Cash at beginning of year	5,623	1,510	887
Cash from initial consolidation of joint ventures	—	1,958	—

Cash at end of year	$4,115	$5,623	$1,510

Supplemental disclosure:

Cash paid for interest	$6,992	$7,946	$9,860

Summary of non-cash investing and financing activities:
Distributions to shareholders declared but not paid	$5,799	$5,675	$4,756
Distributions to minority interest declared but not paid	195	195	195
Interest rate swap adjustment to market value	(33)	33	(1,844)
Adjustment to minority interest due to issuance of common stock and change in other comprehensive loss	23	791	538
Deferred equity compensation	1,328	757	555

The accompanying notes are an integral part of the consolidated financial statements.

WINSTON HOTELS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands, except per share amounts)

1. Organization:

     Winston Hotels, Inc., (the “Company”) headquartered in Raleigh, North Carolina, owns hotel properties and interests in hotel properties through joint ventures, provides loans to the hotel industry and provides hotel development and asset management services. The Company’s primary source of revenue is room revenue generated from its hotel ownership interests. The Company’s primary growth strategies include improving operations at the hotels in which it holds an ownership interest, acquiring additional hotels or ownership interests in hotels through joint ventures, developing hotels on selected sites, and providing loans to the hotel industry.

     The Company operates so as to qualify as a real estate investment trust (“REIT”) for federal income tax purposes. During 1994, the Company completed an initial public offering of its common stock (“Common Stock”), utilizing the majority of the proceeds to acquire one hotel and a general partnership interest (as the sole general partner) in WINN Limited Partnership (the “Partnership”). The Partnership used a substantial portion of the proceeds to acquire nine additional hotel properties. These ten hotels were acquired from affiliates of the Company. The Company and the Partnership (collectively the “Company”) began operations as a REIT on June 2, 1994. As of December 31, 2004, the Company’s ownership in the Partnership was 95.31%.

     As of December 31, 2004, the Company owned or was invested in 52 hotel properties in 15 states having an aggregate of 7,320 rooms. This included 45 wholly-owned properties with an aggregate of 6,397 rooms, a 49% ownership in one joint venture hotel with 118 rooms, a 48.78% ownership in one joint venture hotel with 147 rooms, and an indirect 13.05% ownership interest in five joint venture hotels with an aggregate of 658 rooms. The Company also has issued mezzanine loans to owners of eight hotels with an aggregate of 1,573 rooms. The Company does not hold an ownership interest in any of the hotels for which it has provided mezzanine financing. All of the Company’s hotels are operated under franchises from nationally recognized franchisors including Marriott International, Inc., Hilton Hotels Corporation, Intercontinental Hotels Group PCL, (formerly Six Continents PLC) and Choice Hotels International.

Acquisition of Leasehold Interests

     Prior to January 1, 2001, under the REIT qualification requirements of the Internal Revenue Code, REITs generally were required to lease their hotels to third party operators. Under the REIT Modernization Act of 1999 (the “RMA”), which became effective January 1, 2001, a REIT is permitted to lease hotels to wholly-owned taxable REIT subsidiaries of the REIT (“TRS Lessees”). Under the RMA, the TRS Lessees may not operate the leased hotels and must enter into management agreements with eligible independent contractors who manage the hotels.

     Effective July 1, 2002, the Company, through its wholly-owned taxable REIT subsidiary, Barclay Hospitality Services, Inc. (“Barclay”), acquired the leasehold interests for 47 of its hotels from CapStar Winston Company, L.L.C., a wholly-owned subsidiary of MeriStar Hotels & Resorts, Inc. (“MeriStar”). MeriStar has since merged with and become Interstate Hotels & Resorts, Inc. (“Interstate”). The acquisition included leasehold interests for 45 wholly-owned hotels and two joint venture hotels. The total consideration of approximately $19.5 million, to acquire the leasehold interests for 47 hotels from Interstate, was based upon a $17 million purchase price for the leasehold interests, adjusted in part for accrued interest and related expenses totaling approximately $0.7 million, and $1.8 million of working capital. The total acquisition cost, net of working capital, of $17.7 million, was expensed in the second quarter of 2002. In addition, a deferred tax benefit of $6.7 million was recognized in the second quarter of 2002, resulting from the timing difference of the $17.7 million payment for financial reporting purposes versus tax purposes. During 2003, the Company also assumed the leasehold interests from Intercontinental Group for two additional hotels, at no cost.

     In March 2004, the Company negotiated the transfer of the long-term lease with Secaucus Holding Corporation, a wholly-owned subsidiary of Prime Hospitality Corp. (“Prime”) for the Secaucus, NJ Holiday Inn to Barclay. The Company received a net payment from Prime of $269 as part of the negotiated settlement. This amount is included in percentage lease revenue in the accompanying consolidated statement of operations for the year ended December 31, 2004. With the transfer of this lease to Barclay, the Company is no longer the lessor of any hotel leases with unrelated third parties. Therefore, unless the Company enters into third party hotel leases, as the lessor, in the future, the Company will not report percentage lease revenue in the future.

     As of December 31, 2004, all of the Company’s 45 wholly-owned hotels and one of its seven joint venture hotels, the Ponte Vedra, FL Hampton Inn, were operated under leases with Barclay. One joint venture hotel, the Chapel Hill Courtyard by Marriott, was leased to an entity owned 48.78% by Barclay. The remaining five joint venture hotels, the West Des Moines, IA Fairfield Inn & Suites, the Beachwood, OH Courtyard by Marriott, the Houston, TX SpringHill Suites, the Shelton, CT Courtyard by Marriott and the West Des

Moines Quality Suites hotel, which is currently being renovated and is expected to be converted to a SpringHill Suites by Marriott during the second quarter of 2005, did not operate under leases.

     As of December 31, 2004, Alliance Hospitality Management, LLC (“Alliance”) managed 42 of the Company’s 52 hotels, Concord Hospitality Enterprises Company (“Concord”) managed four hotels, Promus Hotels, Inc., an affiliate of Hilton Hotels Corporation (“Hilton”) managed three hotels, and New Castle Hotels, LLC (“New Castle”), Prism Hospitality, L.P. (“Prism”) and Noble Investment Group, Ltd. (“Noble”) each managed one hotel.

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

     The Company’s franchisors periodically inspect the Company’s hotels to ensure that they meet certain brand standards primarily pertaining to the condition of the property and its guest service scores. In connection with these routine reviews, as of June 30, 2004, the Company had received default notices from the franchisor for two of its hotels. As of December 31, 2004, both of these properties have been reinspected. One has received an acceptable rating. The other hotel passed the reinspection for all product improvement issues, but received an unacceptable rating due to its customer service scores falling below brand standards. We believe this decline in customer service scores was due, in part, to the ongoing construction to comply with the brand’s product improvement requirements. The Company expects to cure this deficiency to comply with the franchisor’s standards and expects to receive an acceptable rating for the hotel. Since June 30, 2004, the Company has received default notices from the franchisor for five other hotels. Four of these notices pertain to low guest service scores while the other notice was received for failure to complete a product improvement plan on schedule. The Company is currently in the process of curing these deficiencies to comply with the franchisor’s standards and expects to receive an acceptable rating for all hotels.

2. Summary of Significant Accounting Policies:

     Principles of Consolidation. The consolidated financial statements include the accounts of Winston Hotels, Inc., the Partnership, Barclay and two joint ventures which were consolidated as discussed in Note 4 in accordance with the provision of FASB Interpretation No. 46 (revised December 2003) “Consolidation of Variable Interest Entities”. All significant inter-company balances and transactions have been eliminated.

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

     Investment in Joint Ventures. Investment in joint ventures consists of the Company’s direct cash or land contributions to unconsolidated joint ventures, plus capitalized internal costs of services provided by the Company during the development stage, plus the Company’s share of net income (loss), less distributions received. These internal costs are capitalized at the same percentage as the Company’s ownership interest. In accordance with the provisions of Statement of Position 78-9, “Accounting for Investments in Real Estate Ventures”, the Company uses the equity method to recognize its share of net income or loss of the unconsolidated joint venture it has invested in (see Note 3).

     The Company evaluates its investments in joint ventures for impairment by considering a number of factors including assessing current fair value of the investment to carrying value. If the current fair value of the investment is less than the carrying value, and there is either an absence of an ability to recover the carrying value of the investment, or the property does not appear to have the ability to sustain an earnings capacity that would justify the carrying amount of the investment, am impairment charge may be required.

     Revenue Recognition. Room, food and beverage, and other revenue is recognized at the time of service.

     Derivative Financial Instruments. The Company recognizes all derivative financial instruments as assets and liabilities and measures them at fair value. For derivative financial instruments that are designated and qualify as a cash flow hedge, the effective portions of changes in fair value of the derivative are recorded in accumulated other comprehensive income and are recognized in the income statement when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized currently in earnings. Changes in the fair value of derivatives that do not qualify for hedge treatment are recognized currently in earnings (see Note 9).

     Deferred Expenses. Included in deferred expenses are franchise fees, loan costs and acquisition costs which are recorded at cost. Amortization of franchise fees is computed using the straight-line method over the term of the related franchise agreement. Amortization of loan costs is computed using the straight-line method, which approximates the effective interest method, over the period of the related debt facility. Acquisition costs are capitalized to properties when purchased.

     Minority Interest. Minority interest as of December 31, 2004 and 2003, consists of Minority Interest in Partnership of $7,255 and $7,671, respectively, and Minority Interest in Consolidated Joint Ventures of $2,899 and $9,818 , respectively.

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

     Minority Interest in Consolidated Joint Ventures. Certain ownership interests in hotel properties have been acquired, in part, by the Company, through joint venture agreements. The equity interests of the Company’s joint venture partners of the consolidated joint ventures represent the Company’s minority interest (see Note 4). The Company’s minority interest is: (i) increased or decreased by its joint venture partners’ pro-rata share of the net income or net loss, respectively, of the respective joint venture, and (ii) decreased by distributions to its joint venture partners. Income (loss) is allocated to minority interest in accordance with the provisions of each joint venture operating agreement.

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

     Distributions. The Company’s ability to pay regular quarterly distributions is dependent upon receipt of distributions from the Partnership, which in turn is dependent upon the results of operations of the Company’s properties. For federal income tax purposes, 2004 distributions amounted to $0.60 per common share.

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

	Year Ended December 31,
	2004	2003	2002
Net income (loss) available to common shareholders, as reported	$7,848	$767	$(6,036)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	1	18	90

Pro forma net income (loss) available to common shareholders	7,847	749	(6,126)
Earnings (loss) per share:
Basic and diluted – as reported	$0.30	$0.03	$(0.31)

Basic and diluted – pro forma	$0.30	$0.03	$(0.32)

     Income Taxes. The Company qualifies as a REIT under Sections 856 to 860 of the Internal Revenue Code. Effective July 1, 2002, under the REIT Modernization Act, the Company began leasing its hotels to a wholly-owned taxable REIT subsidiary that is subject to federal and state income taxes. The Company accounts for income taxes of this subsidiary in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes.” Under SFAS 109, the Company accounts for income taxes using the asset and liability method under which deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.

     Earnings and profits, which determine the taxability of distributions to shareholders, differ from net income reported for financial reporting purposes due primarily to the differences for federal tax purposes in the estimated useful lives used to compute depreciation and the carrying value (basis) of the investment in hotel properties. For federal income tax purposes, 0% of the distributions declared on the Company’s Preferred Stock in 2004, 2003, and 2002 are considered to be return of capital. For federal income tax purposes, approximately 0%, 14%, and 41% of the distributions declared on the Company’s Common Stock in 2004, 2003, and 2002, respectively, are considered to be return of capital.

     Concentration of Credit Risk. Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash, accounts receivable and notes receivable. The Company places cash deposits at federally insured depository institutions. At December 31, 2004, bank account balances exceeded federal depository insurance limits by approximately $7,030.

     Recently Issued Accounting Standards. In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151, “Inventory Costs – an amendment of ARB No. 43,” (“SFAS No. 151”), which is effective for fiscal years beginning after June 15, 2005. SFAS No. 151 will have no impact on the Company.

     In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (Revised 2004), “Share-Based Payment,” (“SFAS No. 123”), which is effective for fiscal years beginning after June 15, 2005. SFAS No. 123 is a revision of FASB Statement No. 123, (Accounting for Stock-Based Compensation”). SFAS No. 123 is not expected to have a material impact on the Company’s financial statements or results of operations.

     In December 2004, the FASB issued Statement of Financial Accounting Standards No. 152 “Accounting for Real Estate Time-Sharing Transactions,” (“SFAS No. 152”), which is effective for fiscal years beginning after June 15, 2005. SFAS No. 152 is not expected to have a material impact on the Company’s financial statements or results of operations.

     In December 2004, the FASB issued Statement of Financial Accounting Standards No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29,” (“SFAS No. 153”), which is effective for fiscal years beginning after June 15, 2005. SFAS No. 153 is not expected to have a material impact on the Company’s financial statements or results of operations.

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

3. Joint Ventures:

     During the third quarter of 2003, the Company entered into a joint venture agreement (the “Chapel Hill Joint Venture”) with Chapel Hill Investments, LLC to develop and own hotel properties. The Chapel Hill Joint Venture owns the Courtyard by Marriott hotel in Chapel Hill, NC, (the “Chapel Hill Courtyard”) which opened in September 2004. The Company currently owns a 48.78% interest in the Chapel Hill Joint Venture, while Chapel Hill Investments, LLC owns a 51.22% interest. The Company also has provided an additional $1,453 to capitalize the development of the hotel in the form of a preferred membership interest (“Preferred Contribution”).

The Company’s Preferred Contribution required monthly dividends to be paid in cash to the Company during construction of the hotel at an annual yield of 30-day LIBOR plus 5.885%, plus an accrued dividend at an annual yield of 8%. Once the hotel opened, and until the Preferred Contribution and all dividends payable and accrued thereon are paid in full, the Company’s Preferred Contribution requires a paid monthly dividend to the Company equal to a floating rate equal to 30-day LIBOR plus 8.16%. The Preferred Contribution also requires monthly dividend payments equal to one percent of gross revenue and also accrues dividends monthly equal to one percent of gross revenue. The Company received $700 for development services provided during construction, with the margin on such fees being recognized as a reduction in depreciation expense over the life of the project. Chapel Hill Investments, LLC is owned 52% by Charles Winston and James Winston, both of whom are directors of the Company, and 48% by three unrelated private investors. The Company has consolidated the results of operations and financial position of this joint venture beginning with the third quarter 2003. As a result, the Company’s share of equity in the Chapel Hill Joint Venture of $1,785, and its Preferred Contribution totaling $1,453 at December 31, 2004 have been eliminated in consolidation.

     During the fourth quarter of 2002, the Company formed a joint venture (the “Charlesbank Venture”) with Boston-based Charlesbank Capital Partners, LLC (“Charlesbank”). The Company owns 15% of the Charlesbank Venture and Charlesbank owns 85%. The Charlesbank Venture focuses on acquisitions that the partners believe have turnaround or upside potential and can benefit from additional capital and aggressive asset management, which often includes renovating, repositioning, rebranding and/or a change in management. As of December 31, 2004, the Charlesbank Venture had invested in four hotels to date through a joint venture (“WCC Project Company LLC”) comprised of Concord Hospitality Enterprises Company (“Concord”) and the Charlesbank Venture. The first hotel was a vacant building located in the Beachwood suburb of Cleveland, OH that was converted into a 113-room Courtyard by Marriott in the second quarter of 2003. The second hotel was a 102-room Fairfield Inn & Suites by Marriott located in Des Moines, IA, which was converted from a Wingate Inn during the summer of 2002. The third hotel was a Best Western located in Houston, TX, which was purchased in the fourth quarter of 2003 and was converted to a SpringHill Suites by Marriott in June 2004. The fourth hotel was a Quality Suites located in West Des Moines, IA, which is expected to be converted to a SpringHill Suites by Marriot in the second quarter of 2005. Concord owns a 13% interest in the projects acquired by WCC Project Company LLC, while the Charlesbank Venture owns 87%, so that the Company has an indirect 13.05% ownership interest in WCC Project Company LLC. The total cost of these four hotels is approximately $36 million. The Company earns an annual asset management fee equal to 0.50% of the total cost of the assets purchased by the Charlesbank Venture.

     At any time following two years after WCC Project Company LLC first acquires each hotel, the Manager (the Charlesbank Venture), by written notice to Concord, may require the sale of any one or more of the hotels to a third party.

     At any time following twelve months after the acquisition of the first hotel, either the Manager or Concord can give the other written notice of their election to buy or sell any one or all of the hotels owned by WCC Project Company LLC at fair market value, as determined under the Limited Liability Company Agreement of WCC Project Company LLC. The purchasing Member must then, within three business days, deposit 5% of the fair market value with a title insurance company. If within twenty days following the deposit the purchasing Member does not wish to proceed, it must notify the non-purchasing Member who shall then have the right to become the purchasing Member under the same terms and conditions. If the purchasing Member defaults on its obligation to consummate the purchase after twenty days of making the deposit, then the non-purchasing Member shall have the right to (i) be the purchasing Member under the same terms and conditions as the purchase that failed to close except that the purchase price will be 85% of the previously determined closing price, (ii) cause each hotel to be terminated and dissolved in accordance with the operating agreement, or (iii) retain the deposit and continue as if the option to purchase or buy had never been exercised. As of December 31, 2004, the Company’s investment in the Charlesbank Venture totaled $2,512.

     In February 2004, the Charlesbank Venture invested in a fifth hotel through a joint venture with Shelton III Hotel Equity LLC, owned in part by New Castle Hotels LLC (“New Castle”) and the Charlesbank Venture (“WNC Project Company LLC”). This hotel was a Ramada Inn that was converted to a Courtyard by Marriott in the first quarter of 2005. The total cost of the project was approximately $13,900 (including approximately $5,000 in renovation costs), approximately $9,000 of which is financed through debt. New Castle owns a 13% interest in the project while the Charlesbank Venture owns 87%, so that the Company has an indirect 13.05% ownership interest in WNC Project Company LLC.

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

     Under the terms of the Charlesbank Venture, Charlesbank will provide 85% of the total equity, and the Company will provide the remaining 15% of the total equity committed to each acquisition. Charlesbank will have the option to expand the venture by committing additional equity to future acquisitions after the initial equity is committed. The Company anticipates that the Charlesbank Venture will be able to secure debt financing for approximately 65% of the total cost of hotel assets that are purchased. The Company, through the Charlesbank Venture, receives cash distributions of any operating profits from both WCC Project Company LLC and WNC Project Company LLC on a quarterly basis.

     In 2000, the Company entered into a joint venture agreement with Marsh Landing Investment, LLC (“Marsh”) to jointly develop a 118-room Hampton Inn in Ponte Vedra, FL. This hotel opened in December 2000. The Company owns 49% of the joint venture, and Marsh, a company owned by Charles M. Winston and James H. Winston, owns the remaining 51%. Both Charles M. Winston and James H. Winston serve on the Company’s Board of Directors. Marsh currently may offer the Company the right to purchase Marsh’s interest in the joint venture and, if the Company refuses to purchase the interest, Marsh may cause the joint venture to sell the hotel owned by the joint venture to a third party. In addition, at the Company’s option, it has the right to acquire Marsh’s interest in the joint venture (1) at any time after December 2005 or (2) if Marsh fails to sell the hotel following the Company’s rejection of an offer by Marsh to sell it’s interest in the joint venture to the Company. The Company earns a monthly asset management fee equal to 1% of the total revenues earned by the joint venture’s hotel.

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

     In March 2004, the Company purchased its joint venture partner’s ownership interest in both the Evanston, IL Hilton Garden Inn hotel and the Windsor, CT Hilton Garden Inn hotel. Prior to the purchase, Regent Partners, Inc. owned 51% of the Evanston hotel and 42.35% of the Windsor hotel. The amount paid for Regent’s ownership interest in the Evanston Hilton Garden Inn totaled approximately $6,900, and was based on a value of $25,250 for the sale of the hotel, net of debt assumed of approximately $11,800, such assumption being subject to the approval of the lenders under our $125 million line of credit. The amount paid for Regent’s ownership interest in the Windsor Hilton Garden Inn totaled approximately $1,200, and was based on a value of $12,250 for the sale of the hotel, net of debt paid off of approximately $9,300. As a result of these purchases, the Company owns 100% of the equity in the entities that own the Evanston, IL Hilton Garden Inn and the Windsor, CT Hilton Garden Inn hotels. Prior to the purchase, Barclay leased the Evanston hotel and Windsor Lessee Company LLC leased the Windsor hotel. Barclay will continue to lease the Evanston hotel and, as a result of the purchase, Barclay assumed the lease of the Windsor hotel from Windsor Lessee Company LLC.

     Effective July 1, 2003, Intercontinental Group, as lessee, defaulted on its obligations under the lease agreement for the Windsor, CT Hilton Garden Inn hotel and the Las Vegas, NV Hampton Inn hotel. At that time, the Windsor Hilton Garden Inn was owned by a joint venture entity, Windsor Hotel Associates, LLC. Prior to its default under the lease, Intercontinental Group owned 15% of Windsor Hotel Associates, LLC, the Company owned 49%, and Regent owned 36%. Subsequent to the default under the lease agreement, Intercontinental Group forfeited its share of ownership, with the result that the Company owned 57.65% and Regent owned 42.35% of Windsor Hotel Associates, LLC. On July 1, 2003, Windsor Lessee Company LLC assumed the lease of the Windsor Hilton Garden Inn hotel. As of December 31, 2003, Windsor Lessee Company LLC was owned 57.65% by the Company and 42.35% by Regent. After the purchase of Regent’s ownership interest, Barclay assumed the lease of the Windsor Hotel from Windsor Lessee Company LLC. On July 1, 2003, Barclay assumed the lease of the Las Vegas Hampton Inn. The Company sold the Las Vegas, NV Hampton Inn hotel during 2004.

     Under the terms of the operating agreement for each joint venture, the Company and its venture partner each must approve all major decisions, including refinancing or selling the respective hotels, making loans, changes in partners’ interests, entering into material contracts, purchasing or acquiring assets, and approving operating and capital expenditure budgets.

     During the third quarter of 2003, the Company began consolidating the balance sheet and operations of its Chapel Hill Joint Venture. As of December 31, 2003, the Company consolidated the balance sheets of the Evanston Joint Venture, the Windsor Joint Venture and the Marsh Landing Joint Venture. The operations of these joint ventures were consolidated beginning with the first quarter of 2004 (see discussion of FIN 46 under Note 4 below). As noted above, in March 2004 the Company acquired Regent’s ownership interests in both the Evanston Joint Venture and the Windsor Joint Venture, resulting in the Company owning 100% of the Evanston Hilton Garden Inn and the Windsor Hilton Garden Inn , respectively. As of December 31, 2004, the total assets of the consolidated joint ventures, including the Chapel Hill and Marsh Landing Joint Ventures, were $20,750, total liabilities were $15,081 ($14,388 of which represented long-term debt), and total equity was $5,669. For the years ended December 31, 2004 and 2003, the total revenue of the consolidated joint ventures (including the Chapel Hill, Marsh Landing, Evanston, and Windsor joint ventures) was $2,712 and $8,662, and total expenses were $2,414 and $6,329, resulting in net income of $298 and $2,333, respectively. During the year ended December 31, 2004, the unaudited financial statements of the consolidated joint ventures (including the Chapel Hill, Marsh Landing, Evanston, and Windsor joint ventures) reflected aggregate cash flow provided by operating activities of $1,236, cash used in investing activities of $9,498, principally for hotel additions, and cash provided by financing activities of $6,388, principally in the form of loan proceeds and capital contributions less distributions to joint venture partners. As of December 31, 2004, the total assets of the unconsolidated joint ventures (including the WCC Project Company and WNC Project Company joint ventures) were $50,528, total liabilities were $34,071 ($30,768 of which represented long-term debt), and total equity was $16,457. The Company’s share of the total assets, liabilities, long-term debt and equity of these unconsolidated joint ventures equated to $6,595, $4,448, $4,015 and $2,147, respectively. For the years ended December 31, 2004 and 2003, the total revenue of the unconsolidated joint ventures was $11,198 and $4,615, and total expenses were $11,519 and $4,508, resulting in net income (loss) of ($321) and $107, respectively. During the year ended December 31, 2004, the unaudited financial statements of the unconsolidated joint ventures reflected aggregate cash flow provided by operating activities of $3,091, cash used in investing activities of $23,823, principally for hotel additions, and cash provided by financing activities of $23,657, principally in the form of loan proceeds and capital contributions less distributions to joint venture partners.

     As mentioned above, as of December 31, 2003, the Company consolidated the balance sheets of the Evanston Joint Venture, the Windsor Joint Venture and the Marsh Landing Joint Venture. This consolidation resulted in the following adjustments to the Company’s consolidated balance sheet as of December 31, 2003: net investment in hotel properties increased $39,790, investment in joint ventures decreased $7,619, properties under development decreased $43, cash increased $1,958, deferred expenses increased $257, accounts receivable increased $52, prepaid expenses and other assets decreased $70, long-term debt increased $26,099, accounts payable and accrued expenses increased $921, minority interest increased $7,754, and distributions in excess of earnings increased $449.

4. FIN 46:

     During 2004, the Company participated in the joint venture arrangements and mezzanine loans noted below. Prior to 2003, the Company accounted for all of its joint venture investments on its balance sheet as “Investments in Joint Ventures” and in our statements of operations as “Equity in Income (Loss) of Unconsolidated Joint Ventures” under the equity method of accounting.

     The Financial Accounting Standards Board issued FASB Interpretations No. 46, “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51 (ARB No. 51),” in January 2003, and a further interpretation of FIN 46 in December 2003 (FIN 46-R, and collectively FIN 46). FIN 46 clarifies the application of ARB No. 51, “Consolidated Financial Statements,” to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties, referred to as variable interest entities (“VIE”). FIN 46 generally requires consolidation by the party that has a majority of the risk and/or rewards, referred to as the primary beneficiary. FIN 46 applied immediately to variable interest entities created after January 31, 2003, which affected only our Chapel Hill Joint Venture, and to variable interest entities in which an enterprise obtains a variable interest after that date. The Company has implemented FIN 46 as of December 31, 2003 for its variable interests acquired by the Company before February 1, 2003.

     The management of the Company has analyzed the terms and provisions of its joint ventures and hotel loans, and has determined the following:

Marsh Landing Joint Venture:

     This joint venture is considered to be a VIE and the Company is considered to be the primary beneficiary. Therefore, the Company, which owns a 49% interest, has consolidated the balance sheet of the Marsh Landing Joint Venture as of December 31, 2003, and consolidated the results of operations beginning with the first quarter of 2004. For the year ended December 31, 2004, total revenue of the joint venture was $1,487, total expenses were $761, resulting in a net income of $726. As of December 31, 2004, total assets of the joint venture were $7,044, total liabilities were $4,978, resulting in stockholders’ equity totaling $2,066. The Company’s share of equity of this joint venture totaled $1,012 as of December 31, 2004.

Charlesbank Joint Venture:

     The Company has determined that it is not required to consolidate the Charlesbank joint venture as it is not the primary beneficiary. Therefore, the Company, which owns a 15% interest, has accounted for and will continue to account for its investment under the equity method of accounting. For the year ended December 31, 2004, total revenue of the Charlesbank joint venture was $11,198, total expenses were $11,519, resulting in a net loss of ($321). As of December 31, 2004, total assets of the joint venture were $50,528, total liabilities were $34,071, resulting in stockholders’ equity totaling $16,457. The Company’s equity balance exposed to loss as a result of its involvement in this joint venture totaled $2,512 as of December 31, 2004.

Regent Joint Ventures:

     During the first quarter of 2004, the Company purchased its joint venture partner’s ownership interest in both the Windsor Joint Venture and the Evanston Joint Venture (see Note 3). These two joint ventures owned the Windsor hotel and the Evanston hotel. These joint ventures were considered to be VIE’s and the Company was considered to be the primary beneficiary. Therefore, the Company, which owned a 57.65% interest and a 49% interest, respectively, consolidated the balance sheets of the Windsor Joint Venture and the Evanston Joint Venture beginning as of December 31, 2003, and consolidated the results of operations beginning with the first quarter of 2004. For the period during 2004 that these properties were owned by joint ventures, total revenues of the Windsor Joint Venture and the Evanston Joint Venture were $362 and $494, respectively, total expenses were $240 and $281, respectively, resulting in net income of $122 and $213, respectively.

     The Company also owned a 57.65% interest in Windsor Lessee Company, LLC, the lessee of the Windsor hotel. Barclay assumed this lease at the time the Company purchased Regent’s interest in the Windsor Joint Venture. This joint venture was considered to be a VIE and the Company was considered to be the primary beneficiary. The Company consolidated the balance sheet of Windsor Lessee Company, LLC beginning as of December 31, 2003, and consolidated the results of operations beginning with the first quarter of 2004. For the period during 2004 that the lessee was a joint venture, total revenue of Windsor Lessee Company, LLC was $818 and total expenses were $951, resulting in a net loss of $(133).

Chapel Hill Joint Ventures:

Chapel Hill Hotel Associates

     This joint venture is considered to be a VIE, the Company is considered to be the primary beneficiary and it was created in August 2003 (after January 31, 2003). Therefore, the Company, which owns a 48.78% interest in Chapel Hill Hotel Associates, LLC, has consolidated the joint venture’s results of operations and balance sheet beginning with the third quarter 2003. For the year ended December 31, 2004, total revenue of the joint venture was $387, total expenses were $757, resulting in a net loss of ($370). As of December 31, 2004, total assets of the joint venture were $13,576, total liabilities were $9,916, resulting in stockholders’ equity totaling $3,660. The Company’s share of equity of this joint venture totaled $1,785 and its preferred member interest investment totaled $1,453 as of December 31, 2004 (see Note 3).

Chapel Hill Lessee

     This joint venture is considered to be a VIE, the Company is considered to be the primary beneficiary and it began operations in May 2004 (after January 31, 2003). Therefore, the Company has consolidated the joint venture’s results of operations and balance sheet beginning with the second quarter 2004. The Company owns a 48.78% interest in Chapel Hill Lessee Company, LLC, which is the lessee of the Courtyard by Marriott in Chapel Hill, NC, which opened in September 2004. For the year ended December 31, 2004, total revenue of the joint venture was $838, total expenses were $896, resulting in a net loss of $(58). As of December 31, 2004, total assets of the joint venture were $130, total liabilities were $187, resulting in stockholders’ deficit totaling $(57). The Company’s share of deficit of this joint venture totaled $(28) as of December 31, 2004.

Noble Investment Group Mezzanine Loans:

     In July 2000, the Company provided a $1,080 mezzanine loan for a Hilton Garden Inn in Atlanta, GA and in February 2001 provided a $2,186 mezzanine loan for a Hilton Garden Inn in Tampa, FL. Each of these loans is subordinate to a primary loan for each hotel. Noble Investment Group, Ltd. (“Noble”) provided the remainder of the funding and owns and operates the hotels. These two mezzanine loan arrangements are considered to be variable interests in the entities that own the hotels, both of which are VIEs. However, the Company is not considered to be the primary beneficiary. Therefore, the Company does not consolidate the results of operations of the hotels for which it has provided financing. The Company’s total outstanding loan balance and related interest receivable balance exposed to loss as a result of its involvement in these mezzanine loans totaled $3,266 and $364, respectively, as of December 31, 2004.

Baltimore, MD Hampton Inn & Suites Mezzanine Loan;

     In the fourth quarter of 2002, the Company funded a $3,500 mezzanine loan to an unrelated third party owner for the purchase and conversion of a historic office building into a 116-room Hampton Inn & Suites hotel in Baltimore, MD’s Inner Harbor (the “Baltimore Hotel”). Subsequently, the Company sold 50% of the loan to an affiliate of Hall Financial Group at face value, or $1,750. This mezzanine loan is subordinate to a primary loan for the hotel. This mezzanine loan arrangement is considered to be a variable interest in the entity that owns the hotel, which is a VIE. However, the Company is not considered to be the primary beneficiary. Therefore, the Company does not consolidate the results of operations of the hotel for which it has provided financing. The Company’s total outstanding loan balance and related interest receivable balance exposed to loss as a result of its involvement in this mezzanine loan totaled $1,682 and $388, respectively, as of December 31, 2004.

Atlantic Beach, NC Sheraton Mezzanine Loan:

     In February 2004, the Company issued a $2,400 mezzanine loan to partially finance the acquisition of a 200-room Sheraton Hotel in Atlantic Beach, NC. This mezzanine loan arrangement is considered to be a variable interest in the entity that owns the hotel, which is a VIE. However, the Company is not considered to be the primary beneficiary. Therefore, the Company does not consolidate the results of operations of the hotel for which it has provided financing. The Company’s total outstanding loan balance and related interest receivable exposed to loss as a result of its involvement in this mezzanine loan totaled $2,400 and $66, respectively as of December 31, 2004.

Cornhusker Square Hotel Loan:

     In June 2004, the Company and Canyon Capital Realty Advisors (“Canyon Capital”), a national lending and real estate investment firm provided a $16,850 loan to finance the acquisition and major refurbishment and conversion of the 290-room Cornhusker Square Hotel in Lincoln, NE to a full service Marriott. Canyon Capital provided $10,850 as the first, or “A” piece of the financing, and the Company provided $6,000 as the second, or “B” piece. This loan arrangement is considered to be a variable interest in the entity that owns the hotel, which is a VIE. However, the Company is not considered to be the primary beneficiary. Therefore, the Company does not consolidate the results of operations of the hotel for which it has provided financing. The Company’s total outstanding loan balance and related interest receivable exposed to loss as a result of its involvement in this mezzanine loan totaled $6,000 and $176, respectively as of December 31, 2004.

St. Louis, MO Residence Inn by Marriott Mezzanine Loan:

     In October 2004, the Company issued a $5,500 mezzanine loan to finance the construction of a 188-room Residence Inn by Marriott Hotel in St. Louis, MO. This loan arrangement is considered to be a variable interest in the entity that owns the hotel, which is a VIE. However, the Company is not considered to be the primary beneficiary. Therefore, the Company does not consolidate the results of operations of the hotel for which it has provided financing. The Company’s total outstanding loan balance and related interest receivable exposed to loss as a result of its involvement in this mezzanine loan totaled $5,500 and $103, respectively as of December 31, 2004.

Radisson Kauai, HI Mezzanine Loan:

     In December 2004, the Company and Canyon Capital Realty Advisors (“Canyon Capital”), a national lending and real estate investment firm, provided $38,000 (the “Loan”) to finance the acquisition and conversion of the 347-room Radisson Resort on the island of Kauai to a condo hotel. Canyon Capital provided $32,000 of the senior participating note, and the Company provided $6,000. This loan arrangement is considered to be a variable interest in the entity that owns the hotel, which is a VIE. However, the Company is not considered to be the primary beneficiary. Therefore, the Company does not consolidate the results of operations of the hotel for which it has provided financing. The Company’s total outstanding loan balance and related interest receivable exposed to loss as a result of its involvement in this mezzanine loan totaled $6,000 and $46, respectively as of December 31, 2004.

La Posada de Santa Fe Resort, NM Mezzanine Loan:

     In December 2004, the Company issued a $6,000 mezzanine loan to help finance the acquisition of and capital improvements at, the 157-room La Posada de Santa Fe Resort in Santa Fe, New Mexico. This loan arrangement is considered to be a variable interest in the entity that owns the hotel, which is a VIE. However, the Company is not considered to be the primary beneficiary. Therefore, the Company does not consolidate the results of operations of the hotel for which it has provided financing. The Company’s total outstanding loan balance exposed to loss as a result of its involvement in this mezzanine loan totaled $6,000 as of December 31, 2004. There was no interest receivable as of December 31, 2004.

     As summarized above, per the provisions of FIN 46, the Company began consolidating the balance sheets for three of its joint ventures as of December 31, 2003. The Company began consolidating the balance sheet and results of operations of the Chapel Hill joint venture, which was formed in August 2003, in the third quarter of 2003. In addition, during the years 2000 through 2003, the Company recognized as income a portion of development and purchasing fees received for services provided to these joint ventures, based on its non-ownership interests. Per the provisions of FIN 46, as of December 31, 2003, the Company recorded a one time, cumulative change in accounting principle adjustment totaling $428 to reduce net income for the margin earned from these fees previously recorded as income. Going forward, the margin on these fees will be realized as a reduction in depreciation expense over the lives of the related assets for which the related services were provided. These remaining lives ranged from 1 to 26 years as of December 31, 2004.

5. Notes Receivable:

     In February 2004, the Company issued a $2.4 million mezzanine loan to finance the acquisition of a 200-room Sheraton hotel in Atlantic Beach, NC. The hotel has undergone extensive renovations which were completed in December 2004. The term of the loan is 5 years, with interest only payments that carry an interest rate based on 60-day LIBOR (with a 2.0% floor) plus 9.00%. An additional 2.00% per year of the outstanding principal balance accrues until the earlier of prepayment or maturity of the loan. The hotel is owned 100% by an unaffiliated single purpose entity (the “Borrower”). The Company holds collateral equal to 100% of the ownership interest in the Borrower. There are certain default provisions under which the Company may declare the loan immediately due and payable or may step in and take control of the Borrower, including for failure to maintain specified debt coverage ratios.

     In June 2004, the Company and Canyon Capital Realty Advisors (“Canyon Capital”), a national lending and real estate investment firm, provided $16,850 (the “Loan”) to finance the acquisition, major refurbishment, and conversion of the 290-room Cornhusker Square Hotel in Lincoln, NE. The hotel will remain open during the renovation and is expected to be converted to a full-service Marriott by the end of the first quarter of 2005. Canyon Capital provided $10,850 as the first, or A piece of the financing, and the Company provided $6,000 as the second, or B piece. The Company’s B piece of the Loan is subordinate to Canyon Capital’s A piece. The term of the Loan is 2 years, plus a one-year extension at the borrower’s election. The Loan plus any accrued interest requires interest only payments of 10%. Canyon Capital is paid 10.24% on the A piece of the Loan with the remainder paid to the Company. Additional interest of 1.5% of the Loan plus any accrued interest accrues to the Company until the earlier of prepayment of the Loan or maturity of the Loan. The hotel is owned 100% by an unaffiliated single purpose entity. The Company’s B piece of the Loan is collateralized by the “second” interest in the real estate complex.

     In October 2004, the Company issued a $5,500 mezzanine loan to finance the construction of a 188-room Residence Inn by Marriott Hotel in St. Louis, MO. The term of the loan is 5 years. The loan requires interest only payments during construction and throughout the first two years of operations, and principal payments beginning on the first day of the third year of operations, based on a 10-year amortization schedule. Throughout the term of the loan, the interest rate is based on 30-day LIBOR plus 10.25%. An additional 3.00% per year of the outstanding principal balance accrues until the earlier of prepayment or maturity of the loan. The hotel is owned 100% by an unaffiliated single purpose entity (the “Borrower”). The Company holds collateral equal to 100% of the ownership interest in the Borrower. There are certain default provisions under which the Company may declare the loan immediately due and payable or may step in and take control of the Borrower, including for failure to maintain specified debt coverage ratios.

     In December 2004, the Company and Canyon Capital provided $38,000 (the “Loan”) to finance the acquisition and conversion of the 347-room Radisson Resort on the island of Kauai to a condo hotel. Canyon Capital provided $32,000 of the senior participating note, and the Company provided $6,000. The Company’s portion of the Loan is pari-pasu with Canyon Capital’s piece. The term of the Loan is 1 year, with two extension options of three months and 12 months, respectively. The Loan requires interest only payments of 11%. The hotel is owned 100% by an unaffiliated single purpose entity. The Company’s portion of the Loan is collateralized by the first mortgage interest in the real estate complex.

     In December 2004, the Company issued a $6,000 mezzanine loan to finance the acquisition of, and capital improvements at, the 157-room La Posada de Santa Fe Resort in Santa Fe, New Mexico. The term of the loan is 3 years, with 2 one-year extension options. The loan requires interest only payments that carry an interest rate based on 30-day LIBOR plus 9.00%. The hotel is owned 100% by an unaffiliated single purpose entity (the “Borrower”). The Company holds collateral equal to 100% of the ownership interest in the Borrower. There are certain default provisions under which the Company may declare the loan immediately due and payable or may step in and take control of the Borrower, including for failure to maintain specified debt coverage ratios.

     In the fourth quarter of 2002, the Company funded a $3,500 mezzanine loan for the purchase and conversion of a historic office building into a 116-room Hampton Inn & Suites hotel in Baltimore, MD’s Inner Harbor (the “Baltimore Hotel”). Subsequently, the Company sold 50% of the loan to an affiliate of Hall Financial Group at face value, or $1,750. The total cost of the Baltimore Hotel, which opened in the first quarter of 2004, was approximately $13,100, net of historic tax credits of $6,000.

     The Company is paid interest monthly on its $1,750 share of the $3,500 mezzanine loan, at an annual interest rate of 30-day LIBOR plus 10.21% from the date the loan was issued through the date the hotel opened. The Company also accrued interest monthly (“Accrued Interest”) at an annual rate of 12% during this same time. Once the hotel opened, the Company receives monthly principal and interest payments based on a 10-year amortization period and an annual interest rate of 30-day LIBOR plus 10.21% until the earliest of (a) prepayment of the loan, (b) the initial maturity date of October 29, 2005, or (c) the earlier of (1) 60 days before the maturity date of the borrower’s construction loan, or (2) the prepayment of the construction loan. Additional interest will accrue monthly on the loan at a rate of 8% of gross monthly revenues for one year after the hotel opening date, and at a rate of 10% of gross monthly revenues thereafter through October 29, 2005; 4% of the gross monthly revenues will be paid quarterly and the balance will accrue (“Accrued Participation”). The Accrued Interest and the Accrued Participation constitute the “Aggregate Accrued Amount”. The “Disposition Fee” associated with the loan equals the greater of (1) the Aggregate Accrued Amount, (2) 50% of the appreciation in the fair market value (“FMV”) of the hotel if the loan is repaid during the first 30 months after the loan was issued, and (3) 60% of the appreciation in the FMV of the hotel if the loan is repaid thereafter. The repayment amount of the loan shall equal the outstanding principal balance of the loan, plus (i) all Accrued Interest, (ii) accrued and unpaid monthly interest, (iii) Accrued Participation, and (iv) the Disposition Fee; provided however, if that sum does not provide an internal rate of return of 23%, then the repayment amount will equal the outstanding principal balance of the loan, plus the amount necessary to provide an internal rate of return of 23%. The Baltimore Hotel is owned 100% by a single purpose entity (the “Borrower”) unaffiliated with the Company. The Company holds collateral equal to 80% of the ownership interest in the Borrower. The Borrower made an initial equity investment equal to approximately 20% of the total cost of the respective hotel, and there are certain default provisions under which the Company may declare the loan immediately due and payable or may step in and take control of the Borrower, including for failure to maintain specified debt coverage ratios.

     During 2001, the Company provided $2,186 in mezzanine financing to Noble Investments — Tampa, LLC to develop a Hilton Garden Inn in Tampa, FL (the “Tampa Hotel”). The Company receives monthly interest at annual rates based on 30-day LIBOR plus 8.44% until the earliest of (a) prepayment of the loan, or (b) January 1, 2006. During 2000, the Company provided $1,080 in mezzanine financing to Noble Investments – Sugarloaf, LLC to develop a Hilton Garden Inn in Atlanta (Sugarloaf), GA (the “Sugarloaf Hotel”). The Company receives monthly interest at annual rates based on 30-day LIBOR plus 7.36% until the earlier of (a) prepayment of the loan or (b) June 30, 2005. Noble Investments LLC has provided the Company with a guarantee in the full amount of both loans, due to a deficiency in the debt service coverage ratio required by the each loan. When each hotel opened, the Company began to earn interest equal to 2% of gross revenues, 25% of which is paid monthly and the remainder is accrued (“Accrued Interest”). On the earlier of prepayment or the maturity date of each loan, the Company will also receive the greater of the Accrued Interest or, with respect to the Tampa Hotel, 20% of the appreciation in value, and with respect to the Sugarloaf Hotel, 15% of the appreciation in value. Both the Tampa Hotel and the Sugarloaf Hotel are owned 100% by unaffiliated single purpose entities (the “Borrowers”). The Company holds collateral equal to 100% of the ownership interest in the Borrowers. The Borrowers made initial equity investments equal to 20% of the total cost of the respective hotel, and there are certain default provisions under which the Company may declare the loan immediately due and payable or may step in and take control of the Borrowers, including for failure to maintain specified debt coverage ratios. The Atlanta (Sugarloaf) project opened during the second quarter of 2001, and the Tampa project opened during the first quarter of 2002.

6. Deferred Expenses:

     At December 31, 2004 and 2003 deferred expenses consisted of:

	2004	2003
Franchise fees	$1,813	$1,679
Debt facility fees	6,614	4,492

	8,427	6,171
Less accumulated amortization	4,668	3,236

Deferred expenses, net	$3,759	$2,935

7. Debt:

     The Company’s outstanding debt balance as of December 31, 2004 consisted of the following:

     The Company’s $125,000 line of credit (the “Wachovia Line”) bore interest at rates from LIBOR plus 1.75% to 2.50%, based on the Company’s consolidated debt leverage ratio. A commitment fee of 0.05% was also payable quarterly on the unused portion of the Wachovia Line. The Company had collateralized the line of credit with 28 of its hotels, with a carrying value of $182,679 as of December 31, 2004. The Company’s availability under the Wachovia Line totaled approximately $44,000 as of December 31, 2004. Availability was calculated each quarter on a trailing twelve-month basis based upon certain valuation criteria contained within the Wachovia Line. The Wachovia Line required the Company to maintain certain financial ratios including maximum leverage, minimum interest coverage and minimum fixed charge coverage, as well as certain levels of unsecured and secured debt and tangible net worth, all of which the Company was in compliance with as of December 31, 2004. The Wachovia Line, which had an original maturity date of December 31, 2004, was amended in December 2004 to extend the maturity date to March 31, 2005.

     On March 11, 2005, the Company, through its wholly-owned subsidiary, Winston SPE II LLC (“SPE II”) entered into a credit facility (the “GE Line”) with General Electric Capital Corporation (“GECC”). The Company subsequently borrowed funds under the

GE Line on March 14, 2005 and used these funds to pay off all outstanding debt under the Wachovia Line, terminating the Wachovia Line. The GE Line provides for revolving loan commitments and letters of credit up to $155,000. The GE Line bears interest at rates from LIBOR plus 1.75% to 2.50%, based on the ratio of the underwritten net operating income of the hotels that collateralize the GE Line to the outstanding principal balance of the GE Line. The current rate is LIBOR plus 2.00%. A commitment fee of 0.0% to 0.25% is also payable quarterly on the unused portion of the GE Line. The GE Line is collateralized by 23 of the Company’s hotels, with a carrying value of $145,914 as of December 31, 2004. The Company’s availability under the GE Line totaled approximately $152,400 as of March 14, 2005. Total borrowings of $77,500 plus a $5,000 letter of credit were outstanding. Availability is calculated each quarter on a trailing twelve-month basis based primarily upon the underwritten net operating income of the hotels that collateralize the GE Line divided by 13%. The GE Line matures on March 11, 2010.

     As required by the GE Line, on March 14, 2005, the Company, through SPE II, entered into an interest rate cap agreement to eliminate the exposure to increases in 30-day LIBOR over 6.42% on principal balances up to $155,000 outstanding. The interest rate cap agreement terminates on October 2, 2006. On January 31, 2003, the Company completed an interest rate swap on $50,000 of its outstanding variable rate debt under the Wachovia Line. This swap began on March 31, 2003 and matured on February 27, 2004. This transaction effectively replaced the Company’s variable interest rate based on 30-day LIBOR on $50,000 of the Wachovia Line with a fixed interest rate of 1.505%.

     On November 3, 1998, the Company closed a $71,000 loan with GE Capital Corporation. The ten-year loan, with a 25-year amortization period, bears interest at a fixed rate of 7.375%. Fourteen of the Company’s hotels, with a carrying value of $108,923 as of December 31, 2004, serve as collateral for the loan. As of December 31, 2004, $63,550 was outstanding. All unpaid principal and interest are due on December 1, 2008. The loan agreement with GE Capital Corporation requires monthly principal and interest payments of $519 and requires the Company to establish escrow reserves for the purposes of debt service, capital improvements and property taxes and insurance. These reserves, which are held by GE Capital Corporation, totaled $1,661 as of December 31, 2004 and are included in prepaid expenses and other assets on the accompanying Consolidated Balance Sheets.

     On February 28, 2001, the Marsh Landing Joint Venture closed a $5,100 loan with GE Capital Corporation. The ten-year loan bears interest at a variable rate of LIBOR plus 3%. The Ponte Vedra Hampton Inn, with a net book value of $6,603 as of December 31, 2004, serves as collateral for the loan. As of December 31, 2004, $4,835 was outstanding. All unpaid principal and interest are due on February 1, 2011. The loan agreement with GE Capital Corporation requires monthly principal payments plus interest through February 1, 20011, with the principal portion increasing approximately 9% on March 1st of each year.

     On August 31, 2001, the Evanston Joint Venture closed a $12,300 loan with GE Capital Corporation. In March 2004, the Company assumed the entire balance outstanding under this loan, subject to the approval of the lenders under the Wachovia Line. The ten-year loan carries a variable interest rate of LIBOR plus 3%. The Evanston Hilton Garden Inn, with a net book value of $21,457 as of December 31, 2004, serves as collateral for the loan. As of December 31, 2004, $11,590 was outstanding. All unpaid principal and interest are due on August 1, 2011.

     On December 1, 2003, the Windsor Joint Venture extended a $9,385 loan with Compass Bank. In March 2004, the Company paid the entire balance outstanding under this loan. The loan carried a variable interest rate of LIBOR plus 2.45%. The Windsor Hilton Garden Inn served as collateral for the loan.

     During the third quarter of 2003, the Chapel Hill Joint Venture entered into a $9,147 loan with GE Capital Corporation. During the construction period the loan bore interest at a variable rate of LIBOR plus 3.8%. The Company used the net proceeds from the loan to construct the Chapel Hill Courtyard by Marriott Hotel. As of December 31, 2004, $8,100 was outstanding. On March 8, 2005, the construction loan was converted to a permanent loan, at which time the loan balance was $9.0 million. The 5-year permanent loan is being amortized over a 20-year period and carries a fixed rate of interest of 7.51%.

     In October 2004, the Company’s wholly-owned subsidiary, Winston Finance Partners LLC (“Winston Finance”), entered into a $50 million master repurchase agreement with Marathon Structured Finance Fund, LP (“Marathon”) to finance the Company’s hotel loan investments (“assets”) on a short-term basis. Under the agreement, Winston Finance will sell assets to Marathon and agree to repurchase those assets on a date certain. Typically, the sale and repurchase price will be no more than 65% of the value of the asset, except for development and redevelopment assets where the limit is 45% of the asset value. In general, the repurchase price will equal the original sales price of the asset plus accrued but unpaid interest. The Company typically will pay interest to Marathon at LIBOR plus 450 basis points for loans made by the Company to acquire existing hotels, and LIBOR plus 550 basis points, plus one percent of the total loan amount as an origination fee, for loans made by the Company to develop new hotels or redevelop existing hotels. Marathon gets a security interest in each asset subject to the facility.

     The repurchase agreement is a $50 million uncommitted lending facility, meaning Marathon must agree to each asset financed under the agreement. At no time is the facility allowed to exceed $50 million. The facility established by the agreement is set to expire on the one year anniversary of the agreement’s effective date. The facility, however, may be renewed for two more successive periods of one year, at the option of Winston Finance, as long as no events of default are existing at that time. If the value of an asset financed under the facility decreases, then Marathon can require the Company to deposit eligible assets, either cash, letters of credit, or qualified loans, into a margin account as additional collateral for the facility, or repurchase the asset. Assets can be repurchased by the Company voluntarily at any time. The Company did not borrow funds under this facility during 2004.

     The Company is required to maintain a liquidity facility that is the greater of $5,000,000 or six months interest on the amount of the facility that has been advanced. That liquidity is currently in the form of a letter of credit made available by our operating partnership, WINN Limited Partnership, but could be in a combination of a letter of credit and/or eligible assets pledged to Marathon.

     The Company is required to maintain certain routine covenants during the term of the agreement including, without limitation, providing financial reports to Marathon, maintaining Winston Finance as a special purpose entity, not undertaking a merger or other fundamental transaction without Marathon’s consent, and maintaining the liquidity pledged to Marathon. The agreements require that all assets subject to the facility have the related loan documents delivered to Branch Banking and Trust Company, who holds them as a custodian so long as the assets are subject to the facility.

     As of December 31, 2004 and 2003 the Company’s outstanding debt balance under the Wachovia Line totaled $66,850 and $29,200, respectively. From January 1, 2003 through March 31, 2003, interest rates on all outstanding debt under the Wachovia Line were at LIBOR plus 2.00%. From March 31, 2003 through February 28, 2004, interest rates on $50,000 of outstanding debt under the Wachovia Line were at 1.505% plus 1.75%, or 1.505% plus 2.00%, with the remainder at LIBOR plus 1.75% or 2.00%. From March 1, 2004 through December 31, 2004, interest rates on all outstanding debt under the Wachovia Line were at LIBOR plus 1.75%. Interest costs were payable monthly in arrears. As of December 31, 2004 and 2003 the weighted average interest rates on the outstanding balance under the Wachovia Line were 3.80% and 3.75%, respectively. During the years ended December 31, 2004, 2003 and 2002, the Company capitalized interest of $62, $30, and $0, respectively, related to hotels under development or major renovation.

     As of December 31, 2004, the Company’s future scheduled debt obligations are as follows:

Year	Amount
2005	$76,872
2006	2,069
2007	2,227
2008	58,805
2009	440
Thereafter	14,512

$154,925

     Our Articles of Incorporation limit our debt to 60% of the cost of our investment in hotel properties, or approximately $294 million as of December 31, 2004.

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

     Prior to July 1, 2002, the Company had not been required to provide for federal income taxes because dividends paid deductions had been sufficient to offset the REIT taxable income. Effective July 1, 2002, (under the RMA that became effective January 1, 2001), the Company leases substantially all of its hotels to its wholly-owned taxable REIT subsidiary, Barclay, which is subject to federal and state income taxes. The Company accounts for income taxes in accordance with the provisions of Statement of Financial Accounting Standards (“SFAS”) No. 109, “Accounting for Income Taxes.” Under SFAS 109, the Company accounts for income taxes using the asset and liability method under which deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amount of existing assets and liabilities and their respective tax bases.

     The components of income tax benefit before allocation to minority interest for the years ended December 31, 2004, 2003, and 2002 are as follows:

	2004	2003	2002
Deferred:
Federal	$1,971	$2,233	$6,554
State	232	263	771

Income tax benefit	$2,203	$2,496	$7,325

     The deferred tax benefit was calculated using an effective tax rate of 38% applied to the net loss of Barclay. The Company believes that Barclay will generate sufficient future taxable income to realize in full its deferred tax asset of $12,024 as of December 31, 2004. Accordingly, no valuation allowance has been recorded as of December 31, 2004. As of December 31, 2004, the Company had net operating losses totaling $18,778 for federal and state income tax purposes with expiration dates through 2024.

     The components of the deferred tax asset as of December 31, 2004 and 2003 are as follows:

	2004	2003
Net operating loss	$7,136	$4,183
Amortization of lease acquisition cost	5,112	5,753
Other	(224)	(115)

	$12,024	$9,821

     A reconciliation of the Company’s statutory income tax rate of 34% to the effective tax rate for the years ended December 31, 2004, 2003, and 2002 is as follows:

	2004	2003	2002
Statutory U.S. federal income tax expense (benefit)	$5,123	$1,801	$(2,324)
State tax expense (benefit)	603	212	(273)
Other income tax (benefit) expense	(69)	(34)	152
Non-taxable REIT income tax benefit	(7,860)	(4,475)	(4,880)

Income tax benefit	$(2,203)	$(2,496)	$(7,325)

     The following table reconciles GAAP net income to taxable REIT income for the years ended December 31, 2004, 2003, and 2002:

	2004	2003	2002
GAAP net income	$16,883	$7,705	$902
Plus GAAP net loss on taxable subsidiary included above	3,801	4,072	11,940

GAAP net income from REIT operations	20,684	11,777	12,842
Book / tax differences on depreciation and amortization	928	3,029	4,392
Book / tax differences on deferred lease revenue	327	—	(1,266)
Book / tax differences on loss on sale of property	(319)	—	(831)
Book / tax differences on loss on impairment of asset held for sale	461	2,583	—
Other book / tax differences, net	617	1,444	(954)

Taxable income subject to REIT distribution requirements	$22,698	$18,833	$14,183

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

     In the normal course of business, the Company is exposed to the effect of interest rate changes. The Company limits these risks by following established risk management policies and procedures including the use of derivatives. Derivatives are used primarily to fix the rate on debt based on floating-rate indices and to manage the cost of borrowing obligations. The Company does not use derivatives for trading or speculative purposes. Further, the Company has a policy of only entering into contracts with major financial institutions based upon their credit ratings and other factors. The Company uses a variety of methods and assumptions based on market conditions and risks existing at each balance sheet date to determine the fair values of derivative instruments. All methods of assessing fair value result in a general approximation of value, and such value may never actually be realized.

     As of December 31, 2004, the Company’s financing facilities consisted of a $125,000 variable rate line of credit, a $71,000 fixed rate loan with a ten-year maturity and a twenty-five-year amortization period, and various individual hotel loans which finance the hotels owned by consolidated joint ventures (see Note 7). To reduce overall interest cost, the Company uses interest rate instruments, typically an interest rate cap agreement or an interest rate swap agreement, to convert a portion of its variable-rate debt to fixed-rate debt. Interest rate differentials that arise under these agreements are recognized in interest expense over the life of the contracts.

     On January 31, 2003, the Company completed an interest rate swap on $50,000 of its outstanding variable rate debt under the Wachovia Line. This swap began on March 31, 2003 and matured on February 27, 2004. This transaction effectively replaced the Company’s variable interest rate based on 30-day LIBOR on $50,000 of the Wachovia Line with a fixed interest rate of 1.505%. The Wachovia Line’s interest rate spread was 1.75%, equaling a fixed rate of 3.505%.

     The interest rate swap agreement that began on March 31, 2003 converted variable payments to fixed payments and was, therefore, characterized as a cash flow hedge. Cash flow hedges address the risk associated with future cash flows of debt transactions. Derivative instruments are reported at their fair values and are included in “Accounts payable and accrued expenses” on the Company’s Consolidated Balance Sheets. Offsetting adjustments are represented as deferred gains or losses in “Accumulated other comprehensive income (loss)”. Over time, the unrealized gains and losses held in “Accumulated other comprehensive income (loss)” were reclassified into earnings in the same periods in which the hedged interest payments affect earnings.

10. Capital Stock:

     In September, 2003, the Company completed a Common Stock offering, selling 5.25 million shares, which generated net cash proceeds totaling $43,730. In addition, in October, 2003, the Company sold an additional 787,500 Common Shares generating cash proceeds of $6,735. The Company used the proceeds to reduce its outstanding debt balance under the Wachovia Line.

     In February 2004, the Company completed the issuance of 3.68 million shares of its 8.00% Series B Cumulative Preferred Stock. The net proceeds raised totaled approximately $88,800, approximately $76,100 of which was used to fully redeem the Company’s then outstanding 3.0 million shares of 9.25% Series A Cumulative Preferred Stock plus accrued dividends. The Company used the remaining proceeds of approximately $12,700 to pay down its then outstanding balance under the Wachovia Line.

     The costs capitalized as part of the issuance of the Series A Cumulative Preferred Stock in September 1997 totaled approximately $1,720 as of February 2004 and was recorded as a reduction in net income (loss) available to common shareholders in the first quarter of 2004.

     For the years ended December 31, 2004, 2003, and 2002, dividends paid to shareholders have consisted of ordinary income and/or return of capital. During 2004, 2003, and 2002 the Company declared and paid quarterly cash dividends of $0.15 per common share. The percentage of each common share dividend that represented return of capital totaled 0%, 14%, and 41% for 2004, 2003, and 2002, respectively, with the remainder reported as ordinary income.

     During the first quarter of 2004 the Company declared cash dividends of $0.353 per Series A preferred share for the period from January 1, 2004 through February 24, 2004 and $0.20 per Series B preferred share for the period from February 24, 2004 (the issuance date of the new Series B cumulative preferred stock) through March 31, 2004. During each of the second, third and fourth quarters of 2004, the Company declared and paid cash dividends of $0.50 per Series B preferred share. For the years ended December 31, 2003, and 2002, the Company declared and paid quarterly cash dividends of $0.578 per Series A preferred share. All of the preferred dividends for the years ended December 31, 2004, 2003, and 2002 were reported for tax purposes as 100% ordinary income.

     Pursuant to the Partnership Agreement of the Partnership, the holders of limited partnership units have certain redemption rights (the “Redemption Rights”), which enable them to cause the Partnership to redeem their units in the Partnership in exchange for shares of Common Stock on a one-for-one basis or, at the option of the Company, for an equivalent amount of cash. The number of shares issuable upon exercise of the Redemption Rights will be adjusted upon the occurrence of stock splits, mergers, consolidations or similar pro-rata share transactions, which otherwise would have the effect of diluting the ownership interests of the limited partners or the shareholders of the Company. As of December 31, 2004, the total number of partnership units outstanding and subject to redemption was 1,298,480.

11. Earnings Per Share:

     The following is a reconciliation of the net income (loss) applicable to common shareholders used in the net income (loss) per common share calculation to the net income (loss) assuming dilution used in the net income (loss) per common share – assuming dilution calculation:

	2004	2003	2002
Net income	$16,883	$7,705	$902
Less: preferred shares distribution	7,315	6,938	6,938
Less: loss on redemption of Series A Preferred Stock	1,720	—	—

Net income (loss) applicable to common shareholders	7,848	767	(6,036)
Plus: income allocation to minority interest	386	89	—

Net income (loss) assuming dilution	$8,234	$856	$(6,036)

     The following is a reconciliation of the weighted average shares used in net income (loss) per common share to the weighted average shares used in net income (loss) per common share – assuming dilution:

	Year Ended December 31,
	2004	2003	2002
Weighted average number of common shares	26,224	21,770	19,308
Weighted average partnership units with redemption rights	1,298	1,298	—
Stock options and stock grants	33	18	—

Weighted average number of common shares assuming dilution	27,555	23,086	19,308

     As of December 31, 2002, there were 1,298,480 partnership units outstanding and subject to redemption, 795,000 stock options outstanding, and 99,160 unvested stock grants outstanding, which were antidilutive.

12. Stock Incentive Plan:

     During 1998, the Company amended the Winston Hotels, Inc. Stock Incentive Plan (the “Plan”). The amendment increased the number of shares of Common Stock that may be issued under the Plan to 1,600,000 shares plus an annual increase to be added as of January 1 of each year, beginning January 1, 1999, equal to the lesser of (i) 500,000 shares; (ii) 8.5% of any increase in the number of authorized and issued shares (on a fully diluted basis) since the immediately preceding January 1; or (iii) a lesser number determined by the Board of Directors. The Plan permits the grant of incentive or nonqualified stock options, stock appreciation rights, stock awards and performance shares to participants. Under the Plan, the Compensation Committee of the Company determines the exercise price of an option. In the case of incentive stock options, the exercise price cannot be less than the market price of the Company’s Common Stock on the date of grant and the maximum term of an incentive stock option is ten years. Stock options and stock awards are granted upon approval of the Compensation Committee and generally are subject to vesting over a period of years. The number of securities that remain available for future issuance under the Plan totaled 1,723,270 as of December 31, 2004.

     During 2004, 2003 and 2002, the Company granted awards of Common Stock to certain executive officers and Vice Presidents. The total numbers of shares granted were 74,434, 84,326, and 115,000, respectively. Of the total 115,000 shares granted during 2002, 40,000 were forfeited. Of the total 84,326 shares granted in 2003, 39,926 shares vested immediately. All other shares granted in

2004, 2003, and 2002 vested 20% immediately and 20% on the anniversary of the grant date over each of the next four years. Recipients of the awards of Common Stock have the option to defer ownership of, and tax obligations on the value of, the stock until a future date. In doing so, the Company retains ownership of the Common Stock for the benefit of the employee, and records treasury stock with an offsetting liability to the recipient. Both of these accounts offset each other within the Company’s stockholder’s equity. The total cost value of the shares deferred totaled $1,970 as of December 31, 2004.

     On January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 123, “Accounting for Stock Based Compensation” (“SFAS 123”). Under the recognition and measurement principles of APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related Interpretations, and as permitted by SFAS 123, no compensation cost has been recognized for options granted under the Plan. Had the fair value method been used to determine compensation cost, the impact on the Company’s 2004, 2003 and 2002 net income would have been a decrease of $1, $18, and $90, respectively, and a corresponding decrease in net income (loss) per Common Share of $0.00, $0.00 and $0.01, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants in 2000: dividend of $1.12; expected volatility of 26.1%; risk-free interest rate of 5.5%, and an expected life of five years for all options. The estimated weighted average fair value per share of the options granted in 2000 was $0.24. There were no options granted in 2004, 2003, 2002 or 2001.

     A summary of the status of stock options granted under the Plan as of December 31, 2004, 2003 and 2002, and changes during the years ended on those dates, is presented below:

	2004		2003		2002
		Weighted		Weighted		Weighted
		Average		Average		Average
	Shares	Exercise Price	Shares	Exercise Price	Shares	Exercise Price
Outstanding at beginning of year	795,000	$11.07	795,000	$11.07	1,055,000	$11.13
Granted	—	—	—	—	—	—
Exercised	—	—	—	—	—	—
Forfeited	(643,000)	11.04	—	—	(260,000)	11.31

Outstanding at end of year	152,000	$11.20	795,000	$11.07	795,000	$11.07

Options exercisable at year-end	152,000		788,750		730,500

     The following table summarizes information about the Plan at December 31, 2004:

Exercise			Average Remaining
Price	Options Outstanding	Options Exercisable	Contractual Life (years)
$ 9.38	12,000	12,000	4.4
$11.31	50,000	50,000	0.8
$11.38	90,000	90,000	1.0

13. Commitments:

     The Company leases its corporate office under a non-cancelable operating lease. Under the terms of the lease, the Company makes lease payments through May 2010. Commitments for minimum rental payments are as follows:

Year ending December 31:	Amount
2005	$70
2006	384
2007	394
2008	404
2009	414
Thereafter	174

Total	$1,840

     As of December 31, 2004, the Company had sublease commitments from third party lessees as follows: 2005 — $104, 2006 — $100, 2007 — $103, 2008 — $105, 2009 — $108, and thereafter — $45. Rental expense for the years ended December 31, 2004, 2003 and 2002 was $302, $344, and $348, respectively. Sublease income for the years ended December 31, 2004, 2003, and 2002 was $129 , $71, and $25, respectively.

     As discussed in Note 1, between July 2002 and December 2004, the Company acquired all of the third party leases for its wholly-owned hotels. Under the terms of the percentage leases, the Company’s third party lessees were obligated to pay the Company the greater of base rents or percentage rents. The Company earned minimum base rents of $424, $2,559, and $19,145 for the years ended December 31, 2004, 2003 and 2002, respectively, and percentage rents of $0, $62, and $10,773 for the years ended December 31, 2004, 2003, and 2002, respectively. The percentage rents are based on percentages of gross room revenue and certain food and beverage revenues of the lessees.

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

     For one of the hotels, the Company leases the land under an operating lease, which expires on December 31, 2062. Expenses incurred in 2004, 2003 and 2002 related to this land lease totaled $253, $212, and $307, respectively. Minimum future rental payments contractually due by the Company under this lease are as follows: 2005 — $110, 2006 — $110, 2007 — $110, 2008 — $110, 2009 - $110 and thereafter — $5,830.

     The Company operates in a manner intended to enable it to qualify as a REIT under the Internal Revenue Code. A REIT which distributes at least 90% of its taxable income to its shareholders each year and which meets certain other conditions is not taxed on that portion of its taxable income that is distributed to its shareholders. Based on the Company’s 2004 taxable income to shareholders, we were required to distribute approximately $20,428 in order to maintain our REIT status as described above. We distributed approximately $16,601 to common shareholders and $7,315 to preferred shareholders, which exceeded our required distributions.

14. Disclosures about Fair Value of Financial Instruments:

     The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value:

Class of Financial Instrument	Method and/or Assumption
Cash, lease revenue receivable, accounts and notes receivable, accounts payable and accrued expenses:	Carrying amount approximates fair value.
Interest rate swap agreement:	Fair value is estimated by obtaining quotes from brokers.
Long-term debt – GE Capital Corporation:	Fair value is estimated based on current rates offered to the Company for debt of the same remaining maturities.
Long-term debt – consolidated joint ventures, due to banks:	Carrying amount approximates fair value.

The estimated fair values of the Company’s financial instruments are as follows:

	2004		2003
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Liabilities:
Long-term debt - GE Capital Corporation	$75,140	$76,009	$65,031	$67,368
Long-term debt - consolidated joint ventures	$12,935	$12,935	$26,253	$26,253
Due to banks	$66,850	$66,850	$29,200	$29,200
Interest rate swap in a net liability position	$—	$—	$33	$33

15. Discontinued Operations

     The Company adopted Statement of Financial Accounting Standard No. 144 (“SFAS No. 144”) effective January 1, 2002 which requires, among other things, that the operating results of certain real estate assets which have been sold subsequent to January 1, 2002, or otherwise qualify as held for sale (as defined by SFAS No. 144), be included in discontinued operations in the statements of operations for all periods presented. During 2003 and 2004, the Company’s Board of Directors authorized management of the Company to sell the Greenville, SC Comfort Inn and the Chester, VA Comfort Inn, respectively, both of which are classified as “held for sale” on the Company’s Consolidated Balance Sheet as of December 31, 2004. Both of these properties were sold in January 2005. Two of the Company’s wholly-owned hotels were sold during 2004, none during 2003, and four during 2002. The operating results for these hotels are included in discontinued operations in the statements of operations for all periods presented. The Company has elected not to allocate interest expense to the results of the discontinued operations in accordance with SFAS No. 144. These changes have resulted in certain reclassifications to the 2003 and 2002 financial statement amounts.

     Condensed financial information of the results of operations for the hotels sold and classified as “held for sale” are included in discontinued operations is as follows:

	2004	2003	2002
Total revenue	$4,534	$6,097	$5,954
Total expenses	3,981	5,456	4,883

Income from discontinued operations	553	641	1,071
Allocation to minority interest - income from discontinued operations	30	47	64
Gain (loss) on sale of discontinued operations	16	—	(764)
Allocation to minority interest - gain (loss) on sale of discontinued operations	1	—	(46)
Loss on impairment of asset held for sale	(462)	(2,583)	—
Allocation to minority interest - loss on impairment of asset held for sale	22	153	—
Income tax expense (benefit)	(88)	(229)	93

Income (loss) from discontinued operations	$186	$(1,607)	$196

16. Quarterly Financial Data (Unaudited):

     Summarized unaudited quarterly results of operations for the years ended December 31, 2004 and 2003 are as follows:

2004	First	Second	Third	Fourth
Total revenue	$32,847	$36,710	$36,694	$34,387
Total expenses	29,933	31,192	32,337	31,900

Income before allocation to minority interest, allocation to consolidated joint ventures, income tax benefit, and equity in income (loss) of unconsolidated joint ventures	2,914	5,518	4,357	2,487
Income (loss) allocation to minority interest	(6)	180	143	60
Income (loss) allocation to consolidated joint ventures	184	78	(52)	45
Income tax benefit	(672)	(280)	(501)	(661)
Equity in income (loss) of unconsolidated joint ventures	(21)	(33)	(31)	24

Income from continuing operations	3,387	5,507	4,736	3,067
Discontinued operations
Earnings from discontinued operations, net	118	298	169	26
Gain (loss) on sale of discontinued operations	285	(270)	—	—
Loss on impairment of asset held for sale	(23)	(24)	(2)	(391)

Net income	3,767	5,511	4,903	2,702
Preferred stock distribution	(1,795)	(1,840)	(1,840)	(1,840)
Loss on redemption of Series A Preferred Stock	(1,720)	—	—	—

Net income available to common shareholders	$252	$3,671	$3,063	$862

Income (loss) per common share:
Basic and diluted:
Income from continuing operations	$—	$0.14	$0.11	$0.04
Income (loss) from discontinued operations	0.01	—	0.01	(0.01)

Net income per common share	$0.01	$0.14	$0.12	$0.03

2003	First	Second	Third	Fourth
Total revenue	$29,205	$32,722	$32,596	$29,282
Total expenses	28,460	29,559	30,837	28,509

Income before allocation to minority interest, allocation to consolidated joint ventures, income tax benefit, and equity in income (loss) of unconsolidated joint ventures	745	3,163	1,759	773
Income (loss) allocation to minority interest	(22)	90	114	14
Loss allocation to consolidated joint ventures	—	—	(10)	(26)
Income tax benefit	(484)	(135)	(1,039)	(609)
Equity in income (loss) of unconsolidated joint ventures	135	(81)	499	640

Income from continuing operations	1,386	3,127	3,193	2,034
Discontinued operations
Earnings from discontinued operations, net	147	270	273	133
Loss on impairment of asset held for sale	—	—	(2,366)	(64)

Income before cumulative effect of change in accounting principle	1,533	3,397	1,100	2,103
Cumulative effect of change in accounting principle-net	—	—	—	(428)

Net income	1,533	3,397	1,100	1,675
Preferred stock distribution	(1,734)	(1,734)	(1,734)	(1,736)

Net income (loss) available to common shareholders	$(201)	$1,663	$(634)	$(61)

Income (loss) per common share:
Basic and diluted:
Income (loss) from continuing operations	$(0.02)	$0.07	$0.07	$0.02
Income (loss) from discontinued operations	0.01	0.01	(0.10)	—
Loss from cumulative effect of change in accounting principle - net	—	—	—	(0.02)

Net income (loss) per common share	$(0.01)	$0.08	$(0.03)	$—

17. Subsequent Events:

Hotel Sales

     The Company sold two hotels during January 2005. The Chester, VA Comfort Inn was sold for $5.2 million in cash, net of closing costs. The Greenville, SC Comfort Inn was sold for $1.8 million, net of closing costs, of which the Company received approximately $0.4 million in cash proceeds and a note receivable for $1.425 million. The note requires fixed principal payments over five years and bears interest at a rate of prime plus 1.5%. Both of these properties were held for sale as of December 31, 2004. Estimated impairment losses have been recorded during 2004 and 2003 on these two hotels such that no material gain or loss will be recognized in 2005 related to these sales.

Hotel Loans

     Albany, NY Hampton Inn & Suites. In February 2005, the Company issued a $3.375 million mezzanine loan to finance the development of a 165-room Hampton Inn & Suites in Albany, NY. M&T Realty provided an $11.5 million first mortgage loan. The Company’s loan is subordinate to the M&T Realty first mortgage loan. The term of the Company’s loan is 6.5 years. During the term of the loan, interest will be payable at 30-day LIBOR plus 9.41%. In addition during this period, interest in the amount of 4.00% shall accrue and be added to the outstanding principal balance thereof, and shall be due and payable upon repayment of the loan. Interest will not be paid on the accrued interest.

     Florida Hotels. In March 2005, the Company purchased from Lehman Brothers $2.8 million of B-notes for $2.3 million. The fixed-rate notes are secured by second mortgages on three hotels with a weighted average yield at the time of purchase of 9.3%, and have a remaining term of approximately six years. The three B-Notes, which are debt subordinated to the first mortgage “A” note, are cross-collateralized. The A note is secured by the first mortgages on each of the three assets, which are held in a CMBS trust. The loans are secured by a 146-room Springhill Suites and a 91-room TownePlace Suites, both in Boca Raton, FL, and a 95-room TownePlace Suites in Fort Lauderdale, FL.

GECC Line of Credit

     On March 11, 2005, the Company, through its wholly-owned subsidiary, Winston SPE II LLC (“SPE II”), entered into a five-year credit facility with GECC (the “GE Line”). The Company subsequently borrowed funds under the GE Line on March 14, 2005 and used these funds to pay off all outstanding debt under the Company’s previous $125 million line of credit, terminating this prior credit facility. The GE Line provides for revolving loan commitments and letters of credit up to $155 million. The GE Line bears interest at rates from LIBOR plus 1.75% to 2.50%, based on the ratio of the underwritten net operating income of the hotels that collateralize the GE Line to the outstanding principal debt balance. The current rate is LIBOR plus 2.00%.

WINSTON HOTELS, INC.

SCHEDULE II — VALUATION AND QUALIFYING DISCOUNTS
For the Years Ended December 31, 2004, 2003 and 2002
($ in thousands)

		Additions
	Balance at	Charged to	Charged to		Balance at
	January 1,	costs and	other		end of
Description	2004	expenses	accounts	Deductions	period

Allowance for doubtful accounts — hotel receivables	103	179	—	171	111

Allowance for doubtful accounts — notes receivable	—	—	—	—	—

		Additions
	Balance at	Charged to	Charged to		Balance at
	January 1,	costs and	other		end of
Description	2003	expenses	accounts	Deductions	period

Allowance for doubtful accounts — hotel receivables	110	114	—	121	103

Allowance for doubtful accounts — notes receivable	—	—	—	—	—

		Additions
	Balance at	Charged to	Charged to		Balance at
	January 1,	costs and	other		end of
Description	2002	expenses	accounts (1)	Deductions	period

Allowance for doubtful accounts — hotel receivables	—	60	66	16	110

Allowance for doubtful accounts — notes receivable	—	250	—	250	—

(1)	-	Balance represents allowance for doubtful accounts balance assumed as part of the Company’s acquisition of the leasehold interests for 47 hotels from MeriStar effective July 1, 2002.

WINSTON HOTELS, INC

SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION
as of December 31, 2004
($ in thousands)

				Cost Capitalized Subsequent
		Initial Cost		to Acquisition		Gross Amounts Carried at Close of Period
												Life Upon
												Which
												Depreciation
									Accumulated	Net Book Value		in Latest
									Depreciation	Land, Buildings		Income
	Encum-		Buildings and		Buildings and		Buildings and		Buildings and	and	Date of	Statement is
Description	brances	Land	Improvements	Land	Improvements	Land	Improvements	Total	Improvements	Improvements	Acquisition	Computed

Hampton Inn Boone, NC	(a)	$264	$2,750	$161	$918	$425	$3,668	$4,093	$1,496	$2,597	6/2/94	30
Hampton Inn Brunswick, GA	(a)	716	3,887	30	919	746	4,806	5,552	1,829	3,723	6/2/94	30
Hampton Inn Cary, NC	(a)	613	4,596	43	1,142	656	5,738	6,394	2,359	4,035	6/2/94	30
Hampton Inn Charlotte, NC	(b)	833	3,609	60	617	893	4,226	5,119	1,577	3,542	6/2/94	30
Hampton Inn Durham, NC	(a)	634	4,582	48	1,516	682	6,098	6,780	2,274	4,506	6/2/94	30
Hampton Inn & Suites Gwinnett, GA	(b)	557	6,959	55	352	612	7,311	7,923	2,076	5,847	7/18/96	30
Hampton Inn Hilton Head, SC	(a)	310	3,969	51	1,309	361	5,278	5,639	1,898	3,741	11/29/94	30
Hampton Inn Jacksonville, NC	(a)	473	4,140	47	705	520	4,845	5,365	1,789	3,576	6/2/94	30
Hampton Inn Las Vegas, NV	(a)	—	—	—	—	—	—	—	—	—	5/20/98	—
Hampton Inn Perimeter , GA	(b)	914	6,293	3	252	917	6,545	7,462	1,814	5,648	7/19/96	30
Hampton Inn Ponte Vedra, FL	(c)	1,506	5,218	61	428	1,567	5,646	7,213	923	6,290	12/1/00	30
Hampton Inn Raleigh, NC	(b)	697	5,955	44	1,487	741	7,442	8,183	2,532	5,651	5/18/95	30
Hampton Inn Southlake, GA	(a)	680	4,065	68	818	748	4,883	5,631	1,906	3,725	6/2/94	30
Hampton Inn W. Springfield, MA	(b)	916	5,253	6	941	922	6,194	7,116	1,599	5,517	7/14/97	30
Hampton Inn White Plains, NY	(b)	1,382	10,763	70	770	1,452	11,533	12,985	2,877	10,108	10/29/97	30
Hampton Inn Wilmington, NC	(a)	—	—	—	—	—	—	—	—	—	6/2/94	—
Comfort Inn Charleston, SC	(b)	438	5,853	39	2,416	477	8,269	8,746	2,448	6,298	5/18/95	30
Comfort Inn Chester, VA	(a)	—	—	—	—	—	—	—	—	—	11/29/94	—

				Cost Capitalized Subsequent
		Initial Cost		to Acquisition		Gross Amounts Carried at Close of Period
												Life Upon
												Which
												Depreciation
									Accumulated	Net Book Value		in Latest
									Depreciation	Land, Buildings		Income
	Encum-		Buildings and		Buildings and		Buildings and		Buildings and	and	Date of	Statement is
Description	brances	Land	Improvements	Land	Improvements	Land	Improvements	Total	Improvements	Improvements	Acquisition	Computed

Comfort Inn Durham, NC	(a)	947	6,208	44	666	991	6,874	7,865	2,456	5,409	11/29/94	30
Comfort Inn Fayetteville, NC	(a)	1,223	8,047	18	832	1,241	8,879	10,120	3,063	7,057	11/29/94	30
Comfort Inn Wilmington, NC	(a)	532	5,889	36	937	568	6,826	7,394	2,714	4,680	6/2/94	30
Comfort Suites Orlando, FL	(b)	1,357	10,180	51	1,209	1,408	11,389	12,797	2,985	9,812	5/1/97	30
Homewood Suites Alpharetta, GA	(a)	985	6,621	51	168	1,036	6,789	7,825	1,715	6,110	5/22/98	30
Homewood Suites Cary, NC	(b)	1,010	12,367	72	908	1,082	13,275	14,357	3,844	10,513	7/9/96	30
Homewood Suites Clear Lake, TX	(b)	879	5,978	9	346	888	6,324	7,212	1,746	5,466	9/13/96	30
Homewood Suites Durham, NC	(a)	1,074	6,136	(95)	866	979	7,002	7,981	1,469	6,512	11/14/98	30
Homewood Suites Lake Mary, FL	(a)	871	6,987	35	407	906	7,394	8,300	1,632	6,668	11/4/98	30
Homewood Suites Phoenix, AZ	(a)	1,402	9,763	50	213	1,452	9,976	11,428	2,206	9,222	6/1/98	30
Homewood Suites Raleigh, NC	(a)	1,008	10,076	34	571	1,042	10,647	11,689	2,405	9,284	3/9/98	30
Holiday Inn Express Abingdon, VA	(a)	918	2,263	(472)	569	446	2,832	3,278	731	2,547	5/7/96	30
Holiday Inn Express Clearwater, FL	(a)	510	5,854	72	1,125	582	6,979	7,561	1,802	5,759	8/6/97	30
Holiday Inn Select Dallas, TX	(a)	1,060	13,615	160	3,559	1,220	17,174	18,394	5,130	13,264	5/7/96	30
Holiday Inn Secaucus, NJ	(a)	—	13,699	—	1,433	—	15,132	15,132	3,677	11,455	5/27/98	30
Holiday Inn Tinton Falls, NJ	(a)	1,261	4,337	10	1,790	1,271	6,127	7,398	1,507	5,891	4/21/98	30
Courtyard by Marriott Ann Arbor, MI	(b)	902	9,850	62	1,181	964	11,031	11,995	2,861	9,134	9/30/97	30
Courtyard by Marriott Chapel Hill, NC	(e)	1,535	9,156	—	—	1,535	9,156	10,691	87	10,604		30
Courtyard by Marriott Houston, TX	(a)	1,211	9,154	117	2,263	1,328	11,417	12,745	3,053	9,692	7/14/97	30
Courtyard by Marriott Roanoke, VA	n/a	1,194	9,781	—	—	1,194	9,781	10,975	30	10,945		30
Courtyard by Marriott Wilmington, NC	(b)	742	5,907	19	270	761	6,177	6,938	1,625	5,313	12/19/96	30
Courtyard by Marriott Winston-Salem, NC	(a)	915	5,202	15	616	930	5,818	6,748	1,025	5,723	10/3/98	30

				Cost Capitalized Subsequent		Gross Amount Carried
		Initial Cost		to Acquisition		at Close of Period
												Life Upon
												Which
										Net		Depreciation
									Accumulated	Book Value		in Latest
									Depreciation	Land,		Income
	Encum-		Buildings and		Buildings and		Buildings and		Buildings and	Buildings and	Date of	Statement is
Description	brances	Land	Improvements	Land	Improvements	Land	Improvements	Total	Improvements	Improvements	Acquisition	Computed

Hilton Garden Inn Albany, NY	(a)	1,168	11,236	64	78	1,232	11,314	12,546	2,516	10,030	5/8/98	30
Hilton Garden Inn Alpharetta, GA	(a)	1,425	11,719	31	153	1,456	11,872	13,328	2,689	10,639	3/17/98	30
Hilton Garden Inn Evanston, IL	(d)	2,225	15,620	39	3,083	2,264	18,703	20,967	1,447	19,520	7/1/01	30
Hilton Garden Inn Raleigh, NC	(a)	1,901	9,209	35	144	1,936	9,353	11,289	2,046	9,243	5/8/98	30
Hilton Garden Inn Windsor, CT	n/a	2,031	11,238	18	(528)	2,049	10,710	12,759	1,261	11,498	9/1/00	30
Quality Suites Charleston, SC	(b)	912	11,224	7	1,109	919	12,333	13,252	4,242	9,010	5/18/95	30
Residence Inn Phoenix, AZ	(b)	2,076	13,311	95	897	2,171	14,208	16,379	3,216	13,163	3/3/98	30
Fairfield Inn Ann Arbor, MI	(a)	542	3,743	103	741	645	4,484	5,129	1,155	3,974	9/30/97	30

		$44,749	$342,262	$1,466	$40,196	$46,215	$382,458	$428,673	$95,732	$332,941

(a)	As of December 31, 2004, property served as collateral for the $125,000 line of credit (see Note 7).

(b)	As of December 31, 2004, property served as collateral for the $71,000 note through GE Capital Corporation (see Note 7).

(c)	As of December 31, 2004, property served as collateral for the $5,100 note through GE Capital Corporation (see Note 7).

(d)	As of December 31, 2004, property served as collateral for the $12,300 note through GE Capital Corporation (see Note 7).

(e)	As of December 31, 2004, property served as collateral for the $9,040 term note through GE Capital Corporation (see Note 7).

WINSTON HOTELS, INC.

NOTES TO SCHEDULE III

	2004	2003
(a) Reconciliation of Real Estate:
Balance at beginning of period	$421,897	$384,859
Acquisitions during period	21,666	—
Dispositions during period	(13,438)	—
Consolidation of Joint Ventures	—	39,041
Reclassification to held for sale	(7,678)	(5,969)
Additions during period	6,226	3,966

Balance at end of period	$428,673	$421,897

(b) Reconciliation of Accumulated Depreciation:
Balance at beginning of period	89,087	75,212
Depreciation for period	12,296	12,772
Dispositions during period	(3,181)	—
Consolidation of Joint Ventures	—	2,631
Reclassification to held for sale	(2,470)	(1,528)

Balance at end of period	$95,732	$89,087

(c) The aggregate cost of land, buildings and improvements for federal income tax purposes is approximately $397,074.

WINSTON HOTELS, INC.

SCHEDULE IV — MORTGAGE LOANS ON REAL ESTATE
As of December 31, 2004
($ in thousands)

	Mortgage Loans on Real Estate at Close of Period					Interest Earned on Mortgages
			Amount of Prinicpal
		Carrying	Unpaid at Close of Period		Amount of		Interest Income Earned
		Amount of		Subject to	Mortgage Being	Interest Due and Accrued	During the Year Ended
Description	Prior Liens	Mortgages	Total	Delinquent Interest	Forclosed	as of December 31, 2004	December 31, 2004

Cornhusker Square Hotel, Lincoln NB (1)	—	6,000	6,000	—	—	176	495
Radisson Kauai Resort, Kauai HI (2)	—	6,000	6,000	—	—	46	46

	—	12,000	12,000	—	—	222	541

(1)	- This mortgage is subordinate to a $10,850 first mortgage.

(2)	- This mortage is part of a $38 million senior participating note.

Reconcoliation of Carrying Amount of Mortgages:
Balance at beginning of period	—
Additions during period:
New mortgage loans	12,000
Other	—
Deductions during period:
Collections of principal	—
Foreclosures	—
Cost of mortgages sold	—
Amortization of premium	—
Other	—

Balance at close of period	12,000

INDEX TO EXHIBITS

Exhibit	Description
3.1	Restated Articles of Incorporation, as amended (Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q or filed with the Securities and Exchange Commission on August 4, 1999 and Exhibit 4.4(b) to the Company’s Registration Statement on Form 8-A as filed with the Securities and Exchange Commission on January 30, 2004.

3.2	Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 19, 2001).

4.1	Specimen certificate for Common Stock (Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-11 as filed with the Securities and Exchange Commission (Registration No. 33-76602) effective May 25, 1994).

4.2	Specimen certificate for 8.00% Series B Cumulative Preferred Stock (Incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form 8-A as filed with the Securities and Exchange Commission on January 30, 2004).

4.3	Form of Articles of Amendment to the Restated Articles of Incorporation Establishing and Fixing the Rights and Preferences of the 8.00% Series B Cumulative Preferred Stock (Incorporated by reference to Exhibit 4.4(b) to the Company’s Registration Statement on Form 8-A as filed with the Securities and Exchange Commission on January 30, 2004).

10.1	Second Amended and Restated Agreement of Limited Partnership of WINN Limited Partnership (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on July 24, 1997).

10.2	Amendment No. 1 dated September 11, 1997, to Second Amended and Restated Agreement of Limited Partnership of WINN Limited Partnership (Incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on September 15, 1997).

10.3	Amendment No. 2 dated December 31, 1997, to Second Amended and Restated Agreement of Limited Partnership of WINN Limited Partnership (Incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 27, 1998 and as amended by Form 10-K/A filed with the Securities and Exchange Commission on April 1, 1998).

10.4	Amendment No. 3 dated September 14, 1998, to Second Amended and Restated Agreement of Limited Partnership of WINN Limited Partnership (Incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 17, 2000).

10.5	Amendment No. 4 dated October 1, 1999, to Second Amended and Restated Agreement of Limited Partnership of WINN Limited Partnership (Incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on November 12, 1999).

10.6	Amendment No. 5 dated as of January 1, 2002, to Second Amended and Restated Agreement of Limited Partnership of WINN Limited Partnership (Incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 15, 2002).

10.7	Amendment No. 6 dated as of April 2, 2002, to Second Amended and Restated Agreement of Limited Partnership of WINN Limited Partnership (Incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 14, 2003).

Exhibit	Description
10.8	Amendment No. 7 dated as of October 10, 2003, to Second Amended and Restated Agreement of Limited Partnership of WINN Limited Partnership (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on November 12, 2003).

10.9	Amendment No. 8 dated as of February 24, 2004, to Second Amended and Restated Agreement of Limited Partnership of WINN Limited Partnership (Incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 12, 2004).

10.10	Limitation of Future Hotel Ownership and Development Agreement (Incorporated by reference to Exhibit 10.37 to the Company’s Registration Statement on Form S-11 as filed with the Securities and Exchange Commission (Registration No. 33-91230) effective May 11, 1995).

10.11	Winston Hotels, Inc. Stock Incentive Plan as amended May 1998 (Incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-8 as filed with the Securities and Exchange Commission on July 29, 1998 (Registration No. 333-60079)).

10.12	Amendments to Winston Hotels, Inc. Stock Incentive Plan as Amended May 1998 (Incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on October 14, 2003).

10.13	Amended and Restated Winston Hotels, Inc. Executive Deferred Compensation Plan (Incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on October 14, 2003).

10.14	Loan Agreement by and between Winston SPE LLC and CMF Capital Company LLC dated November 3, 1998 (Incorporated by reference to Exhibit 10.01 to the Company’s Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on November 16, 1998 and as amended on Form 10-Q/A filed with the Securities and Exchange Commission on February 23, 1999).

10.15	Promissory note dated November 3, 1998 by and between Winston SPE LLC and CMF Capital Company, LLC (Incorporated by reference to Exhibit 10.02 to the Company’s Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on November 16, 1998 and as amended on Form 10-Q/A filed with the Securities and Exchange Commission on February 23, 1999).

10.16	Second Amended and Restated Syndicated Credit Agreement, dated as of December 19, 2001, among Wachovia Bank, N.A., Branch Banking and Trust Company, SouthTrust Bank, N.A., Centura Bank, Winston Hotels, Inc., WINN Limited Partnership and Wachovia Bank, N.A. as Agent (the “Credit Agreement”) (Incorporated by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 15, 2002).

10.17	Fifth Amendment to Second Amended and Restated Syndicated Credit Agreement, dated as of September 8, 2003 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on October 2, 2003).

10.18	Sixth Amendment to Second Amended and Restated Syndicated Credit Agreement, dated as of December 13, 2004.

10.19	Master Repurchase Agreement Between Marathon Structured Finance Fund, LP and Winston Finance Partners LLC dated as of October 5, 2004 (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on October 12, 2004).

10.20	Loan Agreement dated as of March 11, 2005 by and between Winston SPE II LLC and General

Exhibit	Description
Electric Capital Corporation.

10.21	Form of Mortgage Security Agreement and Fixture Filing dated March 11, 2005 by Winston SPE II LLC.

10.22	Form of Deed of Trust, Security Agreement and Fixture Filing dated March 11, 2005 by Winston SPE II LLC.

10.23	Amended and Restated Promissory Note, dated as of December 19, 2001, from Winston Hotels, Inc. and WINN Limited Partnership to Wachovia Bank, N.A. for the principal sum of $48,000,000 pursuant to the Credit Agreement (Incorporated by reference to Exhibit 10.19 to the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 15, 2002).

10.24	Amended and Restated Promissory Note, dated as of December 19, 2001, from Winston Hotels, Inc. and WINN Limited Partnership to Branch Banking and Trust Company for the principal sum of $40,000,000 pursuant to the Credit Agreement (Incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 15, 2002).

10.25	Amended and Restated Promissory Note, dated as of December 19, 2001, from Winston Hotels, Inc. and WINN Limited Partnership to SouthTrust Bank, N.A. for the principal sum of $22,000,000 pursuant to the Credit Agreement (Incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 15, 2002).

10.26	Amended and Restated Promissory Note, dated as of December 19, 2001, from Winston Hotels, Inc. and WINN Limited Partnership to Centura Bank for the principal sum of $15,000,000 pursuant to the Credit Agreement (Incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 15, 2002).

10.27	Extension Agreement; Second Modification Agreement of Form of Deed of Trust, Assignment of Rents, Security Agreement and Financing Statement used to secure certain obligations under the Credit Agreement (not including certain variations existing in the different states where the properties are located) (Incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 15, 2002).

10.28	Leasehold Acquisition Agreement, dated as of June 28, 2002, by and among Winston Hotels, Inc., CapStar Winston Company, LLC, MeriStar Management Company, LLC, Barclay Hospitality Services Inc. and certain affiliates of the foregoing parties (Incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on July 15, 2002).

10.29	Termination Agreement between Barclay Hospitality Services Inc. and Interstate Management and Investment Corporation, dated as of July 1, 2003 (Incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on August 13, 2003).

10.30	Form Master Lease Agreement dated as of January 1, 2005 with Barclay Hospitality Services, Inc., our TRS Lessee.

10.31	Hotel Management Agreement, dated July 1, 2002, by and between Barclay Hospitality Services, Inc. and MeriStar Management Company, L.L.C. (Incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on July 15, 2002).

10.32	Hotel Management Agreement by and between Barclay Hospitality Services, Inc. and Alliance Hospitality Management, LLC, dated as of July 1, 2003 (Incorporated by reference to Exhibit 10.2 to

Exhibit	Description
the Company’s Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on August 13, 2003).

10.33	Employment Agreement, dated January 2, 2003, by and between Robert W. Winston, III and Winston Hotels, Inc. (Incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 14, 2003).

10.34	Amendment No. 1 dated January 1, 2005 to Employment Agreement, dated January 2, 2003, by and between Robert W. Winston, III and Winston Hotels, Inc.

10.35	Employment Agreement dated January 2, 2003, by and between Kenneth R. Crockett and Winston Hotels, Inc. (Incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 14, 2003).

10.36	Amendment No. 1 dated January 1, 2005 to Employment Agreement dated January 2, 2003, by and between Kenneth R. Crockett and Winston Hotels, Inc.

10.37	Employment Agreement dated January 2, 2003, by and between Joseph V. Green and Winston Hotels, Inc. (Incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 14, 2003).

10.38	Amendment No. 1 dated January 1, 2005 to Employment Agreement dated January 2, 2003, by and between Joseph V. Green and Winston Hotels, Inc.

10.39	Employment Agreement dated March 30, 2004, by and between Brent V. West and Winston Hotels, Inc.

10.40	Amendment No. 1 dated January 1, 2005 to Employment Agreement dated March 30, 2004, by and between Brent V. West and Winston Hotels, Inc.

10.41	Employment Agreement dated March 30, 2004, by and between James P. Frey and Winston Hotels, Inc.

10.42	Amendment No. 1 dated January 1, 2005 to Employment Agreement, March 30, 2004, by and between James P. Frey and Winston Hotels, Inc.

10.43	Summary of 2004 and 2005 executive officer compensation (Incorporated by reference to the description in Item 1.01 of the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on February 7, 2005).

10.44	Summary of 2004 and 2005 Non-Employee Director compensation (Incorporated by reference to the description in Item 1.01 of the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on February 7, 2005).

21.1	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm (PricewaterhouseCoopers LLP).

31.1	Section 302 Certification of Chief Executive Officer.

31.2	Section 302 Certification of Chief Financial Officer.

32.1	Section 906 Certification of Chief Executive Officer.

32.2	Section 906 Certification of Chief Financial Officer.