Form 10-Q
period 2005-03-31
WINSTON HOTELS INC
filed 2005-05-10
CIK 920605

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005	Commission file number 0-23732

WINSTON HOTELS, INC.

(Exact name of registrant as specified in its charter)

North Carolina (State of incorporation)	56-1624289 (I.R.S. Employer Identification No.)

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

Yes ☑ No ☐

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes ☑ No ☐

The number of shares of Common Stock, $.01 par value, outstanding on April 30, 2005 was 26,513,427.

WINSTON HOTELS, INC.
Index

WINSTON HOTELS, INC.

CONSOLIDATED BALANCE SHEETS
 ($ in thousands, except per share amounts)

	March 31, 2005	December 31, 2004
	(unaudited)
ASSETS
Land	$46,334	$46,215
Buildings and improvements	383,766	382,458
Furniture and equipment	56,443	54,661

Operating properties	486,543	483,334
Less accumulated depreciation	138,965	134,261

	347,578	349,073
Properties under development	4,494	3,962

Net investment in hotel properties	352,072	353,035

Assets held for sale	—	7,037
Corporate furniture fixtures and equipment, net	393	397
Cash	7,441	4,115
Accounts receivable, net	3,046	2,676
Notes receivable	31,939	30,849
Investment in joint ventures	2,450	2,512
Deferred expenses, net	6,262	3,759
Prepaid expenses and other assets	9,287	7,976
Deferred tax asset	12,227	12,024

Total assets	$425,117	$424,380

LIABILITIES, MINORITY INTEREST AND SHAREHOLDERS’ EQUITY

Due to banks	$70,000	$66,850
Long-term debt	88,548	88,075
Accounts payable and accrued expenses	12,758	13,066
Distributions payable	6,012	5,994

Total liabilities	177,318	173,985

Minority interest	9,986	10,154

Shareholders’ equity:
Preferred stock, Series B, $.01 par value, 5,000,000 shares authorized, 3,680,000 shares issued and outstanding (liquidation preference of $93,840)	37	37
Common stock, $.01 par value, 50,000,000 shares authorized, 26,513,427 and 26,397,574 shares issued and outstanding	265	264
Additional paid-in capital	325,243	323,947
Unearned compensation	(2,031)	(1,145)
Distributions in excess of earnings	(85,701)	(82,862)

Total shareholders’ equity	237,813	240,241

Total liabilities, minority interest and shareholders’ equity	$425,117	$424,380

The accompanying notes are an integral part of the consolidated financial statements.

WINSTON HOTELS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Three Months Ended
	March 31, 2005	March 31, 2004

Operating revenue:
Rooms	$32,232	$28,845
Food and beverage	2,145	1,960
Other operating departments	849	988
Percentage lease revenue	—	692
Joint venture fee income	61	28

Total operating revenue	35,287	32,513

Hotel operating expenses:
Rooms	7,361	6,501
Food and beverage	1,738	1,469
Other operating departments	721	721
Undistributed operating expenses:
Property operating expenses	7,492	6,963
Real estate taxes and property and casualty insurance	1,812	1,639
Franchise costs	2,336	2,077
Maintenance and repair	2,083	1,799
Management fees	799	716
General and administrative	1,989	1,631
Depreciation	4,747	4,358
Amortization	256	328

Total operating expenses	31,334	28,202

Operating income	3,953	4,311

Other and interest income (expense)
Interest and other income	1,520	334
Interest expense	(2,407)	(1,731)

Income before allocation to minority interest in Partnership, allocation to minority interest in consolidated joint ventures, income taxes, and equity in income of unconsolidated joint ventures	3,066	2,914
(Income) loss allocation to minority interest in Partnership	(59)	6
Income allocation to minority interest in consolidated joint ventures	(128)	(184)
Income tax benefit	209	672
Equity in loss of unconsolidated joint ventures	(62)	(21)

Income from continuing operations	3,026	3,387
Discontinued operations:
Earnings from discontinued operations	37	118
Gain (loss) on sale of discontinued operations	(85)	285
Loss on impairment of asset held for sale	—	(23)

Net income	2,978	3,767
Preferred stock distribution	(1,840)	(1,795)
Loss on redemption of Series A Preferred Stock	—	(1,720)

Net income available to common shareholders	$1,138	$252

Weighted average number of common shares outstanding	27,601	27,578

Income per common share basic and diluted:
Income from continuing operations	$0.04	$—
Income from discontinued operations	—	0.01

Net income	$0.04	$0.01

Per share dividends to common shareholders	$0.15	$0.15

The accompanying notes are an integral part of the consolidated financial statements.

WINSTON HOTELS, INC.

UNAUDITED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2005
(in thousands, except per share amounts)

					Additional		Distributions	Total
	Preferred Stock		Common Stock		Paid-in	Unearned	In Excess of	Shareholders’
	Shares	Dollars	Shares	Dollars	Capital	Compensation	Earnings	Equity
Balances at December 31, 2004	3,680	$37	26,398	$264	$323,947	$(1,145)	$(82,862)	$240,241

Issuance of shares and other	—	—	115	1	1,296	(1,305)	—	(8)
Distributions ($0.15 per common share)	—	—	—	—	—	—	(3,977)	(3,977)
Distributions ($0.50 per preferred B share)	—	—	—	—	—	—	(1,840)	(1,840)
Unearned compensation amortization	—	—	—	—	—	419	—	419
Net income	—	—	—	—	—	—	2,978	2,978

Balances at March 31, 2005	3,680	$37	26,513	$265	$325,243	$(2,031)	$(85,701)	$237,813

The accompanying notes are an integral part of the consolidated financial statements.

WINSTON HOTELS, INC.

UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in thousands)

	Three Months Ended
	March 31, 2005	March 31, 2004

Cash flows from operating activities:
Net income	$2,978	$3,767
Adjustments to reconcile net income to net cash provided by operating activities:
Income allocation to minority interest	56	12
Income allocation to consolidated joint ventures	128	184
Depreciation	4,747	4,539
Amortization	256	329
Income tax benefit	(203)	(644)
Loss (gain) on sale of hotel properties	90	(299)
Loss on impairment of hotel properties	—	24
Loss allocations from unconsolidated joint ventures	62	21
Unearned compensation amortization	419	231
Changes in assets and liabilities:
Lease revenue receivable	—	179
Accounts receivable	(370)	(1,155)
Prepaid expenses and other assets	(1,311)	842
Accounts payable and accrued expenses	(308)	(3)

Net cash provided by operating activities	6,544	8,027

Cash flows from investing activities:
Note receivable	(5,700)	(2,400)
Receipt of note receivable paydown	6,035	—
Deferred acquisition costs	—	10
Acquisition of minority interest	—	(8,162)
Investment in hotel properties	(3,780)	(5,032)
Sale of hotel properties	5,527	3,350
Investment in unconsolidated joint ventures	—	(617)

Net cash provided by (used in) investing activities	2,082	(12,851)

Cash flows from financing activities:
Fees paid in connection with financing activities	(2,763)	(186)
Payment of distributions to shareholders	(5,799)	(6,734)
Payment of distributions to minority interest	(195)	(195)
Payment of distributions to minority interest in consolidated joint ventures	(166)	(467)
Proceeds from issuance of Series B Preferred shares, net	—	88,850
Redemption of Series A Preferred shares, net	—	(75,000)
Net increase in due to banks	3,150	8,700
Proceeds from long-term debt	940	1,117
Payment of long-term debt	(467)	(9,802)

Net cash provided by (used in) financing activities	(5,300)	6,283

Net increase in cash	3,326	1,459
Cash at beginning of period	4,115	5,623

Cash at end of period	$7,441	$7,082

Supplemental disclosure:
Cash paid for interest	$2,362	$1,746

Summary of non-cash investing and financing activities:
Distributions to shareholders declared but not paid	$5,817	$5,746
Distributions to minority interest declared but not paid	$195	$195
Deferred equity compensation	$1,305	$709
Interest rate swap adjustment to market value	$—	$33
Adjustment to minority interest due to issuance of common stock	$8	$27
Sale of hotel property for note receivable	$(1,425)	$—

The accompanying notes are an integral part of the consolidated financial statements.

WINSTON HOTELS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands, except per share amounts)

1.	ORGANIZATION

Winston Hotels, Inc., (the “Company”) headquartered in Raleigh, North Carolina, owns and develops hotel properties and owns interests in hotel properties through joint ventures, provides and purchases hotel loans, and provides hotel development and asset management services. The Company conducts substantially all of its operations through its operating partnership, WINN Limited Partnership, (the “Partnership”). The Company and the Partnership (together with the Partnership’s wholly-owned subsidiaries, Barclay Hospitality Services Inc. (“Barclay”), Winston SPE, LLC (“SPE”), Winston SPE II, LLC (“SPE II”), and Winston Finance LLC, are collectively referred to as the “Company”. As of March 31, 2005, the Company’s ownership in the Partnership was 95.33%. The Company operates so as to qualify as a real estate investment trust (“REIT”) for federal income tax purposes.

As of March 31, 2005, the Company owned or was invested in 50 hotel properties in 15 states having an aggregate of 7,011 rooms. This included 43 wholly owned properties with an aggregate of 6,088 rooms, a 49 percent ownership interest in one joint venture hotel with 118 rooms, a 48.8 percent ownership interest in one joint venture hotel with 147 rooms, and a 13.05 percent ownership interest in five joint venture hotels with an aggregate of 658 rooms. The Company had also issued loans to owners of 11 hotels with an aggregate of 1,780 rooms. The Company does not hold an ownership interest in any of the hotels for which it has provided financing. All of the hotels in which the Company holds an ownership interest are operated under franchises from nationally recognized franchisors including Marriott International, Inc., Hilton Hotels Corporation, Intercontinental Hotels Group PLC, (formerly Six Continents PLC) and Choice Hotels International.

Currently, Alliance Hospitality Management, LLC manages 40 of the Company’s 50 hotels, Concord Hospitality Enterprises Company manages four hotels, Promus Hotels, Inc., an affiliate of Hilton Hotels Corporation, manages three hotels, and New Castle Hotels, LLC, Noble Investment Group, Ltd., and Prism Hospitality Corp. each manage one hotel.

2.	BASIS OF PRESENTATION AND ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited consolidated financial statements reflect, in the opinion of management, all adjustments necessary for a fair statement of the results for the interim periods presented. All such adjustments are of a normal and recurring nature. Certain reclassifications have been made to the 2004 financial statements to conform to the 2005 presentation. These reclassifications have no effect on net income or shareholders’ equity previously reported. Due to the seasonality of the hotel business, the information for the three months ended March 31, 2005 and 2004 is not necessarily indicative of the results for a full year. This Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

Accounting for Long-Lived Assets

The Company evaluates the potential impairment of its individual long-lived assets, principally its wholly-owned hotel properties and the hotel properties in which it owns an interest through consolidated joint ventures in accordance with FASB No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”. The Company records an impairment charge when it believes an investment in hotels has been impaired, such that the Company’s estimate of future undiscounted cash flows, together with its estimate of an anticipated liquidation amount, would not recover the then current carrying value of the investment in the hotel property, or when the Company classifies a property as “held for sale” and the carrying value exceeds fair market value. The Company considers many factors and makes certain subjective assumptions when making this assessment, including but not limited to, general market and economic conditions, operating results over the past several years, the performance of similar properties in the same market and expected future operating results based on a variety of assumptions. Changes in market conditions or poor operating results of underlying investments could adversely impact the Company’s assumptions regarding future undiscounted cash flows and anticipated liquidation amounts therefore requiring an immediate material impairment charge. Further, the Company currently owns certain hotels for which the carrying value exceeds current market value. The Company does not believe an impairment charge for these hotels is appropriate at this time since the Company’s forecast of future undiscounted cash flows, including an anticipated liquidation amount, exceeds the current carrying value. The Company is continually looking for opportunities to upgrade its portfolio by selling older, lower performing hotels and replacing them with newer, higher yielding assets. Should the Company approve a plan to sell any of the hotels for which the carrying value exceeds fair market value, an impairment charge would be required at that time. If our board of directors determines to sell several of the hotels for which the carrying value exceeds fair market value, the aggregate impairment charge could be material.

One of the Company’s hotels is being closely monitored due to adverse market conditions, including a substantial road construction project, and declining operating results. If the Company’s estimates regarding the improvement of market conditions and operating results prove to be incorrect or adversely change and the Company’s estimate of the sum of the undiscounted future cash flows of this hotel plus the Company’s estimate of its residual value does not exceed the current carrying value, it is reasonably possible that in the near term the Company will record a material impairment charge with respect to this hotel. In addition, if the Company decides to sell this hotel, an impairment charge would be necessary at that time. Taking into consideration the Company’s current estimate of fair market value for this hotel of between $6.0 million and $8.0 million, and the net book value of approximately $13.8 million, the Company estimates that the impairment charge could be up to approximately $8.0 million. Should the Company decide to sell this hotel, there can be no assurances that the selling price will be within the Company’s estimated range for the fair market value of the hotel, in which case this impairment charge could exceed $8.0 million.

The Company evaluates its investments in joint ventures for impairment by considering a number of factors including assessing current fair value of the investment to carrying value. If the current fair value of the investment is less than the carrying value, and there is either an absence of an ability to recover the carrying value of the investment, or the property does not appear to have the ability to sustain an earnings capacity that would justify the carrying amount of the investment, an impairment charge may be required.

Minority Interest

Minority interest as of March 31, 2005 and December 31, 2004, consists of minority interest in the Partnership of $7,125 and $7,255, respectively, and minority interest in consolidated joint ventures of $2,861 and $2,899, respectively.

Franchise Agreements

The Company’s franchisors periodically inspect the Company’s hotels to ensure that they meet certain brand standards primarily pertaining to the condition of the property and its guest service scores. In connection with these routine reviews the Company has received default notices from franchisors of seven hotels. These notices pertain to low guest service scores or failure to complete product improvement plans on schedule. The Company is currently in the process of curing these deficiencies to comply with the respective franchisor’s standards and expects to receive an acceptable rating for all hotels.

Recently Issued Accounting Standards.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123R (Revised 2004), “Share-Based Payment,” (“SFAS No. 123R”), which is effective for fiscal years beginning after June 15, 2005. SFAS No. 123R is a revision of FASB Statement No. 123, (Accounting for Stock-Based Compensation”). SFAS No. 123R is not expected to have a material impact on the Company’s financial statements or results of operations.

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

3.	CREDIT FACILITIES

The Company’s $125,000 line of credit (the “Wachovia Line”) bore interest at rates from LIBOR plus 1.75% to 2.50%, based on the Company’s consolidated debt leverage ratio. The Wachovia Line, which had an original maturity date of December 31, 2004, was amended in December 2004 to extend the maturity date to March 31, 2005.

On March 11, 2005, the Company through its wholly-owned subsidiary, SPE II, entered into a credit facility (the “GE Line”) with General Electric Capital Corporation (“GECC”). The Company subsequently borrowed $77,500 under the GE Line on March 14, 2005 and used these funds to pay off all outstanding debt under the Wachovia Line, terminating the Wachovia Line. The GE Line provides for revolving loan commitments and letters of credit up to $155,000. The GE Line bears interest at rates from 30-day to 180-day LIBOR (30-day LIBOR equaled 2.87% at March 31, 2005) plus 1.75% to 2.50%, based on the ratio of the underwritten net operating income of the hotels that collateralize the GE Line to the outstanding principal balance of the GE Line. An unused fee of up to 0.25% is also payable quarterly on the unused portion of the GE Line. Availability is calculated each quarter on a trailing twelve-month basis based primarily upon the underwritten net operating income of the hotels that collateralize the GE Line divided by 13%. Availability on the GE line at March 31, 2005 was approximately $77,000. The GE Line matures on March 11, 2010.

4.	EARNINGS PER SHARE

The following is a reconciliation of net income to net income available to common shareholders assuming dilution and the weighted average number of common shares used in calculating basic and fully diluted earnings per common share:

	Three Months Ended
	March 31,
	2005	2004
Net income	$2,978	$3,767
Less: preferred stock distributions	(1,840)	(1,795)
Less: loss on redemption of Series A Preferred Stock	—	(1,720)

Net income available to common shareholders	1,138	252
Plus: income allocation to minority interest	56	12

Net income available to common shareholders - assuming dilution	$1,194	$264

Weighted average number of common shares	26,283	26,216
Minority interest units with redemption rights	1,298	1,298
Stock options and stock grants	20	64

Weighted average number of common shares assuming dilution	27,601	27,578

Earnings per share - basic and assuming dilution	$0.04	$0.01

During the first quarter of 2005, the Company declared quarterly cash dividends of $0.15 per common share and $0.50 per Series B preferred share.

5.	INCOME TAXES

The income tax benefit for the three months ended March 31, 2005 consists of a deferred federal income tax benefit of $182 and a deferred state income tax benefit of $21. The benefit from income taxes and related deferred tax asset were calculated using an effective tax rate of 38 percent applied to the loss of Barclay. The Company believes that Barclay, through strategic tax planning, will generate sufficient future taxable income to realize in full the deferred tax asset. Accordingly, no valuation allowance has been recorded as of March 31, 2005.

6.	SUMMARIZED FINANCIAL STATEMENT INFORMATION FOR JOINT VENTURES AND FIN 46R

For the three months ended March 31, 2005 and 2004, the Company consolidated all voting interest entities in which it owns a majority voting interest and all variable interest entities for which it is the primary beneficiary in accordance with FASB Interpretations No. 46R, “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51 (FIN 46R).

Consolidated Joint Ventures

Marsh Landing Joint Venture: During 2000, the Company entered into a joint venture, Marsh Landing Hotel Associates, LLC (“Marsh Landing Hotel Associates”) with Marsh Landing Investment, L.L.C.. The Company currently owns a 49 percent interest in both Marsh Landing Hotel Associates, that owns the Ponte Vedra, Florida Hampton Inn and Marsh Landing Lessee Company, LLC, (“Marsh Landing Lessee”), which leases the hotel from Marsh Landing Hotel Associates. Marsh Landing Investments, LLC owns a 51 percent interest in both entities. The results of operations and the balance sheet of these joint ventures are consolidated in the Company’s consolidated financial statements pursuant to FIN 46R and all intercompany accounts are eliminated.

Marsh Landing Hotel Associates: For the period ended March 31, 2005 and March 31, 2004, total revenue of the joint venture was $372 and $401, total expenses were $209 and $191, resulting in a net income of $163 and $210, respectively. As of March 31, 2005 and December 31, 2004, total assets of the joint venture were $7,018 and $7,044, total liabilities were $4,996 and $4,978, resulting in stockholders’ equity totaling $2,022 and $2,066, respectively.

Marsh Landing Lessee: For the period ended March 31, 2005, total revenue of the joint venture was $884, total expenses were $172, resulting in a net income of $712. As of March 31, 2005, total assets of the joint venture were $144, total liabilities were $70, resulting in stockholders’ equity totaling $74. Marsh Landing Lessee began operations in January 2005. Therefore there are no operating results or balances sheet amounts for the prior periods.

Chapel Hill Joint Ventures: During 2003, the Company entered into a joint venture, Chapel Hill Hotel Associates, LLC, (“Chapel Hill Hotel Associates”) with Chapel Hill Investments, LLC to develop and own hotel properties. The Company currently owns a 48.78 percent interest in both Chapel Hill Hotel Associates, which owns the Chapel Hill Courtyard by Marriott, and Chapel Hill Lessee Company, LLC, (“Chapel Hill Lessee”), which leases the Chapel Hill Courtyard by Marriott from Chapel Hill Hotel Associates., Chapel Hill Investments, LLC owns a 51.22 percent interest in both entities. The results of operations and the balance sheet of these joint ventures are consolidated in the Company’s consolidated financial statements and all intercompany accounts are eliminated pursuant to FIN 46R.

Chapel Hill Hotel Associates: For the period ended March 31, 2005, total revenue of the joint venture was $427 and $2, total expenses were $421 and $55, resulting in a net income of $6 and a net loss of $53, respectively. The Chapel Hill Courtyard by Marriott opened in September 2004, therefore, there were no hotel operating results for the first quarter of 2004. As of March 31, 2005 and December 31, 2004, total assets of the joint venture were $14,368 and $13,576, total liabilities were $10,820 and $9,916, resulting in stockholders’ equity totaling $3,548 and $3,660, respectively.

Chapel Hill Lessee: For the period ended March 31, 2005, total revenue of the joint venture was $992, total expenses were $240, resulting in a net income of $752. Chapel Hill Lessee began operations in May 2004. Therefore, there were no operating results for the first quarter of 2004. As of March 31, 2005 and December 31, 2004, total assets of the joint venture were $148 and $130, total liabilities were $197 and $187, resulting in stockholders’ deficit totaling $49 and $57, respectively.

Unconsolidated Joint Ventures

Charlesbank Joint Venture: During the fourth quarter of 2002, the Company formed a joint venture (the “Charlesbank Venture”) with Boston-based Charlesbank Capital Partners, LLC (“Charlesbank”). The Company owns 15% of the Charlesbank Venture and Charlesbank owns 85%. The Charlesbank Venture focuses on acquisitions that the partners believe have turnaround or upside potential and can benefit from additional capital and aggressive asset management, which often includes renovating, repositioning, rebranding and/or a change in management. As of March 31, 2005, the Charlesbank Venture had invested in four hotels to date through a joint venture (“WCC Project Company

LLC”) comprised of Concord Hospitality Enterprises Company (“Concord”) and the Charlesbank Venture. Concord owns a 13% interest in the projects acquired by WCC Project Company LLC, while the Charlesbank Venture owns 87%, so that the Company has an indirect 13.05% ownership interest in WCC Project Company LLC. In February 2004, the Charlesbank Venture invested in a fifth hotel through a joint venture with Shelton III Hotel Equity LLC, owned in part by New Castle Hotels LLC (“New Castle”) and the Charlesbank Venture (“WNC Project Company LLC”). Charlesbank owns an indirect ownership interest of 73.95 percent of WNC Project Company LLC, New Castle owns 13 percent and the Company owns an indirect ownership interest of 13.05 percent.

The results of operations and the balance sheets of these five hotels are not consolidated in the Company’s consolidated financial statements. Therefore, the Company accounts for its investment in these hotels under the equity method of accounting. For the year ended March 31, 2005 and March 31, 2004, total revenue of the Charlesbank joint venture was $3,085 and $2,306, total expenses were $3,447 and $2,433, resulting in a net loss of $362 and $127, respectively. As of March 31, 2005 and December 31, 2004, total assets of the joint venture were $50,300 and $50,528, total liabilities were $34,204 and $34,071, resulting in stockholders’ equity totaling $16,096 and $16,457, respectively. The Company’s equity balance exposed to loss as a result of its involvement in this joint venture totaled $2,450 and $2,512 as of March 31, 2005 and December 31, 2004, respectively.

Notes Receivable

First Quarter 2005 Loans. In February 2005, the Company issued a $3.4 million mezzanine loan to finance the development of a 165-room Hampton Inn & Suites in Albany, New York. M&T Realty provided an $11.5 million first mortgage loan. The Company’s loan is subordinate to the M&T Realty first mortgage loan. The term of the Company’s loan is 6.5 years. During the term of the loan, interest will be payable at 30-day LIBOR (2.87% at March 31, 2005) plus 9.41%. In addition during this period, interest in the amount of 4.0% will accrue and be added to the outstanding principal balance on the note and shall be due and payable upon repayment of the loan. Interest will not be paid on the accrued interest.

In March 2005, the Company purchased from Lehman Brothers $2.8 million of B-notes for $2.3 million. The fixed-rate notes are collateralized by second mortgages on three hotels with a weighted average yield at the time of purchase of 9.3% and each has a remaining term of approximately six years. The total monthly payment is a fixed amount, with interest and principal varying based on the amortization schedule. The three B-Notes, which are debt subordinated to the first mortgage “A” note, are cross-collateralized. The A note is collateralized by the first mortgages on each of the three assets, which are held in a Collateralized Mortgage-Backed Securities trust. The loans are collateralized by a 146-room SpringHill Suites and a 91-room TownePlace Suites, both in Boca Raton, Florida, and a 95-room TownePlace Suites in Fort Lauderdale, Florida.

All Notes Receivable. As of March 31, 2005, the Company has 11 loans to third party hotel owners. The Company does not hold an ownership interest in any of the hotels for which it has provided financing. The Company issued or purchased four of these loans during 2005 as noted above. The Company issued four of these loans currently totaling $19.9 million, during 2004. The Company issued one loan in each of 2002, 2001 and 2000 currently totaling $1.7 million, $2.2 million and $1.1 million, respectively. These loan arrangements are considered to be variable interests in the entities that own the hotels, all of which are VIEs. However, the Company is not considered to be the primary beneficiary. Therefore, the Company does not consolidate the results of operations of the hotels for which it has provided financing. The Company’s total outstanding loan balance and related interest receivable balance exposed to loss as a result of its involvement in these loans totaled $30,526 and $1,157, respectively, as of March 31, 2005. The Company’s note receivable balance as a result of the sale of the Greenville, South Carolina Comfort Inn was $1,413 at March 31, 2005 (See Note 7).

7.	DISCONTINUED OPERATIONS

The Company sold two hotels during January 2005. The Chester, Virginia Comfort Inn was sold for $5.2 million in cash, net of closing costs. The Greenville, South Carolina Comfort Inn was sold for $1.9 million of which the Company received approximately $0.5 million in cash proceeds and a note receivable for approximately $1.4 million. The note requires monthly fixed principal payments of $6 over five years, (at which time the balance of the note is due) and bears interest at a rate of prime plus 1.5%. Both of these properties were classified as held for sale as of December 31, 2004.

In February 2004, the Company sold its 118-room Hampton Inn in Wilmington, North Carolina. In June 2004, the Company sold its 128-room Hampton Inn in Las Vegas, Nevada. The operating results for these four hotels are included in discontinued operations in the statements of operations until their sales date. The Company has elected not to allocate interest expense to the results of the discontinued operations in accordance with SFAS No. 144. Including additional hotels in discontinued operations resulted in certain reclassifications to the three months ended March 31, 2004 financial statement amounts. The 2005 loss on sale was in addition to the estimated impairment losses taken in 2004 and 2003, relating to the Greenville, South Carolina Comfort Inn.

Condensed financial information of the results of operations for the hotels sold and included in discontinued operations is as follows:

	Three Months Ended
	March 31,
	2005	2004
Total revenue	$173	$1,483
Total expenses	127	1,330

Income from discontinued operations	46	153
Allocation to minority interest in Partnership - income from discontinued operations	(2)	(6)
Gain (loss) on sale of discontinued operations	(90)	299
Allocation to minority interest in Partnership - gain (loss) on sale of discontinued operations	5	(14)
Loss on impairment of asset held for sale	—	(24)
Allocation to minority interest in Partnership - loss on impairment of asset held for sale	—	1
Income tax expense	(7)	(29)

Income (loss) from discontinued operations	$(48)	$380

Item 2 -	Management’s Discussion and Analysis of Financial Condition and Results of Operations ($ in thousands)

Overview

Winston Hotels, Inc., (the “Company”) headquartered in Raleigh, North Carolina, owns and develops hotel properties and owns interests in hotel properties through joint ventures, provides and purchases hotel loans and provides hotel development and asset management services. As of March 31, 2005, the Company owned or was invested in, through its equity interests in joint venture entities, 50 hotel properties in 15 states having an aggregate of 7,011 rooms. This included 43 wholly owned properties with an aggregate of 6,088 rooms, a 49 percent ownership interest in one joint venture hotel with 118 rooms, a 48.78 percent ownership interest in one joint venture hotel with 147 rooms, and a 13.05 percent ownership interest in five joint venture hotels with an aggregate of 658 rooms. The Company also had issued loans to owners of 11 hotels with an aggregate of 1,780 rooms. The Company does not hold an ownership interest in any of the hotels for which it has provided financing. All of the Company’s hotels are operated under franchises from nationally recognized franchisors including Marriott International, Inc., Hilton Hotels Corporation, Intercontinental Hotels Group PLC, (formerly Six Continents PLC) and Choice Hotels International.

Currently, Alliance Hospitality Management, LLC manages 40 of the Company’s 50 hotels, Concord Hospitality Enterprises Company manages four hotels, Promus Hotels, Inc., an affiliate of Hilton Hotels Corporation, manages three hotels, and New Castle Hotels, LLC, Noble Investment Group, Ltd., and Prism Hospitality Corp. each manage one hotel.

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

The Company’s primary growth strategies include improving operations at the hotels in which it holds an ownership interest, acquiring additional hotels or ownership interests in hotels through joint ventures, developing hotels on selected sites and providing and purchasing hotel loans.

Results of Operations for the Three Months Ended March 31, 2005 versus the Three Months Ended March 31, 2004

Revenue

Room – For the three months ended March 31, room revenue increased $3,387 from $28,845 in 2004 to $ 32,232 in 2005. In March 2004, the Company acquired the lease for the Secaucus, New Jersey Holiday Inn from a third party lessee. In September 2004, the Company opened the Chapel Hill, North Carolina Courtyard by Marriott. In December 2004, the Company purchased the Roanoke, Virginia Courtyard by Marriott. The additional room revenue generated by these three hotels, collectively (the “New Hotels”), during the first quarter of 2005 as compared to the first quarter of 2004, totaled $2,483. The increase in room revenues was also due, in part, to an increase in RevPAR of 4.3 percent from $53.15 in the first quarter of 2004 to $55.41 due to improving market conditions. Occupancy rates decreased 2.2 percent, from 66.8 percent to 65.3 percent, and the average daily rate (“ADR”) increased 6.7 percent from $79.55 to $84.85, during the first quarter of 2005, as compared to the same period of 2004.

Food and Beverage – For the three months ended March 31, food and beverage revenue increased $185 from $1,960 in 2004 to $2,145 in 2005. The additional food and beverage revenue generated by the New Hotels during the first quarter of 2005 as compared to the first quarter of 2004, totaled $247. The remaining decrease in food and beverage revenues is due, in part, to decreased occupancy experienced at the Company’s full service properties.

Other Operating Departments – Other operating departments’ revenue decreased $139 from $988 in 2004 to $849 in 2005. Meeting room rentals increased slightly, offset by lower telephone revenue as cellular phone use continues to reduce the demand for this service.

Percentage Lease Revenue – The 2004 results include percentage lease revenue for the Secaucus Holiday Inn which was acquired by Barclay Hospitality in March of 2004. The Company is no longer the lessor under any hotel leases with unrelated third parties and thus will no longer report percentage lease revenue.

Expenses

Rooms – For the three months ended March 31, rooms expenses increased $860 from $6,501 in 2004 to $7,361 in 2005. The additional room expense generated by the New Hotels during the first quarter of 2005 as compared to the first quarter of 2004, totaled $543. The remaining increase in rooms expenses during the first quarter of 2005 is due, in part, to increases in labor costs, travel agent commissions and complimentary food and beverage costs. The increase in these costs is consistent with the increase in room revenue for the three months ended March 31, 2005 versus the three months ended March 31, 2004.

Food and Beverage – For the three months ended March 31, food and beverage expenses increased $269 from $1,469 in 2004 to $1,738 in 2005. Food and beverage revenue from the New Hotels was the primary reason for the increase. Excluding these three properties expenses were consistent with the same period in the prior year.

Property Operating Costs – For the three months ended March 31, property operating costs increased $529 from $6,963 in 2004 to $7,492 in 2005. Property operating costs attributed to the New Hotels was the primary reason for the increase. Excluding these three properties expenses were consistent with the same period in the prior year.

Real Estate Taxes and Property and Casualty Insurance – Real estate taxes and property insurance costs increased $173 from $1,639 in 2004 to $1,812 in 2005. The inclusion of our Roanoke and Chapel Hill hotels in the 2005 results contributed to $61 of the increase. The remaining change is primarily due to an increase in property taxes.

Franchise Costs –Franchise costs increased consistently with the increase in room revenues, increasing $259 from $2,077 in the three months ended March 31, 2004 to $2,336 in the three months ended March 31, 2005. The additional franchise costs generated by the New Hotels during the first quarter of 2005 totaled $172. The additional increase is due to higher room revenue.

Maintenance and Repair Costs – For the three months ended March 31, maintenance and repair costs increased $284 from $1,799 in 2004 to $2,083 in 2005. The additional costs generated by the New Hotels during the first quarter of 2005 as compared to the first quarter of 2004, totaled $165. The additional increase is due, in part, to increases in maintenance contracts and landscaping charges.

Management Fees – Management fees increased $83 from $716 in the three months ended March 31, 2004 to $799 in the three months ended March 31, 2005 consistent with the increase in hotel revenues for those periods. The additional costs generated by the New Hotels during the first quarter of 2005 totaled $63.

General and Administrative – For the three months ended March 31, general and administrative expense increased $358 from $1,631 in 2004 to $1,989 in 2005. The increase is primarily attributable to an increase in payroll costs.

Depreciation and Amortization – Depreciation expense is increasing as additions outpace the amount of assets exceeding their useful life. For the three months ended March 31, 2005, amortization expense declined slightly from the same period in the prior year.

Interest and Other Income – For the three months ended March 31, 2005 versus the same periods for 2004, interest and other income increased $1,186 from $334 to $1,520. The increase is primarily due to additional loan interest income relating to the new hotel loans that the Company has provided or purchased including those with respect to the St. Louis, Kauai, La Posada and Albany hotels and the B-notes purchased from Lehman, as well as the early payoff of the Lincoln, Nebraska hotel loan. The Company continues its efforts to expand its hotel lending program.

Interest Expense – For the three months ended March 31, interest expense increased $676 from $1,731 in 2004 to $2,407 in 2005. For the three months ended March 31, the weighted average outstanding debt balance for the Company’s lines of credit and fixed rate loan with GE Capital Corporation, (collectively, the “Corporate Debt Facilities”) increased from $98,848 in 2004 to $133,420 in 2005, while the weighted average interest rate for the Corporate Debt Facilities decreased from 5.98 percent to 5.89 percent for the same periods. The increase is also due to additional interest expense totaling $142 related to the first mortgage loan for the Chapel Hill, NC Courtyard by Marriott hotel that opened in September 2004.

Income (Loss) Allocation to Minority Interest in Partnership – Income (loss) allocation to minority interest in the Partnership increased for the three months ended March 31, 2005 versus the comparable periods of 2004. The increase is consistent with the increase in net income available to common shareholders for the period offset by a decrease in minority interest ownership percentage in the Partnership from 4.69% as of March 31, 2004 to 4.67% as of March 31, 2005.

Income Allocation to Minority Interest in Consolidated Joint Ventures – These amounts represent the minority equityholders’ share of net income of the consolidated joint ventures.

Income Tax Benefit – For the three months ended March 31, 2005 and 2004, the income tax benefit is a result of the net loss experienced by Barclay during the respective periods. As part of its tax planning strategy to fully realize its deferred tax asset, the Company restructured the operating leases between Barclay and the Company effective January 1, 2005. This restructuring of the leases resulted in a reduction in Barclay’s lease expense, and therefore a significantly lower net loss in the first quarter of 2005 versus the first quarter of 2004.

Discontinued Operations –The Company sold two hotels during January 2005. The Chester, Virginia Comfort Inn was sold for $5.2 million in cash, net of closing costs. The Greenville, South Carolina Comfort Inn was sold for $1.9 million of which the Company received approximately $0.5 million in cash proceeds and a note receivable for approximately $1.4. The note requires monthly fixed principal payments of $6 over five years, (at which time the balance of the note is due) and bears interest at a rate of prime plus 1.5%. The Company recorded a loss of $33 related to the sale of the Chester Comfort Inn, and a loss of $57 related to the sale of the Greenville Comfort Inn. These losses were in addition to the estimated impairment losses taken in 2004 and 2003, relating to the Greenville, South Carolina Comfort Inn. The Greenville Comfort Inn was originally classified as held for sale in the third quarter of 2003. The Company sold the Wilmington Hampton Inn in February 2004 and sold the Las Vegas Hampton Inn in June 2004 for an aggregate gain of $299. The operating results of the four properties are shown as discontinued operations in the respective periods.

Liquidity and Capital Resources

Operating

The Company finances its operations from operating cash flow, which was principally derived from the operations of its hotels. For the three months ended March 31, 2005 and 2004, cash flow provided by operating activities was $6,544 and $8,027, respectively. The decrease is primarily driven by the decrease in net income and additional security deposits required for potential acquisitions, partially offset by better collection efforts on the Company’s accounts receivable.

Investing

The Company’s net cash provided by investing activities for the three months ended March 31, 2005 totaled $2,082. Gross capital expenditures for the Company totaled $3,780. This included $2,692 for hotel related capital expenditures, $502 for the completion of the Courtyard by Marriott hotel in Chapel Hill, which opened in September 2004 and $532 for capital expenditures for the Courtyard by Marriott being constructed in Kansas City, MO. The Kansas City hotel is expected to open in June 2006. During the remainder of 2005, the Company plans to spend approximately $9,400 (for a total of approximately $12.1 million for 2005) to renovate certain of its wholly owned hotels and consolidated joint venture hotels. These expected total capital expenditures for 2005 exceed by approximately $5,000, the 5% of room revenues for its hotels (7% of room revenues and food and beverage revenues for one of its full-service hotels) which the Company is required to spend under its percentage leases for periodic capital improvements and the refurbishment and replacement of furniture, fixtures and equipment. The Company plans to fund these capital expenditures from operating cash flow, and possibly from borrowings under the GE Line, sources that are expected to be adequate to fund such capital requirements. These capital expenditures are in addition to amounts spent on normal repairs and maintenance which have approximated 6.46% and 6.24% of room revenues for the three months ended March 31, 2005 and 2004, respectively.

The Chester, Virginia Comfort Inn was sold for $5.2 million in cash, net of closing costs. The Greenville, South Carolina Comfort Inn was sold for $1.9 million of which the Company received approximately $0.5 million in cash proceeds and a note receivable for approximately $1.4 million. The note requires monthly fixed principal payments of $6 over five years (at which time the balance of the note is due) and bears interest at a rate of prime plus 1.5%. Periodically, the Company considers the sale of certain other hotels that the Company believes appropriate to sell and if sold, would use the net sale proceeds for general corporate purposes.

In February 2005, the Company issued a $3.4 million mezzanine loan to finance the development of a 165-room Hampton Inn & Suites in Albany, New York. The term of the Company’s loan is 6.5 years. During the term of the loan, interest will be payable at 30-day LIBOR (2.87% at March 31, 2005) plus 9.41%. In addition during this period, interest in the amount of 4.00% shall accrue and be added to the outstanding principal balance thereof, and shall be due and payable upon repayment of the loan.

In March 2005, the Company purchased from Lehman Brothers $2.8 million of B-notes for $2.3 million. The fixed-rate notes have a remaining term of approximately six years. The total monthly payment is a fixed amount, with interest and principal varying based on the amortization schedule.

In March 2005, the $6 million Cornhusker Square hotel loan was prepaid in full. In connection with this prepayment, the Company received accrued interest and prepayment fees totaling approximately $410.

The Company currently has investments in three joint ventures (See Note 6). The Company is continually looking for acquisition or development opportunities to either wholly own additional hotels or to own additional interests in hotels through joint ventures, as well as opportunities to invest in or provide hotel loans. Under the terms of the joint ventures, the Company has provided property development and purchasing services and will continue to provide ongoing asset management services for additional fees. The Company also receives cash distributions of the joint venture’s operating profits, if any, on a quarterly basis.

Financing

The Company’s net cash used in financing activities during the three months ended March 31, 2005 totaled $5,300. Under federal income tax law provisions applicable to REITs, the Company is required to distribute at least 90% of its taxable income to maintain its tax status as a REIT. During the first quarter of 2005, the Company paid distributions of $3,959 to its common shareholders ($0.15 per share) and $1,840 to its Preferred Series B shareholders ($0.50 per share). The Company also paid distributions of $195 to limited partnership unit holders in the Partnership and $166 to minority equity holders in consolidated joint ventures. The Company intends to monitor its dividend policy closely and to act accordingly as results of operations dictate. The Company also intends to fund cash distributions to shareholders out of cash flow from operating activities. The Company may incur indebtedness to meet its dividend policy or distribution requirements imposed on the Company under the Internal Revenue Code (including the requirement that a REIT distribute to its shareholders annually at least 90% of its taxable income) to the extent that available cash flow from the Company’s investments are insufficient to make such distributions.

On March 11, 2005, the Company, through its wholly-owned subsidiary, Winston SPE II, LLC (“SPE II”) entered into a credit facility (the “GE Line”) with General Electric Capital Corporation (“GECC”). The Company subsequently borrowed $77,500 under the GE Line on March 14, 2005 and used these funds to pay off all outstanding debt under the Company’s $125,000 line of credit (the “Wachovia Line”), terminating the Wachovia Line. The GE Line provides for revolving loan commitments and letters of credit up to $155,000. The GE Line bears interest at rates from 30-day to 180-day LIBOR (30-day LIBOR equaled 2.87% at March 31, 2005) plus 1.75% to 2.50%, based on the ratio of the underwritten net operating income of the hotels that collateralize the GE Line to the outstanding principal balance of the GE Line. An unused fee of up to 0.25% is also payable quarterly on the unused portion of the GE Line. The GE Line is collateralized by 23 of the Company’s hotels. Availability is calculated each quarter on a trailing twelve-month basis based primarily upon the underwritten net operating income of the hotels that collateralize the GE Line, divided by 13%. The GE Line matures on March 11, 2010.

The table in “ITEM 3 Quantitative and Qualitative Disclosures About Market Risk” present the maturities of the Company’s fixed and variable interest rate debt. Thirty-seven of the Company’s wholly owned hotels have been pledged as collateral for the Company’s debt securities, 23 against the outstanding balance under the GE Line and 14 against the outstanding balance under the GE Capital corporate fixed-rate loan.

The Company intends to continue to seek additional hotel loan opportunities and to acquire and develop additional hotel properties that meet its investment criteria and is continually evaluating such opportunities. It is expected that future hotel loans and hotel acquisitions would be financed, in whole or in part, from additional follow-on common stock offerings, from borrowings under the GE Line, through joint ventures, from the net sale proceeds of hotel properties and/or from the issuance of other debt or equity securities. There can be no assurances that the Company will make any further hotel loans or any investment in additional hotel properties, or that any hotel development will be undertaken, or if commenced, that it will be completed on schedule or on budget. Further, there can be no assurances that the Company will be able to obtain any additional financing.

Off-Balance Sheet Arrangements

The Company’s off-balance sheet arrangements consist primarily of its ownership interest in its joint venture with Charlesbank Capital Partners, LLC (“Charlesbank”). For a further discussion of this joint venture, and its effect on the Company’s financial condition, results of operations and cash flow, see Note 6 to the consolidated financial statements.

Contractual Obligations and Commercial Commitments

During the normal course of business, the Company enters into acquisition agreements for the purchase and sale of hotels. These agreements are subject to customary conditions and due diligence. There were no significant changes, outside the normal course of business, in the contractual obligations and commercial commitments disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, except for the changes in the lines of credit as explained in Note 3 to the consolidated financial statements.

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

Accounts and Notes Receivable. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its hotel guests and loan borrowers to make required payments. The Company reviews its accounts receivable aging report on a monthly basis and discusses the status of receivable collections with appropriate hotel personnel to determine if additional allowances are necessary. To analyze the collectibility of the notes receivable, the Company reviews the monthly operating results of each respective hotel for which it has provided financing. The Company also analyzes the operating results of the hotel to ensure that the estimated market value of the hotel exceeds the total debt outstanding on the property. If the financial results of the respective hotels were to deteriorate, allowances may be required.

Accounting for Long-Lived Assets The Company evaluates the potential impairment of its individual long-lived assets, principally its wholly-owned hotel properties and the hotel properties in which it owns an interest through consolidated joint ventures in accordance with FASB No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”. The Company records an impairment charge when it believes an investment in hotels has been impaired, such that the Company’s estimate of future undiscounted cash flows, together with its estimate of an anticipated liquidation amount, would not recover the then current carrying value of the investment in the hotel property, or when the Company classifies a property as “held for sale” and the carrying value exceeds fair market value. The Company considers many factors and makes certain subjective assumptions when making this assessment, including but not limited to, general market and economic conditions, operating results over the past several years, the performance of similar properties in the same market and expected future operating results based on a variety of assumptions. Changes in market conditions or poor operating results of underlying investments could adversely impact the Company’s assumptions regarding future undiscounted cash flows and anticipated liquidation amounts therefore requiring an immediate material impairment charge. Further, the Company currently owns certain hotels for which the carrying value exceeds current market value. The Company does not believe an impairment charge for these hotels is appropriate at this time since the Company’s forecast of future undiscounted cash flows, including an anticipated liquidation amount, exceeds the current carrying value. Should the Company approve a plan to sell any of the hotels for which the carrying value exceeds fair market value, an impairment charge would be required at that time. If our board of directors determines to sell several of the hotels for which the carrying value exceeds fair market value, the aggregate impairment charge could be material.

One of the Company’s hotels is being closely monitored due to adverse market conditions, including a substantial road construction project, and declining operating results. If the Company’s estimates regarding the improvement of market conditions and operating results prove to be incorrect or adversely change and the Company’s estimate of the sum of the undiscounted future cash flows of this hotel plus the Company’s estimate of its residual value does not exceed the current carrying value, it is reasonably possible that in the near term the Company will record a material impairment charge with respect to this hotel. In addition, if the Company decides to sell this hotel, an impairment charge would be necessary at that time. Taking into consideration the Company’s current estimate of fair market value for this hotel of between $6.0 million and $8.0 million, and the net book value of approximately $13.8 million, the Company estimates that the impairment charge could be up to approximately $8.0 million. Should the Company decide to sell this hotel, there can be no assurances that the selling price will be within the Company’s estimated range for the fair market value of the hotel, in which case this impairment charge could exceed $8.0 million.

The Company evaluates its investments in joint ventures for impairment by considering a number of factors including assessing current fair value of the investment to carrying value. If the current fair value of the investment is less than the carrying value, and there is either an absence of an ability to recover the carrying value of the investment, or the property does not appear to have the ability to sustain an earnings capacity that would justify the carrying amount of the investment, an impairment charge may be required.

Franchise Agreements

The Company’s franchisors periodically inspect the Company’s hotels to ensure that they meet certain brand standards primarily pertaining to the condition of the property and its guest service scores. In connection with these routine reviews, as of June 30, 2004, the Company had received a default notice from the franchisor for one of its hotels, which was not cleared on reinspection. The hotel passed the reinspection for all product improvement issues, but received an unacceptable rating due to its customer service scores falling below brand standards. The Company believes this decline in customer service scores was due, in part, to the ongoing construction to comply with the brand’s product improvement requirements. The Company expects to cure this deficiency to comply with the franchisor’s standards and expects to receive an acceptable rating for the hotel. From June 30, 2004 to December 31, 2004, the Company received default notices from the respective franchisor for five other hotels. Three of these notices pertained to low guest service scores while the other notices were received for failure to complete a product improvement plan on schedule. One hotel has since been reinspected and passed the reinspection since its customer service scores exceeding brand standards. Since December 31, 2004, the Company received a default notice from a franchisor for one additional hotel. This notice pertained to low guest service scores. The Company is currently in the process of curing these deficiencies to comply with the respective franchisor’s standards and expects to receive an acceptable rating for all hotels.

Seasonality

The hotels’ operations historically have been seasonal in nature, reflecting higher occupancy during the second and third quarters. This seasonality can be expected to cause fluctuations in the Company’s quarterly operating profits. To the extent that cash flow from operations is insufficient during any quarter due to temporary or seasonal fluctuations in revenue, the Company expects to utilize cash on hand or borrowings under the GE Line to make distributions to the equity holders.

Funds From Operations (“FFO”)

The Company reports FFO in accordance with the definition of the National Association of Real Estate Investment Trusts (“NAREIT”). NAREIT defines FFO as net income (loss) (determined in accordance with generally accepted accounting principles, or “GAAP”), excluding gains (losses) from sales of property, plus depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures (which are calculated to reflect FFO on the same basis). The Company further subtracts preferred stock dividends and loss on redemption of Series A preferred stock from FFO to calculate FFO available to common shareholders. FFO available to common shareholders is a performance measure used by the Company in its budgeting and forecasting models; it is discussed during Board meetings, and is considered when making decisions regarding acquisitions, sales of properties, compensation and other investments. Actual results are compared to budget and forecast on a monthly basis. The calculation of FFO and FFO available to common shareholders may vary from entity to entity, and as such, the presentation of FFO and FFO available to common shareholders by the

Company may not be comparable to other similarly titled measures of other reporting companies. FFO and FFO available to common shareholders are not intended to represent cash flows for the period. FFO and FFO available to common shareholders have not been presented as an alternative to operating income, and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP.

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

RECONCILIATION AND CALCULATION OF FFO AND
FFO AVAILABLE TO COMMON SHAREHOLDERS
(in thousands)

	For the Quarter Ended
	March 31,
	2005	2004
Net income	$2,978	$3,767
(Gain) loss on sale of discontinued operations	90	(299)
Minority interest in Partnership allocation of income (loss)	59	(8)
Minority interest in Partnership allocation of gain (loss) on sale of discontinued operations	(5)	14
Minority interest in Partnership allocation of earnings from discontinued operations	2	6
Depreciation	4,477	4,064
Depreciation from discontinued operations	—	180
Depreciation from joint ventures	191	207

FFO	7,792	7,931

Loss on redemption of Series A Preferred Stock	—	(1,720)
Preferred stock dividend	(1,840)	(1,795)

FFO Available to Common Shareholders	$5,952	$4,416

Forward Looking Statements

This report contains certain “forward looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. You can identify these statements by use of words like “guidance,” “project,” “target,” “may,” “will,” “expect,” “anticipate,” “estimate,” “believes,” “continue” or similar expressions. These statements represent the Company’s judgment and are subject to risks and uncertainties that could cause actual operating results to differ materially from those expressed or implied in the forward looking statements, including but not limited to the following risks: changes in general economic conditions, properties held for sale will not sell, financing risks including the inability to obtain financing on favorable terms, if at all, development risks including the risks of construction delays and cost overruns, lower than expected RevPAR, occupancy, average daily rates, and gross operating margins, non-issuance or delay of issuance of governmental permits, zoning restrictions, the increase of development costs in connection with projects that are not pursued to completion, non-payment of hotel loans made to third parties, the failure to make additional hotel loans and investments in non-distressed and distressed hotel assets, the failure to attract joint venture opportunities and other risk factors described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

Item 3 -	Quantitative and Qualitative Disclosures About Market Risk ($ in thousands)

As of March 31, 2005, the Company’s primary market risk exposure is to changes in interest rates on its GE Line and other debt. The Company’s interest rate risk objectives are to limit the impact of interest rate fluctuations on earnings and cash flows and to lower its overall borrowing costs. To achieve these objectives, the Company manages its exposure to fluctuations in market interest rates for a portion of its borrowings through the use of fixed rate debt instruments to the extent that reasonably favorable rates are obtainable with such arrangements. The Company may enter into derivative financial instruments such as interest rate swaps or caps and treasury options or locks to mitigate its interest rate risk on a related financial instrument or to effectively lock the interest rate on a portion of its variable rate debt. As required by the GE Line, on March 14, 2005, the Company, through SPE II, entered into an interest rate cap agreement to eliminate the exposure to increases in 30-day LIBOR over 6.42% on principal balances up to $155 million outstanding. The interest rate cap agreement terminates on October 2, 2006. The Company does not enter into derivative or interest rate transactions for speculative purposes. The Company regularly reviews interest rate exposure on its outstanding borrowings in an effort to minimize the risk of interest rate fluctuations.

The definitive extent of the Company’s interest rate risk under the GE Line and other variable-rate debt is not quantifiable or predictable because of the variability of future interest rates and business financing requirements. If interest rates increased by 100 basis points, the Company’s interest expense for the three months ended March 31, 2005 would have increased by approximately $216, based on the weighted-average amount of variable rate debt outstanding and exposed to fluctuations in the market rate of interest. The Company does not enter into derivative or interest rate transactions for speculative purposes. The following table provides information at March 31, 2005 about the Company’s interest rate risk-sensitive instruments. The table presents principal cash flow and weighted-average interest rates by expected maturity dates for the fixed and variable rate debt. The table also includes estimates of the fair value of the Company’s interest rate risk-sensitive instruments based on quoted market prices for these or similar issues.

	2005		2006		2007		2008		2009		Thereafter		Total		Fair Value

Variable rate GE line:	$70,000		$—		$—		$—		$—		$—		$70,000		$70,000
Average interest rate	(a	)	(a	)	(a	)	(a	)	(a	)	(a	)	(a	)

Long-term debt:
Fixed rate	$1,603		$1,726		$1,857		$57,977		$—		$—		$63,163		$64,090
Average interest rate	7.38%		7.38%		7.38%		7.38%		7.38%		7.38%		7.38%
Variable rate	$245		$262		$281		$300		$321		$10,121		$11,530		$11,530
Average interest rate	(b	)	(b	)	(b	)	(b	)	(b	)	(b	)	(b	)

Consolidated joint venture long-term debt:
Fixed rate	$133		$213		$229		$247		$267		$7,951		$9,040		$9,040
Average interest rate	7.51%		7.51%		7.51%		7.51%		7.51%		7.51%		7.51%
Variable rate	$84		$92		$100		$109		$119		$4,311		$4,815		$4,815
Average interest rate	(b	)	(b	)	(b	)	(b	)	(b	)	(b	)	(b	)

(a)	Rate is 30-day to 180-day LIBOR plus 1.75% to 2.50%, (30-day LIBOR was 2.87 at March 31, 2005).

(b)	Rate is 30-day LIBOR plus 3.0%.

Item 4 – Controls and Procedures

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

     Changes in Internal Control Over Financial Reporting

     There has been no change in the Company’s internal control over financial reporting during the quarter ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II - OTHER INFORMATION

Item 6 – Exhibits

(a)	Exhibits

10.1	Loan dated as of March 11, 2005 by and between Winston SPE II LLC and General Electric Capital Corporation (incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004).

10.2	Form of Mortgage Security Agreement and Fixture Filing dated as of March 11, 2005 by Winston SPE II LLC Corporation (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004).

10.3	Form of Deed of Trust, Security Agreement and Fixture dated as of March 11, 2005 by Winston SPE II LLC Corporation (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004).

31.1	Certification of Principal Executive Officer of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

31.2	Certification of Principal Financial Officer of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

32.1	Certification of Robert W. Winston, III, Chief Executive Officer of Winston Hotels, Inc., pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and dated May 10, 2005

32.2	Certification of Joseph V. Green, Chief Financial Officer of Winston Hotels, Inc., pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and dated May 10, 2005

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WINSTON HOTELS, INC.

Date	May 10, 2005	/s/ Joseph V. Green

Joseph V. Green
President and Chief Financial Officer
(Authorized officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

10.1	Loan dated as of March 11, 2005 by and between Winston SPE II LLC and General Electric Capital Corporation (incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004).

10.2	Form of Mortgage Security Agreement and Fixture Filing dated as of March 11, 2005 by Winston SPE II LLC Corporation (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004).

10.3	Form of Deed of Trust, Security Agreement and Fixture dated as of March 11, 2005 by Winston SPE II LLC Corporation (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K for the year ended December 31, 2004).

31.1	Certification of Principal Executive Officer of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

31.2	Certification of Principal Financial Officer of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

32.1	Certification of Robert W. Winston, III, Chief Executive Officer of Winston Hotels, Inc., pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and dated May 10, 2005

32.2	Certification of Joseph V. Green, Chief Financial Officer of Winston Hotels, Inc., pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and dated May 10, 2005