Form 10-Q
period 2005-06-30
WINSTON HOTELS INC
filed 2005-08-05
CIK 920605

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005	Commission file number 0-23732
WINSTON HOTELS, INC.
(Exact name of registrant as specified in its charter)

North Carolina	56-1624289
(State of incorporation)	(I.R.S. Employer Identification No.)
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
Yes ☑ No ☐
     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☑ No ☐
The number of shares of Common Stock, $.01 par value, outstanding on July 31, 2005 was 26,508,327.

WINSTON HOTELS, INC.

WINSTON HOTELS, INC.
CONSOLIDATED BALANCE SHEETS
($ in thousands, except per share amounts)

	June 30, 2005	December 31, 2004
	(unaudited)
ASSETS
Land	$46,111	$46,215
Buildings and improvements	380,201	382,458
Furniture and equipment	57,588	54,661

Operating properties	483,900	483,334
Less accumulated depreciation	140,672	134,261

	343,228	349,073
Properties under development	7,020	3,962

Net investment in hotel properties	350,248	353,035

Assets held for sale	—	7,037
Corporate furniture fixtures and equipment, net	384	397
Cash	6,738	4,115
Accounts receivable, net	3,153	2,676
Notes receivable	31,905	30,849
Investment in joint ventures	2,420	2,512
Deferred expenses, net	5,926	3,759
Prepaid expenses and other assets	11,817	7,976
Deferred tax asset	11,872	12,024

Total assets	$424,463	$424,380

LIABILITIES, MINORITY INTEREST AND SHAREHOLDERS’ EQUITY

Line of credit	$67,900	$66,850
Long-term debt	88,040	88,075
Accounts payable and accrued expenses	14,635	13,066
Distributions payable	6,011	5,994

Total liabilities	176,586	173,985

Minority interest	9,867	10,154

Shareholders’ equity:
Preferred stock, Series B, $.01 par value, 5,000,000 shares authorized, 3,680,000 shares issued and outstanding (liquidation preference of $93,840)	37	37
Common stock, $.01 par value, 50,000,000 shares authorized, 26,508,327 and 26,397,574 shares issued and outstanding	265	264
Additional paid-in capital	325,249	323,947
Unearned compensation	(1,799)	(1,145)
Distributions in excess of earnings	(85,742)	(82,862)

Total shareholders’ equity	238,010	240,241

Total liabilities, minority interest and shareholders’ equity	$424,463	$424,380

The accompanying notes are an integral part of the unaudited consolidated financial statements.

WINSTON HOTELS, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Three Months Ended
	June 30, 2005	June 30, 2004

Operating revenue:
Rooms	$36,703	$32,216
Food and beverage	2,665	2,419
Other operating departments	1,191	1,019
Percentage lease revenue	—	9
Joint venture fee income	63	45

Total operating revenue	40,622	35,708

Hotel operating expenses:
Rooms	8,169	6,999
Food and beverage	1,949	1,751
Other operating departments	743	705
Undistributed operating expenses:
Property operating expenses	7,708	6,952
Real estate taxes and property and casualty insurance	1,882	1,617
Franchise costs	2,656	2,304
Maintenance and repair	2,056	1,772
Management fees	1,266	847
General and administrative	1,901	1,508
Depreciation	4,697	4,254
Amortization	396	329

Total operating expenses	33,423	29,038

Operating income	7,199	6,670

Interest and other income	1,227	424
Interest expense	(2,423)	(1,673)

Income before allocation to minority interest in Partnership, allocation to minority interest in consolidated joint ventures, income taxes, and equity in income (loss) of unconsolidated joint ventures	6,003	5,421
Income allocation to minority interest in Partnership	(175)	(176)
Income allocation to minority interest in consolidated joint ventures	(139)	(78)
Income tax benefit (expense)	(291)	296
Equity in income (loss) of unconsolidated joint ventures	29	(33)

Income from continuing operations	5,427	5,430
Discontinued operations:
Earnings (loss) from discontinued operations	(100)	375
Gain (loss) on sale of discontinued operations	449	(270)
Loss on impairment of asset held for sale	—	(24)

Net income	5,776	5,511
Preferred stock distribution	(1,840)	(1,840)

Net income available to common shareholders	$3,936	$3,671

Basic weighted average number of common shares outstanding	26,298	26,217

Diluted weighted average number of common shares outstanding	27,611	27,542

Income per common share basic and diluted:
Income from continuing operations	$0.14	$0.14
Income from discontinued operations	0.01	—

Net income available to common shareholders	$0.15	$0.14

Per share dividends to common shareholders	$0.15	$0.15

The accompanying notes are an integral part of the unaudited consolidated financial statements.

WINSTON HOTELS, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Six Months Ended
	June 30, 2005	June 30, 2004

Operating revenue:
Rooms	$68,592	$60,766
Food and beverage	4,810	4,379
Other operating departments	2,032	1,997
Percentage lease revenue	—	701
Joint venture fee income	124	73

Total operating revenue	75,558	67,916

Hotel operating expenses:
Rooms	15,393	13,403
Food and beverage	3,687	3,220
Other operating departments	1,453	1,413
Undistributed operating expenses:
Property operating expenses	15,086	13,789
Real estate taxes and property and casualty insurance	3,676	3,235
Franchise costs	4,965	4,357
Maintenance and repair	4,092	3,527
Management fees	2,057	1,555
General and administrative	3,890	3,140
Depreciation	9,350	8,536
Amortization	652	656

Total operating expenses	64,301	56,831

Operating income	11,257	11,085

Interest and other income	2,747	756
Interest expense	(4,830)	(3,404)

Income before allocation to minority interest in Partnership, allocation to minority interest in consolidated joint ventures, income taxes, and equity in loss of unconsolidated joint ventures	9,174	8,437

Income allocation to minority interest in Partnership	(238)	(172)
Income allocation to minority interest in consolidated joint ventures	(267)	(262)
Income tax benefit (expense)	(109)	933
Equity in loss of unconsolidated joint ventures	(33)	(54)

Income from continuing operations	8,527	8,882
Discontinued operations:
Earnings (loss) from discontinued operations	(137)	428
Net gain on sale of discontinued operations	364	15
Loss on impairment of asset held for sale	—	(47)

Net income	8,754	9,278
Preferred stock distribution	(3,680)	(3,635)
Loss on redemption of Series A Preferred Stock	—	(1,720)

Net income available to common shareholders	$5,074	$3,923

Basic weighted average number of common shares outstanding	26,290	26,216

Diluted weighted average number of common shares outstanding	27,607	27,561

Income per common share basic and diluted:
Income from continuing operations	$0.18	$0.13
Income from discontinued operations	0.01	0.02

Net income available to common shareholders	$0.19	$0.15

Per share dividends to common shareholders	$0.30	$0.30

The accompanying notes are an integral part of the unaudited consolidated financial statements.

WINSTON HOTELS, INC.
UNAUDITED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2005
(in thousands, except per share amounts)

					Additional		Distributions	Total
	Preferred Stock		Common Stock		Paid-in	Unearned	In Excess of	Shareholders’
	Shares	Dollars	Shares	Dollars	Capital	Compensation	Earnings	Equity
Balances at December 31, 2004	3,680	$37	26,398	$264	$323,947	$(1,145)	$(82,862)	$240,241

Issuance of shares and other	—	—	110	1	1,302	(1,249)	—	54
Distributions ($0.30 per common share)	—	—	—	—	—	—	(7,954)	(7,954)
Distributions ($1.00 per preferred B share)	—	—	—	—	—	—	(3,680)	(3,680)
Unearned compensation amortization	—	—	—	—	—	595	—	595
Net income	—	—	—	—	—	—	8,754	8,754

Balances at June 30, 2005	3,680	$37	26,508	$265	$325,249	$(1,799)	$(85,742)	$238,010

The accompanying notes are an integral part of the unaudited consolidated financial statements.

WINSTON HOTELS, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in thousands)

	Six Months Ended
	June 30, 2005	June 30, 2004

Cash flows from operating activities:
Net income	$8,754	$9,278
Adjustments to reconcile net income to net cash provided by operating activities:
Income allocation to minority interest	249	193
Income allocation to consolidated joint ventures	267	262
Depreciation	9,472	9,024
Amortization	652	660
Deferred income tax expense (benefit)	152	(990)
Net gain on sale of hotel properties	(381)	(16)
Loss on impairment of hotel properties	—	50
Loss allocations from unconsolidated joint ventures	33	54
Distributions from joint ventures	59	31
Unearned compensation amortization	595	338
Changes in assets and liabilities:
Lease revenue receivable	—	179
Accounts receivable	(477)	(963)
Prepaid expenses and other assets	(246)	(6,670)
Accounts payable and accrued expenses	1,569	945

Net cash provided by operating activities	20,698	12,375

Cash flows from investing activities:
Issuance of notes receivable	(5,700)	(8,378)
Collection of notes receivable	6,069	—
Deferred acquisition costs	—	10
Acquisition of minority interest	—	(8,162)
Investment in hotel properties	(14,356)	(11,108)
Proceeds from sale of hotel properties	10,087	10,533
Investment in unconsolidated joint ventures	—	(747)

Net cash used in investing activities	(3,900)	(17,852)

Cash flows from financing activities:
Net increase in line of credit	1,050	10,800
Proceeds from long-term debt	940	3,914
Payment of long-term debt	(975)	(10,244)
Fees paid in connection with financing activities	(2,824)	(297)
Proceeds from issuance of Series B Preferred shares, net	—	88,810
Redemption of Series A Preferred shares, net	—	(75,000)
Distributions to shareholders	(11,617)	(11,421)
Distributions to minority interest in partnership	(389)	(389)
Distributions to minority interest in consolidated joint ventures	(360)	(569)

Net cash provided by (used in) financing activities	(14,175)	5,604

Net increase in cash	2,623	127
Cash at beginning of period	4,115	5,623

Cash at end of period	$6,738	$5,750

Supplemental disclosure:
Cash paid for interest	$4,402	$3,462

Summary of non-cash investing and financing activities:
Distributions to shareholders declared but not paid	$12,023	$11,538
Distributions to minority interest declared but not paid	$389	$389
Issuance of stock grants	$1,249	$765
Adjustment to minority interest due to issuance of common stock	$54	$26
Sale of hotel property for note receivable	$1,425	$—
Interest rate swap adjustment to market value	$—	$33
The accompanying notes are an integral part of the unaudited consolidated financial statements.

WINSTON HOTELS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands, except per share amounts)
1. ORGANIZATION
Winston Hotels, Inc. (the “Company”), headquartered in Raleigh, North Carolina, owns and develops hotel properties directly and through joint ventures, provides and purchases hotel loans, and provides hotel development and asset management services. The Company conducts substantially all of its operations through its operating partnership, WINN Limited Partnership (the “Partnership”). The Company and the Partnership (together with the Partnership’s wholly-owned subsidiaries, Barclay Hospitality Services Inc. (“Barclay”), Barclay Holding, Inc. (“Barclay Holding”), Winston SPE, LLC (“SPE”), Winston SPE II, LLC (“SPE II”), and Winston Finance LLC), are collectively referred to as the “Company”. As of June 30, 2005, the Company’s ownership interest in the Partnership was 95.33% (see Note 9). The Company operates so as to qualify as a real estate investment trust (“REIT”) for federal income tax purposes.
As of June 30, 2005, the Company owned or was invested in 49 hotel properties in 15 states having an aggregate of 6,886 rooms. This included 42 wholly owned properties with an aggregate of 5,963 rooms, a 49% ownership interest in one joint venture hotel with 118 rooms, a 48.8% ownership interest in one joint venture hotel with 147 rooms, and a 13.05% ownership interest in five joint venture hotels with an aggregate of 658 rooms. The Company had also issued loans totaling $31.1 million to owners of 11 hotels with an aggregate of 1,780 rooms. The Company does not hold an ownership interest in any of the hotels for which it has provided financing. All of the hotels in which the Company holds an ownership interest are operated under franchises from nationally recognized franchisors including Marriott International, Inc., Hilton Hotels Corporation, Intercontinental Hotels Group PLC, (formerly Six Continents PLC) and Choice Hotels International.
Currently, Alliance Hospitality Management, LLC manages 40 of the Company’s 49 hotels, Concord Hospitality Enterprises Company manages four hotels, Promus Hotels, Inc., an affiliate of Hilton Hotels Corporation, manages two hotels, and New Castle Hotels, LLC, Noble Investment Group, Ltd., and Prism Hospitality Corporation each manage one hotel.
2. BASIS OF PRESENTATION AND ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited consolidated financial statements reflect, in the opinion of management, all adjustments necessary for a fair statement of the results for the interim periods presented. All such adjustments are of a normal and recurring nature. Certain reclassifications have been made to the 2004 financial statements to conform to the 2005 presentation. These reclassifications have no effect on net income or shareholders’ equity previously reported. Due to the seasonality of the hotel business, the information for the six months ended June 30, 2005 and 2004 is not necessarily indicative of the results for a full year. This Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 and its Quarterly Report on Form 10-Q for the quarter ended March 31, 2005.
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

WINSTON HOTELS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands, except per share amounts)
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
One of the Company’s hotels is being closely monitored due to adverse market conditions, including a substantial road construction project, and declining operating results. If the Company’s estimates regarding the improvement of market conditions and operating results prove to be incorrect or adversely change and the Company’s estimate of the sum of the undiscounted future cash flows of this hotel plus the Company’s estimate of its residual value does not exceed the current carrying value, it is reasonably possible that in the near term the Company will record a material impairment charge with respect to this hotel. In addition, if the Company decides to sell this hotel, an impairment charge would be necessary at that time. Taking into consideration the Company’s current estimate of fair market value for this hotel of between $6.0 million and $8.0 million, and the net book value of approximately $13.7 million, the Company estimates that the impairment charge could be up to approximately $8.0 million. Should the Company decide to sell this hotel, there can be no assurance that the selling price will be within the Company’s estimated range for the fair market value, in which case this impairment charge could exceed $8.0 million.
The Company evaluates its investments in unconsolidated joint ventures for impairment by considering a number of factors including assessing current fair value of the investment to carrying value. If the current fair value of the investment is less than the carrying value, and there is either an absence of an ability to recover the carrying value of the investment, or the property does not appear to have the ability to sustain an earnings capacity that would justify the carrying amount of the investment, an impairment charge may be required.
Minority Interest
Minority interest as of June 30, 2005 and December 31, 2004, consists of minority interest in the Partnership of $7,061 and $7,255, respectively, and minority interest in consolidated joint ventures of $2,806 and $2,899, respectively.
Franchise Agreements
The Company’s franchisors periodically inspect the Company’s hotels to ensure that they meet certain brand standards primarily pertaining to the condition of the property and its guest service scores. In connection with these routine reviews, as of June 30, 2004, the Company had received a default notice from the franchisor for one of its hotels, which was not cured upon reinspection. The hotel passed the reinspection for all product improvement issues, but received an unacceptable rating due to its customer service scores falling below brand standards. The Company believes this decline in customer service scores was due, in part, to the ongoing construction to comply with the brand’s product improvement requirements. The hotel received an acceptable rating during a July 2005 reinspection. From June 30, 2004 to December 31, 2004, the Company received default notices from the respective franchisor for five other hotels. Three of these notices pertained to low guest service scores while the other notices were received for failure to complete a product improvement plan on schedule. All five hotels have since been reinspected and passed. During the first six months of 2004, the Company received a default notice from a franchisor for one additional hotel. This notice pertained to low guest service scores. Since June 30, 2005, the Company received default notices from three franchisors for four additional hotels because of product improvement issues and low guest service scores. One of the defaults is the second in a row for the hotel and therefore it must maintain a passing rating for the next two years. If the hotel receives a third default during this time, the franchisor may choose to terminate the franchise agreement. The Company is currently in the process of curing these deficiencies to comply with the respective franchisor’s standards, and although the Company expects to receive an acceptable rating for each of these hotels, it can provide no assurance that an acceptable rating will be received for such hotels. The failure by the Company to cure defaults at multiple properties and the subsequent terminations of franchise agreements by its franchisors could have a material adverse effect on the Company’s financial statements or results of operations.
As of June 30, 2005 of the 49 hotels’ franchise licenses, including seven joint venture hotels, one expires in 2006, two expire in 2007, four expire in 2008, three expire in 2009, two expire in 2010, two expire in 2011, one expires in 2013, one expires in 2015, two expire in 2016, 11 expire in 2017, eight expire in 2018, one expires in 2020, four expire in 2022, two expire in 2023, four expire in 2024 and one expires in 2025. The franchise agreements provide for termination at the franchisor’s option upon the occurrence of certain events, including the Company’s failure to pay royalties and fees or perform its other covenants under the franchise agreement, bankruptcy, abandonment of the franchise, commission of a

WINSTON HOTELS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands, except per share amounts)
felony, assignment of the franchise without the consent of the franchisor, or failure to comply with applicable law or maintain applicable standards in the operation and condition of the relevant hotel. The franchise agreements will not renew automatically upon expiration.
The Company has recently received written notification from the franchisor that the franchise license agreement for one of its properties, which expires in January 2008, will not be renewed. The Company may decide to change the brand of the hotel prior to the expiration date. This situation is not expected to have a material impact on the Company’s results of operations in the future. There can be no assurance that other licenses will be renewed upon the expiration thereof. Such future non-renewals could have a material adverse effect on the Company.
Recently Issued Accounting Standards
In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123R (Revised 2004), “Share-Based Payment,” (“SFAS No. 123R”), which is effective for fiscal years beginning after June 15, 2005. SFAS No. 123R is a revision of FASB Statement No. 123, (Accounting for Stock-Based Compensation”). The Company will adopt SFAS No. 123R for the 2006 fiscal year and does not expect it to have a material impact on the Company’s financial statements or results of operations.
In December 2004, the FASB issued Statement of Financial Accounting Standards No. 152 “Accounting for Real Estate Time-Sharing Transactions,” (“SFAS No. 152”), which is effective for fiscal years beginning after June 15, 2005. Since the Company is not involved with these types of transactions, SFAS No. 152 is not expected to have a material impact on the Company’s financial statements or results of operations.
In December 2004, the FASB issued Statement of Financial Accounting Standards No. 153, “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29,” (“SFAS No. 153”), which is effective for fiscal years beginning after June 15, 2005. Since the Company is not involved with these types of transactions, SFAS No. 153 is not expected to have a material impact on the Company’s financial statements or results of operations.
In June 2005, the FASB issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections a replacement of APB Opinion No. 20, Accounting Changes and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements (“SFAS No. 154”), which is effective for accounting changes made in fiscal years beginning after December 31, 2005. SFAS No. 154 is not expected to have a material impact on the Company’s financial statements or results of operations.
3. CREDIT FACILITIES
The Company’s former $125,000 line of credit (the “Wachovia Line”) bore interest at rates from LIBOR plus 1.75% to 2.50%, based on the Company’s consolidated debt leverage ratio. The Wachovia Line, which had an original maturity date of December 31, 2004, was amended in December 2004 to extend the maturity date to March 31, 2005.
On March 11, 2005, the Company through its wholly-owned subsidiary, Winston SPE II, LLC, entered into a credit facility (the “GE Line”) with General Electric Capital Corporation (“GECC”). The Company subsequently borrowed $77,500 under the GE Line on March 14, 2005 and used these funds to pay off all outstanding debt under the Wachovia Line, terminating the Wachovia Line. The GE Line provides for revolving loan commitments and letters of credit up to $155,000. The GE Line bears interest at rates from 30-day to 180-day LIBOR (30-day LIBOR equaled 3.34% at June 30, 2005) plus 1.75% to 2.50%, based on the ratio of the underwritten net operating income of the hotels that collateralize the GE Line to the outstanding principal balance of the GE Line. At June 30, 2005, the interest rate was based on 30-day LIBOR plus 1.75%. For the three and six months ended June 30, 2005 the weighted average interest rate for the GE Line was 5.06% and 5.02%, respectively. An unused fee of up to 0.25% is also payable quarterly on the unused portion of the GE Line. Availability is calculated each quarter on a trailing twelve-month basis based primarily upon the underwritten net operating income of the hotels that collateralize the GE Line divided by 13%. Availability on the GE line at June 30, 2005 was approximately $79,000. The GE Line matures on March 11, 2010.

WINSTON HOTELS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands, except per share amounts)
4. EARNINGS PER SHARE
The following is a reconciliation of net income to net income available to common shareholders assuming dilution and the weighted average number of common shares used in calculating basic and fully diluted earnings per common share:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Income from continuing operations	$5,427	$5,430	$8,527	$8,882
Less: preferred stock distributions	(1,840)	(1,840)	(3,680)	(3,635)
Less: loss on redemption of Series A Preferred Stock	—	—	—	(1,720)

Income from continuing operations available to common shareholders	3,587	3,590	4,847	3,527
Income from discontinued operations	349	81	227	396

Net income available to common shareholders	3,936	3,671	5,074	3,923
Plus: income allocation to minority interest	175	176	238	172

Net income available to common shareholders — assuming dilution	$4,111	$3,847	$5,312	$4,095

Weighted average number of common shares	26,298	26,217	26,290	26,216
Minority interest units with redemption rights	1,299	1,299	1,299	1,299
Stock options and unvested stock grants	14	26	18	46

Weighted average number of common shares assuming dilution	27,611	27,542	27,607	27,561

Earnings per share — assuming dilution	$0.15	$0.14	$0.19	$0.15

For the three and six months ended June 30, 2005, there were 140,000 stock options outstanding and 92,706 unvested stock grants outstanding, which were antidilutive. For the three and six months ended June 30, 2004, there were 140,000 stock options outstanding and 55,590 unvested stock grants outstanding, which were antidilutive. During each of the first two quarters of 2005, the Company declared quarterly cash dividends of $0.15 per common share and $0.50 per Series B preferred share.
5. INCOME TAXES
The income tax expense for the three months ended June 30, 2005 consists of a federal income tax expense of $318 and a state income tax expense of $37. The income tax expense for the six months ended June 30, 2005 consists of a federal income tax expense of $136 and a state income tax expense of $16. The income tax expense was calculated using an effective tax rate of 38% applied to the net income of Barclay. The Company believes that Barclay will generate sufficient future taxable income to realize in full the deferred tax asset. Accordingly, no valuation allowance has been recorded as of June 30, 2005.
6. SUMMARIZED FINANCIAL STATEMENT INFORMATION FOR JOINT VENTURES AND FIN 46R
As of June 30, 2005 the Company had invested in seven operating hotels through joint ventures. For the three and six months ended June 30, 2005 and 2004, the Company consolidated all voting interest entities in which it owns a majority voting interest and all variable interest entities for which it is the primary beneficiary in accordance with FASB Interpretations No. 46R, “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51” (FIN 46R). As a result, the Company consolidated the results of operations for two of the hotels owned in joint ventures. The Company’s investment in five joint venture hotels is not consolidated and accounted for under the equity method.

WINSTON HOTELS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands, except per share amounts)
Consolidated Joint Ventures
During 2000, the Company entered into a joint venture, Marsh Landing Hotel Associates, LLC (“Marsh Landing Hotel Associates”) with Marsh Landing Investments, LLC to develop and own hotel properties. The Company currently owns a 49% interest in both Marsh Landing Hotel Associates, which owns the Ponte Vedra, Florida Hampton Inn and Marsh Landing Lessee Company, LLC, (“Marsh Landing Lessee”), which leases the hotel from Marsh Landing Hotel Associates. Marsh Landing Investments, LLC is owned by Charles M. Winston, Chairman of the Board of Directors of the Company (the “Board”) and James H. Winston, a former Board member, and owns a 51% interest in both entities. The results of operations and the balance sheet of these joint ventures are consolidated in the Company’s consolidated financial statements pursuant to FIN 46R and all intercompany accounts are eliminated.
During 2003, the Company entered into a joint venture, Chapel Hill Hotel Associates, LLC, (“Chapel Hill Hotel Associates”) with Chapel Hill Investments, LLC to develop and own hotel properties. The Company currently owns a 48.78% interest in both Chapel Hill Hotel Associates, which owns the Chapel Hill Courtyard by Marriott, and Chapel Hill Lessee Company, LLC, (“Chapel Hill Lessee”), which leases the Chapel Hill Courtyard by Marriott from Chapel Hill Hotel Associates. Chapel Hill Investments, LLC owns a 51.22% interest in both entities. Chapel Hill Investments, LLC is owned 52% by Charles M. Winston and James H. Winston, and 48% by three other unaffiliated owners. The results of operations and the balance sheet of these joint ventures are consolidated in the Company’s consolidated financial statements pursuant to FIN 46R and all intercompany accounts are eliminated.
The following tables set forth a summary of the balance sheets and income statements for the consolidated joint ventures as of June 30, 2005 and December 31, 2004 and for the three and six month periods ended June 30, 2005 and 2004:

	June 30, 2005	December 31, 2004
Marsh Landing Hotel Associates
Assets	$6,820	$7,044
Liabilities	4,916	4,978

Equity	$1,904	$2,066

March Landing Lessee
Assets	$89	$—
Liabilities	3	—

Equity	$86	$—

Chapel Hill Hotel Associates
Assets	$14,322	$13,576
Liabilities	10,856	9,916

Equity	$3,466	$3,660

Chapel Hill Lessee
Assets	$196	$130
Liabilities	166	187

Equity (deficit)	$30	$(57)

WINSTON HOTELS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Marsh Landing Hotel Associates
Revenue	$340	$408	$713	$809
Expense	222	191	431	383

Net income	$118	$217	$282	$426

March Landing Lessee
Revenue	$812	$—	$1,696	$—
Expense	799	—	1,609	—

Net income	$13	$—	$87	$—

Chapel Hill Hotel Associates
Revenue	$550	$—	$977	$2
Expense	488	55	909	110

Net income (loss)	$62	$(55)	$68	$(108)

Chapel Hill Lessee
Revenue	$1,311	$—	$2,303	$—
Expense	1,231	9	2,216	9

Net income (loss)	$80	$(9)	$87	$(9)

Unconsolidated Joint Ventures
During the fourth quarter of 2002, the Company formed a joint venture (the “Charlesbank Venture”) with Boston-based Charlesbank Capital Partners, LLC (“Charlesbank”). The Company owns 15% of the Charlesbank Venture and Charlesbank owns 85%. The Charlesbank Venture focuses on acquisitions that the partners believe have turnaround or upside potential and can benefit from additional capital and aggressive asset management, which often includes renovating, repositioning, rebranding and/or a change in management. As of June 30, 2005, the Charlesbank Venture had invested in four hotels through a joint venture (“WCC Project Company LLC”) comprised of Concord Hospitality Enterprises Company (“Concord”) and the Charlesbank Venture. Concord owns a 13% interest in the projects acquired by WCC Project Company LLC, while the Charlesbank Venture owns 87%, so that the Company has an indirect 13.05% ownership interest in WCC Project Company LLC.
As of June 30, 2005, the Charlesbank Venture had invested in a fifth hotel through a joint venture (“WNC Project Company LLC”) comprised of Shelton III Hotel Equity LLC, owned by New Castle Hotels LLC (“New Castle”) and the Charlesbank Venture. New Castle owns a 13% interest in WNC Project Company LLC, while the Charlesbank Venture owns 87%, so that the Company has an indirect 13.05% ownership interest in WNC Project Company LLC.
The Company’s carrying amount of its investment in both the WCC Project Company LLC and the WNC Project Company LLC joint ventures differs from its share of the partnership equity reported in the balances of the unconsolidated joint venture due to the Company’s cost of its investment in excess of the historical net book values. The additional basis is allocated to depreciable assets and depreciation is recognized on a straight-line basis over 30 years. The Company accounts for its investment in these hotels under the equity method of accounting. Therefore, results of operations and the balance sheets of these five hotels are not consolidated in the Company’s consolidated financial statements.
The following tables set forth a summary of the balance sheet and income statement, including the Company’s share, related to the WCC Project Company LLC and the WNC Project Company LLC joint ventures as of June 30, 2005 and December 31, 2004 and for the three and six month periods ended June 30, 2005 and 2004:

WINSTON HOTELS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands, except per share amounts)

	June 30,	December 31,
	2005	2004
Current assets	$2,804	$4,193
Gross fixed assets	49,858	47,599
Accumulated depreciation	(3,265)	(2,178)
Other assets	586	914

Total assets	49,983	50,528

Current liabilities	2,107	3,303
Outstanding debt	32,061	30,768

Total liabilities	34,168	34,071

Equity	15,815	16,457

Company’s share of equity	1,992	2,077
Company’s additional basis	428	435

Investment in joint venture	$2,420	$2,512

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Revenues	$4,187	$2,743	$7,272	$5,049
Hotel operating expenses	2,429	1,764	4,468	3,114
Management fees	200	122	342	226
Fixed expenses	1,237	1,027	2,503	1,966

Hotel net income (loss)	321	(170)	(41)	(257)

Charlesbank Venture’s 87% share of net income (loss)	279	(148)	(36)	(224)
Corporate charges	(62)	(45)	(136)	(84)

Charlesbank Venture net income (loss)	217	(193)	(172)	(308)
Winston’s 15% share of Charlesbank Venture net income (loss)	33	(29)	(26)	(46)
Amortization of investment true-up	(4)	(4)	(7)	(8)

Equity in income (loss) of unconsolidated joint ventures	$29	$(33)	$(33)	$(54)

WINSTON HOTELS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands, except per share amounts)
Notes Receivable
Notes receivable consists of the following:

	June 30,	December 31,
	2005	2004
$1.1 million mezzanine loan collateralized by the ownership interest of the entity that owns the hotel, matures December 2006 at an interest rate of 30-day LIBOR plus 7.36%, with interest-only payments through maturity, with additional interest of 2% of gross monthly revenues until maturity of which 75% is accrued, at maturity Company will receive greater of accrued interest or 15% of the appreciation in value	$1,080	$1,080

$2.2 million mezzanine loan collateralized by the ownership interest of the entity that owns the hotel, matures January 2006, at an interest rate of 30-day LIBOR plus 8.44%, with interest-only payments through maturity, with additional interest of 2% of gross monthly revenues until maturity of which 75% is accrued, at maturity Company will receive greater of accrued interest or 20% of the appreciation in value	2,186	2,186

$1.8 million mezzanine loan collateralized by the ownership interest of the entity that owns the hotel, matures October 2005, at an interest rate of 30-day LIBOR plus 10.21%, with interest and principal payments based on a ten year amortization, with additional accrued interest of 10% of gross monthly revenues until maturity, at maturity Company will receive greater of accrued interest or 60% of the appreciation in value	1,643	1,683

$2.4 million mezzanine loan collateralized by the ownership interest of the entity that owns the hotel, matures February 2009, at an interest rate of 60-day LIBOR (with a 2% floor) plus 9%, with interest-only payments through maturity, with additional interest of 2% of outstanding principal balance	2,400	2,400

$6 million B-note collateralized by the hotel property, matures June 2006, at an interest rate of 10%, interest only payments until maturity or payoff, paid in full March 2005	—	6,000

$5.5 million mezzanine loan collateralized by the ownership interest of the entity that owns the hotel, matures September 2009, at an interest rate of 30-day LIBOR plus 10.25%, with interest only for the first two years of operations and interest and principal payments thereafter based on a ten year amortization schedule, with additional interest of 3% of outstanding principal balance accruing monthly	5,500	5,500

$6.0 million senior participating loan collateralized by the hotel property, matures December 2005, at an interest rate of 11%, with interest only payments until maturity	6,000	6,000

$6.0 million mezzanine loan collateralized by the ownership interest of the entity that owns the hotel, matures December 2007, at an interest rate of 30-day LIBOR plus 9%, with interest only payments until maturity	6,000	6,000

$1.4 million loan collateralized by the hotel property, matures January 2010, at an interest rate of prime plus 1.5%, with principal payments of $6, based on a twenty year amortization schedule (see Note 7)	1,395	—

$3.4 million mezzanine loan collateralized by the ownership interest of the entity that owns the hotel, matures August 2011, at an interest rate of 30-day LIBOR plus 9.41%, with interest only payments until maturity, with additional interest of 4% accruing monthly until maturity	3,375	—

$2.3 million B-notes collateralized by three hotel properties, mature September 2011, at an effective interest rate of 9.3% (and a yield to maturity of 11.7%), interest and principal payments based on a six and one-half year amortization schedule	2,326	—

Total	$31,905	$30,849

WINSTON HOTELS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands, except per share amounts)
The Company does not hold an ownership interest in any of the hotels for which it has provided financing. These loan arrangements are considered to be variable interests in the entities that own the hotels, all of which are VIEs. However, the Company is not considered to be the primary beneficiary. Therefore, the Company does not consolidate the results of operations of the hotels for which it has provided financing. The Company’s total outstanding related interest receivable balance exposed to loss as a result of its involvement in these loans totaled $1,426 as of June 30, 2005.
As noted in the table above, in February 2005, the Company issued a $3.4 million mezzanine loan to finance the development of a 165-room Hampton Inn & Suites in Albany, New York. M&T Realty provided an $11.5 million first mortgage loan. The Company’s loan is subordinate to the M&T Realty first mortgage loan. The term of the Company’s loan is 6.5 years. During the term of the loan, interest only will be payable at 30-day LIBOR (3.34% at June 30, 2005) plus 9.41%. In addition during this period, interest in the amount of 4.0% will accrue and be added to the outstanding principal balance on the note and shall be due and payable upon repayment of the loan. Interest will not be paid on the accrued interest. The loan is collateralized by the borrower’s ownership interest in the property.
In March 2005, the Company purchased from Lehman Brothers $2.8 million of B-notes for $2.3 million. The fixed-rate notes are collateralized by second mortgages on three hotels with a weighted average yield to maturity at the time of purchase of 11.7% and each has a remaining term of approximately six years. The total monthly payment is a fixed amount, with interest and principal varying based on the amortization schedule. The three B-Notes, which are debt subordinated to the first mortgage “A” note, are cross-collateralized. The A note is collateralized by the first mortgages on each of the three assets, which are held in a Collateralized Mortgage-Backed Securities trust. The loans are collateralized by a 146-room SpringHill Suites and a 91-room TownePlace Suites, both in Boca Raton, Florida, and a 95-room TownePlace Suites in Fort Lauderdale, Florida.
7. DISCONTINUED OPERATIONS
The Company sold the Hilton Head, South Carolina Hampton Inn in May 2005 for $4.4 million in cash, net of closing costs. The Company recorded a gain of $471 related to the sale of the Hilton Head Hampton Inn. The Company sold two hotels during January 2005. The Chester, Virginia Comfort Inn was sold for $5.2 million in cash, net of closing costs. The Greenville, South Carolina Comfort Inn was sold for $1.9 million, net of closing costs of which the Company received approximately $0.5 million in cash proceeds and a note receivable for approximately $1.4 million. The note requires monthly fixed principal payments of $6 over five years, (at which time the balance of the note is due) and bears interest at a rate of prime (6.25% at June 30, 2005) plus 1.5%. The Company recorded a loss of $33 related to the sale of the Chester Comfort Inn, and a loss of $57 related to the sale of the Greenville Comfort Inn. These losses were in addition to the estimated impairment losses taken in 2004 and 2003, relating to the Greenville Comfort Inn. The Greenville Comfort Inn was originally classified as held for sale in the third quarter of 2003. The Company sold the Wilmington, North Carolina Hampton Inn in February 2004 and sold the Las Vegas, Nevada Hampton Inn in June 2004 for an aggregate gain of $16.
The operating results for these five hotels are included in discontinued operations in the statements of operations until their sale date. The Company has elected not to allocate interest expense to the results of the discontinued operations in accordance with SFAS No. 144. Including additional hotels in discontinued operations resulted in certain reclassifications to the three and six months ended June 30, 2004 financial statement amounts. The 2005 loss on sale was in addition to the estimated impairment losses taken in 2004 and 2003, relating to the Greenville, South Carolina Comfort Inn.

WINSTON HOTELS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands, except per share amounts)
Condensed financial information of the results of operations for the hotels sold and included in discontinued operations is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004
Total revenue	$185	$2,060	$709	$3,848
Total expenses	225	1,716	808	3,454

Income (loss) from discontinued operations	(40)	344	(99)	394
Allocation to minority interest in Partnership — (income) loss from discontinued operations	4	(19)	6	(23)
Gain (loss) on sale of discontinued operations	471	(284)	381	16
Allocation to minority interest in Partnership — (gain) loss on sale of discontinued operations	(22)	14	(17)	(1)
Loss on impairment of asset held for sale	—	(25)	—	(49)
Allocation to minority interest in Partnership — loss on impairment of asset held for sale	—	1	—	2
Income tax benefit (expense)	(64)	50	(44)	57

Income from discontinued operations	$349	$81	$227	$396

8. SEGMENT REPORTING
Due to the current magnitude of the Company’s hotel financing operations, and the Company’s expectation to continue to grow this activity, the Company recently began to analyze the financing operations of its business separately from its hotel ownership operations. Therefore, the Company presently operates in two business segments within the hotel lodging industry: Hotel Ownership and Hotel Financing. Hotel Ownership refers to owning hotels directly or through joint ventures and includes our joint ventures’ development activities. Hotel Financing refers to owning hotel-related loans through acquisition or origination.
The Company does not allocate certain corporate-level accounts to its operating segments, including corporate general and administrative expenses, interest and other income unrelated to notes receivable and minority interest in the Partnership. As of June 30, 2005, aside from the Company’s portfolio of notes receivable and related interest receivable totaling $31.9 million and $1.4 million, respectively, all assets of the Company primarily relate to the Hotel Ownership segment. In addition, all capital expenditures incurred by the Company relate to the Hotel Ownership segment. Financial information related to the Company’s reportable segments for the three and six months ended June 30, 2005 and 2004 was as follows:

WINSTON HOTELS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands, except per share amounts)

Three months ended June 30, 2005:
	Hotel	Hotel
	Ownership	Financing	Corporate	Consolidated
Operating revenues	$40,622	$—	$—	$40,622
Operating expenses	(26,429)	(10)	(1,891)	(28,330)
Depreciation and amortization	(5,093)	—	—	(5,093)
Interest and other income	—	1,151	76	1,227
Interest expense	(2,021)	(402)	—	(2,423)

Income before allocation to minority interest in Partnership, allocation to minority interest in consolidated joint ventures, income taxes, and equity in income of unconsolidated joint ventures	7,079	739	(1,815)	6,003
Minority interest in Partnership	—	—	(175)	(175)
Minority interest in consolidated joint ventures	(139)	—	—	(139)
Income tax expense	(291)	—	—	(291)
Equity in income of unconsolidated joint ventures	29	—	—	29

Income (loss) from continuing operations	$6,678	$739	$(1,990)	$5,427

Income from discontinued operations				349

Net income				$5,776

Total assets	$391,131	$33,332	$—	$424,463

Three months ended June 30, 2004:
	Hotel	Hotel
	Ownership	Financing	Corporate	Consolidated
Operating revenues	$35,708	$—	$—	$35,708
Operating expenses	(22,947)	(2)	(1,506)	(24,455)
Depreciation and amortization	(4,583)	—	—	(4,583)
Interest and other income	—	355	69	424
Interest expense	(1,607)	(66)	—	(1,673)

Income before allocation to minority interest in Partnership, allocation to minority interest in consolidated joint ventures, income taxes, and equity in loss of unconsolidated joint ventures	6,571	287	(1,437)	5,421
Minority interest in Partnership	—	—	(176)	(176)
Minority interest in consolidated joint ventures	(78)	—	—	(78)
Income tax benefit	296	—	—	296
Equity in loss of unconsolidated joint ventures	(33)	—	—	(33)

Income (loss) from continuing operations	$6,756	$287	$(1,613)	$5,430

Income from discontinued operations				81

Net income				$5,511

Total assets	$383,703	$14,160	$—	$397,863

WINSTON HOTELS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands, except per share amounts)

Six months ended June 30, 2005:
	Hotel	Hotel
	Ownership	Financing	Corporate	Consolidated
Operating revenues	$75,558	$—	$—	$75,558
Operating expenses	(50,409)	(11)	(3,879)	(54,299)
Depreciation and amortization	(10,002)	—	—	(10,002)
Interest and other income	—	2,614	133	2,747
Interest expense	(4,011)	(819)	—	(4,830)

Income before allocation to minority interest in Partnership, allocation to minority interest in consolidated joint ventures, income taxes, and equity in loss of unconsolidated joint ventures	11,136	1,784	(3,746)	9,174
Minority interest in Partnership	—	—	(238)	(238)
Minority interest in consolidated joint ventures	(267)	—	—	(267)
Income tax expense	(109)	—	—	(109)
Equity in loss of unconsolidated joint ventures	(33)	—	—	(33)

Income (loss) from continuing operations	$10,727	$1,784	$(3,984)	$8,527

Income from discontinued operations				227

Net income				$8,754

Total assets	$391,131	$33,332	$—	$424,463

Six months ended June 30, 2004:
	Hotel	Hotel
	Ownership	Financing	Corporate	Consolidated
Operating revenues	$67,916	$—	$—	$67,916
Operating expenses	(44,499)	(2)	(3,138)	(47,639)
Depreciation and amortization	(9,192)	—	—	(9,192)
Interest and other income	—	616	140	756
Interest expense	(3,283)	(121)	—	(3,404)

Income before allocation to minority interest in Partnership, allocation to minority interest in consolidated joint ventures, income taxes, and equity in loss of unconsolidated joint ventures	10,942	493	(2,998)	8,437
Minority interest in Partnership	—	—	(172)	(172)
Minority interest in consolidated joint ventures	(262)	—	—	(262)
Income tax benefit	933	—	—	933
Equity in loss of unconsolidated joint ventures	(54)	—	—	(54)

Income (loss) from continuing operations	$11,559	$493	$(3,170)	$8,882

Income from discontinued operations				396

Net income				$9,278

Total assets	$383,703	$14,160	$—	$397,863

WINSTON HOTELS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands, except per share amounts)
9. MINORITY INTEREST IN PARTNERSHIP
The Company is the general partner of, and owns a 95.33% ownership interest in, the Partnership. The remaining 4.67% minority interest in the Partnership is owned by Hubbard Realty of Winston-Salem, Inc. (0.23%), Cary Suites, Inc. (3.67%), WJS – Perimeter, Inc. (0.39%), and Charles M. Winston Associates, Limited Liability Partnership (0.38%). Hubbard Realty of Winston-Salem, Inc. is owned by parties unrelated to the Company. Mr. Robert W. Winston, Chief Executive Officer of the Company, is the sole officer and director of Cary Suites. Cary Suites is a corporation owned 29.1% by Robert W. Winston, 20.8% by his wife, 15.75% by each of his parents, 17.9% by a trust for the benefit of his children, and 0.7% by his sister. Robert W. Winston’s father is Charles M. Winston, Chairman of the Board of the Company. Charles M. Winston serves as a director and owns a 33.33% ownership in WJS – Perimeter, Inc. The remaining 66.67% ownership interest in WJS – Perimeter, Inc. is owned by parties unrelated to the Company. Charles M. Winston Associates, Limited Liability Partnership, is a partnership owned 50% by Mr. Charles M. Winston and 50% by Mr. Charles M. Winston’s spouse.

Item 2 -	Management’s Discussion and Analysis of Financial Condition and Results of Operations ($ in thousands)
Executive Overview
Winston Hotels, Inc. (the “Company”), headquartered in Raleigh, North Carolina, owns and develops hotel properties and owns interests in hotel properties through joint ventures, provides and purchases hotel loans and provides hotel development and asset management services. As of June 30, 2005, the Company owned or was invested in, through its equity interests in joint venture entities, 49 hotel properties in 15 states having an aggregate of 6,886 rooms. This included 42 wholly owned properties with an aggregate of 5,963 rooms, a 49% ownership interest in one joint venture hotel with 118 rooms, a 48.78% ownership interest in one joint venture hotel with 147 rooms, and a 13.05% ownership interest in five joint venture hotels with an aggregate of 658 rooms. The Company also had issued loans to owners of 11 hotels with an aggregate of 1,780 rooms. The Company does not hold an ownership interest in any of the hotels for which it has provided financing. All of the Company’s hotels are operated under franchises from nationally recognized franchisors including Marriott International, Inc., Hilton Hotels Corporation, Intercontinental Hotels Group PLC, (formerly Six Continents PLC) and Choice Hotels International.
The Company’s primary source of revenue is room revenue. The Company also generates revenue through food and beverage, telephone, parking, and other incidental hotel sales and interest income from hotel loans. Operating expenses consist of the costs to provide these services as well as corporate general and administrative costs, real and personal property taxes, property and casualty insurance costs, income taxes of our consolidated taxable REIT subsidiary, depreciation, amortization, and other costs. The Company has significant fixed costs associated with owning and operating hotels, which do not necessarily decrease when market factors cause a reduction in revenue for the property. As a result, changes in revenue per available room (“RevPAR”) can result in a greater percentage change in the Company’s earnings and cash flows.
Based on our primary business objectives and forecasted operating conditions, our key priorities or financial strategies include, among other things:
•	acquiring and developing hotels with a favorable current yield and an opportunity for appreciation,

•	implementing selective capital improvements designed to increase profitability consistent with franchisor standards and mandates,

•	directing our hotel managers to minimize operating costs and increase revenues, and

•	originating or acquiring hotel loans, and other investments that our Board of Directors deems appropriate.
Throughout 2004 and during the first six months of 2005, strong economic growth in the United States economy combined with improved business demand led to RevPAR growth throughout the lodging industry. For the remainder of 2005, forecasts for the lodging industry continue to be favorable. The Company likewise expects RevPAR to increase in the second half of 2005, however, at a lower rate than the increase of 7.2% experienced during the first six months of 2005.
Second quarter 2005 operating margins decreased slightly to 43.3% from 43.5% in the same period for the previous year. The decrease in the operating margin is primarily due to brand-driven initiatives, higher health insurance costs, and higher labor costs. The Company expects a slight improvement in gross operating profit margins for the third quarter of 2005 as compared to the third quarter of 2004.
While the Company believes the improving demand trends in the lodging industry discussed here and in our Annual Report on Form 10-K creates the opportunity for improvements in our business in 2005, there can be no assurances that any increases in hotel revenues or earnings at our properties will be realized for any number of reasons, including, but not limited to, slower than anticipated growth in the economy and changes in travel patterns.
Recent Developments
The Company is currently involved in a number of acquisitions and development projects in its Hotel Ownership Segment:
•	The Company is under contract to purchase a six-property, 698-room portfolio for $46.0 million. The properties consist of one Courtyard by Marriott hotel and five Towneplace Suites hotels.

•	The Company closed on the purchase of 4.5 acres of land for $2.94 million and plans to build a 142-room Homewood Suites hotel in the Forrestal Center of Princeton University for an all-in cost of approximately $19.6 million, $12.0 million of which is expected to be financed. The hotel is scheduled to break ground this summer and is expected to open in the first quarter of 2007.

•	The Company recently formed a joint venture with DeHoff Development Company, a diversified real estate owner and developer and plans to build a 121-room Hilton Garden Inn at Gateway Corporate Park, adjacent to the Akron-Canton Airport in Green, Ohio for approximately $12.0 million.
To increase activity within its Hotel Financing Segment, during the second quarter, the Company announced a program with GE Commercial Franchise Finance (“GEFF”) to provide a highly streamlined, cost-effective loan program for hoteliers. Under the program, GEFF and Winston provide loans secured by a first mortgage for up to 85 percent of a project’s cost. Under the program, Winston funds approximately 25 percent of the total loan amount which is the first loss piece or the “B” note of the loan. Borrowers will work with the two companies as one seamless entity, which is expected to reduce significantly the time and cost to acquire the financing for hotel projects, compared to having to deal with two separate lenders.
Results of Operations for the Three and Six Months Ended June 30, 2005 versus the Three and Six Months Ended June 30, 2004
HOTEL OWNERSHIP SEGMENT
Revenues
The following table illustrates key operating statistics of our portfolio for the three and six months ended June 30, 2005 and 2004:

	Three Months Ended			Six Months Ended
	June 30,			June 30,
			Percentage			Percentage
	2005	2004	Change	2005	2004	Change
Hotels owned as of June 30, 2005 (a):
Hotel room revenues	$36,703	$32,216	13.9%	$68,592	$60,766	12.9%
RevPAR	$64.75	$59.55	8.7%	$60.83	$56.77	7.2%
Occupancy	72.9%	73.3%	-0.5%	69.4%	70.4%	-1.4%
Average daily rate (ADR)	$88.84	$81.25	9.3%	$87.70	$80.67	8.7%

(a)	Includes all owned or partially owned consolidated hotels as of June 30, 2005.
Room – For the three months ended June 30, room revenue increased $4,487, or 13.9%, from $32,216 in 2004 to $36,703 in 2005. In September 2004, the joint venture in which the Company has invested opened the Chapel Hill, North Carolina Courtyard by Marriott. In December 2004, the Company purchased the Roanoke, Virginia Courtyard by Marriott. The additional room revenue generated by these two hotels, (collectively, the “Opened Hotels”), during the second quarter of 2005 as compared to the second quarter of 2004, totaled $2,163. The increase in room revenues was also due, in part, to an increase in RevPAR of 8.7% from $59.55 in the second quarter of 2004 to $64.75 due to improving market conditions. Occupancy rates declined 0.5%, from 73.3% to 72.9%, and the average daily rate (“ADR”) increased 9.3%, from $81.25 to $88.84, during the second quarter of 2005 as compared to the same period of 2004. During the first six months of 2005, strong economic growth combined with improved business demand led to the growth in RevPar.
For the six months ended June 30, room revenue increased $7,826 from $60,766 in 2004 to $68,592 in 2005. In March 2004, the Company acquired the lease for the Secaucus, New Jersey Holiday Inn from a third party lessee. The additional room revenue generated by this lease together with the Opened Hotels, (collectively the “New Hotels”), during the six months ended 2005 as compared to the six months ended June 30, 2004, totaled $4,836. The increase in room revenues was also due, in part, to an increase in RevPAR of 7.2% from $56.77 to $60.83 due to improving market conditions. Occupancy rates decreased 1.4%, from 70.4% to 69.4%, and the ADR increased 8.7%, from $80.67 to $87.70, for the six months ended 2005, as compared to the same period of 2004.

Food and Beverage – For the three months ended June 30, food and beverage revenue increased $246 from $2,419 in 2004 to $2,665 in 2005. For the six months ended June 30, food and beverage revenue increased $431 from $4,379 in 2004 to $4,810 in 2005. The additional food and beverage revenue generated by the Opened Hotels and New Hotels for the three and six months ended 2005, respectively, as compared to the same periods of 2004, totaled $216 and $403. Excluding these properties, food and beverage revenues were consistent with the same periods in the prior year.
Other Operating Departments – For the three months ended June 30, other operating departments’ revenue increased $172 from $1,019 in 2004 to $1,191 in 2005. For the six months ended June 30, other operating departments’ revenue increased $35 from $1,997 in 2004 to $2,032 in 2005. The additional other operating departments’ revenue generated by the Opened Hotels and New Hotels for the three and six months ended 2005, respectively, as compared to the same periods of 2004, totaled $56 and $126. These increases were offset by lower telephone revenue as cellular phone use continues to reduce the demand for this service.
Percentage Lease Revenue – The 2004 results include percentage lease revenue for the Secaucus Holiday Inn for which the lease was acquired by Barclay Hospitality in March of 2004. The Company is no longer the lessor under any hotel leases with unrelated third parties and therefore will no longer report percentage lease revenue.
Expenses
Rooms – For the three months ended June 30, rooms expenses increased $1,170 from $6,999 in 2004 to $8,169 in 2005. For the six months ended June 30, rooms expenses increased $1,990 from $13,403 in 2004 to $15,393 in 2005, respectively. The additional room expense generated by the Opened Hotels and New Hotels for the three and six months ended 2005, respectively, as compared to same periods in 2004, totaled $378 and $980, respectively. The remaining increase in rooms expenses is due in part, to increases in labor costs, travel agent commissions and complimentary food and beverage costs. The increase in these costs is consistent with the increase in room revenue for the three and six months ended 2005 as compared to same periods in 2004.
Food and Beverage – For the three months ended June 30, food and beverage expenses increased $198 from $1,751 in 2004 to $1,949 in 2005. For the six months ended June 30, food and beverage expenses increased $467 from $3,220 in 2004 to $3,687 in 2005. Food and beverage expense from the Opened Hotels and New Hotels was the primary reason for the increase. Excluding these properties, expenses were consistent with the same periods in the prior year.
Other Operating Departments – For the three months ended June 30, other operating costs increased $38 from $705 in 2004 to $743 in 2005. For the six months ended June 30, other operating costs increased $40 from $1,413 in 2004 to $1,453 in 2005. Other operating costs attributed to the Opened Hotels and New Hotels was the primary reason for the increase. Excluding these properties, expenses were consistent with the same period in the prior year.
Property Operating – For the three months ended June 30, property operating costs increased $756 from $6,952 in 2004 to $7,708 in 2005. For the six months ended June 30, property operating costs increased $1,297 from $13,789 in 2004 to $15,086 in 2005. The additional franchise costs generated by the Opened Hotels and New Hotels for three and six months ended 2005, respectively, as compared to the same periods of 2004, totaled $394 and $1,005, respectively. The remaining increase is primarily due to increases in utilities and various administrative and general expenses, including labor costs and credit card commissions.
Real Estate Taxes and Property and Casualty Insurance – For the three months ended June 30, real estate taxes and property insurance costs increased $265 from $1,617 in 2004 to $1,882 in 2005. For the six months ended June 30, real estate taxes and property insurance costs increased $441 from $3,235 in 2004 to $3,676 in 2005. The inclusion of the New Hotels in the three and six month 2005 results contributed to $76 and $131 of the increases, respectively. The remaining change is primarily due to an increase in property taxes.
Franchise Costs – Consistent with the increase in room revenues for the three months ended June 30, franchise costs increased $352 from $2,304 in 2004 to $2,656 in 2005. Similarly, for the six months ended June 30, franchise costs increased $608 from $4,357 in 2004 to $4,965 in 2005. The additional franchise costs generated by the Opened Hotels and New Hotels for three and six months ended 2005, respectively, as compared to the same periods of 2004, totaled $160 and $344, respectively. The remaining increases are due to higher room revenue.

Maintenance and Repair Costs – For the three months ended June 30, maintenance and repair costs increased $284 from $1,772 in 2004 to $2,056 in 2005. For the six months ended June 30, maintenance and repair costs increased $565 from $3,527 in 2004 to $4,092 in 2005. The additional costs generated by the Opened and New Hotels for the three and six months ended 2005, respectively, as compared to the same periods of 2004, totaled $83 and $237, respectively. The remaining increases are due, in part, to increases in maintenance contracts and landscaping charges.
Management Fees – For the three months ended June 30, management fees increased $419 from $847 in 2004 to $1,266 in 2005 which was consistent with the increase in hotel revenues for those periods. For the six months ended June 30, management fees increased $502 from $1,555 in 2004 to $2,057 in 2005. The additional costs generated by the Opened and New Hotels for the three and six months ended 2005, respectively, as compared to the same periods of 2004, totaled $73 and $151, respectively.
Depreciation and Amortization – Depreciation expense continues to rise as additions outpace the amount of assets exceeding their useful life. For the three and six months ended June 30, 2005, amortization expense remained consistent with the same period in the prior year.
Interest Expense – For the three months ended June 30, the total Company interest expense increased $750 from $1,673 in 2004 to $2,423 in 2005. For the three months ended June 30, the weighted average outstanding debt balance for the Company’s lines of credit and fixed rate loan with GE Capital Corporation, (collectively, the “Corporate Debt Facilities”) increased from $105,428 in 2004 to $131,264 in 2005, while the weighted average interest rate for the Corporate Debt Facilities increased from 5.65% to 6.13% for the same periods. For the six months ended June 30, interest expense increased $1,426 from $3,404 in 2004 to $4,830 in 2005. For the six months ended June 30, the weighted average outstanding debt balance for the Company’s Corporate Debt Facilities increased from $102,138 in 2004 to $129,039 in 2005, while the weighted average interest rate for the Corporate Debt Facilities increased from 5.81% to 6.15% for the same periods. Increases in interest expense for the three and six months ended June 30, 2005 versus the same periods of 2004 are also due to additional interest expense totaling $169 and $311, respectively, related to the first mortgage loan on the Chapel Hill, NC Courtyard by Marriott hotel that opened in September 2004. Interest discussed here references total Company interest expense. As noted below, a portion of this interest expense was allocated to the Hotel Financing segment.
Income Allocation to Minority Interest in Consolidated Joint Ventures – These amounts represent the minority equityholders’ share of net income of the consolidated joint ventures. See Note 6 for detail of the net income for the consolidated joint ventures.
Income Tax Benefit (Expense) – For the three and six months ended June 30, 2005 and 2004, the income tax benefit (expense) is a result of the net income (loss) experienced by Barclay during the respective periods. As part of its tax planning strategy to fully realize its deferred tax asset, the Company restructured the operating leases between Barclay and the Company effective January 1, 2005. This restructuring of the leases resulted in a reduction in Barclay’s lease expense, and therefore net income in 2005 versus a net loss in 2004.
HOTEL FINANCING SEGMENT
General and Administrative – General and administrative expenses are not allocated to the Hotel Financing segment, however direct expenses are tracked. Expenses were consistent with the same periods in the prior year. (See note 8 to Consolidated Financial Statements).
Interest and Other Income – For the three months ended June 30, 2005 versus the same period for 2004, interest and other income increased $796 from $355 to $1,151. For the six months ended June 30, 2005 versus the same periods for 2004, interest and other income increased $1,998 from $616 to $2,614. The increase is primarily due to additional loan interest income relating to new hotel loans that the Company has provided or purchased, including those with respect to the St. Louis, Kauai, La Posada and Albany hotels and the B-notes purchased from Lehman Brothers, as well as $258 in prepayment fees related to the early payoff of the Cornhusker Square hotel loan in March 2005 (See “Liquidity and Capital Resources– Investing”). The Company continues its efforts to expand its hotel lending program. (See “Corporate Income and Expense” below for further discussion of Interest and Other Income).

Interest Expense – Total interest expense is allocated to the Hotel Financing segment based on the Company’s average note receivable balance and the average borrowing rate for the line of credit. For the three months ended June 30, interest expense increased $336 from $66 in 2004 to $402 in 2005. For the six months ended June 30, interest expense increased $698 from $121 in 2004 to $819 in 2005. The increase is primarily due to additional loans made since June 30, 2004, which increased the average note receivable balance, and the increase in LIBOR, which increased the average interest rate. For the three months ended June 30, the average outstanding note receivable balance increased from $8,405 in 2004 to $31,922 in 2005, while the average interest rate increased from 3.26% to 5.06% for the same periods. For the six months ended June 30, the average outstanding note receivable balance increased from $7,310 in 2004 to $32,509 in 2005, while the average interest rate also increased from 3.48% to 5.02% for the same periods. (See “Hotel Ownership Segment” above for further discussion of Interest Expense).
GENERAL CORPORATE INCOME AND EXPENSES
The following describes those income and expense items that are not specifically allocated to either of the Company’s reporting segments:
General and Administrative – For the three months ended June 30, general and administrative expense increased $385 from $1,506 in 2004 to $1,891 in 2005. For the six months ended June 30, general and administrative expense increased $741 from $3,138 in 2004 to $3,879 in 2005. The increase is primarily attributable to an increase in payroll costs.
Interest and Other Income – For the three months ended June 30, interest and other income increased $7 from $69 in 2004 to $76 in 2005. For the six months ended June 30, 2005 interest and other income decreased $7 from $140 in 2004 to $133 in 2005.
Income Allocation to Minority Interest in Partnership – Income allocation to minority interest in the Partnership for the three months ended June 30, 2005 was consistent with the same periods in the prior year. Income allocation to minority interest in the Partnership for the six months ended June 30, 2005 increased versus the comparable periods of 2004. The change is consistent with the increase in net income available to common shareholders for the period offset by a decrease in minority interest ownership percentage in the Partnership from 4.70% as of June 30, 2004 to 4.67% as of June 30, 2005.
Discontinued Operations – The Company sold the Hilton Head, South Carolina Hampton Inn in May 2005 for $4.4 million in cash, net of closing costs. The Company recorded a gain of $471 related to the sale of the Hilton Head Hampton Inn. The Company sold two hotels during January 2005. The Chester, Virginia Comfort Inn was sold for $5.2 million in cash, net of closing costs. The Greenville, South Carolina Comfort Inn was sold for $1.9 million, net of closing costs of which the Company received approximately $0.5 million in cash proceeds and a note receivable for approximately $1.4 million. The Company recorded a loss of $33 related to the sale of the Chester Comfort Inn, and a loss of $57 related to the sale of the Greenville Comfort Inn. These losses were in addition to the estimated impairment losses taken in 2004 and 2003, relating to the Greenville Comfort Inn. The Greenville Comfort Inn was originally classified as held for sale in the third quarter of 2003. The Company sold the Wilmington, North Carolina Hampton Inn in February 2004 and sold the Las Vegas, Nevada Hampton Inn in June 2004 for an aggregate gain of $16. The operating results of the five properties are shown as discontinued operations in the respective periods (see Note 7 to Consolidated Financial Statements).
Liquidity and Capital Resources
Operating
The Company finances its operations from operating cash flow, which is principally derived from the operations of its hotels. For the six months ended June 30, 2005 and 2004, cash flow provided by operating activities was $20,698 and $12,375, respectively. The increase is primarily due to the timing of payments and receipts of cash from operating activities during the respective periods.
Net income decreased $524 from $9,278 for the six months ended June 30, 2004 to $8,754 for the six months ended June 30, 2005, This decrease was due, in part, to the restructuring of the Company’s leases with its taxable REIT subsidiary Barclay Hospitality Services, Inc. (“Barclay”) effective January 1, 2005. To realize its deferred tax asset, the Company restructured its leases with Barclay. The Company’s deferred tax asset, which totaled $11.9 million as of June 30, 2005, was created by the acquisition of the leases from third parties, (the cost of which was expensed for book purposes and capitalized for tax purposes), as well as by the operating losses experienced by Barclay over the past two years. As a result of restructuring the Company’s leases with Barclay the Company recorded income tax expense during the second quarter of 2005, as compared to an income tax benefit during the second quarter of 2004. The Company expects the restructuring of the leases to create future taxable income for Barclay, as it did in the second quarter of 2005.
Investing
The Company’s net cash used in investing activities for the six months ended June 30, 2005 totaled $3,900. Gross capital expenditures for the Company totaled $14,356. This included $6,974 for hotel related capital expenditures, $526 for the completion of the Chapel Hill, North Carolina Courtyard by Marriott hotel, $3,058 for capital expenditures for the Courtyard by Marriott hotel being constructed in Kansas City, Missouri and $3,595 for land and other costs related to the Homewood Suites hotel to be constructed in Princeton, New Jersey. The Princeton hotel is expected to open in the first quarter of 2007. The Kansas City hotel is expected to open in June 2006. During the remainder of 2005, the Company plans to spend approximately $8.0 million (for a total of approximately $15.0 million for 2005) to renovate certain wholly owned and consolidated joint venture hotels. These expected total capital expenditures for 2005 exceed by approximately $8.1 million, the 5% of room revenues for its hotels (7% of room revenues and food and beverage revenues for one of its full-service hotels) which the Company is required to spend under its percentage leases for periodic capital improvements and the refurbishment and replacement of furniture, fixtures and equipment. The Company plans to fund these capital expenditures from operating cash flow, and possibly from borrowings under its $155 million line of credit from General Electric Capital Corporation (“GECC”) (“the GE Line”), sources that are expected to be adequate to fund such capital requirements. These capital expenditures are in addition to amounts spent on normal repairs and maintenance which have approximated 5.97% and 5.80% of room revenues for the six months ended June 30, 2005 and 2004, respectively.
In January 2005, The Chester, Virginia Comfort Inn was sold for $5.2 million in cash, net of closing costs. The Greenville, South Carolina Comfort Inn was sold for $1.9 million, net of closing costs of which the Company received approximately $0.5 million in cash proceeds and a note receivable for approximately $1.4 million. The note requires monthly fixed principal payments of $6 over five years (at which time the balance of the note is due) and bears interest at a rate of prime (6.25% at June 30, 2005) plus 1.5%. In May 2005, the Hilton Head, South Carolina Hampton Inn was sold for $4.4 million in cash, net of closing costs. Periodically, the Company considers the sale of certain other hotels that the Company believes appropriate to sell and if sold, would use the net sale proceeds for general corporate purposes.
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
In March 2005, the $6 million Cornhusker Square hotel loan was prepaid in full. In connection with this prepayment, the Company received accrued interest of $152 and prepayment fees totaling approximately $258.
The Company currently has investments in three joint ventures (see Note 6 to consolidated financial statements). The Company is continually looking for acquisition or development opportunities to either wholly own additional hotels or to own additional interests in hotels through joint ventures, as well as opportunities to invest in or provide hotel loans. Under the terms of the joint ventures, the Company has provided property development and purchasing services and will continue to provide ongoing asset management services for additional fees. The Company also receives cash distributions of the joint venture’s operating profits, if any, on a quarterly basis.
Financing
The Company’s net cash used in financing activities during the six months ended June 30, 2005 totaled $14,175. Under federal income tax law provisions applicable to REITs, the Company is required to distribute at least 90% of its taxable income to maintain its tax status as a REIT. During the six months ended June 30, 2005, the Company paid distributions of $7,937 to its common shareholders ($0.30 per share) and $3,680 to its Preferred Series B shareholders ($1.00 per share). The Company also paid distributions of $389 to limited partnership unit holders in the Partnership and $360 to minority equity holders in consolidated joint ventures. The Company intends to monitor its dividend policy closely and to act accordingly as results of operations dictate. The Company also intends to fund cash distributions to shareholders out of cash flow from operating activities. The Company may incur indebtedness to meet its dividend policy or distribution requirements imposed on the Company under the Internal Revenue Code (including the requirement that a REIT distribute to its shareholders annually at least 90% of its taxable income) to the extent that available cash flow from the Company’s investments are insufficient to make such distributions.

On March 11, 2005, the Company, through its wholly-owned subsidiary, Winston SPE II, LLC (“SPE II”) entered into the GE Line. The Company subsequently borrowed $77,500 under the GE Line on March 14, 2005 and used these funds to pay off all outstanding debt under the Company’s $125,000 line of credit (the “Wachovia Line”), terminating the Wachovia Line. The GE Line provides for revolving loan commitments and letters of credit up to $155,000. The GE Line bears interest at rates from 30-day to 180-day LIBOR (30-day LIBOR equaled 3.34% at June 30, 2005) plus 1.75% to 2.50%, based on the ratio of the underwritten net operating income of the hotels that collateralize the GE Line to the outstanding principal balance of the GE Line. An unused fee of up to 0.25% is also payable quarterly on the unused portion of the GE Line. The GE Line is collateralized by 23 of the Company’s hotels. Availability is calculated each quarter on a trailing twelve-month basis based primarily upon the underwritten net operating income of the hotels that collateralize the GE Line, divided by 13%. The GE Line matures on March 11, 2010.
The table in “Item 3 — Quantitative and Qualitative Disclosures About Market Risk” presents the maturities of the Company’s fixed and variable interest rate debt. Thirty-seven of the Company’s wholly owned hotels have been pledged as collateral for the Company’s debt securities, 23 against the outstanding balance under the GE Line and 14 against the outstanding balance under the GE Capital corporate fixed-rate loan.
The Company intends to continue to seek additional hotel loan opportunities and to acquire and develop additional hotel properties that meet its investment criteria and is continually evaluating such opportunities. It is expected that future hotel loans and hotel acquisitions would be financed, in whole or in part, from additional follow-up common and preferred stock offerings, from borrowings under the GE Line and the $50 million line of credit with Marathon Structured Finance Fund, LP, through joint ventures, from the net sale proceeds of hotel properties and/or from the issuance of other debt or equity securities. There can be no assurance that the Company will make any further hotel loans or any investment in additional hotel properties, or that any hotel development will be undertaken, or if commenced, that it will be completed on schedule or on budget. Further, there can be no assurances that the Company will be able to obtain any additional financing or that if it does it will be on terms and conditions favorable to the Company.
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
Contractual Obligations and Commercial Commitments
During the normal course of business, the Company enters into acquisition agreements for the purchase and sale of hotels. These agreements are subject to customary conditions and due diligence. There were no significant changes, outside the normal course of business, in the contractual obligations and commercial commitments disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, except for changes in the lines of credit as explained above and in Note 3 to the consolidated financial statements.
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
Accounts and Notes Receivable. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its hotel guests and loan borrowers to make required payments. The Company reviews its accounts receivable aging report on a monthly basis and discusses the status of receivable collections with appropriate hotel personnel to determine if additional allowances are necessary. To analyze the collectibility of the notes receivable, the Company reviews the monthly operating results of each respective hotel for which it has provided financing. The Company also analyzes the operating results of the hotel to determine whether or not the estimated market value of the hotel exceeds the total debt outstanding on the property. If the financial results of the respective hotels were to deteriorate, allowances may be required.

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
One of our hotels is being closely monitored due to adverse market conditions, including a substantial road construction project, and declining operating results. If the Company’s estimates regarding the improvement of market conditions and operating results prove to be incorrect or adversely change and the Company’s estimate of the sum of the undiscounted future cash flows of this hotel plus the Company’s estimate of its residual value does not exceed the current carrying value, it is reasonably possible that in the near term the Company will record a material impairment charge with respect to this hotel. In addition, if the Company decides to sell this hotel, an impairment charge would likely be necessary at that time. Taking into consideration the Company’s current estimate of fair market value for this hotel of between $6.0 million and $8.0 million, and the net book value of approximately $13.7 million, the Company estimates that the impairment charge could be up to approximately $8.0 million. Should the Company decide to sell this hotel, there can be no assurance that the selling price will be within the Company’s estimated range for the fair market value of the hotel, in which case this impairment charge could exceed $8.0 million.
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
Franchise Agreements
The Company’s franchisors periodically inspect the Company’s hotels to ensure that they meet certain brand standards primarily pertaining to the condition of the property and its guest service scores. In connection with these routine reviews, as of June 30, 2004, the Company had received a default notice from the franchisor for one of its hotels, which was not cured upon reinspection. The hotel passed the reinspection for all product improvement issues, but received an unacceptable rating due to its customer service scores falling below brand standards. The Company believes this decline in customer service scores was due, in part, to the ongoing construction to comply with the brand’s product improvement requirements. The hotel received an acceptable rating during a July 2005 reinspection. From June 30, 2004 to December 31, 2004, the Company received default notices from the respective franchisor for five other hotels. Three of these notices pertained to low guest service scores while the other notices were received for failure to complete a product improvement plan on schedule. All five hotels have since been reinspected and passed. During the first six months of 2004, the Company received a default notice from a franchisor for one additional hotel. This notice pertained to low guest service scores. Since June 30, 2005, the Company received default notices from three franchisors for four additional hotels because of product improvement issues and low guest service scores. One of the defaults is the second in a row for the hotel and therefore it must maintain a passing rating for the next two years. If the hotel receives a third default during this time, the franchisor may choose to terminate the franchise agreement. The Company is currently in the process of curing these deficiencies to comply with the respective franchisor’s standards, and although the Company expects to receive an acceptable rating for each of these hotels, it can provide no assurance that an acceptable rating will be received for such hotels. The failure by the Company to cure defaults at multiple properties and the subsequent terminations of franchise agreements by its franchisors could have a material adverse effect on the Company’s financial statements or results of operations.
As of June 30, 2005 of the 49 hotels’ franchise licenses, including seven joint venture hotels, one expires in 2006, two expire in 2007, four expire in 2008, three expire in 2009, two expire in 2010, two expire in 2011, one expires in 2013, one expires in 2015, two expire in 2016, 11 expire in 2017, eight expire in 2018, one expires in 2020, four expire in 2022, two expire in 2023, four expire in 2024 and one expires in 2025. The franchise agreements provide for termination at the franchisor’s option upon the occurrence of certain events, including the Company’s failure to pay royalties and fees or perform its other covenants under the franchise agreement, bankruptcy, abandonment of the franchise, commission of a felony, assignment of the franchise without the consent of the franchisor, or failure to comply with applicable law or maintain applicable standards in the operation and condition of the relevant hotel. The franchise agreements will not renew automatically upon expiration.
The Company has recently received written notification from the franchisor that the franchise license agreement for one of its properties, which expires in January 2008, will not be renewed. The Company may decide to change the brand of the hotel prior to the expiration date. This situation is not expected to have a material impact on the Company’s results of operations in the future. There can be no assurance that other licenses will be renewed upon the expiration thereof. Such future non-renewals could have a material adverse effect on the Company.
Seasonality
The hotels’ operations historically have been seasonal in nature, reflecting higher occupancy during the second and third quarters. This seasonality can be expected to cause fluctuations in the Company’s quarterly operating profits. To the extent that cash flow from operations is insufficient during any quarter due to temporary or seasonal fluctuations in revenue, the Company expects to utilize cash on hand or borrowings under the GE Line to make distributions to its equity holders.
Funds From Operations (“FFO”)
The Company reports FFO in accordance with the definition of the National Association of Real Estate Investment Trusts (“NAREIT”). NAREIT defines FFO as net income (loss) (determined in accordance with generally accepted accounting principles, or “GAAP”), excluding gains (losses) from sales of property, plus depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures (which are calculated to reflect FFO on the same basis). The Company further subtracts preferred stock dividends and loss on redemption of Series A preferred stock from FFO to calculate FFO available to common shareholders. FFO available to common shareholders is a performance measure used by the Company in its budgeting and forecasting models; it is discussed during Board meetings, and is considered when making decisions regarding acquisitions, sales of properties, compensation and other investments. Actual results are compared to budget and forecast on a monthly basis. The calculation of FFO and FFO available to common shareholders may vary from entity to entity, and as such, the presentation of FFO and FFO available to common shareholders by the Company may not be comparable to other similarly titled measures of other reporting companies. FFO and FFO available to common shareholders are not intended to represent cash flows for the period. FFO and FFO available to common shareholders have not been presented as an alternative to net income, and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP.
FFO is a supplemental industry-wide measure of REIT operating performance, the definition of which was first proposed by NAREIT in 1991 (and clarified in 1995, 1999 and 2002) in response to perceived drawbacks associated with the presentation of net income under GAAP as applied to REITs. Since the introduction of the definition by NAREIT, the term has come to be widely used by REITs. Historical cost accounting for real estate assets implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values instead have historically risen or fallen with market conditions, most industry investors have considered presentations of operating results for real estate companies that use historical GAAP cost accounting to be insufficient by themselves. Accordingly, the Company believes FFO and FFO available to common shareholders (combined with the Company’s primary GAAP presentations required by the SEC) help improve our investors’ ability to understand the Company’s operating performance. Shown below is a reconciliation of net income to FFO and FFO available to common shareholders.

WINSTON HOTELS, INC.
RECONCILIATION AND CALCULATION OF FFO AND
FFO AVAILABLE TO COMMON SHAREHOLDERS
(in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2005	2004	2005	2004

Net income	$5,776	$5,511	$8,754	$9,278
(Gain) loss on sale of discontinued operations	(471)	284	(381)	(16)
Minority interest in Partnership allocation of income	175	176	238	172
Minority interest in Partnership allocation of gain (loss) on sale of discontinued operations	22	(14)	17	1
Minority interest in Partnership allocation of earnings (loss) from discontinued operations	(4)	19	(6)	20
Depreciation	4,422	4,165	8,806	8,151
Depreciation from discontinued operations	29	231	123	489
Depreciation from joint ventures	189	101	380	308

FFO	10,138	10,473	17,931	18,403

Loss on redemption of Series A Preferred Stock	—	—	—	(1,720)
Preferred stock dividend	(1,840)	(1,840)	(3,680)	(3,635)

FFO Available to Common Shareholders	$8,298	$8,633	$14,251	$13,048

Forward Looking Statements
This report contains certain “forward looking” statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. You can identify these statements by use of words like “guidance,” “project,” “target,” “may,” “will,” “expect,” “anticipate,” “estimate,” “believes,” “continue” or similar expressions. These statements represent the Company’s judgment and are subject to risks and uncertainties that could cause actual operating results to differ materially from those expressed or implied in the forward looking statements, including but not limited to the following risks: changes in general economic conditions, properties held for sale will not sell, financing risks including the inability to obtain financing on favorable terms, if at all, lower than expected RevPAR, occupancy, average daily rates, and gross operating margins, development risks including the risks of construction delays and cost overruns, non-issuance or delay of issuance of governmental permits, zoning restrictions, the increase of development costs in connection with projects that are not pursued to completion, non-payment of hotel loans made to third parties, the failure to make additional hotel loans and investments in non-distressed and distressed hotel assets, the failure to attract joint venture opportunities and other risk factors described in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

Item 3 -	Quantitative and Qualitative Disclosures About Market Risk ($ in thousands)
As of June 30, 2005, the Company’s primary market risk exposure is to changes in interest rates on its GE Line and other debt. The Company’s interest rate risk objectives are to limit the impact of interest rate fluctuations on earnings and cash flows and to lower its overall borrowing costs. To achieve these objectives, the Company manages its exposure to fluctuations in market interest rates for a portion of its borrowings through the use of fixed rate debt instruments to the extent that reasonably favorable rates are obtainable with such arrangements. The Company may enter into derivative financial instruments such as interest rate swaps or caps and treasury options or locks to mitigate its interest rate risk on a related financial instrument or to effectively lock the interest rate on a portion of its variable rate debt. As required by the GE Line, on March 14, 2005, the Company, through SPE II, entered into an interest rate cap agreement to eliminate the exposure to increases in 30-day LIBOR (30-day LIBOR was 3.34% at June 30, 2005) over 6.42% on principal balances up to $155 million outstanding. The interest rate cap agreement terminates on October 2, 2006. The Company does not enter into derivative or interest rate transactions for speculative purposes. The Company regularly reviews interest rate exposure on its outstanding borrowings in an effort to minimize the risk of interest rate fluctuations.
The definitive extent of the Company’s interest rate risk under the GE Line and other variable-rate debt is not quantifiable or predictable because of the variability of future interest rates and business financing requirements. If interest rates increased by 100 basis points, the Company’s interest expense for the three months ended June 30, 2005 would have increased by approximately $212, based on the weighted-average amount of variable rate debt outstanding and exposed to fluctuations in the market rate of interest. The following table provides information at June 30, 2005 about the Company’s interest rate risk-sensitive instruments. The table presents principal cash flow and weighted-average interest rates by expected maturity dates for the fixed and variable rate debt. The table also includes estimates of the fair value of the Company’s interest rate risk-sensitive instruments based on quoted market prices for these or similar issues.

	2005		2006		2007		2008		2009		Thereafter		Total		Fair Value

Variable rate GE line:	$67,900		$—		$—		$—		$—		$—		$67,900		$67,900
Average interest rate	(a	)	(a	)	(a	)	(a	)	(a	)	(a	)	(a	)

Long-term debt:
Fixed rate	$811		$1,715		$1,846		$58,396		$—		$—		$62,768		$64,350
Average interest rate	7.38%		7.38%		7.38%		7.38%		7.38%		7.38%		7.38%
Variable rate	$125		$262		$281		$300		$321		$10,181		$11,470		$11,470
Average interest rate	(b	)	(b	)	(b	)	(b	)	(b	)	(b	)	(b	)

Consolidated joint venture long-term debt:
Fixed rate	$101		$213		$229		$247		$267		$7,951		$9,008		$9,352
Average interest rate	7.51%		7.51%		7.51%		7.51%		7.51%		7.51%		7.51%
Variable rate	$43		$92		$100		$109		$119		$4,331		$4,794		$4,794
Average interest rate	(b	)	(b	)	(b	)	(b	)	(b	)	(b	)	(b	)

(a)	Weighted average interest rate for the six months ended June 30, 2005 was 5.02%. Rate is 30-day to 180-day LIBOR plus 1.75% to 2.50%, (30-day and 180-day LIBOR were 3.34% and 3.71%, respectively, at June 30, 2005). (see Note 3 to consolidated financial statements)

(b)	Weighted average interest rate for the six months ended June 30, 2005 was 6.11%. Rate is 30-day LIBOR plus 3.0%.

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
Changes in Internal Control Over Financial Reporting
There has been no change in the Company’s internal control over financial reporting during the quarter ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
Item 4 — Submission of Matters to Vote of Security Holders
On May 3, 2005, the Annual Meeting of Shareholders was held and the following matters were submitted to the common shareholders for a vote. There were 25,062,312 shares of Common Stock either present or evidenced by proxy. Set forth below is a brief description of the matters voted on and the number of votes cast for, against or withheld, as well as the number of abstentions and broker non-votes.
Proposal 1: Election of Directors:

		Voted Against or	Number of Broker
Name	Votes For	Withheld	Non-votes	Totals

Charles M. Winston	16,660,642	8,401,670	—	25,062,312
Robert W. Winston	16,681,200	8,381,112	—	25,062,312
Thomas F. Darden	15,839,768	9,222,544	—	25,062,312
Richard L. Daugherty	24,022,807	1,039,505	—	25,062,312
Edwin B. Borden	23,972,126	1,090,186	—	25,062,312
David C. Sullivan	24,503,791	558,521	—	25,062,312
Proposal 2: Amendment of Restated Articles of Incorporation to delete Article 7, which limited the Company’s indebtedness to 60% of the Company’s investment in hotel properties, at cost, after giving effect to the Company’s use of proceeds from any indebtedness.

Votes for:	17,908,936
Votes against or withheld:	950,067
Votes abstained:	132,482
Broker non-votes:	6,070,827

Total	25,062,312

Proposal 3: Ratification of the accounting firm PricewaterhouseCoopers LLP as external auditors:

Votes for:	24,710,147
Votes against or withheld:	318,968
Votes abstained:	33,197

Total	25,062,312

Item 6 — Exhibits

Exhibit Number	Description
3.1(a)	Restated Articles of Incorporation, as amended (Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 4, 1999 and Exhibit 4.4(b) to the Company’s Registration Statement on Form 8-A as filed with the Securities and Exchange Commission on January 30, 2004).

3.1(b)	Articles of Amendment to the Restated Articles of Incorporation of the Registrant Deleting Article 7 therein.

31.1	Certification of Principal Executive Officer of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

31.2	Certification of Principal Financial Officer of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

32.1	Certification of Robert W. Winston, III, Chief Executive Officer of Winston Hotels, Inc., pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and dated August 5, 2005

32.2	Certification of Joseph V. Green, Chief Financial Officer of Winston Hotels, Inc., pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and dated August 5, 2005

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WINSTON HOTELS, INC.
Date August 5, 2005	/s/ Joseph V. Green
Joseph V. Green
President and Chief Financial Officer (Authorized officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description
3.1(a)	Restated Articles of Incorporation, as amended (Incorporated by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed with the Securities and Exchange Commission on August 4, 1999 and Exhibit 4.4(b) to the Company’s Registration Statement on Form 8-A as filed with the Securities and Exchange Commission on January 30, 2004).

3.1(b)	Articles of Amendment to the Restated Articles of Incorporation of the Registrant Deleting Article 7 therein.

31.1	Certification of Principal Executive Officer of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

31.2	Certification of Principal Financial Officer of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

32.1	Certification of Robert W. Winston, III, Chief Executive Officer of Winston Hotels, Inc., pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and dated August 5, 2005

32.2	Certification of Joseph V. Green, Chief Financial Officer of Winston Hotels, Inc., pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and dated August 5, 2005