Form 10-Q
period 2005-09-30
WINSTON HOTELS INC
filed 2005-11-09
CIK 920605

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549
FORM 10-Q
QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005	Commission file number 0-23732
WINSTON HOTELS, INC.
(Exact name of registrant as specified in its charter)

North Carolina	56-1624289
(State of incorporation)	(I.R.S. Employer Identification No.)
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
Yes ☑       No ☐
     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐       No ☐
     The number of shares of Common Stock, $.01 par value, outstanding on October 31, 2005 was 26,509,002.

WINSTON HOTELS, INC.
Index

WINSTON HOTELS, INC.
CONSOLIDATED BALANCE SHEETS
($ in thousands, except per share amounts)

	September 30, 2005	December 31, 2004
	(unaudited)
ASSETS
Land	$48,441	$46,215
Buildings and improvements	401,545	382,458
Furniture and equipment	60,861	54,661

Operating properties	510,847	483,334
Less accumulated depreciation	145,834	134,261

	365,013	349,073
Properties under development	15,206	3,962

Net investment in hotel properties	380,219	353,035

Assets held for sale	—	7,037
Corporate furniture fixtures and equipment, net	373	397
Cash	16,015	4,115
Accounts receivable, net	3,500	2,676
Notes receivable	32,253	30,849
Investment in joint ventures	2,443	2,512
Deferred expenses, net	6,259	3,759
Prepaid expenses and other assets	10,222	7,976
Deferred tax asset	11,517	12,024

Total assets	$462,801	$424,380

LIABILITIES, MINORITY INTEREST AND SHAREHOLDERS’ EQUITY

Lines of credit	$101,394	$66,850
Mortgage loans	100,471	88,075
Accounts payable and accrued expenses	17,444	13,066
Distributions payable	6,011	5,994

Total liabilities	225,320	173,985

Minority interest	12,144	10,154

Shareholders’ equity:
Preferred stock, Series B, $.01 par value, 5,000,000 shares authorized, 3,680,000 shares issued and outstanding (liquidation preference of $93,840)	37	37
Common stock, $.01 par value, 50,000,000 shares authorized, 26,509,002 and 26,397,574 shares issued and outstanding	265	264
Additional paid-in capital	325,130	323,947
Unearned compensation	(1,629)	(1,145)
Distributions in excess of earnings	(98,466)	(82,862)

Total shareholders’ equity	225,337	240,241

Total liabilities, minority interest and shareholders’ equity	$462,801	$424,380

The accompanying notes are an integral part of the unaudited consolidated financial statements.

WINSTON HOTELS, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Three Months Ended
	September 30, 2005	September 30, 2004

Operating revenue:
Rooms	$37,096	$32,364
Food and beverage	3,373	2,235
Other operating departments	1,201	1,025
Joint venture fee income	63	50

Total operating revenue	41,733	35,674

Hotel operating expenses:
Rooms	8,037	7,226
Food and beverage	2,430	1,700
Other operating departments	865	732
Undistributed operating expenses:
Property operating expenses	8,058	7,067
Real estate taxes and property and casualty insurance	1,850	1,702
Franchise costs	2,697	2,312
Maintenance and repair	2,076	1,817
Management fees	1,048	771
General and administrative	2,261	2,149
Depreciation	4,990	4,291
Amortization	412	329
Impairment of wholly owned hotels	12,993	—

Total operating expenses	47,717	30,096

Operating income (loss)	(5,984)	5,578

Interest and other income	2,062	590
Interest expense	(2,822)	(1,696)

Income (loss) before allocation to minority interest in Partnership, allocation to minority interest in consolidated joint ventures, income taxes, and equity in income (loss) of unconsolidated joint ventures	(6,744)	4,472
(Income) loss allocation to minority interest in Partnership	430	(146)
(Income) loss allocation to minority interest in consolidated joint ventures	(272)	52
Income tax benefit (expense)	(361)	454
Equity in income (loss) of unconsolidated joint ventures	75	(31)

Income (loss) from continuing operations	(6,872)	4,801
Discontinued operations:
Income (loss) from discontinued operations	(38)	104
Gain on sale of discontinued operations	2	—
Loss on impairment of asset held for sale	—	(2)

Net income (loss)	(6,908)	4,903
Preferred stock distribution	(1,840)	(1,840)

Net income (loss) available to common shareholders	$(8,748)	$3,063

Basic weighted average number of common shares outstanding	26,314	26,230

Diluted weighted average number of common shares outstanding	26,314	27,542

Income (loss) per common share basic and diluted:
Income (loss) from continuing operations	$(0.33)	$0.12
Income (loss) from discontinued operations	—	—

Net income (loss) available to common shareholders	$(0.33)	$0.12

Per share dividends to common shareholders	$0.15	$0.15

The accompanying notes are an integral part of the unaudited consolidated financial statements.

WINSTON HOTELS, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Nine Months Ended
	September 30, 2005	September 30, 2004

Operating revenue:
Rooms	$105,688	$93,130
Food and beverage	8,183	6,614
Other operating departments	3,233	3,022
Percentage lease revenue	—	701
Joint venture fee income	187	123

Total operating revenue	117,291	103,590

Hotel operating expenses:
Rooms	23,430	20,629
Food and beverage	6,117	4,920
Other operating departments	2,318	2,145
Undistributed operating expenses:
Property operating expenses	23,144	20,855
Real estate taxes and property and casualty insurance	5,526	4,936
Franchise costs	7,662	6,669
Maintenance and repair	6,168	5,344
Management fees	3,105	2,327
General and administrative	6,151	5,290
Depreciation	14,340	12,827
Amortization	1,064	985
Impairment of wholly owned hotels	12,993	—

Total operating expenses	112,018	86,927

Operating income	5,273	16,663

Interest and other income	4,809	1,346
Interest expense	(7,652)	(5,100)

Income before allocation to minority interest in Partnership, allocation to minority interest in consolidated joint ventures, income taxes, and equity in income (loss) of unconsolidated joint ventures	2,430	12,909
(Income) loss allocation to minority interest in Partnership	192	(318)
Income allocation to minority interest in consolidated joint ventures	(539)	(210)
Income tax benefit (expense)	(470)	1,387
Equity in income (loss) of unconsolidated joint ventures	42	(85)

Income from continuing operations	1,655	13,683
Discontinued operations:
Income (loss) from discontinued operations	(175)	532
Net gain on sale of discontinued operations	366	15
Loss on impairment of asset held for sale	—	(49)

Net income	1,846	14,181
Preferred stock distribution	(5,520)	(5,475)
Loss on redemption of Series A preferred stock	—	(1,720)

Net income (loss) available to common shareholders	$(3,674)	$6,986

Basic weighted average number of common shares outstanding	26,298	26,221

Diluted weighted average number of common shares outstanding	26,298	27,554

Income (loss) per common share basic and diluted:
Income (loss) from continuing operations	$(0.15)	$0.25
Income from discontinued operations	0.01	0.02

Net income (loss) available to common shareholders	$(0.14)	$0.27

Per share dividends to common shareholders	$0.45	$0.45

The accompanying notes are an integral part of the unaudited consolidated financial statements.

WINSTON HOTELS, INC.
UNAUDITED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005
(in thousands, except per share amounts)

					Additional		Distributions	Total
	Preferred Stock		Common Stock		Paid-in	Unearned	In Excess of	Shareholders’
	Shares	Dollars	Shares	Dollars	Capital	Compensation	Earnings	Equity

Balances at December 31, 2004	3,680	$37	26,398	$264	$323,947	$(1,145)	$(82,862)	$240,241

Issuance of shares and other	—	—	111	1	1,183	(1,256)	—	(72)
Distributions ($0.45 per common share)	—	—	—	—	—	—	(11,930)	(11,930)
Distributions ($1.50 per preferred B share)	—	—	—	—	—	—	(5,520)	(5,520)
Unearned compensation amortization	—	—	—	—	—	772	—	772
Net income	—	—	—	—	—	—	1,846	1,846

Balances at September 30, 2005	3,680	$37	26,509	$265	$325,130	$(1,629)	$(98,466)	$225,337

The accompanying notes are an integral part of the unaudited consolidated financial statements.

WINSTON HOTELS, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in thousands)

	Nine Months Ended
	September 30, 2005	September 30, 2004

Cash flows from operating activities:
Net income	$1,846	$14,181
Adjustments to reconcile net income to net cash provided by operating activities:
Impairment of wholly owned hotels	12,993	—
Income (loss) allocation to minority interest	(183)	344
Income allocation to consolidated joint ventures	539	210
Depreciation	14,462	13,473
Amortization	1,068	991
Deferred income tax expense (benefit)	507	(1,491)
Net gain on sale of hotel properties	(383)	(16)
Loss on impairment of hotel properties	—	52
(Income) loss allocations from unconsolidated joint ventures	(42)	85
Distributions from joint ventures	111	78
Unearned compensation amortization	772	590
Changes in assets and liabilities:
Lease revenue receivable	—	179
Accounts receivable	(825)	(1,037)
Prepaid expenses and other assets	1,217	(537)
Accounts payable and accrued expenses	4,161	2,456

Net cash provided by operating activities	36,243	29,558

Cash flows from investing activities:
Investment in hotel properties	(46,369)	(17,022)
Proceeds from sale of hotel properties	10,087	10,543
Issuance of notes receivable	(7,700)	(8,355)
Collection of notes receivable	7,721	—
Deferred acquisition costs	—	(91)
Acquisition of business	(29)	(8,163)
Investment in unconsolidated joint ventures	—	(1,040)

Net cash used in investing activities	(36,290)	(24,128)

Cash flows from financing activities:
Net increase in lines of credit	34,531	3,800
Borrowing’s under loans	940	5,922
Payment of loans	(1,544)	(10,694)
Fees paid in connection with financing activities	(3,201)	(274)
Proceeds from issuance of Series B preferred shares, net	—	88,794
Redemption of Series A preferred shares, net	—	(75,000)
Distributions to shareholders	(17,433)	(17,213)
Distributions to minority interest in partnership	(583)	(585)
Distributions to minority interest in consolidated joint ventures	(763)	(738)

Net cash provided by (used in) financing activities	11,947	(5,988)

Net increase (decrease) in cash	11,900	(558)
Cash at beginning of period	4,115	5,623

Cash at end of period	$16,015	$5,065

Supplemental disclosure:
Cash paid for interest	$7,838	$5,185

Summary of non—cash investing and financing activities:
Distributions to shareholders declared but not paid	$5,816	$5,799
Distributions to minority interest declared but not paid	$195	$195
Issuance of stock grants	$1,256	$1,331
Adjustment to minority interest due to issuance of common stock	$(72)	$29
Sale of hotel property for note receivable	$1,425	$—
Interest rate swap adjustment to market value	$—	$33
Purchase of Stanley hotel with mortgage loan	$13,000	$—
The accompanying notes are an integral part of the unaudited consolidated financial statements.

WINSTON HOTELS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands, except per share amounts)
1. ORGANIZATION
Winston Hotels, Inc. (the “Company”), headquartered in Raleigh, North Carolina, owns and develops hotel properties directly and through joint ventures, provides and acquires hotel loans, and provides hotel development and asset management services. The Company conducts substantially all of its operations through its operating partnership, WINN Limited Partnership (the “Partnership”). The Company and the Partnership (together with the Partnership’s wholly-owned subsidiaries, Barclay Hospitality Services Inc. (“Barclay”), Barclay Holding, Inc. (“Barclay Holding”), Winston SPE, LLC (“SPE”), Winston SPE II, LLC (“SPE II”), Winston Finance Partners LLC (“Winston Finance”), Winston Finance Partners II LLC, Winston Finance LLC and Evanston Hotel Associates LLC), are collectively referred to as the “Company”. As of September 30, 2005, the Company’s ownership interest in the Partnership was 95.33% (See Note 3). The Company operates so as to qualify as a real estate investment trust (“REIT”) for federal income tax purposes.
As of September 30, 2005, the Company owned or was invested in 51 hotel properties in 17 states having an aggregate of 7,136 rooms. This included 43 wholly owned properties with an aggregate of 6,075 rooms, a 60 percent ownership interest in a joint-venture that owns one hotel with 138 rooms; a 49% ownership interest in a joint venture that owns one hotel with 118 rooms, a 48.78% ownership interest in a joint venture that owns one hotel with 147 rooms, and a 13.05% ownership interest in a joint venture that owns five hotels with an aggregate of 658 rooms. The Company had also issued loans to owners of 12 hotels with an aggregate of 1,947 rooms. These loans totaled $32.3 million as of September 30, 2005. The Company does not hold an ownership interest in any of the hotels for which it has provided financing. Of the 51 hotels in which the Company holds an ownership interest, 50 are operated under franchises from nationally recognized franchisors including Marriott International, Inc., Hilton Hotels Corporation, Intercontinental Hotels Group PLC, (formerly Six Continents PLC) and Choice Hotels International.
Currently, Alliance Hospitality Management, LLC manages 41 of the Company’s 51 hotels, Concord Hospitality Enterprises Company manages four hotels, Promus Hotels, Inc., an affiliate of Hilton Hotels Corporation, manages two hotels, and New Castle Hotels, LLC, Noble Investment Group, Ltd., Prism Hospitality Corporation and GHG-Stanley Management, LLC each manage one hotel.
2. BASIS OF PRESENTATION AND ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited consolidated financial statements reflect, in the opinion of management, all adjustments necessary for a fair statement of the results for the interim periods presented. All such adjustments are of a normal and recurring nature. Certain reclassifications have been made to the 2004 financial statements to conform to the 2005 presentation. These reclassifications have no effect on net income or shareholders’ equity previously reported. Due to the seasonality of the hotel business, the information for the nine months ended September 30, 2005 and 2004 is not necessarily indicative of the results for a full year. This quarterly report on Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 and its Quarterly Report on Form 10-Q for the quarters ended March 31, 2005 and June 30, 2005.
Accounting for Long-Lived Assets
General. The Company evaluates the potential impairment of its individual long-lived assets, principally its wholly-owned hotel properties and the hotel properties in which it owns an interest through consolidated joint ventures in accordance with FASB No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”, (“FAS 144”). The Company records an impairment charge when it believes an investment in hotels has been impaired, such that the Company’s estimate of future undiscounted cash flows, together with its estimate of an anticipated liquidation amount, would not recover the then current carrying value of the investment in the hotel property, or when the Company classifies a property as “held for sale” and the carrying value exceeds fair market value. The Company considers many factors and makes certain subjective assumptions when making this assessment, including but not limited to, general market and economic conditions, operating results over the past several years, the performance of similar properties in the same market and expected future operating results based on a variety of assumptions. Changes in market conditions or poor operating results of underlying investments could adversely impact the Company’s assumptions regarding future undiscounted cash flows and anticipated liquidation amounts therefore requiring an immediate material impairment charge. Further, the Company currently owns certain hotels for which the carrying value exceeds current market value. Other than the

WINSTON HOTELS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands, except per share amounts)
impairment charge discussed below, the Company does not believe an impairment charge for these hotels is appropriate at this time since the Company’s forecast of future undiscounted cash flows, including an estimated liquidation amount, exceeds the current carrying value. The Company is continually looking for opportunities to upgrade its portfolio by selling older, lower performing hotels and replacing them with newer, higher yielding assets. Should the Company approve a plan to sell any of the hotels for which the carrying value exceeds fair market value, an impairment charge would be required at that time. If our board of directors determines to sell hotels for which the carrying value exceeds fair market value, the aggregate impairment charge could be material.
Impairment on Possible Dispositions. During the third quarter of 2005, management began evaluating the potential sale of certain hotels. The Company prepared its impairment analysis as of September 30, 2005 based on facts and circumstances existing on that date. Accordingly, the Company factored in the prospect of selling properties in the near term. As a result of this analysis, which was prepared on a probability-weighted, estimated undiscounted future cash flow basis, an impairment was triggered under a held for use model for two hotels. In accordance with FAS 144, the Company recorded a $13.0 million non-cash impairment charge in the third quarter relating to the two hotels. The non-cash impairment charge represents an adjustment to reduce the carrying value of the two hotels to the estimated sales prices, net of estimated costs to sell. The Company’s estimated sales price is based on fair market value quotes received from independent brokers. Should the Company complete a sale of these hotels, there can be no assurance that the net proceeds from sale will equal the Company’s carrying value, in which case an additional impairment charge may be necessary at that time.
Fourth Quarter Changes in Classification. On November 4, 2005, the Company’s Board of Directors adopted a formal plan to sell the two hotels for which impairment charges were taken during the third quarter. Accordingly, both of these hotels will be reclassified as “assets held for sale” in the fourth quarter on the Company’s consolidated balance sheet. Beginning November 4, 2005 the operations for these properties will be reported as discontinued operations.
Accounting for Joint Ventures
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
Minority Interest
Minority interest as of September 30, 2005 and December 31, 2004, consists of minority interest in the Partnership of $6,561 and $7,255, respectively, and minority interest in consolidated joint ventures of $5,583 and $2,899, respectively.
Franchise Agreements
The Company’s franchisors periodically inspect the Company’s hotels to ensure that they meet certain brand standards primarily pertaining to the condition of the property and its guest service scores. In connection with these routine reviews, prior to December 31, 2004, the Company received various default notices which have been cured. During the nine months ended September 30, 2005, the Company received default notices from four franchisors for five additional hotels because of product improvement issues and low guest service scores. One hotel received an acceptable rating during an October 2005 reinspection. One of the defaults is the second in a row for the hotel and therefore it must maintain a passing rating for the next two years. If the hotel receives a third default during this time, the franchisor may choose to terminate the franchise agreement. In October 2005, the Company received a sixth default notice for service issues at another hotel. The Company is currently in the process of curing these deficiencies to comply with the respective franchisor’s standards, and although the Company expects to receive an acceptable rating for each of these hotels, it can provide no assurance that an acceptable rating will be received for such hotels. The failure by the Company to cure defaults at multiple properties and the subsequent terminations of franchise agreements by its franchisors could have a material adverse effect on the Company’s financial statements and/or results of operations.
As of September 30, 2005, 50 of the Company’s 51 hotels were operated under franchise licenses. Of the 50 hotels’ franchise licenses, including seven joint venture hotels, three expire in 2007, four expire in 2008, three expire in 2009, two expire in 2010, two expire in 2011, two expire in 2012, four expire in 2013, one expires in 2014, one expires in 2015, two expire in 2016, 11 expire in 2017, five expire in 2018, one expires in 2020, three expire in 2022, two expire in 2023, three expire in 2024 and

WINSTON HOTELS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands, except per share amounts)
one expires in 2025. The franchise agreements provide for termination at the franchisor’s option upon the occurrence of certain events, including the Company’s failure to pay royalties and fees or perform its other covenants under the franchise agreement, bankruptcy, abandonment of the franchise, commission of a felony, assignment of the franchise without the consent of the franchisor, or failure to comply with applicable law or maintain applicable standards in the operation and condition of the relevant hotel. The franchise agreements will not renew automatically upon expiration.
The Company has recently received written notification from two franchisors that the franchise license agreements for two of its hotels, which expire in November 2007 and January 2008, respectively, will not be renewed. On November 4, 2005, the Company’s Board of Directors adopted a formal plan to sell one of the hotels for which the franchise will not be renewed and an impairment charge was taken during the third quarter. Regarding the other hotel the Company may decide to change the brand of the hotel prior to the expiration date. This situation is not expected to have a material impact on the Company’s results of operations in the future. There can be no assurance that other licenses will be renewed upon the expiration thereof. Such future non-renewals could have a material adverse effect on the Company.
Recently Issued Accounting Standards
In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123R (Revised 2004), “Share-Based Payment,” (“SFAS No. 123R”), with a required effective date of January 1, 2006. SFAS No. 123R is a revision of FASB Statement No. 123, (Accounting for Stock-Based Compensation”). The key requirement of SFAS No. 123R is that the cost of share-based awards to employees will be measured based on an award’s fair value at the grant date, with such cost to be amortized over the appropriate service period. Previously, entities could elect to continue accounting for such awards at their grant date intrinsic value under APB Opinion No. 25, “Accounting for Stock Issued to Employees”, which the Company elected to do. The intrinsic value method resulted in the Company recording no compensation expense for stock options granted to employees. The Company will adopt SFAS No. 123R for the 2006 fiscal year and does not expect it to have a material impact on the Company’s financial statements or results of operations, because the Company only had 152,000 stock option shares outstanding at December 31, 2004 and does not plan on issuing any further stock options.
In June 2005, the FASB issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections,” a replacement of APB Opinion No. 20, “Accounting Changes” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements” (“SFAS No. 154”), which is effective for accounting changes made in fiscal years beginning after December 31, 2005. SFAS No. 154 is not expected to have a material impact on the Company’s financial statements or results of operations.
3. MINORITY INTEREST IN PARTNERSHIP
The Company is the general partner of, and owns a 95.33% ownership interest in, the Partnership. The remaining 4.67% minority interest in the Partnership is owned by Hubbard Realty of Winston-Salem, Inc. (0.23%), Cary Suites, Inc. (3.67%), WJS — Perimeter, Inc. (0.39%), and Charles M. Winston Associates, LLP (0.38%). Hubbard Realty of Winston-Salem, Inc. is owned by parties unrelated to the Company. Mr. Robert W. Winston, Chief Executive Officer of the Company, is the sole officer and director of Cary Suites. Cary Suites is a corporation owned 29.1% by Robert W. Winston, 20.8% by his wife, 15.75% by each of his parents, 17.9% by a trust for the benefit of his children, and 0.7% by his sister. Robert W. Winston’s father is Charles M. Winston, Chairman of the Board of the Company. Charles M. Winston serves as a director and owns a 33.33% ownership in WJS — Perimeter, Inc. The remaining 66.67% ownership interest in WJS — Perimeter, Inc. is owned by parties unrelated to the Company. Charles M. Winston Associates, LLP, is a partnership owned 50% by Mr. Charles M. Winston and 50% by Mr. Charles M. Winston’s spouse.
4. HOTEL DEVELOPMENT AND ACQUISITION
Development of Princeton Homewood Suites
In July 2005, the Company closed on the purchase of 4.5 acres of land within the Forrestal Center of Princeton University for $2.9 million and plans to build a 142-room Homewood Suites hotel for an estimated all-in cost of approximately $19.6 million. The Company anticipates funding about $12.0 million of the project’s cost through a first mortgage loan with the remainder to be funded with funds available under the Company’s credit facilities. The Company broke ground on the hotel in September and expects to open the hotel in the first quarter of 2007.

WINSTON HOTELS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands, except per share amounts)
Development of Wilmington Hilton Garden Inn
The Company is currently under contract, and is continuing its due diligence, to buy a site in Wilmington, N.C. to build a 119-room Hilton Garden Inn. The estimated all-in cost of this development is expected to be approximately $13.3 million, 65 percent of which is expected to be borrowed under a first mortgage loan. If the Company completes its acquisition of the site, the hotel is slated to break ground in the fourth quarter of 2005 with an anticipated first quarter 2007 opening.
Acquisition of Hampton Inn & Suites Baltimore Inner Harbor
On September 2, 2005, the Company acquired the 116-room Hampton Inn & Suites Baltimore Inner Harbor in Maryland for $16.3 million from a private investment group. In 2002, the Company co-funded equally with Hall Financial Group a $3.5 million mezzanine loan to help finance the acquisition and renovation of this hotel. The three-year loan required monthly principal and interest payments based on a 10-year amortization period and an interest rate of 30-day LIBOR (3.86% at September 30, 2005) plus 10.21%. In addition, the loan required quarterly interest payments equal to 4% of gross monthly revenues. Interest on the loan also accrued at a rate of 6% of gross monthly revenue. Upon acquiring the hotel, the mezzanine loan was paid off, which resulted in a lump sum payment of approximately $5.3 million, including $3.3 million of principal and $2.0 million in accrued interest and disposition fees. The Company’s portion of the $5.3 million totaled $2.8 million. Upon pay off of the loan, the Company realized $0.7 million in interest income that it had not previously received or accrued. Simultaneously with the acquisition, the Company entered into a joint venture, 131 East Redwood, LLC, with Redwood Center, LLC and Chevron TCI, Inc. The joint venture leases the Hampton Inn & Suites from the Company (See Note 8).
5. CREDIT FACILITIES AND MORTGAGE LOANS
Credit Facilities
The Company’s former $125 million line of credit (the “Wachovia Line”) bore interest at rates from LIBOR plus 1.75% to 2.50%, based on the Company’s consolidated debt leverage ratio. The Wachovia Line, which had an original maturity date of December 31, 2004, was amended in December 2004 to extend the maturity date to March 31, 2005.
On March 11, 2005, the Company through its wholly owned subsidiary, Winston SPE II, LLC, entered into a credit facility (the “GE Line”) with General Electric Capital Corporation (“GECC”). The Company subsequently borrowed $77.5 million under the GE Line on March 14, 2005 and used these funds to pay off all outstanding debt under the Wachovia Line, terminating the Wachovia Line. At September 30, 2005, the GE Line provided for revolving loan commitments and letters of credit up to $155 million. The GE Line bears interest at rates from 30-day to 180-day LIBOR (30-day LIBOR and 180-day LIBOR equaled 3.86% and 4.23%, respectively, at September 30, 2005) plus 1.75% to 2.50%, based on the ratio of the underwritten net operating income of the hotels that collateralize the GE Line to the outstanding principal balance of the GE Line. At September 30, 2005, the interest rate was based on 30-day LIBOR plus 2.00%. For the three and nine months ended September 30, 2005 the weighted average interest rate for the GE Line was 5.57% and 5.23%, respectively. An unused fee of up to 0.25% is also payable quarterly on the unused portion of the GE Line. At September 30, 2005, availability was calculated each quarter on a trailing twelve-month basis based primarily upon the underwritten net operating income of the hotels that collateralize the GE Line divided by 13%. Availability on the GE line at September 30, 2005 was approximately $53.9 million. See Note 11 for expansion of GE Line subsequent to September, 30, 2005.
In October 2004, the Company’s wholly owned subsidiary, Winston Finance, entered into a $50 million master repurchase agreement with Marathon Structured Finance Fund, L.P. (“Marathon”). Under the agreement, Winston Finance will sell assets to Marathon and agree to repurchase those assets on a certain date. The Company typically will pay interest to Marathon at LIBOR plus 4.5% for loans made by the Company to acquire existing hotels, and LIBOR plus 5.5%, plus one percent of the total loan amount as an origination fee, for loans made by the Company to develop new hotels or redevelop existing hotels. Marathon gets a security interest in each asset subject to the facility. The facility established by the agreement, has a one-year term that may be renewed for two more successive periods of one year, at the option of Winston Finance, as long as no events of default are existing at that time. In October 2005 the Company renewed the Marathon line for an additional year. If the value of an asset financed under the facility decreases, then Marathon can require the Company to deposit eligible assets, either cash, letters of credit, or qualified loans, into a margin account as additional collateral for the facility, or repurchase the asset. Assets can be repurchased by the Company voluntarily at any time. In September 2005 the Company financed three of its existing mezzanine loans and borrowed $7.9 million of funds under

WINSTON HOTELS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands, except per share amounts)
this repurchase agreement. In October 2005 the Company borrowed an additional $0.7 million under the repurchase agreement by financing another existing mezzanine loan.
Mortgage Loans
New Stanley Associates, L.L.L.P. (“Stanley Associates”), a joint venture in which the Company owns a 60% interest, acquired the Stanley Hotel on September 5, 2005 and simultaneously closed on a $13.0 million first mortgage loan to finance the acquisition (See Note 8). The mortgage loan bears a fixed rate of interest at 6.19% and requires monthly payments of $85 until August 11, 2010, at which time the entire outstanding balance is due. In accordance with FASB Interpretations No. 46R, “Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51” (FIN 46R) the Company consolidates the results of operations and balance sheet of Stanley Associates in its consolidated financial statements.
6. EARNINGS PER SHARE
The following is a reconciliation of the amounts used in calculating basic and fully diluted income (loss) per share for income (loss) from continuing operations per common share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Income (loss) from continuing operations	$(6,872)	$4,801	$1,655	$13,683
Less: preferred stock distributions	(1,840)	(1,840)	(5,520)	(5,475)
Less: loss on redemption of Series A preferred stock	—	—	—	(1,720)

Income (loss) from continuing operations available to common shareholders	(8,712)	2,961	(3,865)	6,488
Plus: income allocation to minority interest	—	146	—	318

Net income (loss) available to common shareholders — assuming dilution	$(8,712)	$3,107	$(3,865)	$6,806

Weighted average number of common shares	26,314	26,230	26,298	26,221
Minority interest units with redemption rights	—	1,298	—	1,298
Stock options and unvested stock grants	—	14	—	35

Weighted average number of common shares assuming dilution	26,314	27,542	26,298	27,554

Income (loss) per share — assuming dilution	$(0.33)	$0.12	$(0.15)	$0.25

The potential common shares (represented by minority interest, outstanding stock options and stock grants) for the three and nine months ended September 30, 2005 totaled 1,306 and 1,311, respectively.

WINSTON HOTELS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands, except per share amounts)
The following is a reconciliation of the amounts used in calculating basic and fully diluted income per share for income (loss) from discontinued operations per common share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Income (loss) from discontinued operations	(36)	102	191	498
Plus: income allocation to minority interest	—	5	9	26

Income (loss) from discontinued operations — assuming dilution	$(36)	$107	$200	$524

Weighted average number of common shares	26,314	26,230	26,298	26,221
Minority interest units with redemption rights	—	1,298	1,298	1,298
Stock options and unvested stock grants	—	14	13	35

Weighted average number of common shares assuming dilution	26,314	27,542	27,609	27,554

Income per share — assuming dilution	$—	$—	$0.01	$0.02

The potential common shares (represented by minority interest, outstanding stock options and stock grants) for the three months ended September 30, 2005 totaled 1,306.
The following is a reconciliation of the amounts used in calculating basic and fully diluted income (loss) per share for net income (loss) per common share:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004

Net income (loss) available to common shareholders	(8,748)	3,063	(3,674)	6,986
Plus: income allocation to minority interest	—	151	—	344

Net income (loss) available to common shareholders — assuming dilution	$(8,748)	$3,214	$(3,674)	$7,330

Weighted average number of common shares	26,314	26,230	26,298	26,221
Minority interest units with redemption rights	—	1,298	—	1,298
Stock options and unvested stock grants	—	14	—	35

Weighted average number of common shares assuming dilution	26,314	27,542	26,298	27,554

Income (loss) per share — assuming dilution	$(0.33)	$0.12	$(0.14)	$0.27

The potential common shares (represented by minority interest, outstanding stock options and stock grants) for the three and nine months ended September 30, 2005 totaled 1,306 and 1,311, respectively.
For the three and nine months ended September 30, 2005, there were 140,000 stock options outstanding and 118,746 and 93,246 unvested stock grants outstanding, respectively, which were antidilutive. For the three and nine months ended September 30, 2004, there were 140,000 stock options outstanding and 40,800 and 97,110 unvested stock grants outstanding, respectively, which were antidilutive. During each of the first three quarters of 2005, the Company declared quarterly cash dividends of $0.15 per common share and $0.50 per Series B preferred share.

WINSTON HOTELS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands, except per share amounts)
7. INCOME TAXES
The income tax expense for the three months ended September 30, 2005 consists of a federal income tax expense of $318 and a state income tax expense of $37. The income tax expense for the nine months ended September 30, 2005 consists of a federal income tax expense of $454 and a state income tax expense of $53. Both income tax expenses were non-cash and were calculated using an effective tax rate of 38% applied to the net income of Barclay. The Company believes that Barclay will generate sufficient future taxable income to realize in full the deferred tax asset. Accordingly, no valuation allowance has been recorded as of September 30, 2005.
8. SUMMARIZED FINANCIAL STATEMENT INFORMATION FOR JOINT VENTURES AND FIN 46R
As of September 30, 2005 the Company had invested in nine operating hotels through joint ventures. For the three and nine months ended September 30, 2005 and 2004, the Company consolidated all voting interest entities in which it owns a majority voting interest and all variable interest entities for which it is the primary beneficiary in accordance with FIN 46R. As a result, the Company consolidated the results of operations for four of the hotels it has invested in through joint ventures. The Company’s investment in five joint venture hotels is not consolidated and accounted for under the equity method.
Consolidated Joint Ventures
In July 2005, the Company formed a joint venture with DeHoff Development Company to build a 121-room Hilton Garden Inn at Gateway Corporate Park, adjacent to the Akron-Canton Airport in Green, Ohio, for approximately $12.0 million. The total equity investment in the joint venture is expected to be approximately $4.6 million. The Company plans to contribute $1.0 million in exchange for common equity in the joint venture, and another $2.2 million in exchange for preferred equity in the joint venture bearing an expected annual cash dividend of LIBOR plus 11 percent, while DeHoff plans to contribute approximately $1.4 million to the joint venture in exchange for common equity. The hotel broke ground in September 2005 with an anticipated late fall 2006 opening. The joint venture anticipates funding approximately $7.4 million of the estimated project’s all-in cost with a first mortgage. The balance sheet of this joint venture is consolidated and the results of operations will be consolidated in the Company’s consolidated financial statements pursuant to FIN 46R.
In December 2004, the Company formed a new joint venture, Winston Kansas City, LP with U.S. Bancorp Community Development Corporation to acquire a historic residential building in Kansas City, MO. The property is undergoing extensive renovations to be converted into a 123-room Courtyard by Marriott hotel with an estimated all-in cost of approximately $16.7 million, net of tax credits totaling $7.7 million, $10.9 million of which is being financed by a first mortgage loan. As of September 30, 2005, the Company had invested $11.1 million and expects the hotel to open in the summer of 2006. Winston Kansas City, LP, a wholly owned subsidiary of the Company will lease the hotel from the joint venture once it is completed. The balance sheet of this joint venture is consolidated and the results of operations will be consolidated in the Company’s consolidated financial statements pursuant to FIN 46R.
During 2005, the Company entered into a new joint venture, Stanley Associates with Stanley Holdings, LLC to acquire the Stanley Hotel in Estes Park, Colorado. The Company contributed $3.0 million of the total $5.0 million equity investment in the joint venture. The joint venture acquired the Stanley Hotel on September 5, 2005 and simultaneously closed on a $13.0 million first mortgage loan to finance the acquisition. The mortgage bears a fixed rate of interest at 6.19% and requires monthly payments of $85 until August 11, 2010, at which time the entire outstanding balance is due. The Company currently owns a 60% interest in both Stanley Associates, which owns the hotel, and New Stanley Associates Lessee, LLC (“Stanley Lessee”), which leases the hotel from Stanley Associates. GHG-Stanley Management, LLC will continue to manage the 138-room hotel. The results of operations and the balance sheet of these joint ventures are consolidated in the Company’s consolidated financial statements pursuant to FIN 46R and all intercompany accounts are eliminated.
During 2005, the Company entered into a joint venture, 131 East Redwood, LLC, with Redwood Center, LLC and Chevron TCI, Inc. The Company contributed $0.1 million for a 0.1% ownership in the joint venture. The joint venture leases the Hampton Inn & Suites Baltimore Inner Harbor in Maryland, which the Company purchased in September of 2005, from the Company (See Note 4). Excluding a priority payment and administrative fee totaling $120 per year

WINSTON HOTELS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands, except per share amounts)
payable to Chevron, TCI, Inc., the Company receives nearly all of the remaining net operating income from the operations of the hotel. As the managing partner and 100% owner of the leased hotel, the Company receives the economic benefits of the joint venture and is therefore the primary beneficiary of this joint venture. Therefore, the results of operations and the balance sheet of this joint venture are consolidated in the Company’s consolidated financial statements pursuant to FIN 46R and all intercompany accounts are eliminated.
During 2000, the Company entered into a joint venture, Marsh Landing Hotel Associates, LLC (“Marsh Landing Hotel Associates”), with Marsh Landing Investments, LLC to develop and own hotel properties. The Company currently owns a 49% interest in both Marsh Landing Hotel Associates, which owns the Ponte Vedra, Florida Hampton Inn, and Marsh Landing Lessee Company, LLC (“Marsh Landing Lessee”), which leases the hotel from Marsh Landing Hotel Associates. Marsh Landing Investments, LLC owns a 51% interest in each of Marsh Landing Hotel Associates and Marsh Landing Lessee. Marsh Landing Investments, LLC is owned by Charles M. Winston, Chairman of the Board of Directors of the Company (the “Board”) and James H. Winston, a former Board member, The results of operations and the balance sheet of these joint ventures are consolidated in the Company’s consolidated financial statements pursuant to FIN 46R and all intercompany accounts are eliminated.
During 2003, the Company entered into a joint venture, Chapel Hill Hotel Associates, LLC (“Chapel Hill Hotel Associates”), with Chapel Hill Investments, LLC to develop and own hotel properties. The Company currently owns a 48.78% interest in both Chapel Hill Hotel Associates, which owns the Chapel Hill Courtyard by Marriott, and Chapel Hill Lessee Company, LLC (“Chapel Hill Lessee”), which leases the Chapel Hill Courtyard by Marriott from Chapel Hill Hotel Associates. Chapel Hill Investments, LLC owns a 51.22% interest in each of Chapel Hill Hotel Associates and Chapel Hill Lessee. Chapel Hill Investments, LLC is owned 52% by Charles M. Winston and James H. Winston collectively, and 48% by three other unaffiliated owners collectively. The results of operations and the balance sheet of these joint ventures are consolidated in the Company’s consolidated financial statements pursuant to FIN 46R and all intercompany accounts are eliminated.

WINSTON HOTELS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands, except per share amounts)
The following tables set forth a summary of the balance sheets for the consolidated joint ventures as of September 30, 2005 and December 31, 2004 and the statement of operations for the three and nine month periods ended September 30, 2005 and 2004:

	September 30, 2005	December 31, 2004
Marsh Landing Hotel Associates
Assets	$6,801	$7,044
Liabilities	5,033	4,978

Equity	$1,768	$2,066

March Landing Lessee
Assets	$86	$—
Liabilities	51	—

Equity	$35	$—

Chapel Hill Hotel Associates
Assets	$13,755	$13,576
Liabilities	10,881	9,916

Equity	$2,874	$3,660

Chapel Hill Lessee
Assets	$196	$130
Liabilities	135	187

Equity (deficit)	$61	$(57)

Stanley Associates
Assets	$18,240	$—
Liabilities	13,093	—

Equity	$5,147	$—

Stanley Lessee
Assets	$1,152	$—
Liabilities	754	—

Equity	$398	$—

Baltimore Lessee
Assets	$1,484	$—
Liabilities	441	—

Equity	$1,043	$—

WINSTON HOTELS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

Marsh Landing Hotel Associates
Revenue	$270	$336	$983	$1,145
Expense	223	194	654	577

Net income	$47	$142	$329	$568

March Landing Lessee
Revenue	$649	$—	$2,345	$—
Expense	701	—	2,310	—

Net income (loss)	$(52)	$—	$35	$—

Chapel Hill Hotel Associates
Revenue	$487	$35	$1,464	$37
Expense	476	243	1,385	353

Net income (loss)	$11	$(208)	$79	$(316)

Chapel Hill Lessee
Revenue	$1,155	$23	$3,458	$23
Expense	1,125	56	3,340	66

Net income (loss)	$30	$(33)	$118	$(43)

Stanley Associates
Revenue	$426	$—	$426	$—
Expense	278	—	278	—

Net income	$148	$—	$148	$—

Stanley Lessee
Revenue	$2,105	$—	$2,105	$—
Expense	1,707	—	1,707	—

Net income	$398	$—	$398	$—

Baltimore Lessee
Revenue	$450	$—	$450	$—
Expense	415	—	415	—

Net income	$35	$—	$35	$—

Total	5,542	394	11,231	1,205
	4,925	493	10,089	996

Net income (loss)	$617	$(99)	$1,142	$209

The table above includes the income allocation to the minority interest of $272 and loss allocation of $52 for the three months ended September 30, 2005 and 2004, respectively. The table above includes the income allocation to the minority interest of $539 and $210 for the nine months ended September 30, 2005 and 2004, respectively.
Unconsolidated Joint Ventures
During the fourth quarter of 2002, the Company formed a joint venture (the “Charlesbank Venture”) with Boston-based Charlesbank Capital Partners, LLC (“Charlesbank”). The Company owns 15% of the Charlesbank Venture and Charlesbank owns 85%. The Charlesbank Venture focuses on acquisitions that the partners believe have turnaround or upside potential and can benefit from additional capital and aggressive asset management, which often includes renovating, repositioning, rebranding and/or a change in management. As of September 30, 2005, the Charlesbank Venture had invested in four hotels through a joint venture (“WCC Project Company LLC”) comprised of Concord

WINSTON HOTELS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands, except per share amounts)
Hospitality Enterprises Company (“Concord”) and the Charlesbank Venture. Concord owns a 13% interest in the projects acquired by WCC Project Company LLC, while the Charlesbank Venture owns 87%, so that the Company has an indirect 13.05% ownership interest in WCC Project Company LLC.
As of September 30, 2005, the Charlesbank Venture had invested in a fifth hotel through a joint venture (“WNC Project Company LLC”) comprised of Shelton III Hotel Equity LLC, owned by New Castle Hotels LLC (“New Castle”) and the Charlesbank Venture. New Castle owns a 13% interest in WNC Project Company LLC, while the Charlesbank Venture owns 87%, so that the Company has an indirect 13.05% ownership interest in WNC Project Company LLC.
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

WINSTON HOTELS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands, except per share amounts)
The following tables set forth a summary of the balance sheet and statement of operations, including the Company’s share, related to the Charlesbank Venture as of September 30, 2005 and December 31, 2004 and for the three and nine month periods ended September 30, 2005 and 2004:

	September 30,	December 31,
	2005	2004
Current assets	$3,489	$4,193
Gross fixed assets	49,800	47,599
Accumulated depreciation	(3,532)	(2,178)
Other assets	692	914

Total assets	50,449	50,528

Current liabilities	4,316	3,303
Outstanding loans	31,914	30,768

Total liabilities	36,230	34,071

Equity	14,219	16,457

Company’s share of equity	2,019	2,077
Company’s additional basis	424	435

Investment in joint venture	$2,443	$2,512

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Revenues	$4,812	$3,150	$12,084	8,199
Hotel operating expenses	2,423	1,991	6,891	5,105
Management fees	246	155	588	381
Fixed expenses	1,443	1,154	3,946	3,120

Hotel net income (loss)	700	(150)	659	(407)

Charlesbank Venture’s 87% share of net income (loss)	609	(131)	573	(354)
Corporate charges	(83)	(50)	(219)	(134)

Charlesbank Venture net income (loss)	526	(181)	354	(488)
Winston’s 15% share of Charlesbank Venture net income (loss)	79	(27)	53	(73)
Amortization of investment true-up	(4)	(4)	(11)	(12)

Equity in income (loss) of unconsolidated joint ventures	$75	$(31)	$42	$(85)

Notes Receivable
Notes receivable consists of the following:

WINSTON HOTELS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands, except per share amounts)

	September 30,	December 31,
	2005	2004
$1.1 million mezzanine loan collateralized by the ownership interest of the entity that owns the hotel, matures December 2006 at an interest rate of 30-day LIBOR plus 7.36%, with interest-only payments through maturity, with additional interest of 2% of gross monthly revenues until maturity of which 25% is paid currently and 75% is accrued, at maturity Company will receive greater of accrued interest or 15% of the appreciation in value	$1,080	$1,080

$2.2 million mezzanine loan collateralized by the ownership interest of the entity that owns the hotel, matures January 2006, at an interest rate of 30-day LIBOR plus 8.44%, with interest-only payments through maturity, with additional interest of 2% of gross monthly revenues until maturity of which 25% is paid currently and 75% is accrued, at maturity Company will receive greater of accrued interest or 20% of the appreciation in value	2,186	2,186

$1.8 million mezzanine loan collateralized by the ownership interest of the entity that owns the hotel, at an interest rate of 30-day LIBOR plus 10.21%, with interest and principal payments based on a ten year amortization, with additional accrued interest of 10% of gross monthly revenues until maturity, at maturity Company received the greater of accrued interest or 60% of the appreciation in value, paid in full September 2005 (see Note 4)	—	1,683

$2.4 million mezzanine loan collateralized by the ownership interest of the entity that owns the hotel, matures February 2009, at an interest rate of 60-day LIBOR (with a 2% floor) plus 9%, with interest-only payments through maturity, with additional interest of 2% of outstanding principal balance accruing monthly	2,400	2,400

$6 million B-note collateralized by the hotel property, matures June 2006, at an interest rate of 10%, interest only payments until maturity or payoff, paid in full March 2005	—	6,000

$5.5 million mezzanine loan collateralized by the ownership interest of the entity that owns the hotel, matures September 2009, at an interest rate of 30-day LIBOR plus 10.25%, with interest only for the first two years of operations and interest and principal payments thereafter based on a ten year amortization schedule, with additional interest of 3% of outstanding principal balance accruing monthly	5,500	5,500

$6.0 million participation in a $38 million senior loan collateralized by the hotel property, matures December 2005, at an interest rate of 11%, with interest only payments until maturity	6,000	6,000

$6.0 million mezzanine loan collateralized by the ownership interest of the entity that owns the hotel, matures December 2007, at an interest rate of 30-day LIBOR plus 9%, with interest only payments until maturity	6,000	6,000

$1.4 million loan collateralized by the hotel property, matures January 2010, at an interest rate of prime plus 1.5%, with principal payments of $6, based on a twenty year amortization schedule (see Note 9)	1,383	—

$3.4 million mezzanine loan collateralized by the ownership interest of the entity that owns the hotel, matures August 2011, at an interest rate of 30-day LIBOR plus 9.41%, with interest only payments until maturity, with additional interest of 4% accruing monthly until maturity	3,375	—

$2.3 million B-notes collateralized by three hotel properties, mature September 2011, at an effective interest rate of 9.3% (and a yield to maturity of 11.7%), interest and principal payments based on a six and one-half year amortization schedule	2,329	—

$2.0 million participation in a $20 million senior bridge loan collateralized by the hotel, matures August 2007, at an interest rate of 11%, with interest only payments until maturity	2,000	—

Total	$32,253	$30,849

WINSTON HOTELS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands, except per share amounts)
The Company does not hold an ownership interest in any of the hotels for which it has provided financing. These loan arrangements are considered to be variable interests in the entities that own the hotels, all of which are VIEs. However, the Company is not considered to be the primary beneficiary for any of these VIEs. Therefore, the Company does not consolidate the results of operations of the hotels for which it has provided financing. The Company’s total outstanding related interest receivable balance exposed to loss as a result of its involvement in these loans totaled $1,121 as of September 30, 2005. The Company does not have any further lending commitments to these specific VIEs.
In August 2005, the Company closed on a $2.0 million participation in a $20 million senior bridge interest only loan that bears interest at a fixed rate of 11% for two years to finance a 95-unit condo hotel conversion project in Miami, Florida. Canyon Capital Realty Advisors LLC funded the remaining $18.0 million. The loan is collateralized by the property.
9. DISCONTINUED OPERATIONS
The Company sold the Hilton Head, South Carolina Hampton Inn in May 2005 for $4.4 million in cash, net of closing costs. The Company recorded a gain of $470 related to the sale of the Hilton Head Hampton Inn. The Company sold two hotels during January 2005. The Chester, Virginia Comfort Inn was sold for $5.2 million in cash, net of closing costs. The Greenville, South Carolina Comfort Inn was sold for $1.9 million, net of closing costs of which the Company received approximately $0.5 million in cash proceeds and a note receivable for approximately $1.4 million. The note requires monthly fixed principal payments of $6 over five years, (at which time the balance of the note is due) and bears interest at a rate of prime (6.25% at September 30, 2005) plus 1.5%. The Company recorded a loss of $33 related to the sale of the Chester Comfort Inn, and a loss of $54 related to the sale of the Greenville Comfort Inn. These losses were in addition to the estimated impairment losses taken in 2004 and 2003, relating to the Greenville Comfort Inn. The Greenville Comfort Inn was originally classified as held for sale in the third quarter of 2003. The Company sold the Wilmington, North Carolina Hampton Inn in February 2004 and sold the Las Vegas, Nevada Hampton Inn in June 2004 for an aggregate gain of $16.
The operating results for these five hotels are included in discontinued operations in the statements of operations until their sale date. The Company has elected not to allocate interest expense to the results of the discontinued operations in accordance with SFAS No. 144. Including additional hotels in discontinued operations resulted in certain reclassifications to the three and nine months ended September 30, 2004 financial statement amounts.
Condensed financial information of the results of operations for the hotels sold and included in discontinued operations is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004
Total revenue	$—	$1,361	$709	$5,209
Total expenses	46	1,299	854	4,754

Income (loss) from discontinued operations	(46)	62	(145)	455
Allocation to minority interest in Partnership — (income) loss from discontinued operations	2	(5)	8	(27)
Gain on sale of discontinued operations	2	—	383	16
Allocation to minority interest in Partnership — gain on sale of discontinued operations	—	—	(17)	(1)
Loss on impairment of asset held for sale	—	(2)	—	(51)
Allocation to minority interest in Partnership — loss on impairment of asset held for sale	—	—	—	2
Income tax benefit (expense)	6	47	(38)	104

Income (loss) from discontinued operations	$(36)	$102	$191	$498

WINSTON HOTELS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands, except per share amounts)
10. SEGMENT REPORTING
Due to the current magnitude of the Company’s hotel financing operations, and the Company’s expectation to continue to grow this activity, the Company recently began to analyze the hotel financing operations of its business separately from its hotel ownership operations. Therefore, the Company presently operates in two business segments within the hotel lodging industry: Hotel Ownership and Hotel Financing. Hotel Ownership refers to owning hotels directly or through joint ventures and includes our joint ventures’ development activities. Hotel Financing refers to owning hotel-related loans through origination or acquisition.
The Company does not allocate certain corporate-level accounts to its operating segments, including corporate general and administrative expenses, interest and other income unrelated to notes receivable and minority interest in the Partnership. As of September 30, 2005, aside from the Company’s portfolio of notes receivable and related interest receivable totaling $32.3 million and $1.1 million, respectively, all assets of the Company primarily relate to the Hotel Ownership segment. In addition, all capital expenditures incurred by the Company relate to the Hotel Ownership segment. Financial information related to the Company’s reportable segments for the three and nine months ended September 30, 2005 and 2004 was as follows:
Three months ended September 30, 2005:

	Hotel	Hotel
	Ownership	Financing	Corporate	Consolidated
Operating revenues	$41,733	$—	$—	$41,733
Operating expenses	(27,061)	2	(2,263)	(29,322)
Depreciation and amortization	(5,402)	—	—	(5,402)
Impairment of wholly owned hotels	(12,993)	—	—	(12,993)
Interest and other income	—	1,973	89	2,062
Interest expense	(2,370)	(452)	—	(2,822)

Income (loss) before allocation to minority interest in Partnership, allocation to minority interest in consolidated joint ventures, income taxes, and equity in income of unconsolidated joint ventures	(6,093)	1,523	(2,174)	(6,744)
Loss allocation to minority interest in Partnership	—	—	430	430
Income allocation to minority interest in consolidated joint ventures	(272)	—	—	(272)
Income tax expense	(361)	—	—	(361)
Equity in income of unconsolidated joint ventures	75	—	—	75

Income (loss) from continuing operations	$(6,651)	$1,523	$(1,744)	$(6,872)

Loss from discontinued operations				(36)

Net income				$(6,908)

Total assets	$429,428	$33,373	$—	$462,801

WINSTON HOTELS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands, except per share amounts)
Three months ended September 30, 2004:

	Hotel	Hotel
	Ownership	Financing	Corporate	Consolidated
Operating revenues	$35,674	$—	$—	$35,674
Operating expenses	(23,327)	(22)	(2,127)	(25,476)
Depreciation and amortization	(4,620)	—	—	(4,620)
Interest and other income	—	517	73	590
Interest expense	(1,570)	(126)	—	(1,696)

Income (loss) before allocation to minority interest in Partnership, allocation to minority interest in consolidated joint ventures, income taxes, and equity in loss of unconsolidated joint ventures	6,157	369	(2,054)	4,472
Income allocation to minority interest in Partnership	—	—	(146)	(146)
Loss allocation to minority interest in consolidated joint ventures	52	—	—	52
Income tax benefit	454	—	—	454
Equity in loss of unconsolidated joint ventures	(31)	—	—	(31)

Income (loss) from continuing operations	$6,632	$369	$(2,200)	$4,801

Income from discontinued operations				102

Net income				$4,903

Total assets	$378,763	$14,250	$—	$393,013

Nine Months ended September 30, 2005:

	Hotel	Hotel
	Ownership	Financing	Corporate	Consolidated
Operating revenues	$117,291	$—	$—	$117,291
Operating expenses	(77,470)	(9)	(6,142)	(83,621)
Depreciation and amortization	(15,404)	—	—	(15,404)
Impairment of wholly owned hotels	(12,993)	—	—	(12,993)
Interest and other income	—	4,587	222	4,809
Interest expense	(6,381)	(1,271)	—	(7,652)

Income (loss) before allocation to minority interest in Partnership, allocation to minority interest in consolidated joint ventures, income taxes, and equity in income of unconsolidated joint ventures	5,043	3,307	(5,920)	2,430
Loss allocation to minority interest in Partnership	—	—	192	192
Income allocation to minority interest in consolidated joint ventures	(539)	—	—	(539)
Income tax expense	(470)	—	—	(470)
Equity in income of unconsolidated joint ventures	42	—	—	42

Income (loss) from continuing operations	$4,076	$3,307	$(5,728)	$1,655

Income from discontinued operations				191

Net income				$1,846

Total assets	$429,428	$33,373	$—	$462,801

WINSTON HOTELS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands, except per share amounts)
Nine Months ended September 30, 2004:

	Hotel	Hotel
	Ownership	Financing	Corporate	Consolidated
Operating revenues	$103,590	$—	$—	$103,590
Operating expenses	(67,825)	(24)	(5,266)	(73,115)
Depreciation and amortization	(13,812)	—	—	(13,812)
Interest and other income	—	1,133	213	1,346
Interest expense	(4,853)	(247)	—	(5,100)

Income (loss) before allocation to minority interest in Partnership, allocation to minority interest in consolidated joint ventures, income taxes, and equity in loss of unconsolidated joint ventures	17,100	862	(5,053)	12,909
Income allocation to minority interest in Partnership	—	—	(318)	(318)
Income allocation to minority interest in consolidated joint ventures	(210)	—	—	(210)
Income tax benefit	1,387	—	—	1,387
Equity in loss of unconsolidated joint ventures	(85)	—	—	(85)

Income (loss) from continuing operations	$18,192	$862	$(5,371)	$13,683

Income from discontinued operations				498

Net income				$14,181

Total assets	$378,763	$14,250	$—	$393,013

11. SUBSEQUENT EVENTS
Acquisition of Mezzanine Loan Portfolio
In October 2005, the Company purchased from an affiliate of Credit Suisse First Boston a $14.0 million portfolio of four senior participation interests in certain mezzanine loans; Lehman Brothers holds the related junior participation interests. The underlying three year mezzanine loans, with two one-year extensions, bear interest at a rate equal to 30-day LIBOR plus 4.5% and are individually collateralized by equity interests in affiliates of Walton Street Capital, which entities own an aggregate of four Marriott Renaissance hotels, located in Los Angeles, CA (499 rooms), St. Petersburg, FL (360 rooms), Austin, TX (478 rooms), and Chicago, IL (553 rooms). Each individual mezzanine loan is subordinate to a first mortgage loan secured by the hotels. The loans are not cross-collateralized or cross-defaulted. The Company simultaneously closed an $8.4 million credit facility with Marathon to finance the acquisition of the portfolio of participation interests. Borrowings under the facility bear interest at a rate of 30-day LIBOR plus 2.25%.
The Company does not hold an ownership interest in any of these hotels. These loan arrangements are considered to be variable interests in the entities that own the hotels, all of which are VIEs. However, the Company is not considered to be the primary beneficiary for any of these VIEs. Therefore, the Company will not consolidate the results of operations of these hotels. The Company does not have any further lending commitments to these specific VIEs.
New Marathon Loan Facility
In October 2005, the Company’s wholly owned subsidiary, Winston Finance, entered into a $4.8 million loan facility with Marathon. Borrowings under the loan facility bear interest at a rate of 30-day LIBOR plus 2.25%. The facility is collateralized by two existing mezzanine loans with an aggregate carrying value of $8.0 million.
Acquisition of Hotels
In October 2005, the Company acquired six hotels with an aggregate of 698 rooms for $46.0 million. The properties consist of one Courtyard by Marriott hotel and five Towneplace Suites hotels. Five of these hotels are located in Texas—one in Austin, one in College Station, one in Clearlake and two in Houston—and one is located in Birmingham, Ala. The hotels will continue to be managed by Marriott, which will become the Company’s eighth management company. Marriott reports the operating results for the hotels it manages on a fiscal year consisting of thirteen four-week periods. Therefore, for these six Marriott-managed hotels, the Company’s fiscal year will reflect twelve weeks of operations for

WINSTON HOTELS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands, except per share amounts)
each of the first three quarters of the year and sixteen weeks for the fourth quarter of the year. Therefore, in any given quarterly period, period-over-period results will have different ending dates. The Company simultaneously closed on an increase in the GE Line of $60 million to finance the acquisition. The maximum potential availability under the GE Line is now $215 million. The expansion reset the 5 year term and availability is now calculated each quarter on a trailing twelve-month basis based primarily upon the underwritten net operating income of the hotels that collateralize the GE Line divided by 12.5%, versus 13% prior to the expansion. The six hotels were also added as collateral to support outstanding balances under the GE Line.
Planned Hotel Disposition and Related Reclassification
On November 4, 2005, the Company’s Board of Directors adopted a formal plan to sell the two hotels for which impairment charges were taken during the third quarter. Accordingly, both of these hotels will be reclassified as “assets held for sale” in the fourth quarter on the Company’s consolidated balance sheet. Beginning November 4, 2005 the operations for both properties will be reported as discontinued operations. Had the Company reclassified these hotels to “assets held for sale” as of September 30, 2005 and December 31, 2004, $10.8 million and $23.9 million, respectively, would have been reclassified to assets held for sale, from net investment in hotel properties, on the Company’s balance sheet.

Item 2 — Management’s Discussion and Analysis of Financial
                Condition and Results of Operations
                ($ in thousands)
Overview
Winston Hotels, Inc. (the “Company”), headquartered in Raleigh, North Carolina, owns and develops hotel properties and owns interests in hotel properties through joint ventures, provides and purchases hotel loans and provides hotel development and asset management services. As of September 30, 2005, the Company owned or was invested in 51 hotel properties in 17 states having an aggregate of 7,136 rooms. This included 43 wholly owned properties with an aggregate of 6,075 rooms, a 60 percent ownership interest in a joint-venture that owns one hotel with 138 rooms; a 49% ownership interest in a joint venture that owns one hotel with 118 rooms, a 48.78% ownership interest in a joint venture that owns one hotel with 147 rooms, and a 13.05% ownership interest in a joint venture that owns five hotels with an aggregate of 658 rooms. The Company had also issued loans to owners of 12 hotels with an aggregate of 1,947 rooms. These loans totaled $32.3 million as of September 30, 2005. The Company does not hold an ownership interest in any of the hotels for which it has provided financing. Of the 51 hotels in which the Company holds an ownership interest, 50 are operated under franchises from nationally recognized franchisors including Marriott International, Inc., Hilton Hotels Corporation, Intercontinental Hotels Group PLC, (formerly Six Continents PLC) and Choice Hotels International.
Currently, Alliance Hospitality Management, LLC manages 41 of the Company’s 51 hotels, Concord Hospitality Enterprises Company manages four hotels, Promus Hotels, Inc., an affiliate of Hilton Hotels Corporation, manages two hotels, and New Castle Hotels, LLC, Noble Investment Group, Ltd., Prism Hospitality Corporation and GHG-Stanley Management, LLC each manage one hotel.
The Company operates in two business segments within the hotel lodging industry: Hotel Ownership and Hotel Financing. The Company’s primary source of revenue is room revenue generated from hotels it either wholly owns or owns an interest in through joint ventures. The Company also generates revenue through food and beverage, telephone, parking, and other incidental sales at its hotels. The Company also generates interest income from hotel loans that it originates or acquires. Operating expenses consist of the costs to provide these services as well as corporate general and administrative costs, real and personal property taxes, property and casualty insurance costs, income taxes of our consolidated taxable REIT subsidiary, depreciation, amortization, and other costs. The Company has significant fixed costs associated with owning and operating hotels, which do not necessarily decrease when market factors cause a reduction in revenue for the property. As a result, changes in revenue per available room (“RevPAR”) can result in a greater percentage change in the Company’s earnings and cash flows.
Based on our primary business objectives and forecasted operating conditions, our key priorities or financial strategies include, among other things:
•	directing our hotel managers to minimize operating costs and increase revenues;

•	acquiring and developing hotels with a favorable current yield and an opportunity for appreciation;

•	selling older, underperforming hotels or hotels that no longer meet the Company’s yield objectives;

•	implementing selective capital improvements designed to increase profitability consistent with franchisor standards and mandates; and

•	originating or acquiring hotel loans, and other investments that our Board of Directors deems appropriate.
Throughout 2004 and during the first nine months of 2005, strong economic growth in the United States economy combined with improved business demand led to RevPAR growth throughout the lodging industry. Third quarter 2005 RevPAR increased 7.6% from $59.03 to $63.52 due to improving market conditions. Third quarter 2005 operating margins increased slightly to 42.7% from 42.4% in the same period for the previous year. For the remainder of 2005, forecasts for the lodging industry continue to be favorable. The Company likewise expects RevPAR to increase in the fourth quarter of 2005, however, at a lower rate than the increase of 7.3% experienced during the nine months ended September 30, 2005.
While the Company believes the improving demand trends in the lodging industry discussed here and in our Annual Report on Form 10-K creates the opportunity for improvements in our business for the remainder of 2005, there can be no assurance that any increases in hotel revenues or earnings at our properties will be realized for any number of reasons, including, but not limited to, slower than anticipated growth in the economy and changes in travel patterns.

Recent Developments
The Company has recently been involved in a number of acquisitions and development projects in its Hotel Ownership Segment:
•	In December 2004, the Company formed a new joint venture, Winston Kansas City, LP with U.S. Bancorp Community Development Corporation to acquire a historic residential building in Kansas City, MO. The property is undergoing extensive renovations to be converted into a 123-room Courtyard by Marriott hotel with an estimated all-in cost of approximately $16.7 million, net of tax credits totaling $7.7 million, $10.9 million of which is being financed by a first mortgage loan. As of September 30, 2005, the Company had invested $11.1 million and expects the hotel to open in the summer of 2006.

•	In July 2005, the Company closed on the purchase of 4.5 acres of land in the Forrestal Center of Princeton University for $2.9 million and plans to build a 142-room Homewood Suites hotel for an estimated all-in cost of approximately $19.6 million, $12.0 million of which is expected to be borrowed under a first mortgage loan with the remainder to be funded with funds available under the Company’s credit facilities. The Company broke ground on the hotel in September and expects to open the hotel in the first quarter of 2007.

•	In July 2005, the Company formed a joint venture with DeHoff Development Company (DeHoff), a diversified real estate owner and developer. The joint venture plans to build a 121-room Hilton Garden Inn at Gateway Corporate Park, adjacent to the Akron-Canton Airport in Green, Ohio, for approximately $12.0 million. The total equity investment in the joint venture is expected to be approximately $4.6 million. The Company plans to contribute $1.0 million in exchange for common equity in the joint venture, and another $2.2 million in exchange for preferred equity in the joint venture bearing an expected annual cash dividend of LIBOR plus 11 percent, while DeHoff plans to contribute approximately $1.4 million to the joint venture in exchange for common equity. The joint venture broke ground on the hotel in September 2005 with an anticipated late fall 2006 opening. The joint venture anticipates borrowing approximately $7.4 million under a first mortgage loan to fund the remainder of the project’s estimated all-in cost.

•	In September 2005, the Company acquired the 116-room Hampton Inn & Suites Baltimore Inner Harbor in Maryland for $16.3 million from a private investment group.

•	In September 2005, the Company invested $3 million in a joint venture with Stanley Holdings, LLC to acquire a 60% ownership interest in the 138-room Stanley Hotel in Estes Park, Colorado.

•	In October 2005, the Company acquired six hotels with an aggregate of 698 rooms for $46.0 million. The properties consist of one Courtyard by Marriott hotel and five Towneplace Suites hotels. Five of these hotels are located in Texas—one in Austin, one in College Station, one in Clearlake and two in Houston—and one is located in Birmingham, Ala. The hotels will continue to be managed by Marriott, which will become the Company’s eighth management company. The Company simultaneously closed on an increase in the Company’s line of credit from General Electric Capital Corporation (“GECC”) (“the GE Line”) of $60 million to finance the acquisition. The maximum potential availability under the GE Line is now $215 million. The six hotels were also added as collateral to support outstanding balances under the GE Line.

•	The Company is currently under contract, and is continuing its due diligence, to buy a site in Wilmington, N.C. to build a 119-room Hilton Garden Inn. The estimated all-in cost of this development is expected to be approximately $13.3 million, 65 percent of which is expected to be borrowed under a first mortgage loan. If the Company completes its acquisition of the site, the hotel is slated to break ground in the fourth quarter of 2005 with an anticipated first quarter 2007 opening.
The Company has recently been involved in a number of financing projects in its Hotel Financing Segment:
•	In May 2005, the Company announced a program with GE Commercial Franchise Finance (“GEFF”) to provide a highly streamlined, cost-effective loan program for hoteliers. Under the program, GEFF expects to provide loans collateralized by a first mortgage loan for up to 85 percent of a project’s cost and the Company would fund approximately 25 percent of the total loan amount, which is the first loss piece, or the “B” note, of the mortgage loan. Borrowers will work with GEFF and the Company as one seamless entity, which is expected to reduce significantly the time and cost to acquire the financing for hotel projects, compared to having to deal with two separate lenders.

•	In August 2005, the Company closed on a $2.0 million participation in a $20 million senior bridge interest only loan that bears interest at a fixed rate of 11% for two years to finance a 95-unit condo hotel conversion project in Miami, Florida. Canyon Capital Realty Advisors LLC funded the remaining $18 million.

•	In October 2005, the Company purchased from an affiliate of Credit Suisse First Boston a $14.0 million portfolio of four senior participation interests in certain mezzanine loans; Lehman Brothers holds the related junior participation interests. The underlying three year mezzanine loans, with two one-year extensions, bear interest at a rate of 30-day LIBOR plus 4.5% and are individually collateralized by equity interests in affiliates of Walton Street Capital, which entities own an aggregate of four Marriott Renaissance hotels, located in Los Angeles, CA (499 rooms), St. Petersburg, FL (360 rooms), Austin, TX (478 rooms), and Chicago, IL (553 rooms). Each individual mezzanine loan is subordinate to a first mortgage loan secured by the hotels. The loans are not cross-collateralized or cross-defaulted. The Company simultaneously closed an $8.4 million credit facility with Marathon Structured Finance Fund, L.P. (“Marathon”) to finance the acquisition of the portfolio of participation interests. Borrowings under the facility bear interest at a rate of 30-day LIBOR plus 2.25%.
Results of Operations for the Three and Nine months ended September 30, 2005 versus the Three and Nine months ended September 30, 2004
HOTEL OWNERSHIP SEGMENT
Revenues
The following table illustrates key operating statistics of our portfolio for the three and nine months ended September 30, 2005 and 2004:

	Three Months Ended			Nine Months Ended
	September 30,			September 30,
			Percentage			Percentage
	2005	2004	Change	2005	2004	Change
Hotels owned as of September 30, 2005(a):
Hotel room revenues	$37,096	$32,364	14.6%	$105,688	$93,130	13.5%
RevPAR	$63.52	$59.03	7.6%	$61.75	$57.53	7.3%
Occupancy	70.9%	72.1%	-1.7%	69.9%	70.9%	-1.4%
Average daily rate (ADR)	$89.59	$81.91	9.4%	$88.36	$81.10	9.0%

(a)	Includes all owned or partially owned consolidated hotels as of September 30, 2005.
Room – For the three months ended September 30, room revenue increased $4,732, or 14.6%, from $32,364 in 2004 to $37,096 in 2005. In September 2004, one of the joint ventures in which the Company has invested opened the Chapel Hill, North Carolina Courtyard by Marriott. In December 2004, the Company purchased the Roanoke, Virginia Courtyard by Marriott. In September 2005, another of the joint ventures in which the Company has invested purchased the 138 room Stanley Hotel in Estes Park, Colorado. In September 2005, the Company acquired the 116-room Hampton Inn & Suites Baltimore Inner Harbor in Maryland. The additional room revenue generated by these hotels, (collectively, the “Opened Hotels”), during the third quarter of 2005 as compared to the third quarter of 2004, totaled $3,519. The increase in room revenues was also due, in part, to an increase in RevPAR of 7.6% from $59.03 in the third quarter of 2004 to $63.52 in the third quarter of 2005 due to improving market conditions. Occupancy rates declined 1.7%, from 72.1% to 70.9%, and the average daily rate (“ADR”) increased 9.4%, from $81.91 to $89.59, during the third quarter of 2005 as compared to the same period of 2004. This RevPAR improvement was mitigated by the negative impact of reduced military business and renovation activities.
For the nine months ended September 30, room revenue increased $12,558 from $93,130 in 2004 to $105,688 in 2005. In March 2004, the Company acquired the lease for the Secaucus, New Jersey Holiday Inn from a third party lessee. The additional room revenue generated by this hotel and together with the Opened Hotels, (collectively the “New Hotels”), during the nine months ended 2005 as compared to the nine months ended September 30, 2004, totaled $8,568. The increase in room revenues was also due, in part, to an increase in RevPAR of 7.3% from $57.53 to $61.75 due to improving market conditions. Occupancy rates decreased 1.4%, from 70.9% to 69.9%, and the ADR increased 9.0%, from $81.10 to $88.36, for the nine months ended 2005, as compared to the same period of 2004. During the first nine months of 2005, strong economic growth combined with improved business demand led to the growth in RevPAR.
Food and Beverage – For the three months ended September 30, food and beverage revenue increased $1,138 from $2,235 in 2004 to $3,373 in 2005. For the nine months ended September 30, food and beverage revenue increased $1,569 from $6,614 in 2004 to $8,183 in 2005. The additional food and beverage revenue generated by the Opened Hotels and New Hotels for the three and nine months ended 2005, respectively, as compared to the same periods of 2004, totaled $1,137 and $1,524. Excluding these properties, food and beverage revenues were consistent with the same periods in the prior year.
Other Operating Departments – For the three months ended September 30, other operating departments’ revenue increased $176 from $1,025 in 2004 to $1,201 in 2005. For the nine months ended September 30, other operating departments’ revenue increased $211 from $3,022 in 2004 to $3,233 in 2005. The additional other operating departments’ revenue generated by the Opened Hotels and New Hotels for the three and nine months ended 2005, respectively, as compared to the same periods of 2004, totaled $184 and $311. These increases were offset by lower telephone revenue as cellular phone use continues to reduce the demand for this service.
Percentage Lease Revenue – The 2004 results include percentage lease revenue for the Secaucus Holiday Inn for which the lease was acquired by Barclay Hospitality in March of 2004. The Company is no longer the lessor under any hotel leases with unrelated third parties and therefore will no longer report percentage lease revenue.
Expenses
Rooms – For the three months ended September 30, rooms expenses increased $811 from $7,226 in 2004 to $8,037 in 2005. For the nine months ended September 30, rooms expenses increased $2,801 from $20,629 in 2004 to $23,430 in 2005, respectively. The additional room expense generated by the Opened Hotels and New Hotels for the three and nine months ended 2005, respectively, as compared to the same periods in 2004, totaled $702 and $1,696, respectively. The remaining increase in rooms expenses is due in part, to increases in labor costs, travel agent commissions and complimentary food and beverage costs. The increase in these costs is consistent with the increase in room revenue for the three and nine months ended 2005 as compared to same periods in 2004.
Food and Beverage – For the three months ended September 30, food and beverage expenses increased $730 from $1,700 in 2004 to $2,430 in 2005. For the nine months ended September 30, food and beverage expenses increased $1,197 from $4,920 in 2004 to $6,117 in 2005. Food and beverage expense from the Opened Hotels and New Hotels was the primary reason for the increase. Excluding these properties, expenses were consistent with the same periods in the prior year.
Other Operating Departments – For the three months ended September 30, other operating costs increased $133 from $732 in 2004 to $865 in 2005. For the nine months ended September 30, other operating costs increased $173 from $2,145 in 2004 to $2,318 in 2005. Other operating costs attributed to the Opened Hotels and New Hotels was the primary reason for the increase. Excluding these properties, expenses were consistent with the same period in the prior year.
Property Operating – For the three months ended September 30, property operating costs increased $991 from $7,067 in 2004 to $8,058 in 2005. For the nine months ended September 30, property operating costs increased $2,289 from $20,855 in 2004 to $23,144 in 2005. The additional property operating costs generated by the Opened Hotels and New Hotels for three and nine months ended 2005, respectively, as compared to the same periods of 2004, totaled $741 and $1,719, respectively. The remaining increase is primarily due to increases in utilities and various administrative and general expenses, including labor costs and credit card commissions.
Real Estate Taxes and Property and Casualty Insurance – For the three months ended September 30, real estate taxes and property insurance costs increased $148 from $1,702 in 2004 to $1,850 in 2005. For the nine months ended September 30, real estate taxes and property insurance costs increased $590 from $4,936 in 2004 to $5,526 in 2005. The inclusion of the Opened Hotels in the three and nine month 2005 results contributed to $94 and $226 of the increases, respectively. The remaining change is primarily due to an increase in property taxes.

Franchise Costs – Consistent with the increase in room revenues for the three months ended September 30, franchise costs increased $385 from $2,312 in 2004 to $2,697 in 2005. Similarly, for the nine months ended September 30, franchise costs increased $993 from $6,669 in 2004 to $7,662 in 2005. The additional franchise costs generated by the Opened Hotels and New Hotels for three and nine months ended 2005, respectively, as compared to the same periods of 2004, totaled $209 and $567, respectively. The remaining increases are due to higher room revenue.
Maintenance and Repair Costs – For the three months ended September 30, maintenance and repair costs increased $259 from $1,817 in 2004 to $2,076 in 2005. For the nine months ended September 30, maintenance and repair costs increased $824 from $5,344 in 2004 to $6,168 in 2005. The additional costs generated by the Opened Hotels and New Hotels for the three and nine months ended 2005, respectively, as compared to the same periods of 2004, totaled $172 and $420, respectively. The remaining increases are due, in part, to increases in labor and maintenance contracts.
Management Fees – For the three months ended September 30, management fees increased $277 from $771 in 2004 to $1,048 in 2005 which was consistent with the increase in hotel revenues for those periods. For the nine months ended September 30, management fees increased $778 from $2,327 in 2004 to $3,105 in 2005. The additional costs generated by the Opened Hotels and New Hotels for the three and nine months ended 2005, respectively, as compared to the same periods of 2004, totaled $142 and $301, respectively. The remaining increases are due to higher room revenue.
Depreciation and Amortization – For the three months ended September 30, depreciation increased $699 from $4,291 in 2004 to $4,990 in 2005. For the nine months ended September 30, depreciation increased $1,513 from $12,827 in 2004 to $14,340 in 2005. The additional depreciation generated by the Opened Hotels and New Hotels for the three and nine months ended 2005, respectively, as compared to the same periods of 2004, totaled $471 and $1,080, respectively. The remaining increases are due to additions outpacing the amount of assets exceeding their useful life. For the three and nine months ended September 30, 2005, amortization expense increased slightly over the same period in the prior year.
Impairment of wholly owned hotels – During the third quarter of 2005, management began evaluating the potential sale of certain hotels. The Company prepared its impairment analysis as of September 30, 2005 based on facts and circumstances existing on that date. Accordingly, the Company factored in the prospect of selling two properties in the near term. As a result of this analysis, which was prepared on a probability-weighted, estimated undiscounted future cash flow basis, an impairment was triggered under a held for use model for two hotels. In accordance with FAS 144, the Company recorded a $13.0 million non-cash impairment charge in the third quarter relating to the two hotels. The non-cash impairment charge represents an adjustment to reduce the carrying value of the two hotels to the estimated sales prices, net of estimated costs to sell. The Company’s estimated sales price is based on fair market value quotes received from independent brokers. Should the Company complete a sale of these hotels, there can be no assurance that the net proceeds from sale will equal the Company’s carrying value, in which case an additional impairment charge may be necessary at that time.
On November 4, 2005, the Company’s Board of Directors adopted a formal plan to sell the two hotels for which impairment charges were taken during the third quarter. Accordingly, both of these hotels will be reclassified as “assets held for sale” in the fourth quarter on the Company’s consolidated balance sheet. Beginning November 4, 2005 the operations for these properties will be reported as discontinued operations.
Interest Expense – For the three months ended September 30, the total interest expense increased $1,126 from $1,696 in 2004 to $2,822 in 2005. For the three months ended September 30, the weighted average outstanding debt balance for the Company’s lines of credit and fixed rate mortgage loan with GE Capital Corporation, (collectively, the “Corporate Debt Facilities”) increased from $99,889 in 2004 to $144,728 in 2005, while the weighted average interest rate for the Corporate Debt Facilities increased from 5.89% to 6.37% for the same periods. For the nine months ended September 30, interest expense increased $2,552 from $5,100 in 2004 to $7,652 in 2005. For the nine months ended September 30, the weighted average outstanding debt balance for the Company’s Corporate Debt Facilities increased from $101,383 in 2004 to $134,326 in 2005, while the weighted average interest rate for the Corporate Debt Facilities increased from 5.84% to 6.29% for the same periods. In addition to a greater outstanding debt balance and higher weighted average interest rate, increases in interest expense for the three and nine months ended September 30, 2005 versus the same periods of 2004 are also due to additional interest expense totaling $168 and $480, respectively, related to the first mortgage loan on the Chapel Hill, NC Courtyard by Marriott hotel that opened in September 2004 and additional interest expense totaling $150, related to the first mortgage loan on the Stanley Hotel in Estes Park, Colorado that was acquired in September 2005. Interest expense discussed here references total Company interest expense. As noted below, a portion of this interest expense was allocated to the Hotel Financing segment.

Income Allocation to Minority Interest in Consolidated Joint Ventures – These amounts represent the minority equityholders’ share of net income (loss) of the consolidated joint ventures. For the three months ended September 30, minority interest increased $324 from a loss of $52 in 2004 to income of $272 in 2005. For the nine months ended September 30, minority interest increased $329 from $210 in 2004 to $539 in 2005. The additional minority interest related to the joint ventures associated with both the Stanley Hotel and Chapel Hill, NC Courtyard by Marriott, for the three and nine months ended 2005 as compared to the same periods of 2004, totaled $398 and $597, respectively. These increases were offset by the inclusion of the joint ventures associated with the Evanston Hilton Garden Inn until 2004 and a decrease in the allocation caused by decreased net income of the joint ventures associated with the Ponte Vedra Hampton Inn. See Note 8 to Consolidated Financial Statements for detail of the net income (loss) for the consolidated joint ventures.
Income Tax Benefit (Expense) – For the three and nine months ended September 30, 2005 and 2004, the income tax benefit (expense) is a result of the net income (loss) experienced by Barclay during the respective periods. As part of its tax planning strategy to fully realize its deferred tax asset, the Company restructured the operating leases between Barclay and the Company effective January 1, 2005. This restructuring of the leases resulted in a reduction in Barclay’s lease expense, which contributed to Barclay’s net income in 2005 versus a net loss in 2004.
HOTEL FINANCING SEGMENT
General and Administrative – General and administrative expenses are not allocated to the Hotel Financing segment, however direct expenses are tracked. Expenses were consistent with the same periods in the prior year. (See Note 10 to Consolidated Financial Statements).
Interest and Other Income – For the three months ended September 30, 2005 versus the same period for 2004, interest and other income increased $1,456 from $517 to $1,973. For the nine months ended September 30, 2005 versus the same periods for 2004, interest and other income increased $3,454 from $1,133 to $4,587. The increase is primarily due to additional loan interest income relating to new hotel loans that the Company has provided or purchased, including those with respect to the St. Louis, Kauai, La Posada, Albany and Miami hotels and the B-notes purchased from Lehman Brothers, as well as $258 in prepayment fees related to the early payoff of the Cornhusker Square hotel loan in March 2005 and $671 in fees and interest related to the early payoff of the Hampton Inn & Suites Baltimore Inner Harbor mezzanine loan in September 2005 (See “Liquidity and Capital Resources– Investing”). The Company continues its efforts to expand its hotel lending program. (See “Corporate Income and Expense” below for further discussion of Interest and Other Income).
Interest Expense – Total interest expense is allocated to the Hotel Financing segment based on the Company’s average note receivable balance and the average borrowing rate for the line of credit. For the three months ended September 30, interest expense increased $326 from $126 in 2004 to $452 in 2005. For the nine months ended September 30, interest expense increased $1,024 from $247 in 2004 to $1,271 in 2005. The increase is primarily due to additional loans made since September 30, 2004, which increased the average note receivable balance, and the increase in LIBOR, which increased the average interest rate. For the three months ended September 30, the average outstanding note receivable balance increased from $13,382 in 2004 to $32,618 in 2005, while the average interest rate increased from 3.74% to 5.57% for the same periods. For the nine months ended September 30, the average outstanding note receivable balance increased from $9,334 in 2004 to $32,564 in 2005, while the average interest rate also increased from 3.57% to 5.23% for the same periods. (See “Hotel Ownership Segment” above for further discussion of Interest Expense).
GENERAL CORPORATE INCOME AND EXPENSES
The following describes those income and expense items that are not specifically allocated to either of the Company’s reporting segments:
General and Administrative – For the three months ended September 30, general and administrative expense increased $136 from $2,127 in 2004 to $2,263 in 2005. For the nine months ended September 30, general and administrative expense increased $876 from $5,266 in 2004 to $6,142 in 2005. These increases are primarily attributable to an increase in payroll costs.
Interest and Other Income – For the three months ended September 30, interest and other income increased $16 from $73 in 2004 to $89 in 2005. For the nine months ended September 30, 2005 interest and other income increased $9 from $213 in 2004 to $222 in 2005.

Income (Loss) Allocation to Minority Interest in Partnership – Income (loss) allocation to minority interest in the Partnership for the three months and the nine months ended September 30, 2005 decreased versus the comparable periods of 2004. The change is consistent with the decrease in net income available to common shareholders for the period and a decrease in minority interest ownership percentage in the Partnership from 4.69% as of September 30, 2004 to 4.67% as of September 30, 2005.
Discontinued Operations – The Company sold the Hilton Head, South Carolina Hampton Inn in May 2005 for $4.4 million in cash, net of closing costs. The Company recorded a gain of $470 related to the sale of the Hilton Head Hampton Inn. The Company sold two hotels during January 2005. The Chester, Virginia Comfort Inn was sold for $5.2 million in cash, net of closing costs. The Greenville, South Carolina Comfort Inn was sold for $1.9 million, net of closing costs, of which the Company received approximately $0.5 million in cash proceeds and a note receivable for approximately $1.4 million. The Company recorded a loss of $33 related to the sale of the Chester Comfort Inn, and a loss of $54 related to the sale of the Greenville Comfort Inn. These losses were in addition to the estimated impairment losses taken in 2004 and 2003, relating to the Greenville Comfort Inn. The Greenville Comfort Inn was originally classified as held for sale in the third quarter of 2003. The Company sold the Wilmington, North Carolina Hampton Inn in February 2004 and sold the Las Vegas, Nevada Hampton Inn in June 2004 for an aggregate gain of $16. The operating results of the five properties are shown as discontinued operations in the respective periods (See Note 9 to Consolidated Financial Statements).
Liquidity and Capital Resources
Operating
The Company finances its operations from operating cash flow, which is principally derived from the operations of its hotels. For the nine months ended September 30, 2005 and 2004, cash flow provided by operating activities was $36,243 and $29,558, respectively. An increase in non-cash expenses, including depreciation, amortization, and deferred taxes, contributed to $3,064 of the increase. The remaining increase is primarily due to the timing of payments and receipts of cash from operating activities during the respective periods.
Investing
The Company’s net cash used in investing activities for the nine months ended September 30, 2005 totaled $36,290. Gross capital expenditures for the Company totaled $46.4 million. This included approximately $16.3 million and $2.4 million, net of cash acquired, for the acquisition of the Hampton Inn & Suites Baltimore Inner Harbor in Maryland and for the Company’s equity investment in the joint venture that owns the Stanley Hotel in Estes Park, Colorado, respectively. This also included $11.2 million for hotel related capital expenditures, $0.6 million for the completion of the Chapel Hill, North Carolina Courtyard by Marriott hotel, approximately $11.0 million for capital expenditures for the Courtyard by Marriott hotel being constructed in Kansas City, Missouri and approximately $4.1 million for land and other costs related to the Homewood Suites hotel to be constructed in Princeton, New Jersey. The Princeton hotel is expected to open in the first quarter of 2007. The Kansas City hotel is expected to open in June 2006. During the remainder of 2005, the Company plans to spend approximately $4.8 million (for a total of approximately $16 million for 2005) to renovate certain wholly owned and consolidated joint venture hotels. These expected total capital expenditures for 2005 exceed by approximately $9.9 million, the 5% of room revenues for its hotels (7% of room revenues and food and beverage revenues for one of its full-service hotels) which the Company is required to spend under its percentage leases for periodic capital improvements and the refurbishment and replacement of furniture, fixtures and equipment. The Company plans to fund these capital expenditures from operating cash flow, and possibly from borrowings under the GE Line, sources that are expected to be adequate to fund such capital requirements. These capital expenditures are in addition to amounts spent on normal repairs and maintenance which have approximated 5.84% and 5.74% of room revenues for the nine months ended September 30, 2005 and 2004, respectively.
In January 2005, the Chester Comfort Inn was sold for $5.2 million in cash, net of closing costs. The Greenville Comfort Inn was sold for $1.9 million, net of closing costs of which the Company received approximately $0.5 million in cash proceeds and a note receivable for approximately $1.4 million. The note requires monthly fixed principal payments of $6 over five years (at which time the balance of the note is due) and bears interest at a rate of prime (6.25% at September 30, 2005) plus 1.5%. In May 2005, the Hilton Head Hampton Inn was sold for $4.4 million in cash, net of closing costs. Periodically, the Company considers the sale of certain other hotels that the Company believes appropriate to sell and if sold, would use the net sale proceeds for general corporate purposes.

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
In July 2005, the Company formed a joint venture with DeHoff Development Company to build a 121-room Hilton Garden Inn at Gateway Corporate Park, adjacent to the Akron-Canton Airport in Green, Ohio, for approximately $12.0 million. The total equity investment in the joint venture is expected to be approximately $4.6 million. The Company plans to contribute $1.0 million in common equity, and another $2.2 million in preferred equity, while DeHoff plans to contribute $1.4 million in common equity to the project. The joint venture anticipates funding approximately $7.4 million of the project’s estimated all-in cost with a first mortgage.
In July 2005, the Company closed on the purchase of 4.5 acres of land within the Forrestal Center of Princeton University for $2.9 million and plans to build a 142-room Homewood Suites hotel for an estimated all-in cost of approximately $19.6 million. The Company anticipates funding about $12.0 million of the project’s cost through a first mortgage loan with the remainder to be funded with funds available under the Company’s credit facilities.
In August 2005, the Company closed on a $2.0 million participation in a $20 million senior bridge interest only loan that bears interest at a fixed rate of 11% for two years to finance a 95-unit condo hotel conversion project in Miami, Florida. Canyon Capital Realty Advisors LLC funded the remaining $18 million. The loan is collateralized by the property.
In September 2005, the Company acquired the 116-room Hampton Inn & Suites Baltimore Inner Harbor for $16.3 million from a private investment group. In 2002, the Company co-funded equally with Hall Financial Group a $3.5 million mezzanine loan to help finance and renovate the historic building. Upon acquiring the hotel, the Company’s loan was paid off, which resulted in a lump sum payment of approximately $5.3 million, including $3.3 million of principal and $2.0 million in accrued interest and disposition fees. The Company’s portion of the $5.3 million totaled $2.8 million.
During 2005, the Company entered into a joint venture, New Stanley Associates, L.L.L.P. (“Stanley Associates”), with Stanley Holdings, LLC to acquire the Stanley Hotel in Estes Park, Colorado. The Company contributed $3.0 million of the total $5.0 million equity investment in the joint venture. The joint venture acquired the Stanley Hotel for $18 million on September 5, 2005 and simultaneously closed on a $13.0 million first mortgage loan to finance the acquisition.
In October 2005, the Company purchased from an affiliate of Credit Suisse First Boston a $14.0 million portfolio of four senior participation interests in certain mezzanine loans; Lehman Brothers holds the related junior participation interests. The underlying three year mezzanine loans with, two one-year extensions, bear interest at a rate equal to 30-day LIBOR plus 4.5% and are individually collateralized by equity interests in affiliates of Walton Street Capital, which entities own an aggregate of four Marriott Renaissance hotels, located in Los Angeles, CA (499 rooms), St. Petersburg, FL (360 rooms), Austin, TX (478 rooms), and Chicago, IL (553 rooms). Each individual mezzanine loan is subordinate to a first mortgage loan secured by the hotels. The loans are not cross-collateralized or cross-defaulted.
In October 2005, the Company acquired six hotels with an aggregate of 698 rooms for $46.0 million. The properties consist of one Courtyard by Marriott hotel and five Towneplace Suites hotels. Five of these properties are located in Texas—one in Austin, one in College Station, one in Clearlake and two in Houston—and one is located in Birmingham, Ala.
The Company is continually looking for acquisition or development opportunities to either wholly own additional hotels or to own additional interests in hotels through joint ventures, as well as opportunities to invest in or provide hotel loans. Under the terms of some of its joint ventures, the Company has provided property development and purchasing services and will continue to provide ongoing asset management services for additional fees. The Company also receives cash distributions of the joint venture’s operating profits, if any, on a quarterly basis.

Financing
The Company’s net cash provided by financing activities during the nine months ended September 30, 2005 totaled $11,947. Under federal income tax law provisions applicable to REITs, the Company is required to distribute at least 90% of its taxable income to maintain its tax status as a REIT. During the nine months ended September 30, 2005, the Company paid distributions of $11,913 to its common shareholders ($0.45 per share) and $5,520 to its Series B preferred shareholders ($1.50 per share). The Company also paid distributions of $583 to limited partnership unit holders in the Partnership and $763 to minority equity holders in consolidated joint ventures. The Company intends to monitor its dividend policy closely and to act accordingly as results of operations dictate. The Company also intends to fund cash distributions to shareholders out of cash flow from operating activities. The Company may incur indebtedness to meet its dividend policy or distribution requirements imposed on the Company under the Internal Revenue Code (including the requirement that a REIT distribute to its shareholders annually at least 90% of its taxable income) to the extent that available cash flow from the Company’s investments are insufficient to make such distributions.
On March 11, 2005, the Company, through its wholly owned subsidiary, Winston SPE II, LLC (“SPE II”) entered into the GE Line. The Company subsequently borrowed $77.5 million under the GE Line on March 14, 2005 and used these funds to pay off all outstanding debt under the Company’s $125 million line of credit (the “Wachovia Line”), terminating the Wachovia Line. At September 30, the GE Line provided for revolving loan commitments and letters of credit up to $155 million. The GE Line bears interest at rates from 30-day to 180-day LIBOR (30-day LIBOR and 180-day LIBOR equaled 3.86% and 4.23%, respectively, at September 30, 2005) plus 1.75% to 2.50%, based on the ratio of the underwritten net operating income of the hotels that collateralize the GE Line to the outstanding principal balance of the GE Line. An unused fee of up to 0.25% is also payable quarterly on the unused portion of the GE Line. At September 30, 2005, the GE Line was collateralized by 23 of the Company’s hotels. See below and Note 11 to the Consolidated Financial Statements for details on the expansion of the GE Line subsequent to September, 30, 2005.
On September 5, 2005, the Company, through Stanley Associates entered into a $13.0 million first mortgage loan to finance the acquisition of the Stanley Hotel. The mortgage loan bears a fixed rate of interest at 6.19% and requires monthly payments of $85 until August 11, 2010, at which time the entire outstanding balance is due.
In October 2004, the Company’s wholly owned subsidiary, Winston Finance Partners LLC (“Winston Finance”), entered into a $50 million master repurchase agreement with Marathon. Under the agreement, Winston Finance will sell assets to Marathon and agree to repurchase those assets on a date certain. The Company typically will pay interest to Marathon at LIBOR plus 4.5% for loans made by the Company to acquire existing hotels, and LIBOR plus 5.5%, plus one percent of the total loan amount as an origination fee, for loans made by the Company to develop new hotels or redevelop existing hotels. Marathon gets a security interest in each asset subject to the facility. In September 2005, the Company financed three of its existing mezzanine loans and borrowed $7.9 million under this repurchase agreement. In October 2005, the Company financed another one of its existing mezzanine loans and borrowed an additional $0.7 million and extended the repurchase agreement for another year.
In October 2005, the Company’s wholly owned subsidiary, Winston Finance, entered into a $4.8 million loan facility with Marathon. Borrowings under the loan facility bear interest at a rate of 30-day LIBOR plus 2.25%. The facility is collateralized by two existing mezzanine loans with an aggregate carrying value of $8.0 million.
In October 2005, the Company purchased from an affiliate of Credit Suisse First Boston a $14.0 million portfolio of four senior participation interests in certain mezzanine loans. The underlying three year mezzanine loans, with two one-year extensions, bear interest at a rate equal to 30-day LIBOR plus 4.5% and are individually collateralized by equity interests in affiliates of Walton Street Capital, which entities own an aggregate of four Marriott Renaissance hotels, located in Los Angeles, CA (499 rooms), St. Petersburg, FL (360 rooms), Austin, TX (478 rooms), and Chicago, IL (553 rooms). Each individual mezzanine loan is subordinate to a first mortgage loan secured by the hotels. The loans are not cross-collateralized or cross-defaulted. The Company simultaneously closed an $8.4 million credit facility with Marathon to finance the acquisition of the portfolio of participation interests. Borrowings under the facility bear interest at a rate of 30-day LIBOR plus 2.25%.
In October 2005, the Company acquired six hotels with an aggregate of 698 rooms for $46.0 million. The Company simultaneously closed on an increase in the GE Line of $60 million to finance the acquisition. The maximum potential availability under the GE Line is now $215 million. The expansion reset the 5 year term and availability is now calculated each quarter on a trailing twelve-month basis based primarily upon the underwritten net operating income of the hotels that collateralize the GE Line divided by 12.5%, versus 13% prior to the expansion. The six hotels also were added as collateral to support outstanding balances under the GE Line.
The table in “Item 3 — Quantitative and Qualitative Disclosures About Market Risk” presents the maturities of the Company’s fixed and variable interest rate debt. At September 30, 2005, 37 of the Company’s wholly owned hotels have been pledged as collateral for the Company’s debt securities, 23 against the outstanding balance under the GE Line and 14 against the outstanding balance under the GE Capital corporate fixed-rate loan.
The Company intends to continue to seek additional hotel loan opportunities and to acquire and develop additional hotel properties that meet its investment criteria and is continually evaluating such opportunities. It is expected that future hotel loans and hotel acquisitions would be financed, in whole or in part, from additional follow-on common and preferred stock offerings, from borrowings under the GE Line and the Marathon master repurchase agreement, through joint ventures, from the net sale proceeds of hotel properties and/or from the issuance of other debt or equity securities. There can be no assurance that the Company will make any further hotel loans or any investment in additional hotel properties, or that any hotel development will be undertaken, or if commenced, that it will be completed on schedule or on budget. Further, there can be no assurances that the Company will be able to obtain any additional financing or that if it does it will be on terms and conditions favorable to the Company.
Off-Balance Sheet Arrangements
The Company’s off-balance sheet arrangements consist primarily of its ownership interest in its joint venture with Charlesbank Capital Partners, LLC (“Charlesbank”). For a further discussion of this joint venture, and its effect on the Company’s financial condition, results of operations and cash flow, see Note 8 to the Consolidated Financial Statements.
Contractual Obligations and Commercial Commitments
During the normal course of business, the Company enters into acquisition agreements for the purchase and sale of hotels. These agreements are subject to customary conditions and due diligence. There were no significant changes, outside the normal course of business, in the contractual obligations and commercial commitments disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, except for changes in the line of credit, master repurchase agreement, new joint venture debt and other new facilities as explained above and in Notes 5 and 11 to the Consolidated Financial Statements.
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
Accounting for Long-Lived Assets
General. The Company evaluates the potential impairment of its individual long-lived assets, principally its wholly-owned hotel properties and the hotel properties in which it owns an interest through consolidated joint ventures in accordance with FASB No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”, (“FAS 144”). The Company records an impairment charge when it believes an investment in hotels has been impaired, such that the Company’s estimate of future undiscounted cash flows, together with its estimate of an anticipated liquidation amount, would not recover the then current carrying value of the investment in the hotel property, or when the Company classifies a property as “held for sale” and the carrying value exceeds fair market value. The Company considers many factors and makes certain subjective assumptions when making this assessment, including but not limited to, general market and economic conditions, operating results over the past several years, the performance of similar properties in the same market and expected future operating results based on a variety of assumptions. Changes in market conditions or poor operating results of underlying investments could adversely impact the Company’s assumptions regarding future undiscounted cash flows and estimated liquidation amounts therefore requiring an immediate material impairment charge. Further, the Company currently owns certain hotels for which the carrying value exceeds current market value. Other than the impairment charge discussed below, the Company does not believe an impairment charge for these hotels is appropriate at this time since the Company’s forecast of future undiscounted cash flows, including an anticipated liquidation amount, exceeds the current carrying value. Should the Company approve a plan to sell any of the hotels for which the carrying value exceeds fair market value, an impairment charge would be required at that time. If our board of directors determines to sell hotels for which the carrying value exceeds fair market value, the aggregate impairment charge could be material.
Impairment on Possible Dispositions. During the third quarter of 2005, management began evaluating the potential sale of certain hotels. The Company prepared its impairment analysis as of September 30, 2005 based on facts and circumstances existing on that date. Accordingly, the Company factored in the prospect of selling properties in the near term. As a result of this analysis, which was prepared on a probability-weighted, estimated undiscounted future cash flow basis, an impairment was triggered under a held for use model for two hotels. In accordance with FAS 144, the Company recorded a $13.0 million non-cash impairment charge in the third quarter relating to the two hotels. The non-cash impairment charge represents an adjustment to reduce the carrying value of the two hotels to the estimated sales prices, net of estimated costs to sell. The Company’s estimated sales price is based on fair market value quotes received from independent brokers. Should the Company complete a sale of these hotels, there can be no assurance that the net proceeds from sale will equal the Company’s carrying value, in which case an additional impairment charge may be necessary at that time.
Fourth Quarter Change in Reclassification. On November 4, 2005, the Company’s Board of Directors adopted a formal plan to sell the two hotels, for which impairment charges were taken during the third quarter. Accordingly, both of these hotels will be reclassified as “assets held for sale” in the fourth quarter on the Company’s consolidated balance sheet. Beginning November 4, 2005, the operations for both of these properties will be reported as discontinued operations.
Accounting for Joint Ventures
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
Franchise Agreements
The Company’s franchisors periodically inspect the Company’s hotels to ensure that they meet certain brand standards primarily pertaining to the condition of the property and its guest service scores. In connection with these routine reviews, prior to December 31, 2004, the Company received various default notices which have been cured. During the nine months ended September 30, 2005, the Company received default notices from four franchisors for five additional hotels because of product improvement issues and low guest service scores. One hotel received an acceptable rating during an October 2005 reinspection. One of the defaults is the second in a row for the hotel and therefore it must maintain a passing rating for the next two years. If the hotel receives a third default during this time, the franchisor may choose to terminate the franchise agreement. In October 2005, the Company received a sixth default notice for service issues at another hotel. The Company is currently in the process of curing these deficiencies to comply with the respective franchisor’s standards, and although the Company expects to receive an acceptable rating for each of these hotels, it can provide no assurance that an acceptable rating will be received for such hotels. The failure by the Company to cure defaults at multiple properties and the subsequent terminations of franchise agreements by its franchisors could have a material adverse effect on the Company’s financial statements and/or results of operations.
As of September 30, 2005, 50 of the Company’s 51 hotels were operated under franchise licenses. Of the 50 hotels’ franchise licenses, including seven joint venture hotels, three expire in 2007, four expire in 2008, three expire in 2009, two expire in 2010, two expire in 2011, two expire in 2012, four expire in 2013, one expires in 2014, one expires in 2015, two expire in 2016, 11 expire in 2017, five expire in 2018, one expires in 2020, three expire in 2022, two expire in 2023, three expire in 2024 and one expires in 2025. The franchise agreements provide for termination at the franchisor’s option upon the occurrence of certain events, including the Company’s failure to pay royalties and fees or perform its other covenants under the franchise agreement, bankruptcy, abandonment of the franchise, commission of a felony, assignment of the franchise without the consent of the franchisor, or failure to comply with applicable law or maintain applicable standards in the operation and condition of the relevant hotel. The franchise agreements will not renew automatically upon expiration.
The Company has recently received written notification from two franchisors that the franchise license agreements for two of its hotels, which expire in November 2007 and January 2008, respectively, will not be renewed. On November 4, 2005, the Company’s Board of Directors adopted a formal plan to sell one of the hotels for which the franchise will not be renewed and an impairment charge was taken during the third quarter. Regarding the other hotel the Company may decide to change the brand of the hotel prior to the expiration date. This situation is not expected to have a material impact on the Company’s results of operations in the future. There can be no assurance that other licenses will be renewed upon the expiration thereof. Such future non-renewals could have a material adverse effect on the Company.
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
Funds From Operations (“FFO”)
The Company reports FFO in accordance with the definition of the National Association of Real Estate Investment Trusts (“NAREIT”). NAREIT defines FFO as net income (loss) (determined in accordance with generally accepted accounting principles, or “GAAP”), excluding gains (losses) from sales of property, plus depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures (which are calculated to reflect FFO on the same basis). The Company further subtracts preferred stock dividends and loss on redemption of Series A preferred stock from FFO to calculate FFO available to common shareholders. FFO available to common shareholders is a performance measure used by the Company in its budgeting and forecasting models; it is discussed during Board meetings, and is considered when making decisions regarding acquisitions, sales of properties and other investments, and as a metric used in determining executive compensation. Actual results are compared to budget and forecast on a monthly basis. The calculation of FFO and FFO available to common shareholders may vary from entity to entity, and as such, the presentation of FFO and FFO available to common shareholders by the Company may not be comparable to other similarly titled measures of other reporting companies. FFO and FFO available to common shareholders are not intended to represent cash flows for the period. FFO and FFO available to common shareholders have not been presented as an alternative to net income, and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP.
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

WINSTON HOTELS, INC.
RECONCILIATION AND CALCULATION OF FFO AND
FFO AVAILABLE TO COMMON SHAREHOLDERS
(in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2005	2004	2005	2004

Net income (loss)	$(6,908)	$4,903	$1,846	$14,181
Gain on sale of discontinued operations	(2)	—	(383)	(16)
Minority interest in Partnership allocation of income (loss)	(430)	146	(192)	318
Minority interest in Partnership allocation of gain on sale of discontinued operations	—	—	17	1
Minority interest in Partnership allocation of income (loss) from discontinued operations	(2)	5	(8)	26
Depreciation	4,624	4,201	13,430	12,355
Depreciation from discontinued operations	—	158	123	646
Depreciation from joint ventures	280	103	660	411

FFO	(2,438)	9,516	15,493	27,922

Loss on redemption of Series A preferred stock	—	—	—	(1,720)
Preferred stock dividend	(1,840)	(1,840)	(5,520)	(5,475)

FFO Available to Common Shareholders	$(4,278)	$7,676	$9,973	$20,727

For 2005, FFO available to common shareholders includes a non-cash impairment charge of $13.0 million. Excluding this impairment charge, FFO available to common shareholders would have been $8.7 million and $23.0 million for the three and nine months ended September 30, 2005, respectively.
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

Item 3 — Quantitative and Qualitative Disclosures About Market Risk
                  ($ in thousands)
As of September 30, 2005, the Company’s primary market risk exposure is to changes in interest rates on its GE Line and other debt. The Company’s interest rate risk objectives are to limit the impact of interest rate fluctuations on earnings and cash flows and to lower its overall borrowing costs. To achieve these objectives, the Company manages its exposure to fluctuations in market interest rates for a portion of its borrowings through the use of fixed rate debt instruments to the extent that reasonably favorable rates are obtainable with such arrangements. The Company may enter into derivative financial instruments such as interest rate swaps or caps and treasury options or locks to mitigate its interest rate risk on a related financial instrument or to effectively lock the interest rate on a portion of its variable rate debt. As required by the GE Line, on March 14, 2005, the Company, through SPE II, entered into an interest rate cap agreement to eliminate the exposure to increases in 30-day LIBOR (30-day LIBOR was 3.86% at September 30, 2005) over 6.42% on principal balances up to $155 million outstanding. The interest rate cap agreement terminates on October 2, 2006. As required by the extension of the GE Line, on September 30, 2005, the Company, through SPE II, entered into another interest rate cap agreement to eliminate the exposure to increases in 30-day LIBOR (30-day LIBOR was 3.86% at September 30, 2005) over 6.14% on principal balances up to $215 million outstanding. This interest rate cap agreement terminates on January 1, 2007. The Company does not enter into derivative or interest rate transactions for speculative purposes. The Company regularly reviews interest rate exposure on its outstanding borrowings in an effort to minimize the risk of interest rate fluctuations.
The definitive extent of the Company’s interest rate risk under the GE Line and other variable-rate debt is not quantifiable or predictable because of the variability of future interest rates and business financing requirements. If interest rates increased by 100 basis points, the Company’s interest expense for the three months ended September 30, 2005 would have increased by approximately $246, based on the weighted-average amount of variable rate debt outstanding and exposed to fluctuations in the market rate of interest. The following table provides information at September 30, 2005 about the Company’s interest rate risk-sensitive instruments. The table presents principal cash flow and weighted-average interest rates by expected maturity dates for the fixed and variable rate debt. The table also includes estimates of the fair value of the Company’s interest rate risk-sensitive instruments based on quoted market prices for these or similar issues.

	2005		2006		2007		2008		2009		Thereafter		Total		Fair Value

Variable rate — GE line:	$93,500		$—		$—		$—		$—		$—		$93,500		$93,500
Average interest rate	(a	)	(a	)	(a	)	(a	)	(a	)	(a	)	(a	)

Variable rate — Marathon master repurchase agreement:	$7,894		$—		$—		$—		$—		$—		$7,894		$7,894
Average interest rate	(b	)	(b	)	(b	)	(b	)	(b	)	(b	)	(b	)

Mortgage loans:
Fixed rate — GECC	$409		$1,715		$1,846		$58,396		$—		$—		$62,366		$62,575
Average interest rate	7.38%		7.38%		7.38%		7.38%		7.38%		7.38%		7.38%

Variable rate — Evanston, IL Hilton Garden Inn	$64		$262		$281		$300		$321		$10,181		$11,409		$11,409
Average interest rate	(c	)	(c	)	(c	)	(c	)	(c	)	(c	)	(c	)

Consolidated joint venture loans:

Fixed rate — The Stanley Hotel	$35		$218		$232		$245		$263		$11,973		$12,966		$12,673
Average interest rate	6.19%		6.19%		6.19%		6.19%		6.19%		6.19%		6.19%

Fixed rate — Chapel Hill, NC Courtyard by Marriott	$51		$213		$229		$247		$267		$7,951		$8,958		$9,027
Average interest rate	7.51%		7.51%		7.51%		7.51%		7.51%		7.51%		7.51%

Variable rate — Ponte Vedra, FL Hampton Inn	$21		$92		$100		$109		$119		$4,331		$4,772		$4,772
Average interest rate	(c	)	(c	)	(c	)	(c	)	(c	)	(c	)	(c	)

(a)	Weighted average interest rate for the nine months ended September 30, 2005 was 5.23%. Rate is 30-day to 180-day LIBOR plus 1.75% to 2.50%, (30-day and 180-day LIBOR were 3.86% and 4.23%, respectively, at September 30, 2005) (see Note 5 to the Consolidated Financial Statements).

(b)	Rate is 30-day LIBOR plus 4.5% or 5.5%, (30-day LIBOR was 3.86%, at September 30, 2005) (see Note 5 to the Consolidated Financial Statements).

(c)	Weighted average interest rate for the nine months ended September 30, 2005 was 6.86% (30-day LIBOR plus 3.0%).

Item 4 — Controls and Procedures
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
Changes in Internal Control Over Financial Reporting
There has been no change in the Company’s internal control over financial reporting during the quarter ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
Item 6 — Exhibits

Exhibit Number	Description

3.1	Restated Articles of Incorporation, as amended (Incorporated by reference to (i) Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on August 4, 1999, (ii) Exhibit 4.4(b) to the Company’s Registration Statement on Form 8-A as filed with the Securities and Exchange Commission on January 30, 2004 and (iii) Exhibit 3.1(b) to the Company’s Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on August 5, 2005).

3.2	Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 19, 2001).

4.1	Specimen certificate for Common Stock (Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-11 as filed with the Securities and Exchange Commission (Registration No. 33-76602) effective May 25, 1994).

4.2	Specimen certificate for 8.00% Series B Cumulative Preferred Stock (Incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form 8-A as filed with the Securities and Exchange Commission on January 30, 2004).

4.3	Form of Articles of Amendment to the Restated Articles of Incorporation Establishing and Fixing the Rights and Preferences of the 8.00% Series B Cumulative Preferred Stock (Incorporated by reference to Exhibit 4.4(b) to the Company’s Registration Statement on Form 8-A as filed with the Securities and Exchange Commission on January 30, 2004).

31.1	Certification of Principal Executive Officer of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

31.2	Certification of Principal Financial Officer of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

32.1	Certification of Robert W. Winston, III, Chief Executive Officer of Winston Hotels, Inc., pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and dated November 9, 2005

32.2	Certification of Joseph V. Green, Chief Financial Officer of Winston Hotels, Inc., pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and dated November 9, 2005

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WINSTON HOTELS, INC.

Date November 9, 2005	/s/ Joseph V. Green

Joseph V. Green
President and Chief Financial Officer
(Authorized officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit Number	Description

3.1	Restated Articles of Incorporation, as amended (Incorporated by reference to (i) Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on August 4, 1999, (ii) Exhibit 4.4(b) to the Company’s Registration Statement on Form 8-A as filed with the Securities and Exchange Commission on January 30, 2004 and (iii) Exhibit 3.1(b) to the Company’s Quarterly Report on Form 10-Q as filed with the Securities and Exchange Commission on August 5, 2005).

3.2	Amended and Restated Bylaws (Incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K as filed with the Securities and Exchange Commission on March 19, 2001).

4.1	Specimen certificate for Common Stock (Incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-11 as filed with the Securities and Exchange Commission (Registration No. 33-76602) effective May 25, 1994).

4.2	Specimen certificate for 8.00% Series B Cumulative Preferred Stock (Incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form 8-A as filed with the Securities and Exchange Commission on January 30, 2004).

4.3	Form of Articles of Amendment to the Restated Articles of Incorporation Establishing and Fixing the Rights and Preferences of the 8.00% Series B Cumulative Preferred Stock (Incorporated by reference to Exhibit 4.4(b) to the Company’s Registration Statement on Form 8-A as filed with the Securities and Exchange Commission on January 30, 2004).

31.1	Certification of Principal Executive Officer of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

31.2	Certification of Principal Financial Officer of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a)

32.1	Certification of Robert W. Winston, III, Chief Executive Officer of Winston Hotels, Inc., pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and dated November 9, 2005

32.2	Certification of Joseph V. Green, Chief Financial Officer of Winston Hotels, Inc., pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and dated November 9, 2005