Form 10-K
period 2005-12-31
WINSTON HOTELS INC
filed 2006-03-14
CIK 920605

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)

☑	Annual Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934
For The Fiscal Year Ended December 31, 2005
or

☐	Transition Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934
For The Transition Period From      To
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
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment of this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.
Large accelerated filer ☐ Accelerated filer ☑ Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the registrant’s Common Stock, $0.01 par value per share, at June 30, 2005, held by those persons deemed by the registrant to be non-affiliates was approximately $281,444,195. As of March 1, 2006, there were 26,794,490 shares of the registrant’s Common Stock, $0.01 par value per share, outstanding.
Documents Incorporated By Reference
Portions of the proxy statement for the May 5, 2006 Annual Meeting of Shareholders are incorporated into Part III of this Form 10-K.
As permitted by New York Stock Exchange rules, this Form 10-K is being distributed to shareholders in lieu of a separate annual report. The Form 10-K with exhibits has been filed with the Securities and Exchange Commission. One copy of any exhibits, which have been omitted from this Form 10-K, will be furnished without fee upon written request of a security holder of Winston Hotels, Inc. directed to the Secretary of the Company at the address provided under “ Available Information” on page 10 of this form 10-K.

TABLE OF CONTENTS
SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS

PART I.
Item 1.	BUSINESS

Item 1A.	RISK FACTORS

Item 1B.	UNRESOLVED STAFF COMMENTS

Item 2.	PROPERTIES

Item 3.	LEGAL PROCEEDINGS

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

PART II.
Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Item 6.	SELECTED FINANCIAL DATA

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Item 9A.	CONTROLS AND PROCEDURES

Item 9B.	OTHER INFORMATION

PART III.
Item 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Item 11.	EXECUTIVE COMPENSATION

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

PART IV.
Item 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

SIGNATURES

SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS
Certain matters discussed throughout this Form and documents incorporated herein by reference that are not historical facts are forward-looking and accordingly, involve estimates, projections, goals, forecasts, assumptions, and are subject to risks and uncertainties that could cause actual operating results to differ materially from those expressed or implied in the forward looking statements. Any forward-looking statement is based on information current as of the date of this report and speaks only as of the date on which such statement is made and Winston Hotels, Inc. does not undertake any obligations to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made.
When we use the words “guidance,” “project,” “target,” “may,” “will,” “expect,” “anticipate,” “estimate,” “believes,” “continue,” “will likely result,” “should,” “intend,” or similar expressions, we intend to identify forward-looking statements. You should not place undue reliance on these forward-looking statements. These forward-looking statements include information about possible or assumed future results of our business, financial condition, liquidity, results of operations, plans, and objectives. Examples of factors that you should consider with respect to any forward-looking statements made throughout this document include, but are not limited to, the following:
•	lower than expected revenue per available room, occupancy, average daily rates, and gross operating margins,

•	impact on our hotels and the markets in which we operate from terrorist attacks and natural disasters,

•	changes in general economic conditions, which affect the travel industry,

•	the degree and nature of our direct competition,

•	properties held for sale will not sell,

•	franchise licenses will not be renewed,

•	financing risks including the inability to obtain financing on favorable terms, if at all,

•	development risks including the risks of construction delays and cost overruns, non-issuance or delay of issuance of governmental permits, zoning restrictions,

•	the increase of development costs in connection with projects that are not pursued to completion,

•	non-payment of hotel loans made to third parties,

•	the failure to make additional hotel loans and investments in non-distressed and distressed hotel assets, and

•	the failure to attract joint venture opportunities.
Many but not all risk factors that may impact actual results are discussed in PART I, Item 1A “Risk Factors” which you should carefully read. All such factors are difficult to predict, contain uncertainties that may materially affect actual results and may be beyond the control of Winston Hotels, Inc. New factors emerge from time to time, and it is not possible for management to predict all such factors, nor can it assess the effect of such factors on Winston Hotels, Inc.

PART I.

($ in thousands, except per share amounts)
Item 1. BUSINESS.
GENERAL
Winston Hotels, Inc. (the “Company”), headquartered in Raleigh, North Carolina, owns and develops hotel properties directly and through joint ventures, provides and acquires hotel loans, and provides hotel development and asset management services. The Company conducts substantially all of its operations through its operating partnership, WINN Limited Partnership (the “Partnership”). As of December 31, 2005, the Company’s ownership interest in the Partnership was 95.33%. The Company and the Partnership (together with the Partnership’s wholly owned subsidiaries) are collectively referred to as the “Company.”
The Company operates so as to qualify as a real estate investment trust (“REIT”) for federal income tax purposes. The Company has elected to be taxed as a REIT under Sections 856-860 of the Internal Revenue Code (“IRC”) of 1986, as amended, effective for each year since the year ended December 31, 1994. The Company believes that it qualifies for taxation as a REIT, and with certain exceptions, the Company will not be subject to tax at the corporate level on its taxable income that is distributed to the shareholders of the Company. A REIT is subject to a number of organizational and operational requirements, including a requirement that it currently distribute at least 90% of its annual taxable income to its shareholders. Failure to qualify as a REIT would subject the Company to federal income tax (including any applicable minimum tax) on its taxable income at regular corporate rates and distributions to its shareholders in any such year would not be deductible by the Company.
Due to the current magnitude of the Company’s hotel financing operations, and the Company’s expectation to continue to grow this business, in 2005 the Company began to analyze the hotel financing operations of its business separately from its hotel ownership operations. Therefore, the Company presently operates in two business segments within the lodging industry: Hotel Ownership and Hotel Financing. Hotel Ownership refers to owning hotels directly or through joint ventures and includes our development activities. Hotel Financing refers to owning hotel-related loans through origination or acquisition. The Hotel Ownership segment and Hotel Financing segment revenues for the year ended December 31, 2005, were $151.0 million and $6.6 million, respectively. The Hotel Ownership segment and Hotel Financing segment assets as of December 31, 2005, were $488.5 million and $39.2 million, respectively.
The Hotel Ownership segment’s primary source of revenue is room revenue generated from hotels the Company either wholly owns or owns an interest in through joint ventures. The Hotel Ownership segment also generates revenue through food and beverage, telephone, parking, and other incidental sales at its hotels. The Hotel Financing segment generates interest income from hotel loans that it originates or acquires. See Note 17 to the Consolidated Financial Statements in Item 15 of PART IV (“the Consolidated Financial Statements”) and Item 7 of PART II for further information on our segments.
SIGNIFICANT DEVELOPMENTS
Hotel Ownership
Dispositions
•	In September 2005, the Company recorded a $12.4 million (net of allocation to minority interest) non-cash impairment charge relating to two hotels. On November 4, 2005, the Company’s Board of Directors adopted a formal plan to sell the two hotels. The Company is currently marketing both hotels for sale.

•	In May 2005, the Company sold the Hilton Head, South Carolina Hampton Inn for $4.4 million in cash, net of closing costs.

•	In January 2005, the Company sold the Chester, Virginia Comfort Inn for $5.2 million, net of closing costs and the Greenville, South Carolina Comfort Inn for $1.9 million, net of closing costs.

•	The Company sold the Wilmington, North Carolina Hampton Inn in February 2004 and sold the Las Vegas, Nevada Hampton Inn in June 2004 for an aggregate gain of $16.
See Note 5 to the Consolidated Financial Statements for further information on the dispositions and discontinued operations.

Acquisitions, Development Projects and Joint Ventures
•	In December 2005, the Company closed on the purchase of land in the Mayfaire Town Center development in Wilmington, N.C. for $1.4 million and is building a 119-room Hilton Garden Inn.

•	In October 2005, the Company acquired six hotels with an aggregate of 698 rooms for $46.9 million.

•	In August 2005, the Company invested $3.0 million in a joint venture with Stanley Holdings, LLC to acquire a 60% ownership interest in the 138-room Stanley Hotel in Estes Park, Colorado.

•	In September 2005, the Company acquired the 116-room Hampton Inn & Suites Baltimore Inner Harbor in Maryland for $16.3 million.

•	In July 2005, the Company formed a joint venture with DeHoff Development Company (“DeHoff”), a diversified real estate owner and developer. The joint venture is building a 121-room Hilton Garden Inn at Gateway Corporate Park, adjacent to the Akron-Canton Airport in Green, Ohio, for approximately $12.0 million.

•	In July 2005, the Company closed on the purchase of 4.5 acres of land in the Forrestal Center of Princeton University for $2.9 million and is building a 142-room Homewood Suites hotel for an estimated all-in cost of approximately $19.6 million.

•	In December 2004, the Company formed a new joint venture, Winston Kansas City, LP with U.S. Bancorp Community Development Corporation to acquire a historic residential building in Kansas City, MO and to convert the building to a 123-room Courtyard by Marriott hotel. The hotel is scheduled to open during the second quarter of 2006.

•	In December 2004, the Company acquired the 135-room Courtyard by Marriott in Roanoke, Virginia.

•	In March 2004, the Company purchased the remaining equity interests in the Hilton Garden Inns in Evanston, Illinois and Windsor, Connecticut.

•	During 2003, the Company entered into a joint venture, Chapel Hill Hotel Associates, LLC (“Chapel Hill Hotel Associates”), with Chapel Hill Investments, LLC to develop and own hotel properties. The Company currently owns a 48.78% interest in both Chapel Hill Hotel Associates, which owns the Chapel Hill Courtyard by Marriott (opened September 2004), and Chapel Hill Lessee Company, LLC (“Chapel Hill Lessee”), which leases the Chapel Hill Courtyard by Marriott from Chapel Hill Hotel Associates.
See Notes 6 and 7 to the Consolidated Financial Statements for further information on the acquisitions, development projects and joint ventures.
Hotel Financing
•	In December 2005, the $2.2 million Hilton Garden Inn in Tampa, FL hotel loan was prepaid in full.

•	In October 2005, the Company purchased from an affiliate of Credit Suisse First Boston a $14.0 million portfolio of four senior participation interests in certain mezzanine loans.

•	In August 2005, the Company closed on a $2.0 million participation in a $20.0 million interest only senior bridge loan to finance a 95-unit condo hotel conversion project in Miami, Florida.

•	In May 2005, the Company announced a program with GE Commercial Franchise Finance (“GEFF”) to provide a highly streamlined, cost-effective loan program for hoteliers. Under the program, GEFF expects to provide loans collateralized by a first mortgage loan for up to 85% of a project’s cost and the Company would fund approximately 25% of the total loan amount, which is the first loss piece, or the “B” note, of the mortgage loan. Borrowers will work with GEFF and the Company as one seamless entity, which is expected to reduce significantly the time and cost to finance hotel projects, compared to having to deal with two separate lenders. In February 2006, the Company closed on its first loan under the program.

•	In March 2005, the Company purchased from Lehman Brothers $2.8 million of B-notes for $2.3 million.

•	In February 2005, the Company issued a $3.4 million mezzanine loan to finance the development of a 165-room Hampton Inn & Suites in Albany, New York.

•	In January 2005, the Company issued a $1.4 million loan to the buyer of the Comfort Inn in Greenville, SC.

•	In December 2004, the Company provided $6.0 million of a $38 million senior loan to finance the acquisition and conversion of the 347-room Radisson Resort on the island of Kauai to a condo hotel. In December 2005, this loan was prepaid in full.

•	In December 2004, the Company issued a $6.0 million mezzanine loan to finance the acquisition of, and capital improvements at, the 157-room La Posada de Santa Fe Resort in Santa Fe, New Mexico.

•	In October 2004, the Company issued a $5.5 million mezzanine loan to finance the construction of a 188-room Residence Inn by Marriott Hotel in St. Louis, MO.

•	In June 2004, the Company issued a $6.0 million B-note to finance the acquisition, major refurbishment, and conversion of the 290-room Cornhusker Square Hotel in Lincoln, NE. In March 2005, this loan was prepaid in full.

•	In February 2004, the Company issued a $2.4 million mezzanine loan to finance the acquisition of a 200-room Sheraton hotel in Atlantic Beach, NC.
See Notes 8 and 20 to the Consolidated Financial Statements for further information on the notes receivable.
SEGMENTS
Hotel Ownership
General. As of December 31, 2005, the Company owned or was invested in 56 hotel properties in 17 states having an aggregate of 7,668 rooms (See Item 2 “Properties”). This included 49 wholly owned properties with an aggregate of 6,720 rooms, a 60% ownership interest in a joint venture that owns one hotel with 138 rooms; a 49% ownership interest in a joint venture that owns one hotel with 118 rooms, a 48.78% ownership interest in a joint venture that owns one hotel with 147 rooms, and a 13.05% ownership interest in a joint venture that owns four hotels with an aggregate of 545 rooms.
The Company develops hotels for its own account and through joint ventures. During 2005, the Company began construction on four hotels at an expected total cost in the aggregate of approximately $62.0 million (See Notes 6 and 7 to the Consolidated Financial Statements). The Company was also designated a preferred developer for the new aloft brand by Starwood and is currently reviewing several potential development sites for aloft branded hotels.
Property Leasing and Management. Under the REIT Modernization Act of 1999 (the “RMA”), which became effective January 1, 2001, a REIT is permitted to lease hotels to wholly owned taxable REIT subsidiaries of the REIT (“TRS Lessees”). The Company has formed two taxable REIT subsidiaries, Barclay Hospitality Services Inc. (“Barclay Hospitality”) and Barclay Holding, Inc. (“Barclay Holding”) (collectively, “Barclay”). In 2002 and 2003, the Company, through Barclay, acquired the leasehold interests for 49 of its hotels. In March 2004, the Company negotiated the transfer of the long-term lease with Secaucus Holding Corporation, a wholly owned subsidiary of Prime Hospitality Corp. (“Prime”), for the Secaucus, NJ Holiday Inn to Barclay. The Company received a net payment from Prime of $269 as part of the negotiated settlement. This amount is included in percentage lease revenue in the consolidated statement of operations for the year ended December 31, 2004. With the transfer of this lease to Barclay, the Company is no longer the lessor of any hotel leases with unrelated third parties. Therefore, unless the Company enters into third party hotel leases, as the lessor, in the future, the Company will not report percentage lease revenue in the future.
As of December 31, 2005, all of the Company’s 49 wholly owned hotels were operated under leases with Barclay. One joint venture hotel, the Chapel Hill Courtyard by Marriott, was leased to an entity owned 48.78% by Barclay Holding, a second joint venture hotel, the Ponte Vedra, FL Hampton Inn, was leased to an entity owned 49% by Barclay Holding, and a third joint venture hotel, the Stanley Hotel in Estes Park, CO, was leased to an entity owned 60% by Barclay Holding. The remaining four joint venture hotels, the West Des Moines, IA Fairfield Inn & Suites, the Houston, TX SpringHill Suites, the Shelton, CT Courtyard by Marriott and the West Des Moines SpringHill Suites by Marriott did not operate under leases as of December 31, 2005.
The leasehold interests entitle Barclay to retain the operating profits or losses from the related hotels and gives the Company (i) more control over the operations of these hotels, (ii) the benefits from any operating margin improvements and risk of any operating margin deterioration at these hotels, and (iii) more flexibility, since these hotels are no longer encumbered by long term leases with unrelated third parties that are difficult to amend and expensive to terminate. All of the hotels continue to operate under the same franchise affiliations as prior to the acquisition of the leasehold interests.

Under the RMA, the TRS Lessees may not operate the leased hotels or directly participate in the decisions affecting the daily operations of any hotel. The Company must enter into management agreements with eligible independent contractors who manage the hotels. The Company’s third-party managers under management agreements have direct control over the daily operations of our hotels. Currently, Alliance Hospitality Management, LLC manages 42 of the Company’s 56 hotels, Marriott International, Inc. manages six, Concord Hospitality Enterprises Company manages three hotels, and Promus Hotels, Inc., an affiliate of Hilton Hotels Corporation, New Castle Hotels, LLC, Noble Investment Group, Ltd., Prism Hospitality Corporation and GHG-Stanley Management, LLC each manage one hotel.
Franchise Agreements. Of the 56 hotels in which the Company holds an ownership interest, 55 are operated under franchises from nationally recognized franchisors including Marriott International, Inc., Hilton Hotels Corporation, Intercontinental Hotels Group PLC, (formerly Six Continents PLC) and Choice Hotels International. The Company anticipates that most of the additional hotel properties in which it invests will be operated under franchise licenses. Franchisors provide a variety of benefits for franchisees including national advertising, publicity and other marketing programs designed to increase brand awareness, training of personnel, continuous review of quality standards and centralized reservation systems.
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
The Company’s franchisors periodically inspect the Company’s hotels to ensure that they meet certain brand standards primarily pertaining to the condition of the property and its guest service scores. As of December 31, 2005, the Company was in default at six hotels for product improvement issues and low guest service scores. One of the defaults is the second in a row for the hotel and therefore it must maintain a passing rating for the next two years. If the hotel receives a third default during this time, the franchisor may choose to terminate the franchise agreement. The Company is currently in the process of curing these deficiencies to comply with the respective franchisor’s standards, and although the Company expects to receive an acceptable rating for each of these hotels, it can provide no assurance that an acceptable rating will be received for such hotels. The failure by the Company to cure defaults at multiple properties and the subsequent terminations of franchise agreements by its franchisors could have a material adverse effect on the Company’s financial statements and/or results of operations. As of December 31, 2005, 55 of the Company’s 56 hotels were operated under franchise licenses.
The franchise agreements provide for termination at the franchisor’s option upon the occurrence of certain events, including the Company’s failure to pay royalties and fees or perform its other covenants under the franchise agreement, bankruptcy, abandonment of the franchise, commission of a felony, assignment of the franchise without the consent of the franchisor, or failure to comply with applicable law or maintain applicable standards in the operation and condition of the relevant hotel. The franchise agreements will not renew automatically upon expiration. The 55 hotels’ franchise licenses, including six joint venture hotels, expire as follows:

Year of Expiration	Number of Hotels	Year of Expiration	Number of Hotels

2007	3	2016	2
2008	4	2017	11
2009	3	2018	5
2010	2	2019	6
2011	2	2020	1
2012	2	2022	3
2013	4	2023	1
2014	1	2024	3
2015	1	2025	1

The Company has recently received written notification from two franchisors that the franchise license agreements for three of its hotels, which expire in November 2007, January 2008 and March 2009, will not be renewed. In September 2005, the Company recorded a non-cash impairment charge relating to two hotels. On November 4, 2005, the Company’s Board of Directors adopted a formal plan to sell the two hotels, including one for which the franchise will not be renewed. Regarding the other two hotels, the Company may decide to change the brand of the hotels prior to the expiration date. This situation is not expected to have a material impact on the Company’s results of operations in the future. There can be no assurance that other licenses will be renewed upon the expiration thereof. Such future non-renewals could have a material adverse effect on the Company.
Acquisitions of Additional Hotels. One of the Company’s primary growth strategies is the acquisition of additional hotels. During 2005, the Company acquired six Marriott-branded hotels, the Hampton Inn & Suites in Baltimore’s Inner Harbor and a 60 percent ownership interest in the Stanley Hotel in Estes Park, Colorado (See Notes 6 and 7 to the Consolidated Financial Statements).
The Company is continually looking for acquisition opportunities to either wholly own additional hotels or to own additional interests in hotels through joint ventures. The Company focuses on acquiring additional hotels, or ownership interests in hotels, with strong national franchise affiliations or hotel properties with the potential to obtain these franchise affiliations in the “full service,” “extended stay,” “mid-scale without food and beverage,” “upscale,” and “upper upscale” market segments. In particular, the Company will consider acquiring mid-scale without food and beverage hotels, such as Hampton Inn, Hampton Inn & Suites, Holiday Inn, and Fairfield Inn by Marriott; upscale hotels such as Hilton Garden Inn, Courtyard by Marriott, Homewood Suites by Hilton, Residence Inn by Marriott, SpringHill Suites by Marriott, TownePlace Suites by Marriott and Staybridge by Holiday Inn; and upper upscale hotels such as full service Marriott, Hilton, Embassy Suites and Sheraton hotels. The Company believes that its relationships with its managers and franchisors will provide additional potential investment opportunities. The Company intends to consider investments in hotel properties that meet one or more of the following criteria:
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
Developing Hotels on Selected Sites. The Company has the in-house capability to develop hotels. The Company has developed several of its wholly owned hotels and has completed major renovations for certain hotels owned through joint ventures. The Company typically earns development fees for its services provided to develop joint venture hotels. In 2005, the Company began construction on four hotels at an expected total cost of an aggregate of approximately $62 million. The Company expects two to open in 2006, and the other two to open in early 2007. The Company was also designated a preferred developer for the new select-service aloft brand by Starwood and is currently reviewing several potential development sites on which it can build and own aloft-branded hotels. As the cost of building a new hotel in many markets is now comparable to, or lower than, prices for existing hotels the Company is continually looking to develop additional hotel properties, either to wholly-own or to own through joint ventures.
Disposition of Hotels. Selling older, underperforming hotels or hotels that no longer meet the Company’s yield objectives and investing the funds in selected hotel developments, hotels or hotel loans is another of the Company’s growth strategies. During 2005, the Company sold three hotels that the Company believed no longer fit the Company’s long-term growth strategy, for aggregate net proceeds of $11.5 million (See Note 5 to the Consolidated Financial Statements). The Company recorded a $12.4 million (net of allocation to minority interest) non-cash impairment charge in the third quarter relating to two hotels. On November 4, 2005, the Company’s Board of Directors adopted a formal plan to sell the two hotels. Accordingly, both of these hotels are classified as “assets held for sale” on the Company’s Consolidated Balance Sheet and are included in discontinued operations on the Company’s Consolidated Statements of Operations. Should the Company complete a sale of these hotels, there can be no assurance that the net proceeds from sale will equal the Company’s carrying value, in which case an additional impairment charge may be necessary at that time.
Seasonality. The Company’s hotel operations historically have been seasonal in nature, reflecting higher revenue per available room (“RevPAR”) during the second and third quarters. This seasonality can be expected to cause fluctuations in the Company’s quarterly operating profits. To the extent that cash flow from operations is insufficient during any quarter, due to temporary or seasonal fluctuations in revenue, the Company expects to utilize cash on hand or borrowings under the line of credit to make distributions to its shareholders.

Competition. The hotel industry is highly competitive with various participants competing on the basis of price, level of service and geographic location. The Company’s hotels compete with other hotel properties in their immediate vicinity and geographic markets. Some of the Company’s competitors may have greater marketing and financial resources than the Company and the managers of the Company’s hotels. The Company competes for financing acquisition opportunities with entities that may have greater financial resources than the Company. These entities may generally be able to accept more risk than the Company can prudently manage, including risks with respect to the creditworthiness of a hotel manager.
Hotel Financing
As of December 31, 2005, the Company had nine loans outstanding, representing loans receivable totaling $38.1 million and interest receivable totaling approximately $1.1 million (See Note 8 to the Consolidated Financial Statements). The Company does not hold an ownership interest in any of the hotels for which it has provided financing. The Company plans to continue to expand its hotel lending business in the future. The Company’s hotel loan program is designed to provide loans to the hotel industry, primarily by either originating single loans, purchasing participations or subordinate pieces of loans originated by others or through the purchase of the first loss piece of collateralized mortgage backed securities (“CMBS”) transactions, which typically contain multiple hotel properties. The first loss piece is collateralized by the respective underlying hotels and is not securitized. However, the Company may also issue whole loans and then potentially sell the senior portion of the loan. The Company’s loan amount is typically 10% to 25% of the project’s all-in cost, ranging from approximately $1 million to approximately $20 million. The Company will primarily provide financing between 60% and 85% of the lesser of the project’s all-in cost or fair market value. Loans will typically be issued for hotels with between 100 and 450 rooms. We continue to seek additional prudent financing opportunities where the Company can capitalize on its hotel underwriting and development expertise. The Company expects to use a portion of the availability under its $215 million line of credit (the “GE Line”) with General Electric Capital Corporation (“GECC”), the $50 million line of credit with Marathon Structured Finance Fund, LP (“Marathon”) and other facilities to provide loans to the hotel industry (See Note 10 to the Consolidated Financial Statements).
EMPLOYEES
The Company had 25 employees as of March 14, 2006. We believe that our relations with our employees are good.
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
Phase I environmental site assessments (“ESAs”) were obtained on all of the Company’s hotels. The Phase I ESAs were intended to identify potential sources of contamination for which the hotels may be responsible and to identify readily apparent environmental regulatory compliance concerns. The Phase I ESAs included historical reviews of the hotels, reviews of certain public records, preliminary investigations of the sites and surrounding properties, screening for the presence of ACMs, PCBs (polychlorinated biphenyls) and underground storage tanks, and the preparation and issuance of a written report. The Phase I ESAs did not include invasive procedures, such as soil sampling or groundwater analysis. The Phase I ESA reports have not revealed any environmental condition, liability or compliance concern that the Company believes would have a material adverse effect on the Company’s business, assets or results of operations, nor is the Company aware of any such condition, liability or compliance concern. Nevertheless, it is possible that these reports do not reveal all environmental conditions, liabilities or compliance concerns or that there are material environmental conditions, liabilities or compliance concerns of which the Company is unaware that arose at a hotel after the related Phase I ESA report was completed. Moreover, no assurances can be given that (i) future laws, ordinances or regulations will not impose any material environmental liability for existing conditions at the Company’s hotels, or (ii) the current environmental condition of the hotels will not be affected by the condition of the properties in the vicinity of the hotels (such as the presence of leaking underground storage tanks) or by third parties unrelated to the Company.
Federal, state and local laws and regulations govern the removal, encapsulation, disturbance, handling and disposal of ACMs and potential ACMs when such materials are in poor condition or in the event of construction, remodeling, renovation or demolition of a building. In addition to the ESAs, the Company also obtained asbestos surveys for the five hotels constructed before 1985. In the asbestos surveys, the consultants discovered the presence of ACMs in four of the hotels. The ACMs are managed, in accordance with current environmental laws and regulations. As such, if the ACMs pose a threat to human health or if any construction, renovation, remodeling or demolition occurs, it is the Company’s practice to remediate the ACMs. The Company is managing and monitoring the presence of the ACMs with the assistance of its consultants.
In March 2005, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations,” (“FIN 47”) an interpretation of Statement of Financial Accounting Standards (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”). The interpretation clarifies that a legal obligation to perform an asset retirement activity that is conditional on a future event is within the scope of SFAS 143. Accordingly, an entity is required to recognize a liability for the fair value of an asset retirement obligation (“ARO”) that is conditional on a future event if the liability’s fair value can be reasonably estimated. The interpretation also provides additional guidance for evaluating whether sufficient information is available to make a reasonable estimate of the fair value. The Company adopted the interpretation effective December 31, 2005. FIN 47 clarifies that future expenses to remove ACM from buildings should be estimated and accrued as a liability at the time of acquisition with an offset to increase the cost of the associated structure (See Note 2 to the Consolidated Financial Statements).
Portions of the soil and groundwater under the Durham, NC Hampton Inn have been contaminated by one or more leaking underground storage tanks from an adjacent property owned by a third-party. The North Carolina Department of Environment and Natural Resources classified the adjacent property as “low risk” and issued a “No Further Action” determination in November 2003. A Phase II ESA file review was conducted in February 2005 to review and obtain regulatory files related to the leaking underground tanks on the adjacent property. The Phase II file review indicated that the Durham, NC Hampton Inn is restricted from use of groundwater and recommended additional investigation to determine the extent of contamination, if any, from the leaking tanks. We conducted an investigation in August 2005, which identified benzene in groundwater as the only volatile organic compound that exceeded the permitted concentration limits. We believe liability for future cleanup, if any, of this subsurface contamination most likely would be imposed on the third-party owner of the leaking underground storage tanks and not us. We could, however, be responsible for cleanup of this site if, for instance, the owner of the leaking tanks refused or were financially unable to conduct a cleanup.
In addition to the costs of cleanup, environmental contamination can affect the value of a property and, therefore, an owner’s ability to borrow funds using the property as collateral or to sell the property. The costs to clean up a contaminated property, to defend against a claim, or to comply with environmental laws could be material and could adversely affect the funds available for distribution to our shareholders. We can make no assurances that (i) future laws or regulations will not impose material environmental liabilities or (ii) the current environmental condition of our hotel properties will not be affected by the condition of the properties in the vicinity of our hotel properties (such as the presence of leaking underground storage tanks) or by third parties unrelated to us.
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
AVAILABLE INFORMATION
The Company maintains a Web site, http://www.winstonhotels.com, which contains additional information concerning the Company. The Company makes available free of charge through its Web site its annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the Securities and Exchange Commission (“SEC”). The Company’s Corporate Governance Guidelines, Code of Business Conduct and Ethics, and the charters of the Audit, Compensation and Nominating and Corporate Governance Committees are also available on the Company’s Web site and are available in print to any shareholder upon request in writing to Winston Hotels, Inc., c/o Vice President and Chief Accounting Officer, 2626 Glenwood Avenue, Suite 200, Raleigh, NC 27608. Information on the Company’s Web site at http://www.winstonhotels.com is neither part of nor incorporated into this report on Form 10-K or any other SEC filings.
Item 1A. RISK FACTORS.
An investment in our securities involves various risks. You should carefully consider the following risk factors in conjunction with the other information contained herein before purchasing our securities. The risks discussed herein can adversely affect our business, liquidity, operating results, prospects, and financial condition. This could cause the market price of our securities to decline and could cause you to lose all or part of your investment. The risk factors described below are not the only risks that may affect us. Additional risks and uncertainties not presently known to us also may adversely affect our business, liquidity, operating results, prospects, and financial condition.
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
Our income primarily depends upon the net operating income of our hotels. Our ability to make distributions to our shareholders depends on the ability of our hotel managers to generate sufficient revenues from our hotels in excess of operating expenses. Our managers will be affected by factors beyond their control, such as changes in the level of demand for rooms and related services of our hotels, their ability to maintain and increase gross revenues and operating margins at our hotels, and other factors. As of December 31, 2005, 42 of our hotels were managed by Alliance and six of our hotels were managed by Marriott International. Therefore, any operating difficulties or other factors specifically affecting Alliance’s or Marriott International’s ability to maintain and increase gross revenues and operating margins at our hotels could significantly adversely affect our financial condition and results of operations.
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
Additional terrorist attacks, such as the events of September 11, 2001 and the threat of additional terrorist attacks could have an adverse effect on our results of operations.
The terrorist attacks of September 11, 2001, combined with the effects of the resulting recession and weak economic recovery, led to a substantial reduction in business and leisure travel throughout the United States. We cannot predict the extent to which additional terrorist attacks and/or concerns about possible additional terrorist attacks will continue to directly or indirectly impact the hotel industry or our operating results in the future. Additional terrorist attacks could have further material adverse effects on the hotel industry and our operations.
We may not have access to financing for acquiring or developing additional hotels, or for providing hotel loans.
Our ability to pursue our growth strategy depends, in part, on our ability to finance additional hotel acquisitions and development and additional hotel loans. We may not be able to fund growth solely from cash provided from operating activities because we must distribute at least 90% of our taxable income to our shareholders each year to maintain our tax status as a REIT. We normally distribute 100% in order to avoid paying corporate income tax and excise tax on undistributed income. Consequently, we rely upon the availability of debt or equity capital to fund hotel acquisitions and improvements and hotel loans. We cannot assure you that we will be successful in attracting sufficient debt or equity financing at an acceptable cost to fund future growth. We are subject to restrictions that may limit our ability to take advantage of expansion opportunities that we believe are attractive.
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
We currently have a significant amount of debt. As of December 31, 2005, we had $157.9 million and $99.9 million outstanding under our lines of credit and mortgage loans, respectively. Our level of debt could have important consequences to you. For example, it could:
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
If we do not have sufficient funds to repay our debt at maturity, it may be necessary for us to refinance our debt through additional debt financing, private or public offerings of debt securities or additional equity offerings. If, at the time of any refinancing, prevailing interest rates or other factors result in higher interest rates on refinancings, increases in interest expense could adversely affect our cash flow and, consequently, cash available for distribution to shareholders. If we are unable to refinance our debt on acceptable terms, we may be forced to dispose of hotels or other assets on disadvantageous terms, potentially resulting in losses and adverse effects on cash flow from operating activities. If we are unable to make required payments of principal and interest on debt collateralized by our hotels, one or more of those properties could be foreclosed upon by the lender with a consequent loss of revenue and asset value.
Our indebtedness imposes limitations on our operations and subjects us to risk of default.
On March 11, 2005, the Company, through its wholly owned subsidiary, Winston SPE II LLC (“SPE II”), entered into the GE Line. The GE Line limits our borrowing availability to an amount based primarily upon the net operating income of the hotels that serve as collateral for the GE Line. If the net operating income of the hotels provided as collateral declines, and our resulting availability under the GE Line is less than the balance outstanding, we must repay the total outstanding advances to the extent required to eliminate the excess or provide additional collateral, which may not be available, to increase our borrowing availability to the total amount of debt we need, up to a maximum amount of $215 million. Forty-three of our wholly owned hotels have been pledged as collateral for our debt facilities, 29 against the GE Line and 14 against the GE Capital CMBS loan. As of March 14, 2006, five of the Company’s wholly owned properties were unencumbered and remained eligible to be pledged as collateral for increased borrowing availability under the GE Line.
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
Our borrowings under the GE Line bear interest at a variable rate. Although we have entered into an interest rate cap agreement that limits our interest rate exposure to increases in 30-day LIBOR over 6.14% on the outstanding debt under the GE Line, increases in interest rates up to this limit could increase our interest expense and adversely affect our cash flow. Certain of our individual hotel loans earn interest at fixed rates. Thus, in a period of rising interest rates, our interest expense would increase, while the interest we earn on our fixed-rate debt investments would not change, adversely affecting our profitability. In addition, the value of our fixed rate hotel loans would be impaired if market interest rates rose, which would make it difficult for us to sell the loans. We also may incur debt in the future that bears interest at a variable rate or we may be required to refinance our existing debt at higher interest rates, both of which could also increase our interest expense and adversely affect our cash flow.
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
Property ownership through joint ventures could limit our control of those investments.
Hotel investments through joint ventures involve risks not otherwise present for investments we make on our own. It is possible that our co-venturers or partners may have different interests or goals than we do at any time and that they may take actions contrary to our requests, policies or objectives, including our policy with respect to maintaining our qualification as a REIT. Other risks of joint venture investment include impasses on decisions, because no single co-venturer or partner has full control over the joint venture or partnership. Each of our venture partners for our existing joint venture properties has the right, after the first twelve months of the hotel’s operation, to sell the hotel developed by the joint venture to us, or, if we elect not to purchase, to sell such hotel to a third party. In addition, future joint ventures may include other restrictions on us, including requirements that we provide the joint venture with the right of first offer or right of first refusal to acquire any new property we consider acquiring directly.
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
We sold nine hotels during the past four years, four in 2002, two in 2004 and three in 2005. On November 4, 2005, the Company’s Board of Directors adopted a formal plan to sell the two hotels for which impairment charges were taken during the third quarter. We may decide to sell additional hotels in the future. We may not be able to sell such hotels on favorable terms, and such hotels may be sold at a loss. As with acquisitions, we face competition for buyers of our hotel properties. Other sellers of hotels may have the financial resources to dispose of their hotels on terms that we would be unable to accept. If we cannot find buyers for any properties that are designated for sale, we will not be able to implement our divestiture strategy. In the event that we cannot fully execute our divestiture strategy or realize the benefits there from, we will not be able to fully execute our growth strategy.
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
We have acquired 12 hotels in the past from related parties of our affiliates, which include Robert Winston, our Chief Executive Officer, and Charles Winston, our Chairman of the Board of Directors for consideration that included units of limited partnership interest in the Partnership. Robert Winston and Charles Winston in the aggregate own approximately 95% of the limited partnership interests in the Partnership. The limited partners of the Partnership, including Robert Winston and Charles Winston, may have unrealized gains associated with their interests in these hotels. Our sale of any of those hotels may cause adverse tax consequences to the limited partners. Therefore, our interests could conflict with the interests of the limited partners in connection with the disposition of one or more of those 12 hotels, including limited partners who may be board members or otherwise in a position to exert influence over other board members who will determine whether we sell these hotels, which could result in decisions that are not in the best interest of all shareholders.
We depend on key personnel, the loss of which could have a material adverse effect on our Company.
We depend on the efforts and expertise of our Chief Executive Officer, President and Chief Financial Officer, Chief Accounting Officer and Chief Development Officer to drive our day-to-day operations and strategic business direction. The loss of any of their services could have an adverse effect on our operations. Our ability to replace key individuals may be difficult because of the limited number of individuals with the breadth of skills and experience needed to excel in the hotel industry. There can be no assurance that we would be able to hire, train, retain or motivate such individuals.
Risks Related to Hotel Lending Program
The hotel mortgage loans that we originate and purchase are subject to the risks of delinquency and foreclosure, which could result in losses to us.
Some of our mortgage loans are collateralized by the property and are subject to risks of delinquency and foreclosure, and risks of loss. Typically we have no recourse to the personal assets of our borrowers. The ability of a borrower to repay a loan collateralized by an income-producing property typically is dependent primarily upon the successful operation of the property rather than upon the existence of independent income or assets of the borrower. If the net operating income of the property is reduced, the borrower’s ability to repay the loan may be impaired. Net operating income of an income-producing property can be affected by the risks particular to real property described below, as well as, among other things:
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
In the event of any default under a mortgage loan held directly by us, we will bear a risk of loss of principal to the extent of any deficiency between the value of the collateral and the principal and accrued interest of the mortgage loan, which could have a material adverse effect on our cash flow from operations and limit amounts available for distribution to our shareholders. In the event of the bankruptcy of a mortgage loan borrower, the mortgage loan to that borrower will be deemed to be collateralized only to the extent of the value of the underlying collateral at the time of bankruptcy (as determined by the bankruptcy court), and the lien securing the mortgage loan will be subject to the avoidance powers of the bankruptcy trustee or debtor-in-possession to the extent the lien is unenforceable under state law. Foreclosure of a mortgage loan can be an expensive and lengthy process that could have a substantial negative effect on our anticipated return on the foreclosed mortgage loan. We may also be forced to foreclose on properties outside of our traditional hotel investment expertise, be unable to sell these properties and be forced to incur substantial expenses to improve operations at the hotel.
The B-Notes in which we invest may be subject to additional risks relating to the privately negotiated structure and terms of the transaction, which may result in losses to us.
A B-Note is a mortgage loan typically (i) collateralized by a first mortgage on a single hotel or group of related properties and (ii) subordinated to an A-Note collateralized by the same first mortgage on the same collateral. As a result, if a borrower defaults, there may not be sufficient funds remaining for B-Note holders after payment to the A-Note holders. B-Notes reflect similar credit risks to comparably rated commercial mortgage backed securities. However, since each transaction is privately negotiated, B-Notes can vary in their structural characteristics and risks. For example, the rights of holders of B-Notes to control the process following a borrower default may be limited in certain investments. We cannot predict the terms of each B-Note investment. Further, B-Notes typically are collateralized by a single property, and so reflect the increased risks associated with a single property. B-Notes may also be illiquid, thus we may be unable to dispose of underperforming or non-performing investments. The higher risks associated with our subordinate position in our B-Note investments could subject us to increased risk of losses.
Investments in mezzanine loans involve greater risks of loss than senior loans collateralized by income producing properties.
Investments in mezzanine loans take the form of subordinated loans collateralized by second mortgages on the underlying property or subordinate loans collateralized by a pledge of the ownership interests in the entity that directly or indirectly owns the property. These types of investments involve a higher degree of risk than a senior mortgage loan because the investment may become unsecured as a result of foreclosure by the senior lender. In the event of a bankruptcy of the entity providing the pledge of its ownership interests as security, we may not have full recourse to the assets of the property owning entity, or the assets of the entity may not be sufficient to satisfy our mezzanine loan. If a borrower defaults on our mezzanine loan or debt senior to our loan, or in the event of a borrower bankruptcy, our mezzanine loan will be satisfied only after the senior debt is paid in full. As a result, we may not recover some or all of our investment, which could result in losses. In addition, mezzanine loans may have higher loan to value ratios than conventional mortgage loans, resulting in less equity in the property and increasing the risk of loss of principal.
Our hotel loan program subjects us to the unique risks of a mezzanine lender.
A mezzanine lender has some of the same risks as a traditional real estate lender, such as lender liability for improperly exercising control over the borrower and environmental risks as a potentially responsible party liable for environmental damage in connection with the property owned by the borrower. A mezzanine lender may enhance these risks by pursuing remedies on default that afford greater control over the operations of the borrower, especially if the mezzanine lender exercises its authority as a managing or co-managing member. Courts have discretion to decline to enforce loan features which purport to limit or modify a mortgagor’s right to redeem real estate after a mortgage default and before foreclosure by paying off the loan, and thus some remedies specified in our mezzanine loans may be unavailable to us. In addition a borrower may allege that being in the position to control the borrowing entity creates duties by the lender to the borrower, including fiduciary-like duties that may conflict with the lender’s ability to exercise its remedies. Finally, to be able to protect its mezzanine loan, a mezzanine lender may have to advance additional funds to cure defaults on senior loans. We may not have the ability to improve the operations of the hotel property once we exercise our control rights. In some cases, we have made loans to hotels that do not fit our traditional investment criteria and may not have the appropriate expertise to manage these properties. We may incur additional costs and resources which divert attention from our core operations.
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
Our entire business is hotel-related. Our investment strategies include acquiring additional hotels, or ownership interests in hotels, with strong national franchise affiliations in the “full service,” “extended stay,” “mid-scale without food and beverage,” “upscale,” and “upper upscale” market segments, or hotel properties with the potential to obtain such franchise affiliations. Therefore, a downturn in the hotel industry, in general, and the segments in which we operate, in particular, will have a material adverse effect on our income and the amounts available for distribution to our shareholders.
Large-scale military deployments may adversely impact the occupancy rates and revenues from our two hotels located in communities that have a large military population.
Currently, we own two hotels located in communities with a large military presence; one near Fort Bragg in Fayetteville, North Carolina and one near Camp Lejeune in Jacksonville, North Carolina. Over the last four years in Fayetteville, the reservists and National Guard troops have been called into Fayetteville to operate the base. Now, most all of the reservists and guardsmen are stationed in the Middle East and the troops stationed at Fort Bragg are living at home. Only small groups are being deployed from Fayetteville at this time and they are no longer being replaced with reservists or guardsmen. Also, the few reservists and guardsmen that remain have been given options to relocate from hotels to apartments. The occupancy rate for the Comfort Inn in Fayetteville, North Carolina was adversely affected and decreased to 62.3% for the year ended December 31, 2005 compared to 84.8% for the year ended December 31, 2004. Primarily as a result of the decreased military business, the Company temporarily closed a portion of the Comfort Inn in Fayetteville, reducing the number of rooms from 176 to 123.
In Jacksonville, our military business is dependent upon the ships that are transporting troops back and forth to many destinations, not just the Middle East. The volume of business is steadier because many bases are involved. The occupancy rate for the Hampton Inn in Jacksonville, North Carolina was positively affected and increased to 81.9% for the year ended December 31, 2005 compared to 72.6% for the year ended December 31, 2004.

With a large number of military personnel deployed away from their permanent duty stations for an extended period as is currently happening with the war on terror, we expect that occupancy rates and RevPAR at those two hotels will continue to be affected. We cannot predict the extent to which additional deployments will continue to impact the operating results of our two hotels.
We may incur higher costs as a result of the proximity of our hotels to the coast.
Several of our hotels are located near the Atlantic Ocean and are exposed to more severe weather than hotels located inland. Hurricanes could cause a loss of revenues from these hotels, which could have an adverse effect on us as a result of our assets on the coast. These hotels are also exposed to salt water and humidity, which can increase or accelerate wear on the hotels’ weatherproofing and mechanical, electrical and other systems. As a result, we may incur additional operating costs and expenditures for capital improvements.
Our hotel concentration in the Southeastern United States subjects us to increased risks than if our portfolio were more geographically diversified.
At December 31, 2005, 28 out of our 49 wholly owned hotels were located in the five eastern seaboard states ranging from Virginia to Florida, including 16 hotels located in North Carolina. Adverse events in these areas, such as economic recessions, hurricanes or other natural disasters, could cause a loss of revenues from these hotels, which could have a greater adverse effect on us as a result of our concentration of assets in this area. Our geographic concentration also exposes us to risks of oversupply and competition in our principal markets. Each of our hotels competes with other hotels in its market area. A number of additional hotel rooms will continue to be built in the markets in which our hotels are located, which could result in too many hotel rooms in those regions. Significant increases in the supply of hotel rooms without corresponding increases in demand can have a severe adverse effect on our business, financial condition and results of operations.
Conditions of franchise agreements could adversely affect us.
Of the 56 hotels in which the Company holds an ownership interest, 55 are operated under franchises from nationally recognized franchisors including Marriott International, Inc., Hilton Hotels Corporation, Intercontinental Hotels Group PLC, (formerly Six Continents PLC) and Choice Hotels International. In addition, hotels in which we subsequently invest may be operated pursuant to franchise agreements. A hotel’s failure to adhere to the terms and conditions of the franchise agreement could result in the loss or cancellation of its franchise license. We rely on our managers to conform to such franchisor standards. The franchise agreements generally contain specific standards for, and restrictions and limitations on, the operation and maintenance of a hotel in order to maintain uniformity within the franchisor’s system. These standards are subject to change over time, in some cases at the discretion of the franchisor, and may restrict our ability to make improvements or modifications to a hotel without the consent of the franchisor. In addition, compliance with these standards could require us to incur significant expenses or capital expenditures even if we do not believe the capital improvements are necessary or desirable or will result in an acceptable return on our investment. Recently our franchisors have required improvements to our hotels, such as the provision of hot breakfasts and higher quality linens. These improvements have proven costly but have not necessarily marginally increased our RevPAR, or revenue per available room. Our cash available for distribution could be adversely affected if we must incur substantial costs to maintain a franchise license.
If a franchise license terminates due to our failure to make required improvements or to otherwise comply with its terms, we may be liable to the franchisor for a termination payment. These termination payments would vary by franchise agreement and by hotel. The loss of a number of franchise licenses and the related termination payments could have a material adverse effect on our business, financial condition and results of operations. The franchise agreements provide for termination at the franchisor’s option upon the occurrence of certain events, including the Company’s failure to pay royalties and fees or perform its other covenants under the franchise agreement, bankruptcy, abandonment of the franchise, commission of a felony, assignment of the franchise without the consent of the franchisor, or failure to comply with applicable law or maintain applicable standards in the operation and condition of the relevant hotel. The franchise agreements will not renew automatically upon expiration. The 55 hotels’ franchise licenses, including six joint venture hotels, expire as follows:

Year of Expiration	Number of Hotels	Year of Expiration	Number of Hotels

2007	3	2016	2
2008	4	2017	11
2009	3	2018	5
2010	2	2019	6
2011	2	2020	1
2012	2	2022	3
2013	4	2023	1
2014	1	2024	3
2015	1	2025	1

The Company has recently received written notification from two franchisors that the franchise license agreements for three of its hotels, which expire in November 2007, January 2008 and March 2009, will not be renewed. In September 2005, the Company recorded a non-cash impairment charge relating to two hotels. On November 4, 2005, the Company’s Board of Directors adopted a formal plan to sell the two hotels, including one for which the franchise will not be renewed. Regarding the other two hotels the Company may decide to change the brand of the hotels prior to the expiration date. This situation is not expected to have a material impact on the Company’s results of operations in the future. There can be no assurance that other licenses will be renewed upon the expiration thereof. Such future non-renewals could have a material adverse effect on the Company.
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

We may not be able to defer taxes on gains from sales of hotels.
Selling older, underperforming hotels or hotels that no longer meet the Company’s yield objectives and investing the funds in acquisitions of hotels or hotel loans is one of the Company’s growth strategies. Under IRC section 1031, a taxpayer is allowed to postpone the recognition of gain on the disposition of qualifying realty to the extent that it uses the proceeds from the sale of the disposed property to acquire qualifying “like-kind” replacement property within a specific period of time. By reinvesting the sale proceeds, a taxpayer can defer the tax on the capital gain and any IRC section 1250 depreciation recapture, which is taxable at a 25% rate, associated with the property. However, the taxpayer will recognize gain on the transaction to the extent that the taxpayer actually or constructively receives any non-like-kind property in exchange for the relinquished real property. The Company generally will attempt to structure its dispositions of real property as qualifying like-kind exchanges. However, there can be no assurance that the Company will be successful in so structuring its dispositions of real property. A significant tax gain on the sale of property could have an adverse effect on our results of operations if the tax associated with such gain cannot be deferred.
Compliance with the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations,” an interpretation of SFAS No. 143, “Accounting for Asset Retirement Obligations” and other changes in accounting rules and regulations could adversely affect our results of operations.
In March 2005, the FASB issued FIN 47 an interpretation of SFAS 143. The interpretation clarifies that a legal obligation to perform an asset retirement activity that is conditional on a future event is within the scope of SFAS 143. Accordingly, an entity is required to recognize a liability for the fair value of an ARO that is conditional on a future event if the liability’s fair value can be reasonably estimated. The interpretation also provides additional guidance for evaluating whether sufficient information is available to make a reasonable estimate of the fair value. The Company adopted the interpretation effective December 31, 2005.
As a result of adopting FIN 47, the Company recorded AROs and increased the value of its recorded assets to recognize the associated conditional retirement obligation of removing ACMs from certain properties. The Company used an expected cash flow approach to measure these obligations. The retirement liability is accreted through interest expense to the estimated payouts that would be made in the future if settlement of the liability were to occur. The increased asset value is depreciated following the Company’s policy for the hotel. Previously, the Company did not accrue any retirement liability for the expected retirement costs on these hotels due to the uncertainty associated with the timing and amount of payment.
We recorded AROs with respect to known future remediation obligations at our hotels. We can make no assurance that the current environmental condition of our other hotel properties will not be affected by the condition of the properties in the vicinity of our hotel properties or by third parties unrelated to us or that additional remediation will not otherwise be required, which could require us to record further AROs. We can also make no assurance that the timing of the future abatement of ACMs or other AROs or other estimates used in calculating the AROs will not change, affecting our results of operations and financial position. We can also not predict the affects of any new accounting standards to our results of operations and financial position.
Liability for environmental matters could adversely affect our financial condition.
Under various federal, state and local environmental laws, ordinances and regulations, a current or previous owner or operator of real property may be liable for the costs of investigation and removal or remediation of hazardous or toxic substances on, under, originating at or in the property, including fixtures, structures and other improvements located on the property. These laws often impose liability whether or not the owner or operator knew of (or should have known of), or caused, the presence of contaminants. Although Phase I ESAs were obtained on all of the hotels, the Phase I ESAs did not include invasive procedures, such as soil sampling or groundwater analysis. While the Phase I ESA reports have not revealed any environmental condition, liability or compliance concern that the Company believes would have a material adverse effect on the Company’s business, assets or results of operations, it is possible that these reports do not reveal all environmental conditions, liabilities or compliance concerns or that there are material environmental conditions, liabilities or compliance concerns of which the Company is unaware that arose at a hotel after the related Phase I ESA report was completed. The costs to clean up a contaminated property, to defend against a claim, or to comply with environmental laws could be material and could affect the funds available for distributions to shareholders. Clean-up costs and the owner’s or operator’s liability generally are not limited under these laws and could exceed the value of the property and/or the aggregate assets of the owner or operator. In addition, the presence of, or failure to properly remediate, contaminants may adversely affect the owner’s ability to sell or rent the property or borrow using the real property as collateral. Persons who arrange for the disposal or treatment of hazardous or toxic substances may also be liable for the clean-up costs of the substances at the disposal or treatment facility, whether or not the facility is or ever was owned or operated by that person.
Environmental, health and safety laws and common law principles also govern the presence, effects, maintenance and removal of hazardous substances, including asbestos-containing materials, or ACMs. Laws and regulations govern indoor and outdoor air quality including those that can require the abatement or removal of ACMs in the event of damage, demolition, renovation or remodeling and also govern emissions of and exposure to asbestos fibers in the air. ACMs have been found in four of our hotels and asbestos or other hazardous substances may be found in other hotels we own or acquire in the future. Many such laws permit third parties, including employees and independent contractors, to seek recovery from owners or operators of real properties for personal injury or property damage associated with exposure to released hazardous substances, including ACMs. In connection with the ownership of the hotels, we may be considered an owner or operator and therefore may be potentially liable for any such costs, which could adversely affect our financial condition.
Black mold claims could adversely affect our financial condition.
Recent publicity regarding families abandoning their homes because of the presence of stachyhotrys chartarum (“black mold”) has raised public consciousness regarding black mold. Black mold is a greenish-black fungus found worldwide that grows in such places as dry wall, carpet, wall paper, fiber-board, ceiling tiles, and thermal insulation when the relative humidity is above 55%. While the scientific community lacks consensus on the health threat, if any, posed by exposure to black mold, if black mold is detected in any of our hotels, we may be subject to adverse publicity, which could adversely affect our operations and financial results from that hotel. Such claims could require us to spend significant time and money in litigation or pay significant damages. In addition, we may be required to close all or portions of the affected hotel during mold remediation operations, generally consisting of a thorough cleaning with chlorine bleach and water. Under certain conditions, black mold may be difficult to eradicate and require us to remove and replace moldy materials in the hotel. In extreme cases, it may be necessary to perform extensive facility repairs. The presence of black mold in any hotel also could adversely impact the fair market value of that hotel. Because black mold is a naturally occurring fungus, the spores of which can be transported by outside air currents, there can be no assurances that black mold will not enter and grow in the Company’s hotel properties.
Liability for underground storage tanks could adversely affect our financial condition.
Portions of the soil and groundwater under the Durham, NC Hampton Inn have been contaminated by one or more leaking underground storage tanks from an adjacent property owned by a third-party. The North Carolina Department of Environment and Natural Resources classified the adjacent property as “low risk” and issued a “No Further Action” determination in November 2003. A Phase II ESA file review was conducted in February 2005 to review and obtain regulatory files related to the leaking underground tanks on the adjacent property. The Phase II file review indicated that the Durham, NC Hampton Inn is restricted from use of groundwater and recommended additional investigation to determine the extent of contamination, if any, from the leaking tanks. We conducted an investigation in August 2005, which identified benzene in groundwater as the only volatile organic compound that exceeded the permitted concentration limits. We believe liability for future cleanup, if any, of this subsurface contamination most likely would be imposed on the third-party owner of the leaking underground storage tanks and not us. We could, however, be responsible for cleanup of this site if, for instance, the owner of the leaking tanks refused or were financially unable to conduct a cleanup. In addition to the costs of cleanup, environmental contamination can affect the value of a property and, therefore, an owner’s ability to borrow funds using the property as collateral or to sell the property. The costs to clean up a contaminated property, to defend against a claim, or to comply with environmental laws could be material and could adversely affect the funds available for distribution to our shareholders. We can make no assurances that (i) future laws or regulations will not impose material environmental liabilities or (ii) the current environmental condition of our hotel properties will not be affected by the condition of the properties in the vicinity of our hotel properties (such as the presence of leaking underground storage tanks) or by third parties unrelated to us.

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
We have made, and intend to continue to make, distributions to our shareholders to comply with the 90% distribution requirement and to avoid corporate income tax and the nondeductible excise tax. Our income consists of our share of the income of the Partnership, and our cash available for distribution consists of our share of cash distributions from the Partnership, less capital expenditures and principal debt payments. Differences in timing between the recognition of taxable income and the receipt of cash available for distribution due to the seasonality of the hotel industry could require us to borrow funds on a short-term basis to meet the 90% distribution requirement and to avoid income tax and the nondeductible excise tax.
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
Item 1B. UNRESOLVED STAFF COMMENTS.
Not applicable.
Item 2. PROPERTIES.
Our principal executive offices are located at 2626 Glenwood Avenue, Suite 200, Raleigh, North Carolina 27608. We carry out all aspects of our businesses at that location. We lease approximately 18,900 square feet at our headquarters building, of which approximately 4,940 square feet is sub-leased to other parties. We believe that our present facilities, together with current options to extend lease terms and occupy additional space, are adequate for our current and presently projected needs. The following table sets forth, by franchise affiliation, certain unaudited information with respect to our wholly owned hotels for the years ended December 31, 2005 and 2004, for properties owned as of December 31, 2005 (room revenue in thousands):

		2005			2004

	Number
	of	Room	Average	Occupancy	Room	Average	Occupancy
Hotel Name	Rooms	Revenue	Daily Rate	Percentage	Revenue	Daily Rate	Percentage

Comfort Inns/Suites
Comfort Inn Charleston, SC	129	$2,434	$75.37	68.6%	$2,409	$72.89	70.1%
Comfort Inn Durham, NC	136	2,165	64.38	67.6%	2,123	61.72	68.1%
Comfort Inn Fayetteville, NC	123	2,439	64.20	62.3%	3,350	61.31	84.8%
Comfort Inn Wilmington, NC	146	2,011	63.21	59.7%	1,642	60.41	50.9%
Comfort Suites Orlando, FL	213	2,935	54.50	68.9%	2,823	49.56	72.7%
Courtyard by Marriotts
Courtyard by Marriott Ann Arbor, MI	160	4,238	101.14	71.7%	4,091	94.70	73.8%
Courtyard by Marriott Houston, TX	197	3,344	83.75	55.5%	2,849	84.26	46.9%
Courtyard by Marriott Houston, TX (Northwest) (4)	128	428	77.25	70.9%	—	—	0.0%
Courtyard by Marriott Roanoke, VA (2)	135	3,756	97.09	78.5%	64	64.94	48.7%
Courtyard by Marriott Wilmington, NC	128	2,895	86.07	72.0%	2,566	76.85	71.3%
Courtyard by Marriott Winston Salem, NC	122	2,592	77.54	75.1%	2,525	76.44	74.0%
Fairfield Inn
Fairfield Inn Ann Arbor, MI	110	1,976	76.01	64.7%	1,803	69.40	64.5%
Hampton Inn/Suites
Hampton Inn & Suites Gwinnett, GA	136	2,987	85.13	70.7%	2,587	75.59	68.8%
Hampton Inn & Suites Baltimore, MD (3)	116	1,427	148.16	68.1%	—	—	0.0%
Hampton Inn Boone, NC	95	1,778	83.69	61.3%	1,787	81.01	63.5%
Hampton Inn Brunswick, NC	129	2,656	76.83	73.7%	2,626	79.94	69.6%
Hampton Inn Cary, NC	129	2,064	73.26	59.8%	1,712	62.79	57.7%
Hampton Inn Charlotte, NC	126	2,294	76.59	65.1%	1,727	71.58	52.7%
Hampton Inn Durham, NC	136	2,729	76.49	71.9%	2,471	69.21	71.7%
Hampton Inn Jacksonville, NC	122	2,537	69.54	81.9%	2,080	64.18	72.6%
Hampton Inn Perimeter, GA	131	2,694	85.35	66.0%	2,242	74.46	62.8%
Hampton Inn Raleigh, NC	141	2,618	79.35	64.1%	2,504	66.19	73.3%
Hampton Inn Southlake, GA	126	2,485	77.03	70.2%	2,183	69.20	68.4%
Hampton Inn Springfield, MA	126	3,098	98.28	68.5%	2,994	93.81	69.2%
Hampton Inn White Plains, NY	156	5,070	117.44	75.8%	4,748	110.29	75.4%
Hilton Garden Inn
Hilton Garden Inn Albany, NY	155	4,534	114.12	70.2%	4,681	107.32	76.9%
Hilton Garden Inn Alpharetta, GA	164	3,282	89.05	61.6%	3,068	83.46	61.2%
Hilton Garden Inn Evanston, IL (1)	178	5,963	126.55	72.5%	6,248	120.24	79.8%
Hilton Garden Inn Raleigh, NC	155	4,447	113.80	69.1%	4,440	104.35	75.0%
Hilton Garden Inn Windsor, CT (1)	157	3,811	98.61	67.4%	3,735	97.40	66.7%
Holiday Inn/Express/Select
Holiday Inn at Tinton Falls, NJ	174	4,375	108.35	63.6%	4,558	102.04	70.1%
Holiday Inn Express Abingdon, VA	81	1,499	74.36	68.2%	1,361	70.47	65.2%
Holiday Inn Express Clearwater, FL	126	2,358	76.44	66.7%	2,079	63.73	70.2%
Holiday Inn Secaucus, NJ	161	5,374	115.95	78.9%	3,962	106.92	78.0%
Holiday Inn Select Garland, TX	242	2,859	59.18	54.3%	2,619	58.60	50.5%
Homewood Suites
Homewood Suites Alpharetta, GA	112	2,479	89.57	67.7%	2,393	87.06	67.1%
Homewood Suites Cary, NC	150	3,493	90.66	70.4%	3,409	85.72	72.4%
Homewood Suites Durham, NC	96	2,529	99.18	72.8%	2,462	88.14	79.5%
Homewood Suites Houston, TX	92	2,729	101.62	80.0%	2,509	100.78	73.9%
Homewood Suites Lake Mary, FL	112	3,249	96.63	82.3%	3,003	88.32	83.0%
Homewood Suites Phoenix, AZ	126	2,539	83.93	65.8%	2,437	78.38	67.4%
Homewood Suites Raleigh, NC	137	3,435	94.88	72.4%	3,328	90.36	73.5%
Quality Suites
Quality Suites Charleston, SC	168	3,614	80.66	73.1%	4,075	79.00	83.9%
Residence Inn
Residence Inn Phoenix, AZ	168	3,385	88.20	62.6%	3,026	79.67	61.8%
Towneplace Suites
Towneplace Suties Austin, TX (4)	127	351	69.62	64.0%	—	—	0.0%
Towneplace Suties Birmingham, AL (4)	127	443	77.56	72.5%	—	—	0.0%
Towneplace Suties Bryan, TX (4)	94	270	79.57	58.2%	—	—	0.0%
Towneplace Suties Houston, TX (Northwest) (4)	128	389	73.88	66.3%	—	—	0.0%
Towneplace Suties Houston, TX (Clearlake) (4)	94	328	75.97	74.0%	—	—	0.0%

Total for 49 Hotels	6,720	$133,385	$87.52	68.3%	$119,299	$81.55	68.9%

(1)	Purchased the remaining equity interests in these hotels in March 2004, thus they are now wholly owned.

(2)	Purchased in December 2004.

(3)	Purchased in August 2005.

(4)	Purchased in October 2005.

In addition to our wholly owned hotels, we maintain investments in joint ventures that in the aggregate owned interests in seven operating hotels as of December 31, 2005. The following table sets forth certain unaudited information about the hotels owned through joint ventures with third parties for the years ended December 31, 2005 and 2004 (room revenue in thousands):

		2005			2004

	Number
	of	Room	Average	Occupancy	Room	Average	Occupancy
Hotel Name (Percentage owned by Company)	Rooms	Revenue	Daily Rate	Percentage	Revenue	Daily Rate	Percentage

Consolidated
Courtyard by Marriott Chapel Hill, NC (48.78%) (3)	147	$4,117	$108.73	70.6%	$742	$98.62	50.7%
Stanley Hotel Estes Park, CO (60%) (4)	138	1,829	159.94	55.6%	—	—	0.0%
Hampton Inn Ponte Vedra, FL (49%)	118	2,936	96.98	70.3%	2,875	80.41	82.8%

Total Consoldiated Joint Ventures	403	$8,882	$111.62	67.8%	$3,617	$83.57	74.6%

Unconsolidated (13.05%)
Courtyard by Marriott Shelton, CT (1)	158	$3,313	$105.36	53.5%	$1,791	$81.06	45.0%
Fairfield Inn & Suites West Des Moines, IA	102	2,059	77.03	71.8%	1,961	71.53	73.4%
Springhill Suites by Marriott Houston, TX	190	4,161	79.20	75.6%	2,160	71.32	43.3%
Springhill Suites by Marriott West Des Moines, IA (2)	95	1,605	86.29	52.5%	443	65.94	57.9%

Total Unconsolidated Joint Ventures	545	$11,138	$86.13	64.4%	$6,355	$73.45	51.5%

(1)	Acquired February 2004 as a Ramada hotel. Began operations as a Courtyard by Marriott hotel beginning February 2005.

(2)	Acquired September 2004 as a Quality Suites hotel. Began operations as a Springhill Suites by Marriott hotel beginning April 2005.

(3)	Opened September 2004.

(4)	Acquired August 2005.
In addition to the operating hotels the Company also develops hotels for its own account and through joint ventures. During 2005, the Company began construction on four hotels (See Notes 6 and 7 to the Consolidated Financial Statements). As of December 31, 2005, the Company had invested $25.1 million in the four properties under development.
Item 3. LEGAL PROCEEDINGS.
The Company currently is not involved in any legal proceedings, other than routine litigation incidental to the Company’s business, nor are any such proceedings known to be contemplated by governmental authorities. Alliance, who managed 42 of the Company’s hotels as of December 31, 2005, has advised the Company that there are no such proceedings known to be contemplated by governmental authorities, and it currently is not involved in any material pending litigation, other than routine litigation arising in the ordinary course of business, substantially all of which is expected to be covered by liability insurance. None of the other hotel management companies have advised the Company that there are any such proceedings known to be contemplated by governmental authorities, or that they currently are involved in any material pending litigation.
Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
No matters were submitted to a vote of the Company’s security holders during the fourth quarter of the fiscal year ended December 31, 2005.

Our Executive Officers
The following is a list of names, ages and backgrounds of our current executive officers:
Charles M. Winston, 76 has served as Chairman of the Board of Directors since March 15, 1994. Mr. Winston is a native of North Carolina and a graduate of the University of North Carolina at Chapel Hill with an A.B. degree. Mr. Winston has more than 40 years of experience in developing and operating full service restaurants and hotels. Mr. Winston is Robert Winston’s father.
Robert W. Winston, III, 44 has served as Chief Executive Officer and Director of the Company since March 15, 1994. Mr. Winston served as the Company’s President from March 15, 1994 through January 14, 1999 and from November 9, 2002 through November 4, 2003. Mr. Winston also served as Secretary for the periods from March 1994 through May 1995 and from October 1997 until May 5, 1998. Mr. Winston is a native of North Carolina and a graduate of the University of North Carolina at Chapel Hill with a B.A. degree in economics. Mr. Winston is Charles Winston’s son.
Joseph V. Green, 55 has served as President of the Company since November 4, 2003, as Executive Vice President and Chief Financial Officer since May 18, 1999 and as Secretary since November 9, 2002. Mr. Green has also served as Executive Vice President — Acquisitions and Finance from January 1, 1998 through May 18, 1999, after having advised the Company on matters regarding hotel acquisitions and finance since 1993, including the initial public offering of the Company. Mr. Green is a graduate of East Carolina University, was awarded his J.D. degree from Wake Forest University School of Law and received a Master of Laws in Taxation from Georgetown University.
Kenneth R. Crockett, 49 was appointed Executive Vice President and Chief Development Officer effective January 1, 2006. He had served as Chief Operating Officer of the Company since November 4, 2003. Mr. Crockett served as the Company’s Executive Vice President of Development from January 1998 through November 5, 2003 and also served as the Company’s Senior Vice President of Development from September 1995 through January 1998. Mr. Crockett is a graduate of the University of North Carolina at Chapel Hill with a B.S. degree in Business Administration. Prior to joining the Company, Mr. Crockett was an Associate Partner for project development in commercial real estate at Capital Associates, a real estate development firm located in Raleigh, North Carolina.
Brent V. West, 38 has served as Vice President and Chief Accounting Officer since October 2002. He joined the Company as Vice President and Controller in September 1997 and served as Vice President of Finance and Controller from May 1999 through October 2002. Mr. West began his career with KPMG and prior to joining the Company, held the position of Corporate Controller for Coastal Physician Group, Inc. Mr. West is a CPA and is a graduate of Plattsburgh State University College, Plattsburgh, New York, with a B.S. degree in Accounting.

PART II.

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
Market Price of and Dividends on the Registrant’s Common Equity
The Company’s common stock is listed on the New York Stock Exchange (“NYSE”) under the symbol “WXH.” As of December 31, 2005 and 2004, respectively, the closing price of the Company’s common stock was $9.90 and $11.81. As of March 10, 2006, the Company had approximately 12,000 holders of record of its common stock. The following table sets forth, for the indicated periods, the high and low closing sale prices for the common stock on the NYSE and the cash distributions declared per share:

			Cash Distribution Declared
	Price Range		Per Common Share

	High	Low
2005
First Quarter	$11.91	$10.95	$0.15
Second Quarter	11.78	10.20	0.15
Third Quarter	11.84	9.82	0.15
Fourth Quarter	10.38	9.47	0.15

2004
First Quarter	$11.24	$9.92	$0.15
Second Quarter	10.83	8.24	0.15
Third Quarter	11.24	10.02	0.15
Fourth Quarter	11.81	10.58	0.15

To maintain our qualification as a REIT, we intend to make annual distributions to our shareholders of at least 90% of our taxable income (which does not necessarily equal net income as calculated in accordance with generally accepted accounting principles). Distributions will be authorized by our Board of Directors and declared by us based upon a variety of factors deemed relevant by our directors, and no assurance can be given that our dividend policy will not change in the future. Our ability to pay distributions to our shareholders will depend, in part, upon our receipt of distributions from our operating partnership, which may depend upon receipt of lease payments with respect to our properties from the indirect, wholly owned subsidiaries of our operating partnership and, in turn, upon the management of our properties by our management companies.
Securities Authorized for Issuance Under Equity Compensation Plans
Equity Compensation Plan Information
The following table sets forth information as of December 31, 2005 with respect to compensation plans under which equity securities of the Company are authorized for issuance. The Company has no such plans that were not approved by security holders.

	Number of securities to be	Weighted average	Number of securities remaining
	issued upon exercise of	exercise price of	available for future issuance
	outstanding options,	outstanding options,	under equity compensation
Plan Category	warrants and rights	warrants and rights	plans

Equity compensation plans approved by security holders	100,000	$11.18	1,668,543

The Company has not sold any of its unregistered equity securities or purchased any of its registered equity securities in the twelve months ended December 31, 2005.

Item 6. SELECTED FINANCIAL DATA.
The following table sets forth selected financial information for the Company that has been derived from the financial statements and notes thereto. This information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Consolidated Financial Statements and notes thereto included elsewhere in this report.

(in thousands, except per share amounts)

Years Ended December 31,	2005	2004	2003	2002	2001

Operating Data: (a) (b)
Total revenue	$151,030	$129,462	$114,004	$81,578	$48,129
Income from continuing operations	18,341	17,104	10,317	1,193	8,495
Income (loss) from continuing operations available to common shareholders	10,981	8,069	3,379	(5,745)	1,557
Income (loss) from continuing operations per common share	0.42	0.31	0.16	(0.30)	0.09
Net income (c)	5,253	16,883	7,705	902	10,485
Net income (loss) available to common shareholders (c)	(2,107)	7,848	767	(6,036)	3,547
Net income (loss) per common share - basic and fully diluted (c)	$(0.08)	$0.30	$0.03	$(0.31)	$0.21
Weighted average number of common shares — basic	26,302	26,224	21,770	19,308	16,926
Weighted average number of common shares — diluted	27,680	27,555	23,086	19,308	18,239
Distributions per common share	$0.60	$0.60	$0.60	$0.60	$0.99

Balance Sheet Data (at end of period) (b):
Total assets	$527,693	$424,380	$387,261	$357,442	$376,904
Total debt	257,770	154,925	120,484	138,706	170,584
Shareholders’ equity	223,211	240,241	231,934	194,515	184,205

(a)	As a result of the acquisition of the leasehold interest for 47 hotels from Interstate Hotels & Resorts, Inc effective July 1, 2002, the assumption of the leasehold interest for two hotels from Intercontinental Group on July 1, 2003 and the acquisition of the leasehold interest for one hotel from Prime Hospitality Corp. in March 2004, none of the Company’s wholly owned hotels remain under a long-term lease with a third party. In addition, the acquisition price of $17.7 million to acquire the leases from Interstate was expensed in 2002. As such, there is limited comparability between the 2005, 2004, 2003, 2002 and 2001 selected data.

(b)	The Company sold and acquired various hotels during the past five years (See Notes 5 and 6 to the Consolidated Financial Statements for details on the activities during the last three years). Also per the provisions of FASB Interpretation No. 46, “Consolidation of Variable Interest Entities,” the Company consolidated the results of some of its joint ventures as of December 31, 2003 (See Note 7 to Consolidated Financial Statements). As such, there is limited comparability between the 2005, 2004, 2003, 2002 and 2001 selected data.

(c)	For 2005, 2004 and 2003 net income, net income (loss) available to common shareholders and net income (loss) available to common shareholders per common share included non-cash impairment charges of $12.4 million, $0.4 million and $2.4 million (net of allocation to minority interest), respectively. As such, there is limited comparability between the 2005 amounts and those of, 2004, 2003, 2002 and 2001.
Funds From Operations (“FFO”)
The Company reports FFO in accordance with the definition of NAREIT. NAREIT defines FFO as net income (loss) (determined in accordance with generally accepted accounting principles, or “GAAP”), excluding gains (losses) from sales of property, plus depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures (which are calculated to reflect FFO on the same basis). The Company further subtracts preferred stock dividends and loss on redemption of Series A preferred stock from FFO to calculate FFO available to common shareholders. FFO available to common shareholders is a performance measure used by the Company in its budgeting and forecasting models; it is discussed during Board meetings, and is considered when making decisions regarding acquisitions, sales of properties and other investments, and as a metric used in determining executive compensation. Actual results are compared to budget and forecast on a monthly basis. The calculation of FFO and FFO available to common shareholders may vary from entity to entity, and as such, the presentation of FFO and FFO available to common shareholders by the Company may not be comparable to other similarly titled measures of other reporting companies. FFO and FFO available to common shareholders are not intended to represent cash flows for the period. FFO and FFO available to common shareholders have not been presented as an alternative to net income, and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP.
FFO is a supplemental industry-wide measure of REIT operating performance, the definition of which was first proposed by NAREIT in 1991 (and clarified in 1995, 1999 and 2002) in response to perceived drawbacks associated with the presentation of net income under GAAP as applied to REITs. Since the introduction of the definition by NAREIT, the term has come to be widely used by REITs. Historical cost accounting for real estate assets implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values instead have historically risen or fallen with market conditions, most industry investors have considered presentations of operating results for real estate companies that use historical GAAP cost accounting to be insufficient by themselves. Accordingly, the Company believes FFO and FFO available to common shareholders (combined with the Company’s primary GAAP presentations required by the SEC) help improve our investors’ ability to understand the Company’s operating performance. Shown below is a reconciliation and calculation of net income to FFO and FFO available to common shareholders.

(in thousands)

Years Ended December 31,	2005 (a)	2004	2003	2002	2001

Net income (b)	$5,253	$16,883	$7,705	$902	$10,485
(Gain) loss on sale of discontinued operations	(383)	(16)	—	764	682
Gain on sale of unconsolidated joint venture hotel	(551)	—	—	—	—
Cumulative effect of change in accounting principle	382	—	448	—	—
Minority interest in Partnership allocation of income (loss)	(96)	398	224	(399)	118
Minority interest in Partnership allocation of gain (loss) on sale of discontinued operations	17	1	—	(46)	—
Minority interest in Partnership allocation of gain on sale of unconsolidated joint venture hotel	26	—	—	—	—
Minority interest in Partnership allocation of income (loss) from discontinued operations	(33)	9	19	33	154
Minority interest in Partnership allocation of cumulative effect of change in accounting principle	(18)	—	(20)	—	—
Depreciation	16,962	15,222	15,078	16,083	16,474
Depreciation from discontinued operations	1,302	2,189	2,799	3,702	4,318
Depreciation from joint ventures	889	501	855	801	563

FFO (b)	23,750	35,187	27,108	21,840	32,794

Loss on redemption of Series A preferred stock	—	(1,720)	—	—	—
Preferred stock dividend	(7,360)	(7,315)	(6,938)	(6,938)	(6,938)

FFO Available to Common Shareholders (b)	$16,390	$26,152	$20,170	$14,902	$25,856

(a)	For 2005, net income, FFO and FFO available to common shareholders include a non-cash impairment charge of $12.4 million (net of allocation to minority interest). Excluding this impairment charge, net income, FFO and FFO available to common shareholders would have been $18.0 million, $36.1 million and $28.8 million, respectively.

(b)	See the notes to the selected financial data above for further items that limit comparability between the 2005, 2004, 2003, 2002 and 2001 net income, FFO and FFO available to common shareholders.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS. ($in thousands, except per share amounts)
The following Management’s Discussion and Analysis contains forward-looking statements that involve estimates, projections, goals, forecasts, assumptions, risks and uncertainties that could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. Please review PART I, Item 1A “Risk Factors” and “SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS” for a discussion of the factors that may impact any such forward-looking statements made herein. Management’s Discussion and Analysis should be read in conjunction with the Consolidated Financial Statements.
OVERVIEW
Winston Hotels, Inc. (the “Company”), headquartered in Raleigh, North Carolina, owns and develops hotel properties directly and through joint ventures, provides and acquires hotel loans, and provides hotel development and asset management services. The Company operates so as to qualify as a real estate investment trust (“REIT”) for federal income tax purposes. The Company operates in two business segments within the lodging industry: Hotel Ownership and Hotel Financing. The Hotel Ownership segment and Hotel Financing segment revenues for the year ended December 31, 2005, were $151.0 million and $6.6 million, respectively. The Hotel Ownership segment and Hotel Financing segment assets as of December 31, 2005, were $488.5 million and $39.2 million, respectively.
Hotel Ownership
The Company’s Hotel Ownership segment’s primary source of revenue is room revenue generated from hotels it either wholly owns or owns an interest in through joint ventures. The Company also generates revenue through food and beverage, telephone, parking, and other incidental sales at its hotels. Operating expenses consist of the costs to provide these services as well as corporate general and administrative costs, real and personal property taxes, property and casualty insurance costs, income taxes of our consolidated taxable REIT subsidiary, depreciation, amortization, and other costs. The Company has significant fixed costs associated with owning and operating hotels, which do not necessarily decrease when market factors cause a reduction in revenue for the property. As a result, changes in revenue per available room (“RevPAR”) can result in a greater percentage change in the Company’s earnings and cash flows.
The Company uses several key indicators to evaluate the performance of its Hotel Ownership business, primarily RevPAR, operating margin and FFO.
RevPAR, or revenue per available room, is a commonly used measure within the hotel industry to evaluate hotel operations. RevPAR is determined by multiplying average daily rate (“ADR”) (actual daily revenue at a hotel divided by the total number of rooms sold) by occupancy percentage for any given period. RevPAR does not include food and beverage or other ancillary revenues, such as parking, telephone, or other guest services generated by the property. Throughout 2005, strong economic growth in the United States economy combined with improved business demand led to RevPAR growth throughout the lodging industry. Our 2005 RevPAR increased 7.3% from $58.32 to $62.59 due to improving market conditions.
Operating margin is determined by dividing gross operating profit, for the hotels, by total revenue. Our 2005 operating margins decreased slightly to 42.3% from 42.7% in the same period for the previous year.
FFO and FFO available to common shareholders are also supplemental industry-wide measures of REIT operating performance. For 2005, FFO available to common shareholders decreased to $16.4 million compared to $26.2 million for 2004. The Company evaluates these measures in light of unusual events during the years to make a normalized comparison for purposes of comparability. Excluding the effects of non-cash impairment charges and non-cash income tax expense/benefits in both years, as well as non-recurring items in both years including the effects of the redemption of the Series A Preferred Stock in 2004, the non-recurring lease agreement acquisition income earned in 2004, and the additional interest income relating to the early payoff of the Cornhusker, Baltimore, Tampa and Kauai hotel loans in 2005, FFO available to common shareholders would have been $28.3 million for 2005 versus $25.8 million for 2004.
Hotel Financing
The Company’s Hotel Financing segment generates interest income from hotel loans that it originates or acquires. During 2005, the Company issued five hotel loans totaling $23.1 million and four hotel loans, totaling $16 million were paid off early. As of December 31, 2005, the Company had nine loans outstanding, representing loans receivable totaling $38.1 million and interest receivables totaling approximately $1.1 million (See Note 8 to the

Consolidated Financial Statements). The Company does not hold an ownership interest in any of the hotels for which it has provided financing. The Company plans to continue to expand its hotel lending business in the future. The Company’s hotel loan program is designed to provide loans to the hotel industry, primarily by either originating single loans, purchasing participations or subordinate pieces of loans originated by others or through the purchase of the first loss piece of collateralized mortgage backed securities (“CMBS”) transactions, which typically contain multiple hotel properties. The first loss piece is collateralized by the respective underlying hotels and is not securitized. However, the Company may also issue whole loans and then potentially sell the senior portion of the loan. The Company’s loan amount is typically 10% to 25% of the project’s all-in cost, ranging from approximately $1 million to approximately $20 million. The Company will primarily provide financing between 60% and 85% of the lesser of the project’s all-in cost or fair market value. Loans will typically be issued for hotels with between 100 and 450 rooms. We continue to seek additional prudent financing opportunities where the Company can capitalize on its hotel underwriting and development expertise. The Company expects to use a portion of the availability under its $215 million line of credit (the “GE Line”) with General Electric Capital Corporation (“GECC”), the $50 million repurchase agreement with Marathon Structured Finance Fund, LP (“Marathon”) and other financings to provide loans to the hotel industry.
Strategy and Forecasted Operating Conditions
Based on our primary business objectives and forecasted operating conditions, our key priorities or financial strategies include, among other things:
Improving Results at Our Hotels.
•	The Company seeks to direct our hotel managers to increase revenues and minimize operating costs. Forecasts for the lodging industry continue to be favorable and the Company believes the improving trends in the lodging industry create the opportunity for improvements in the operating results of its hotels in 2006.

•	The Company also implements selective capital improvements designed to increase profitability consistent with franchisor standards and mandates. During the year ended December 31, 2005, the Company spent $15.6 million for capital improvement at, its hotels. The Company expects total capital expenditures for improvements during 2006 of approximately $15 million, including approximately $7.3 million for franchisor mandated items.
Improving Our Hotel Portfolio.
•	The Company is focused on acquiring hotels with a favorable current yield and an opportunity for appreciation. During 2005, the Company acquired six Marriott-branded hotels, the Hampton Inn & Suites in Baltimore’s Inner Harbor and a 60 percent ownership interest in the Stanley Hotel in Estes Park, Colorado. The Company focuses on acquiring additional hotels, or ownership interests in hotels, with strong national franchise affiliations or hotel properties with the potential to obtain these franchise affiliations in the “full service,” “extended stay,” “mid-scale without food and beverage,” “upscale,” and “upper upscale” market segments.

•	The Company also has the in-house capability to develop hotels. In 2005, the Company began construction on four hotels at an expected total cost of an aggregate of approximately $62 million. The Company expects two to open in 2006, and the other two to open early 2007. The Company was also designated a preferred developer for the new select-service aloft brand by Starwood and is currently reviewing several potential development sites on which it can build and own aloft-branded hotels. As the cost of building a new hotel in many markets is now comparable to, or lower than, prices for existing hotels the Company is continually looking to develop additional hotel properties.

•	The Company intends to sell older, underperforming hotels or hotels that the Company believes no longer meet the Company’s yield objectives and investing the funds in selected hotel development, acquisitions of hotels and hotel loans. During 2005, the Company sold three hotels for aggregate net proceeds of $11.5 million. The Company recorded a $12.4 million (net of allocation to minority interest) non-cash impairment charge in the third quarter relating to two hotels. On November 4, 2005, the Company’s Board of Directors adopted a formal plan to sell the two hotels. Accordingly, both of these hotels are classified as “assets held for sale” on the Company’s Consolidated Balance Sheet and are included in discontinued operations on the Company’s Consolidated Statements of Operations. Should the Company complete a sale of these hotels, there can be no assurance that the net proceeds from sale will equal the Company’s carrying value, in which case an additional impairment charge may be necessary at that time.
Expanding Our Hotel Loan Program.
•	A key element of the Company’s strategy is originating or acquiring hotel loans. The Company has an active pipeline to originate or acquire additional hotel loans during 2006. During 2005, the Company announced a program with GE Commercial Franchise Finance (“GEFF”) to provide a highly streamlined, cost-effective loan program for hoteliers. In February of 2006 the Company closed on its first loan in conjunction with this program.
The Company has active pipelines in all of its growth strategies and anticipates consummating accretive transactions in 2006. However, timing of complex financings, acquisitions and development transactions is very difficult to predict with reasonable accuracy.
RESULTS OF OPERATIONS
2005 COMPARED TO 2004 AND 2004 COMPARED TO 2003
HOTEL OWNERSHIP SEGMENT
Revenues
The following table illustrates key operating statistics of our portfolio:

				2005 vs. 2004	2004 vs. 2003
Years Ended December 31, (a)	2005	2004	2003	Percentage Change	Percentage Change

Hotel room revenues	$136,472	$117,475	$102,301	16.2%	14.8%
RevPAR	$62.59	$58.32	$54.32	7.3%	7.4%
Occupancy	68.9%	69.7%	67.7%	-1.1%	3.0%
Average daily rate (ADR)	$90.89	$83.64	$80.27	8.7%	4.2%

(a)	Includes all owned or partially owned consolidated hotels, excluding discontinued operation as of December 31, 2005.
Room – Room revenue increased $18,997, or 16.2%, from $117,475 for the year ended December 31, 2004 to $136,472 for the year ended December 31, 2005. In September 2004, one of the joint ventures in which the Company has invested opened the Chapel Hill, North Carolina Courtyard by Marriott. In December 2004, the Company purchased the Roanoke, Virginia Courtyard by Marriott. In August 2005, another of the joint ventures in which the Company has invested purchased the 138-room Stanley Hotel in Estes Park, Colorado. In September 2005, the Company acquired the 116-room Hampton Inn & Suites Baltimore Inner Harbor in Maryland. In October 2005, the Company acquired six hotels with an aggregate of 698 rooms. These hotels are collectively the “2005 Hotels”. In March 2004, the Company acquired the lease for the Secaucus, New Jersey Holiday Inn from a third party lessee (“Secaucus”). The additional room revenue generated by this hotel together with the 2005 Hotels, (collectively the “New Hotels”), for the year ended December 31, 2005 as compared to the year ended December 31, 2004, totaled $13,943. The increase in room revenues was also due, in part, to an increase in RevPAR of 7.3% from $58.32 for the year ended December 31, 2004 to $62.59 for the year ended December 31, 2005 due to improving market conditions. Occupancy rates decreased 1.1%, from 69.7% for the year ended December 31, 2004 to 68.9% for the year ended December 31, 2005, and the ADR increased 8.7%, from $83.64 for the year ended December 31, 2004 to $90.89 for the year ended December 31, 2005. During 2005, strong economic growth combined with improved business demand led to the growth in RevPAR.

Room revenue increased $15,174, or 14.8%, from $102,301 for the year ended December 31, 2003 to $117,475 for the year ended December 31, 2004. The increase was due in part, to the acquisition of the Secaucus leasehold interest in March 2004. The increase was also due to the adoption of Financial Accounting Standard Board (“FASB”) Interpretation No. 46 (revised December 2003) “Consolidation of Variable Interest Entities” (“FIN 46R”), which required the consolidation of the operating results of certain joint ventures beginning January 1, 2004 (See Note 7 to the Consolidated Financial Statements). The increase in room revenues was also due, in part, to an increase in RevPAR of 7.4% from $54.32 for the year ended December 31, 2003 to $58.32 for the year ended December 31, 2004 due to improving market conditions. Occupancy rates increased 3.0%, from 67.7% for the year ended December 31, 2003 to 69.7% for the year ended December 31, 2004, and the ADR increased 4.2%, from $80.27 for the year ended December 31, 2003 to $83.64 for the year ended December 31, 2004.
Food and Beverage – Food and beverage revenue increased $2,650 from $7,589 for the year ended December 31, 2004 to $10,239 for the year ended December 31, 2005. The additional food and beverage revenue generated by the New Hotels for the year ended December 31, 2005 as compared to the year ended December 31, 2004 totaled $2,558. Excluding these properties, food and beverage revenues were consistent with the same periods in the prior year. Food and beverage revenue increased $1,972 from $5,617 for the year ended December 31, 2003 to $7,589 for the year ended December 31, 2004. The increase was due primarily to the acquisition of the Secaucus leasehold interest in March 2004 and the adoption of FIN 46R, which required the consolidation of the operating results of certain joint ventures beginning January 1, 2004.
Other Operating Departments – Other operating departments’ revenue increased $553 from $3,516 for the year ended December 31, 2004 to $4,069 for the year ended December 31, 2005. The additional other operating departments’ revenue generated by the New Hotels for the year ended December 31, 2005 as compared to the year ended December 31, 2004 totaled $590. These increases were offset by lower telephone revenue as cellular phone use continues to reduce the demand for this service. Other operating departments’ revenue remained consistent and decreased $71 from $3,587 for the year ended December 31, 2003 to $3,516 for the year ended December 31, 2004.
Percentage Lease Revenue – The Company was no longer the lessor under any hotel leases with unrelated third parties and therefore it did not have any percentage lease revenue for the year ended December 31, 2005 and will no longer report percentage lease revenue. In March 2004, the Company acquired the lease for the Secaucus, New Jersey Holiday Inn from a third party lessee. Therefore percentage lease revenue for the year ended December 31, 2003 included twelve months of percentage lease revenue while percentage lease revenue for the year ended December 31, 2004 included only three months.
Expenses
Rooms – Rooms expenses increased $4,064 from $25,822 for the year ended December 31, 2004 to $29,886 for the year ended December 31, 2005. The additional room expense generated by the New Hotels for the year ended December 31, 2005, as compared to the year ended December 31, 2004 totaled $2,826. The remaining increase in rooms expenses was due primarily to increases in labor costs, travel agent commissions and complimentary food and beverage costs. The increase in these costs was consistent with the increase in room revenue, excluding the impact of the New Hotels, for the year ended December 31, 2005 as compared to the year ended December 31, 2004. Rooms expenses increased $2,725 from $23,097 for the year ended December 31, 2003 to $25,822 for the year ended December 31, 2004. The increase was due primarily to the acquisition of the Secaucus leasehold interest in March 2004 and the adoption of FIN 46R, which required the consolidation of the operating results of certain joint ventures beginning January 1, 2004. The increase was also a result of increases in various operating expenses consistent with the increase in occupancy.
Food and Beverage – Food and beverage expenses increased $1,982 from $5,715 for the year ended December 31, 2004 to $7,697 for the year ended December 31, 2005. Excluding the impact of the New Hotels, expenses were consistent with the same periods in the prior year. Food and beverage expenses increased $1,443 from $4,272 for the year ended December 31, 2003 to $5,715 for the year ended December 31, 2004. The increase was due primarily to the acquisition of the Secaucus leasehold interest in March 2004 and the adoption of FIN 46R, the consolidation of the operating results of certain joint ventures beginning January 1, 2004.
Other Operating Departments – Other operating costs increased $438 from $2,632 for the year ended December 31, 2004 to $3,070 for the year ended December 31, 2005. Excluding the impact of the New Hotels, costs were consistent with prior year. Other operating costs increased slightly from $2,547 for the year ended December 31, 2003 to $2,632 for the year ended December 31, 2004.

Property Operating – Property operating costs increased $4,031 from $25,705 for the year ended December 31, 2004 to $29,736 for the year ended December 31, 2005. The additional property operating costs generated by the New Hotels for the year ended December 31, 2005 as compared to the year ended December 31, 2004 totaled $3,162. The remaining increase was primarily due to increases in utilities, caused by higher fuel prices, and various administrative and general expenses, including labor costs and credit card commissions. Property operating costs increased $4,356 from $21,349 for the year ended December 31, 2003 to $25,705 for the year ended December 31, 2004. The increase was due primarily to the acquisition of the Secaucus leasehold interest in March 2004 and the adoption of FIN 46R, which required the consolidation of the operating results of certain joint ventures beginning January 1, 2004.
Real Estate Taxes and Property and Casualty Insurance – Real estate taxes and property casualty insurance costs increased $890 from $6,148 for the year ended December 31, 2004 to $7,038 for the year ended December 31, 2005. The 2005 Hotels contributed to $490 of the increase with the remaining change primarily due to an increase in property taxes due to higher real estate values at certain of our hotels. Real estate taxes and property casualty insurance costs increased $572 from $5,576 for the year ended December 31, 2003 to $6,148 for the year ended December 31, 2004. The increase was due primarily to the adoption of FIN 46R, which required the consolidation of the operating results of certain joint ventures beginning January 1, 2004.
Franchise Costs – Consistent with the increase in room revenues, franchise costs increased $1,418 from $8,492 for the year ended December 31, 2004 to $9,910 for the year ended December 31, 2005. The additional franchise costs generated by the New Hotels for the year ended December 31, 2005 as compared to the year ended December 31, 2004 totaled $776. Consistent with the increase in room revenues franchise costs increased $1,136 from $7,356 for the year ended December 31, 2003 to $8,492 for the year ended December 31, 2004. The increase was due primarily to the acquisition of the Secaucus leasehold interest in March 2004 and the adoption of FIN 46R, which required the consolidation of the operating results of certain joint ventures beginning January 1, 2004.
Maintenance and Repair Costs – Maintenance and repair costs increased $1,263 from $6,575 for the year ended December 31, 2004 to $7,838 for the year ended December 31, 2005. The additional costs generated by the New Hotels for the year ended December 31, 2005 as compared to the year ended December 31, 2004 totaled $785. The remaining increase was due primarily to increases in labor and maintenance contracts costs. Maintenance and repair costs increased $777 from $5,798 for the year ended December 31, 2003 to $6,575 for the year ended December 31, 2004. The increase was due primarily to the acquisition of the Secaucus leasehold interest in March 2004 and the adoption of FIN 46R, which required the consolidation of the operating results of certain joint ventures beginning January 1, 2004.
Management Fees – Management fees increased $1,350 from $2,914 for the year ended December 31, 2004 to $4,264 for the year ended December 31, 2005. The additional costs generated by the New Hotels for the year ended December 31, 2005 as compared to the year ended December 31, 2004 totaled $607. The remaining increase was due to higher room revenue. Management fees increased $511 from $2,403 for the year ended December 31, 2003 to $2,914 for the year ended December 31, 2004. The increase was due primarily to the acquisition of the Secaucus leasehold interest in March 2004 and the adoption of FIN 46R, which required the consolidation of the operating results of certain joint ventures beginning January 1, 2004.
Depreciation and Amortization – Depreciation increased $2,328 from $15,957 for the year ended December 31, 2004 to $18,285 for the year ended December 31, 2005. The additional depreciation generated by the New Hotels for the year ended December 31, 2005 as compared to the year ended December 31, 2004 totaled $1,501. The remaining increase was due to additions outpacing the amount of assets exceeding their useful life. Amortization expense increased $114 from $1,405 for the year ended December 31, 2004 to $1,519 for the year ended December 31, 2005 primarily due to amortization of additional deferred acquisition and financing costs.
Depreciation increased $878 from $15,079 for the year ended December 31, 2003 to $15,957 for the year ended December 31, 2004. The increase was due primarily to the acquisition of the Secaucus leasehold interest in March 2004 and the adoption of FIN 46R, which required the consolidation of the operating results of certain joint ventures beginning January 1, 2004. Amortization expense increased $452 from $953 for the year ended December 31, 2003 to $1,405 for the year ended December 31, 2004 due to the capitalization of financing costs to establish a $50 million master repurchase agreement with Marathon (See Note 10 to the Consolidated Financial Statements).
Percentage Lease Expense – This expense represented the lease expense Barclay, as lessee, paid to third party owners of two joint venture hotels, including the Evanston, IL Hilton Garden Inn and the Ponte Vedra, FL Hampton Inn. Beginning January 1, 2004, the operating results of these two joint ventures have been consolidated thereby eliminating this expense.

Lease/Management Agreement Acquisition - Effective July 1, 2003, the Company, through Barclay, terminated its management agreements with Interstate Management & Investment Company by paying a termination fee of $1,300, which was expensed in the third quarter of 2003.
Interest Expense – Total interest expense increased $4,476 from $7,157 for the year ended December 31, 2004 to $11,633 for the year ended December 31, 2005. The weighted average outstanding debt balance for the Company’s lines of credit and fixed rate mortgage loan with GE Capital Corporation, (collectively, the “Corporate Debt Facilities”) increased from $103,439 for the year ended December 31, 2004 to $152,358 for the year ended December 31, 2005, while the weighted average interest rate for the Corporate Debt Facilities increased from 6.04% to 6.70% for the same periods. The increase in the weighted average outstanding debt balance for the Company’s Corporate Debt Facilities is primarily due to the 2005 hotel acquisitions offset by the proceeds from the 2005 hotel sales (See Notes 5, 6 and 10 to the Consolidated Financial Statements). In addition to a greater outstanding debt balance and higher weighted average interest rate, increases in interest expense were also due to additional interest expense totaling $647 related to the first mortgage loan on the Chapel Hill, NC Courtyard by Marriott hotel that opened in September 2004, and additional interest expense totaling $341 related to the first mortgage loan on the Stanley Hotel in Estes Park, Colorado that was acquired in August 2005.
Total interest expense decreased $100 from $7,257 for the year ended December 31, 2003 to $7,157 for the year ended December 31, 2004. Weighted average interest rates for the Corporate Debt Facilities increased from 5.55% for the year ended December 31, 2003 to 6.04% for the year ended December 31, 2004 and the weighted average outstanding debt balance for the Company’s Corporate Debt Facilities declined from $130,807 to $103,439. The weighted average outstanding debt balance for the Company’s Corporate Debt Facilities decreased primarily due to the sale of 6.038 million shares of common stock in September and October of 2003. The Company used the net cash proceeds totaling $50,500 to repay the then outstanding debt balance. Interest expense discussed here references total Company interest expense. As noted below, a portion of this interest expense was allocated to the Hotel Financing segment (See “Hotel Financing Segment” below for further discussion of interest expense).
(Income) Loss Allocation to Minority Interest in Consolidated Joint Ventures – These amounts represent the minority equityholders’ share of net (income) loss of the consolidated joint ventures. (Income) loss allocation to minority interest increased $155 from ($255) for the year ended December 31, 2004 to ($410) for the year ended December 31, 2005. The additional (income) loss allocation to minority interest related to the joint ventures that own the Hampton Inn & Suites Baltimore Inner Harbor in Maryland, the Stanley Hotel and the Chapel Hill, NC Courtyard by Marriott, for the year ended December 31, 2005 as compared to the year ended December 31, 2004, totaled $447. These increases were offset by the inclusion of the joint venture that owned the Evanston Hilton Garden Inn until March 2004, and a decrease in the allocation caused by a decrease in net income of the joint venture that owns the Ponte Vedra Hampton Inn. See Note 7 to the Consolidated Financial Statements for detail of the net income (loss) for the consolidated joint ventures. (Income) loss allocation to minority interest increased $291 from $36 for the year ended December 31, 2003 to ($255) for the year ended December 31, 2004. The increase was primarily due to the adoption of FIN 46R, which required the consolidation of the operating results of certain joint ventures beginning January 1, 2004.
Income Tax Benefit (Expense) – The income tax benefit (expense) was a result of the net income (loss) experienced by the Company’s taxable REIT subsidiaries, Barclay and Barclay Holding during the respective periods. As of December 31, 2005, Barclay was the lessee for all 49 of the Company’s wholly owned hotels, while Barclay Holding held an ownership interest in the lessee entity for three for the Company’s consolidated joint ventures. As part of its tax planning strategy to fully realize its deferred tax asset, the Company restructured the operating leases between Barclay and the Company effective January 1, 2005. This restructuring of the leases resulted in a reduction in Barclay’s lease expense, which contributed to Barclay’s net income for the year ended December 31, 2005 versus a net loss for the years ended December 31, 2004 and 2003.
Equity in Income (Loss) of Unconsolidated Joint Ventures – Equity in income (loss) of unconsolidated joint ventures increased $686 from ($61) for the year ended December 31, 2004 to $625 for the year ended December 31, 2005. In December 2005, one of the Company’s unconsolidated joint ventures sold the Beachwood, OH Courtyard by Marriott hotel, which resulted in the Company receiving an allocation of $551 of the related gain. This amount was included in equity in income (loss) of unconsolidated joint ventures. Equity in income (loss) of unconsolidated joint ventures decreased $1,254 from $1,193 for the year ended December 31, 2003 to ($61) for the year ended December 31, 2004. The decrease was primarily due to the adoption of FIN 46R, which required the consolidation of the operating results of certain joint ventures beginning January 1, 2004.

HOTEL FINANCING SEGMENT
General and Administrative – General and administrative expenses were not allocated to the Hotel Financing segment, however direct expenses were tracked and included in the segment results. Expenses were consistent with the same periods in the prior years (See Note 17 to the Consolidated Financial Statements).
Interest and Other Income – Interest and other income increased $4,725 from $1,923 for the year ended December 31, 2004 to $6,648 for the year ended December 31, 2005. The increase was primarily due to additional loan interest income relating to new hotel loans that the Company has provided or purchased, including those with respect to the St. Louis, Kauai, La Posada, Albany and Miami hotels and the B-notes purchased from Lehman Brothers, as well as $258 in prepayment fees and interest related to the early payoff of the Cornhusker Square hotel loan in March 2005, $671 in interest income related to the early payoff of the Hampton Inn & Suites Baltimore Inner Harbor mezzanine loan in September 2005, and $569 in interest and appreciation of the building and $100 in prepayment fees related to the early payoff of the mezzanine loans for the Hilton Garden Inn in Tampa, Florida and the Radisson in Kauai, Hawaii in December 2005 (See “Liquidity and Capital Resources– Investing”). The Company continues its efforts to expand its hotel loan program. Interest and other income increased $1,061 from $862 for the year ended December 31, 2003 to $1,923 for the year ended December 31, 2004. The increase was primarily due to additional loan interest income relating to new hotel loans the Company issued (See “General Corporate Income and Expense” below for further discussion of Interest and Other Income). See Note 8 to the Consolidated Financial Statements for more information on the Company’s note receivables.
Interest Expense – Total interest expense was allocated to the Hotel Financing segment based on the Company’s average note receivable balance and the average borrowing rate for the line of credit. Interest expense increased $1,564 from $454 for the year ended December 31, 2004 to $2,018 for the year ended December 31, 2005. The increase was primarily due to the addition of new loans during the years ended December 31, 2005 and 2004, which increased the average note receivable balance, and the increase in LIBOR rates, which increased the average interest rate. The average outstanding note receivable balance increased from $18,765 for the year ended December 31, 2004 to $35,602 for the year ended December 31, 2005, while the average interest rate also increased from 3.80% to 6.22% for the same periods.
Interest expense increased $247 from $207 for the year ended December 31, 2003 to $454 for the year ended December 31, 2004. The increase was primarily due to the addition of new loans during the years ended December 31, 2004 and 2003, which increased the average note receivable balance, and the increase in LIBOR rates, which increased the average interest rate. The average outstanding note receivable balance increased from $5,528 for the year ended December 31, 2003 to $18,765 for the year ended December 31, 2004, while the average interest rate also increased from 3.75% to 3.80% for the same periods (See “Hotel Ownership Segment” above for further discussion of Interest Expense).
GENERAL CORPORATE INCOME AND EXPENSES
The following describes those income and expense items that were not specifically allocated to either of the Company’s reporting segments:
General and Administrative – General and administrative expense increased $1,132 from $6,798 for the year ended December 31, 2004 to $7,930 for the year ended December 31, 2005 and increased $953 from $5,845 for the year ended December 31, 2003 to $6,798 for the year ended December 31, 2004. The increase for the year ended December 31, 2005 was primarily attributable to an increase in payroll costs for additional personnel as well as increased salaries and restricted shares awarded to executive officers under the Company’s Stock Incentive Plan. The increase for the year ended December 31, 2004 was primarily attributable to increases in legal, accounting and other professional fees, and payroll costs. The increases in legal fees were primarily attributable to activity related to the Company’s unsuccessful efforts to issue loans to the hotel industry. The increase in accounting and other professional fees was due, primarily, to additional costs of complying with the Sarbanes-Oxley Act of 2002.
Interest and Other Income – Interest and other income increased $124 from $273 for the year ended December 31, 2004 to $397 for the year ended December 31, 2005 and decreased $67 from $340 for the year ended December 31, 2003 to $273 for the year ended December 31, 2004. This income consists primarily of restaurant leases in the hotels and interest on bank deposits.

Income (Loss) Allocation to Minority Interest in Partnership – Income (loss) allocation to minority interest in the Partnership for the year ended December 31, 2005 decreased versus the comparable periods of 2004. The change was consistent with the decrease in net income available to common shareholders for the period and a decrease in minority interest ownership percentage in the Partnership from 4.69% as of December 31, 2004 to 4.67% as of December 31, 2005.
Discontinued Operations – The Company recorded a $12.4 million (net of allocation to minority interest) non-cash impairment charge in the third quarter relating to two hotels. On November 4, 2005, the Company’s Board of Directors adopted a formal plan to sell the two hotels. Accordingly, both of these hotels are classified as “assets held for sale” on the Company’s Consolidated Balance Sheet and are included in discontinued operations on the Company’s Consolidated Statements of Operations. Should the Company complete a sale of these hotels, there can be no assurance that the net proceeds from sale will equal the Company’s carrying value, in which case an additional impairment charge may be necessary at that time.
The Company sold the Hilton Head, South Carolina Hampton Inn in May 2005 and recorded a gain of $470 related to the sale. The Company sold two hotels during January 2005. The Company recorded a loss of $33 related to the sale of the Chester Comfort Inn, and a loss of $54 related to the sale of the Greenville Comfort Inn. These losses were in addition to the estimated impairment losses taken for the year ended December 31, 2004 and 2003, relating to the Greenville Comfort Inn. The Company sold the Wilmington, North Carolina Hampton Inn in February 2004 and sold the Las Vegas, Nevada Hampton Inn in June 2004 for an aggregate gain of $16. The operating results of the seven properties are shown as income (loss) from discontinued operations in the respective periods (See Note 5 to the Consolidated Financial Statements).
Cumulative Effect of a Change in Accounting Principle, Net — In December 2005, the Company adopted FASB Interpretation 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”). As a result, the Company recorded the cumulative effect of a change in accounting principle of $364 for conditional asset retirement obligations primarily associated with asbestos in the Company’s hotels (See Note 2 to the Consolidated Financial Statements).
LIQUIDITY AND CAPITAL RESOURCES
Overview
The Company expects to fund its short term cash needs, including distributions to shareholders, from operating cash flow and from borrowings under the GE Line with GECC. The Company intends to continue to seek additional mezzanine loan opportunities, as well as other hotel loan opportunities in general, and to acquire and develop additional hotel properties that meet its investment criteria. The Company is continually evaluating such opportunities, as well as other investment opportunities including, but not limited to, the acquisition of assets that require substantial renovation and repositioning within a particular market. It is expected that future hotel loans and acquisitions will be financed, in whole or in part, from borrowings under the GE Line or the Marathon line of credit, additional follow-on offerings of debt or equity securities, joint venture agreements and from the net sale proceeds of hotel properties. There can be no assurances that the Company will make any further hotel loans or any investment in additional hotel properties, or that any hotel development will be undertaken, or if commenced, that it will be completed on schedule or on budget. Furthermore, there can be no assurances that the Company will be able to obtain any additional financing.
Operating
The Company finances its operations from operating cash flow, which is principally derived from the operations of its hotels. Cash flow provided by operating activities for the years ended December 31, 2005 and 2004 was $40.6 million and $38.5 million, respectively. The Company is the managing partner for a joint venture that sold a hotel in December 2005. Upon the sale, the Company received a distribution from the joint venture of $0.8 million. The remaining increase was primarily due to the timing of payments and receipts of cash from operating activities during the respective periods.
Cash flow provided by operating activities for the years ended December 31, 2004 and 2003 was $38.5 million and $25.1 million, respectively. An increase in net income and non-cash expenses contributed to $7.6 of the increase. The remaining increase is primarily due to the timing of payments and receipts of cash from operating activities during the respective periods.

Investing
Overview
The Company primarily invests in hotel properties either wholly or through joint ventures. The Company also invests funds in and collects funds from its hotel loan program. The Company’s net cash used in investing activities for the years ended December 31, 2005, 2004 and 2003 totaled $90.6 million, $61.5 million and $9.8 million, respectively. Acquiring and developing hotels and originating and acquiring hotel loans are part of the Company’s growth strategies and the implementation of those strategies has resulted in the increases in investing activity.
Investment in hotel properties
Acquiring and developing hotels with a favorable current yield and an opportunity for appreciation is one of the Company’s growth strategies. The expected total capital expenditures at the Company’s portfolio hotels for 2006, excluding development costs, are approximately $15 million, including approximately $7.3 million for franchisor mandated items. In 2005, the Company began construction on four hotels at an expected total cost of an aggregate of approximately $62 million. The Company expects two to open in 2006, and the other two to open early 2007. The expected total capital expenditures for these development projects are approximately $11 million and $26 million in 2006 and 2007, respectively. See Notes 6 and 7 to the Consolidated Financial Statements for further information on the Company’s development projects. The Company plans to fund these capital expenditures from operating cash flow, individual mortgage loans and possibly from borrowings under the GE Line, sources that are expected to be adequate to fund such capital requirements.
During the year ended December 31, 2005, the Company spent $102.2 million for the acquisition and development of, and capital improvements at, its hotels. This included approximately $16.3 million, $2.4 million and $46.9 million, net of cash acquired, for the acquisition of the Hampton Inn & Suites Baltimore Inner Harbor in Maryland, for the Company’s equity investment in the joint venture that owns the Stanley Hotel in Estes Park, Colorado, and the six hotels acquired in October 2005, respectively. This also included approximately $15.6 million for hotel related capital expenditures and approximately $20.8 million for land and other costs related to hotels under development (See Notes 6 and 7 to the Consolidated Financial Statements). The total capital expenditures for 2005, excluding the acquisition and development costs, exceeded by approximately $8.3 million the 5% of room revenues for its hotels (7% of room revenues and food and beverage revenues for one of its full-service hotels) that the Company is required to spend under its percentage leases for periodic capital improvements and the refurbishment and replacement of furniture, fixtures and equipment. These additional capital expenditures were primarily to implement capital improvements consistent with franchisor standards and mandates. These capital expenditures are in addition to amounts spent on normal repairs and maintenance which have approximated 5.74% and 5.60% of room revenues for 2005 and 2004, respectively.
During the year ended December 31, 2004 investments in the Company’s consolidated hotels totaled $36.8 million. This included $12.1 million and $3.1 million for the acquisition of the Courtyard by Marriott hotel in Roanoke, VA and a historic residential building in Kansas City, MO. purchased for redevelopment as a Courtyard by Marriott, respectively. This also included capital improvements to hotels totaling $11.9 million and $9.7 million for the development of the Courtyard by Marriott hotel in Chapel Hill, NC and the historic residential building in Kansas City, MO. During the year ended December 31, 2003, the Company spent $7.1 million in capital improvements on its hotels.
Proceeds from sale of hotel properties
During 2005, the Company’s Board of Directors authorized management to sell two hotels, which are classified as “held for sale” on the Company’s Consolidated Balance Sheet as of December 31, 2005. The properties, which are immediately available for sale, are actively being marketed for sale through a broker. Periodically, the Company considers the sale of certain other hotels that it believes appropriate to sell and if sold, would use the net sale proceeds for acquisition of additional hotels or hotel loans and for general corporate purposes.
During 2005, the Company sold three hotels for aggregate net proceeds totaling $11.5 million ($10.1 in cash and a note receivable for $1.4). During 2004, the Company sold two hotels for aggregate net proceeds totaling $10.5 million. See Note 5 to the Consolidated Financial Statements for further information on the Company’s discontinued operations.
Issuance of notes receivable
Originating or acquiring hotel loans is one of the Company’s growth strategies. The Company has an active pipeline to underwrite and acquire loans under its hotel loan program, which it expects to fund with its various credit facilities and through a repurchase agreement with Marathon. In February 2006, the Company closed on its first loan in a program with GEFF. The Company initially funded $0.6 million of the total $2.3 million first loss piece, or the “B” note, of a $12 million total loan amount for a to-be-built 140-room Hilton Garden Inn in Columbia, SC. Winston is obligated to fund the remaining $1.7 million balance of the “B” note ratably over the projected construction period that has commenced and is expected to be completed during the fourth quarter of 2006.
During 2005, the Company funded five hotel loans totaling $23.1 million. During 2004, the Company funded five hotel loans totaling $25.8 million. See Note 8 to the Consolidated Financial Statements for more information on the Company’s note receivables.
Collection of notes receivable
In March 2005, the $6.0 million Cornhusker Square hotel loan was prepaid in full. In September 2005, the Hampton Inn & Suites Baltimore Inner Harbor mezzanine loan was prepaid in full. In December 2005, the $6.0 million Radisson Resort in Kauai loan and the $2.2 million Hilton Garden Inn in Tampa, FL hotel loan were prepaid in full. See Note 8 to the Consolidated Financial Statements for more information on the Company’s note receivables.
Acquisition of minority interest
During 2004, the Company purchased its joint venture partner’s ownership interest in both the Evanston and Windsor joint ventures for $8.2 million (See Note 7 to the Consolidated Financial Statements).
Investment in unconsolidated joint venture
During 2002, the Company formed a joint venture with Boston-based Charlesbank Capital Partners, LLC. The Company owns 15% of the venture and is the managing partner and Charlesbank owns 85%. The venture focuses on acquisitions that the partners believe have turnaround or upside potential and can benefit from additional capital and aggressive asset management, which often includes renovating, repositioning, rebranding and/or a change in management. The joint venture sold a hotel in December 2005 and as of December 31, 2005 the Company held approximately $6.9 million in cash that was distributed to the other partners in the unconsolidated joint venture in January 2006. During 2004 and 2003, the Company contributed $1.1 million and $0.7 million, respectively, to the joint venture for the acquisition of hotels.
Financing
Overview
The Company’s net cash provided by (used in) financing activities for the years ended December 31, 2005, 2004 and 2003 totaled $60.9 million, $21.5 million and ($13.1) million, respectively. Under federal income tax law provisions applicable to REITs, the Company is required to distribute at least 90% of its taxable income to maintain its tax status as a REIT. The Company intends to monitor its dividend policy closely and to act accordingly as results of operations dictate. The Company also intends to fund cash distributions to shareholders out of cash flow from operating activities. The Company may incur indebtedness to meet its dividend policy or distribution requirements imposed on the Company under the Internal Revenue Code (including the requirement that a REIT distribute to its shareholders annually at least 90% of its taxable income) to the extent that available cash flow from the Company’s investments are insufficient to make such distributions. The Company also incurs indebtedness to finance its investing growth strategies. The Company plans to refinance approximately $180 million of its existing debt with a 10-year, fixed rate CMBS facility, which it expects to complete by July 1, 2006.
Net increase (decrease) in lines of credit
The Company’s net increase (decrease) in lines of credit for the years ended December 31, 2005, 2004 and 2003 totaled $91.0 million, $37.7 million and ($43.1) million, respectively. On March 11, 2005, the Company, through its wholly owned subsidiary, Winston SPE II, LLC (“SPE II”) entered into the GE Line. The Company subsequently borrowed $77.5 million under the GE Line on March 14, 2005 and used these funds to pay off all outstanding debt under the Company’s $125 million line of credit (the “Wachovia Line”), terminating the Wachovia Line. In October 2005, the Company closed on an increase in the GE Line of $60 million, increasing the maximum potential availability under the GE Line to $215 million. The expansion reset the 5 year term and availability is now calculated each quarter on a trailing twelve-month basis based primarily upon the underwritten net operating income of the hotels that collateralize the GE Line divided by 12.5%, versus 13% prior to the expansion. At December 31, 2005, the GE Line was collateralized by 29 of the Company’s hotels.
In October 2004, the Company’s wholly owned subsidiary, Winston Finance Partners LLC (“Winston Finance”), entered into a $50 million master repurchase agreement with Marathon. Under the agreement, Winston Finance will sell assets to Marathon and agree to repurchase those assets on a date certain. Marathon gets a security interest in each asset subject to the facility. During 2005, the Company financed four of its existing mezzanine loans and borrowed $8.6 million under this repurchase agreement.

In October 2005, Winston Finance entered into a $4.8 million loan facility with Marathon. Borrowings under the loan facility bear interest at a rate of 30-day LIBOR plus 2.25%.
In October 2005, Winston Finance closed on an additional $8.4 million credit facility with Marathon. Borrowings under the facility bear interest at a rate of 30-day LIBOR plus 2.25%.
See Note 10 to the Consolidated Financial Statements for details on the Company’s credit facilities.
Proceeds from mortgage loans
In 2005, the Company began construction on four hotels at an expected total cost of an aggregate of approximately $62 million. The Company anticipates funding approximately $38.9 million of the estimated all-in cost of the projects with construction to permanent first mortgage loans. See Notes 6 and 7 to the Consolidated Financial Statements for details on the Company’s four development projects.
During 2005, the Stanley Associates joint venture, entered into a $13.0 million first mortgage loan to finance the acquisition of the Stanley Hotel. During 2003, the Chapel Hill joint venture entered into a $9.1 construction to permanent loan. The joint venture borrowed money under the loan during the years ended December 2005, 2004 and 2003 to construct the Chapel Hill Courtyard by Marriott Hotel. On March 8, 2005, the construction loan was converted to a permanent loan, at which time the loan balance was $9.0 million.
Payment of mortgage loans
The combined aggregate maturities of the Company’s five outstanding mortgage loans for 2006 through 2010 and thereafter, are approximately $2.5 million, $2.7 million, $59.3 million, $1 million, $20.4 million and $14.0 million. See Note 10 to the Consolidated Financial Statements for details on the Company’s mortgage loans. In March 2004, the Company paid the remaining balance outstanding of $9.4 million under the Windsor Joint Venture loan. All other payments during the years ended December 31, 2005, 2004 and 2003 represent principal payments.
Proceeds from issuance of shares
The Company has on file with the SEC a shelf registration statement under which common stock, preferred stock and debt securities are available to be issued by the Company. At December 31, 2005, the Company had approximately $108 million available under this shelf registration statement and may file additional registration statements as needed. The Company’s ability to raise capital through the sale of stock is dependent upon market conditions.
During 2004, the Company completed the issuance of 3.68 million shares of its 8.00% Series B Cumulative Preferred Stock. The net proceeds raised totaled approximately $88.8 million, approximately $76.1 million of which was used to fully redeem the Company’s then outstanding 3.0 million shares of 9.25% Series A Cumulative Preferred Stock plus accrued dividends. The Company used the remaining proceeds to pay down its balance under the Wachovia Line. During 2003, the Company completed two common stock offerings, which generated net cash proceeds totaling $50.4 million. The Company used the proceeds to reduce its balance under the Wachovia Line.
Distributions to shareholders
The Company is required to distribute at least 90% of its taxable income to maintain its tax status as a REIT. The Company’s 8.00% Series B Cumulative Preferred Stock, requires cumulative dividends in the amount of $2.00 per share each year, payable quarterly in arrears. The Company has made distributions of $0.15 per common share for each of the quarters in 2004 and 2005. During the years ended December 31, 2005, 2004 and 2003 the Company paid distributions to shareholders of $23.2 million, $23.0 million and $19.8 million, respectively.
Seasonality
The hotels’ operations historically have been seasonal in nature, reflecting higher revenue and operating income during the second and third quarters. This seasonality can be expected to cause fluctuations in the Company’s quarterly operating profits. To the extent that cash flow from operations is insufficient during any quarter due to temporary or seasonal fluctuations in revenue, the Company expects to utilize cash on hand or borrowings under the GE Line to make distributions to its shareholders.

OFF-BALANCE SHEET ARRANGEMENTS
The Company’s off-balance sheet arrangements consist primarily of its ownership interest in its joint venture with Charlesbank Capital Partners, LLC (“Charlesbank”). For a further discussion of this joint venture, and its effect on the Company’s financial condition, results of operations and cash flow, see Note 7 to the Consolidated Financial Statements.
CONTRACTUAL OBLIGATIONS
As of December 31, 2005, the Company’s contractual obligations and commitments (excluding obligations and commitments pursuant to the Company’s unconsolidated joint ventures) were as follows:

		Less than 1			More than 5
	Total	year	1 - 3 years	3 - 5 years	years

Mortgage loans (See Note 10)	$99,874	$2,484	$61,985	$21,367	$14,038

Interest payments on mortgage loans (a)	$23,588	$6,761	$12,976	$3,496	$355

Corporate office lease (See Note 18)	$1,770	$384	$798	$588	$—

(a)	Interest payments on mortgage loans are based on the interest rate effective as of December 31, 2005 and the 30-day LIBOR forward curve as of February 28, 2006, respectively (See Note 10 to the Consolidated Financial Statements).
OTHER MATTERS
Critical Accounting Policies
The Company’s discussion and analysis of its financial condition and results of operations are based upon its Consolidated Financial Statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires the Company’s management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. The Company believes the following critical accounting policies require significant judgments and estimates used in the preparation of its Consolidated Financial Statements.
Allowances for Doubtful Accounts
Accounts Receivable. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its hotel guests and loan borrowers to make required payments. The Company reviews its accounts receivable aging report on a monthly basis and discusses the status of receivable collections with appropriate hotel personnel to determine if additional allowances are necessary.
Notes Receivable. It is the policy of the Company to maintain an allowance for individually impaired hotel loans based on management’s best estimate of probable losses at the balance sheet date. A hotel loan is impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due (interest as well as principal) according to the contractual terms of the hotel loan agreement. The specific reserves are determined on a hotel loan by hotel loan basis based primarily on management’s best estimate of the Company’s exposure, given the current payment status of the hotel loan, the borrower’s ability to pay, the operating results and value of the underlying hotel. The Company reviews the operating results of each hotel underlying its loans. The Company also analyzes the operating results of the hotel to determine whether or not the estimated market value of the hotel exceeds the total debt outstanding on the property. If the financial results of the respective hotels were to deteriorate, allowances may be required. If a hotel loan were deemed to be impaired, the Company would record a reserve for hotel loan losses through a charge to income for any shortfall. To date, no such impairment charges have been recognized. While management uses the best information available to establish the allowance for hotel loan losses, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the valuations.

Accounting for Long-Lived Assets
General. The Company evaluates the potential impairment of its individual long-lived assets, principally its wholly owned hotel properties and the hotel properties in which it owns an interest through consolidated joint ventures in accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” (“SFAS 144”). The Company records an impairment charge when it believes an investment in hotels has been impaired, such that the Company’s estimate of future undiscounted cash flows, together with its estimate of an anticipated liquidation amount, would not recover the then current carrying value of the investment in the hotel property, or when the Company classifies a property as “held for sale” and the carrying value exceeds fair market value. The Company considers many factors and makes certain subjective assumptions when making this assessment, including but not limited to, general market and economic conditions, operating results over the past several years, the performance of similar properties in the same market and expected future operating results based on a variety of assumptions. Changes in market conditions or poor operating results of underlying investments could adversely impact the Company’s assumptions regarding future undiscounted cash flows and estimated liquidation amounts therefore requiring an immediate material impairment charge. Further, the Company currently owns certain hotels for which the carrying value exceeds current market value. Other than the impairment charge discussed below, the Company does not believe an impairment charge for these hotels is appropriate at this time since the Company’s forecast of future undiscounted cash flows, including an anticipated liquidation amount, exceeds the current carrying value. Should the Company approve a plan to sell any of the hotels for which the carrying value exceeds fair market value, an impairment charge would be required at that time, and could be material in the aggregate.
Impairment on Planned Dispositions. The Company prepares an impairment analysis quarterly based on facts and circumstances existing at the end of each quarter. During the third quarter of 2005, management began evaluating the potential sale of certain hotels. Accordingly, the Company factored in the prospect of selling properties in the near term. As a result of this analysis, which was prepared on a probability-weighted, estimated undiscounted future cash flow basis, an impairment was triggered under a held for use model for two hotels. In accordance with SFAS 144, the Company recorded a $12.4 million (net of allocation to minority interest) non-cash impairment charge in the third quarter relating to the two hotels. The non-cash impairment charge represents an adjustment to reduce the carrying value of the two hotels to the estimated sales prices, net of estimated costs to sell. The Company’s estimated sales price is based on fair market value quotes received from independent brokers. On November 4, 2005, the Company’s Board of Directors adopted a formal plan to sell the two hotels, for which impairment charges were taken during the third quarter. Accordingly, both of these hotels are classified as “assets held for sale” on the Company’s Consolidated Balance Sheet and are included in discontinued operations on the Company’s Consolidated Statements of Operations. Should the Company complete a sale of these hotels, there can be no assurance that the net proceeds from sale will equal the Company’s carrying value, in which case an additional impairment charge may be necessary at that time.
Asset Retirement Obligation. FIN 47 clarifies that future expenses to remove environmental contaminates, including asbestos-containing materials (“ACMs”) from buildings should be estimated and accrued as a liability at the time of acquisition with an offset to increase the cost of the associated structure. The Company currently owns four hotels in which ACMs were identified. The ACMs are appropriately managed, in accordance with current environmental laws and regulations. The Company used an expected cash flow approach to measure its obligations with respect to future remediation costs. Amounts were calculated using current information, current assumptions, and current interest rates. While management uses the best information available to establish its asset retirement obligation, future adjustments may be necessary if economic conditions differ substantially from the assumptions used in making the calculation of the obligation (See Note 2 to the Consolidated Financial Statements).
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

Franchise Agreements
The Company’s franchisors periodically inspect the Company’s hotels to ensure that they meet certain brand standards primarily pertaining to the condition of the property and its guest service scores. As of December 31, 2005, the Company was in default at six hotels for product improvement issues and low guest service scores. One of the defaults is the second in a row for the hotel and therefore it must maintain a passing rating for the next two years. If the hotel receives a third default during this time, the franchisor may choose to terminate the franchise agreement. The Company is currently in the process of curing these deficiencies to comply with the respective franchisor’s standards, and although the Company expects to receive an acceptable rating for each of these hotels, it can provide no assurance that an acceptable rating will be received for such hotels. The failure by the Company to cure defaults at multiple properties and the subsequent terminations of franchise agreements by its franchisors could have a material adverse effect on the Company’s financial statements and/or results of operations.
As of December 31, 2005, 55 of the Company’s 56 hotels were operated under franchise licenses. The franchise agreements provide for termination at the franchisor’s option upon the occurrence of certain events, including the Company’s failure to pay royalties and fees or perform its other covenants under the franchise agreement, bankruptcy, abandonment of the franchise, commission of a felony, assignment of the franchise without the consent of the franchisor, or failure to comply with applicable law or maintain applicable standards in the operation and condition of the relevant hotel. The franchise agreements will not renew automatically upon expiration. The 55 hotels’ franchise licenses, including six joint venture hotels, expire as follows:

Year of Expiration	Number of Hotels	Year of Expiration	Number of Hotels

2007	3	2016	2
2008	4	2017	11
2009	3	2018	5
2010	2	2019	6
2011	2	2020	1
2012	2	2022	3
2013	4	2023	1
2014	1	2024	3
2015	1	2025	1

The Company has recently received written notification from two franchisors that the franchise license agreements for three of its hotels, which expire in November 2007, January 2008 and March 2009, will not be renewed. In September 2005, the Company recorded a non-cash impairment charge relating to two hotels. On November 4, 2005, the Company’s Board of Directors adopted a formal plan to sell the two hotels, including one for which the franchise will not be renewed. Regarding the other two hotels, the Company may decide to change the brand of the hotels prior to the expiration date. This situation is not expected to have a material impact on the Company’s results of operations in the future. There can be no assurance that other licenses will be renewed upon the expiration thereof. Such future non-renewals could have a material adverse effect on the Company.
Recently Issued Accounting Standards
See Note 2 to the Consolidated Financial Statements for a discussion of the impact of new accounting standards.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK. ($ in thousands)
As of December 31, 2005, the Company’s primary market risk exposure is to changes in interest rates on its GE Line and other variable-rate debt. The Company’s interest rate risk objectives are to limit the impact of interest rate fluctuations on earnings and cash flows and to lower its overall borrowing costs. To achieve these objectives, the Company manages its exposure to fluctuations in market interest rates for a portion of its borrowings through the use of fixed rate debt instruments to the extent that reasonably favorable rates are obtainable with such arrangements. The Company may enter into derivative financial instruments such as interest rate swaps or caps and treasury options or locks to mitigate its interest rate risk on a related financial instrument or to effectively lock the interest rate on a portion of its variable rate debt. As required by the extension of the GE Line, on September 30, 2005, the Company, through SPE II, entered into an interest rate cap agreement to eliminate the exposure to increases in 30-day LIBOR (30-day LIBOR was 4.39% at December 31, 2005) over 6.14% on principal balances up to $215 million outstanding. This interest rate cap agreement terminates on January 1, 2007 (See Note 12 to the Consolidated Financial Statements). The Company does not enter into derivative or interest rate transactions for speculative purposes. The Company regularly reviews interest rate exposure on its outstanding borrowings in an effort to minimize the risk of interest rate fluctuations.
The definitive extent of the Company’s interest rate risk under the GE Line and other variable-rate debt is not quantifiable or predictable because of the variability of future interest rates and business financing requirements. If interest rates increased by 100 basis points, the Company’s interest expense for the year ended December 31, 2005 would have increased by approximately $0.3 million, based on the weighted-average amount of variable rate debt outstanding and exposed to fluctuations in the market rate of interest. The following tables provide information at December 31, 2005 and 2004 about the Company’s interest rate risk-sensitive instruments. The tables present principal cash flow by expected maturity dates for the fixed and variable rate debt. The table also includes estimates of the fair value of the Company’s interest rate risk-sensitive instruments based on quoted market prices for these or similar issues.

December 31, 2005	2006		2007		2008		2009		2010		Thereafter		Total		Fair Value

Variable rate — GE line:	$139,700		$—		$—		$—		$—		$—		$139,700		$139,700
Average interest rate	(a	)	(a	)	(a	)	(a	)	(a	)	(a	)	(a	)

Variable rate — Marathon	$8,596		$1,200		$8,400		$—		$—		$—		$18,196		$18,196
Average interest rate	(b	)	(b	)	(b	)	(b	)	(b	)	(b	)	(b	)

Mortgage loans:
Fixed rate — GECC	$1,715		$1,846		$58,396		$—		$—		$—		$61,957		$62,753
Average interest rate	7.38%		7.38%		7.38%		7.38%		7.38%		7.38%		7.38%

Variable rate — Evanston, IL
Hilton Garden Inn	$262		$281		$300		$321		$343		$9,837		$11,344		$11,344
Average interest rate	(c	)	(c	)	(c	)	(c	)	(c	)	(c	)	(c	)

Consolidated joint venture loans:

Fixed rate — The Stanley Hotel	$202		$232		$245		$263		$11,973		$—		$12,915		$12,828
Average interest rate	6.19%		6.19%		6.19%		6.19%		6.19%		6.19%		6.19%

Fixed rate — Chapel Hill, NC
Courtyard by Marriott	$213		$229		$247		$267		$7,951		$—		$8,907		$9,099
Average interest rate	7.51%		7.51%		7.51%		7.51%		7.51%		7.51%		7.51%

Variable rate — Ponte Vedra, FL
Hampton Inn	$92		$100		$109		$119		$130		$4,201		$4,751		$4,751
Average interest rate	(c	)	(c	)	(c	)	(c	)	(c	)	(c	)	(c	)

(a)	Rate is 30-day to 180-day LIBOR plus 1.75% to 2.50%, (30-day and 180-day LIBOR were 4.39% and 4.70%, respectively, at December 31, 2005).

(b)	Rate is 30-day LIBOR plus 2.25% or 4.5% or 5.5%, (30-day LIBOR was 4.39%, at December 31, 2005).

(c)	Rate is 30-day LIBOR plus 3.0% (30-day LIBOR was 4.39% at December 31, 2005).

December 31, 2004	2005		2006		2007		2008		2009		Thereafter		Total		Fair Value

Variable rate — Wachovia line:	$66,850		$—		$—		$—		$—		$—		$66,850		$66,850
Average interest rate	(a	)	(a	)	(a	)	(a	)	(a	)	(a	)	(a	)

Mortgage loans:
Fixed rate — GECC	$1,593		$1,715		$1,846		$58,396		$—		$—		$63,550		$64,419
Average interest rate	7.38%		7.38%		7.38%		7.38%		7.38%		7.38%		7.38%

Variable rate — Evanston, IL
Hilton Garden Inn	$245		$262		$281		$300		$321		$10,181		$11,590		$11,590
Average interest rate	(b	)	(b	)	(b	)	(b	)	(b	)	(b	)	(b	)

Consolidated joint venture loans:
Variable rate — Chapel Hill, NC
Courtyard by Marriott	$8,100		$—		$—		$—		$—		$—		$8,100		$8,100
Average interest rate	(c	)	(c	)	(c	)	(c	)	(c	)	(c	)	(c	)

Variable rate — Ponte Vedra, FL
Hampton Inn	$84		$92		$100		$109		$119		$4,331		$4,835		$4,835
Average interest rate	(b	)	(b	)	(b	)	(b	)	(b	)	(b	)	(b	)

(a)	Rate is 30-day to 180-day LIBOR plus 1.75% to 2.50%, (30-day and 180-day LIBOR were 2.40% and 2.78%, respectively, at December 31, 2004).

(b)	Rate is 30-day LIBOR plus 3.0% (30-day LIBOR was 2.40% at December 31, 2004).

(c)	Rate is 30-day LIBOR plus 3.8% (30-day LIBOR was 2.40% at December 31, 2004).
Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
The financial statements required by this Item 8 are filed with this report on Form 10-K and are listed in Item 15(a) of this report on Form
10-K.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
Not applicable.
Item 9A. CONTROLS AND PROCEDURES.
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
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our evaluation under the framework in Internal Control –Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2005. Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.
Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B. OTHER INFORMATION.
Not applicable.
PART III.
Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
Information on the Company’s directors and executive officers is incorporated by reference from the Company’s Proxy Statement (under the headings “Proposal 1: Election of Directors,” “Committees and Meetings of our Board of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance”) to be filed with respect to the Annual Meeting of Shareholders to be held May 5, 2006.
Because our common stock is listed on the New York Stock Exchange (“NYSE”), our chief executive officer is required to make, and he has made, an annual certification to the NYSE stating that he was not aware of any violation by us of the corporate governance listing standards of the NYSE. Our chief executive officer made his annual certification to that effect to the NYSE as of May 11, 2005. In addition, we have filed, as exhibits to this Annual Report on Form 10-K for the year ended December 31, 2005, the certifications of our principal executive officer and principal financial officer required under Section 302 of the Sarbanes Oxley Act of 2002.
Item 11. EXECUTIVE COMPENSATION.
This information is incorporated by reference from the Company’s Proxy Statement (under the heading “Executive Compensation”) to be filed with respect to the Annual Meeting of Shareholders to be held May 5, 2006.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
The information is incorporated by reference from Item 5 herein and from the Company’s Proxy Statement (under the heading “Share Ownership of Management and Certain Beneficial Owners”) to be filed with respect to the Annual Meeting of Shareholders to be held May 5, 2006.
Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
This information is incorporated by reference from the Company’s Proxy Statement (under the heading “Certain Relationships and Related Transactions”) to be filed with respect to the Annual Meeting of Shareholders to be held May 5, 2006.
Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.
This information is incorporated by reference from the Company’s Proxy Statement (under the heading “Principal Accountant Fees and Services”) to be filed with respect to the Annual Meeting of Shareholders to be held May 5, 2006.

PART IV.
Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
(a)	Financial Statements and Schedules. The following financial statements and schedules are included in this report:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2005 and 2004
Consolidated Statements of Operations for the years ended December 31, 2005, 2004 and 2003
Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2005, 2004 and 2003
Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004 and 2003
Notes to Consolidated Financial Statements
Schedule II – Valuation and Qualifying Accounts for the years ended December 31, 2005, 2004 and 2003
Schedule III — Real Estate and Accumulated Depreciation as of December 31, 2005
Notes to Schedule III
Schedule IV – Mortgage Loans on Real Estate as of December 31, 2005
(b)	Exhibits. The exhibits required by Item 601 of Regulation S-K are listed below. Management contracts or compensatory plans are filed as Exhibits 10.11, 10.12, 10.13, and 10.23 through 10.37.

Exhibit	Description
3.1	Restated Articles of Incorporation, as amended (incorporated by reference to (i) Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-13233) as filed with the Securities and Exchange Commission on August 4, 1999, (ii) Exhibit 4.4(b) to the Company’s Registration Statement on Form 8-A (File No. 001-13233) as filed with the Securities and Exchange Commission on January 30, 2004 and (iii) Exhibit 3.1(b) to the Company’s Quarterly Report on Form 10-Q (File No. 001-13233) as filed with the Securities and Exchange Commission on August 5, 2005).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K (File No. 001-13233) as filed with the Securities and Exchange Commission on March 19, 2001).

4.1	Specimen certificate for common stock (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-11 (File No. 333-7662) as filed with the Securities and Exchange Commission, effective May 25, 1994).

4.2	Specimen certificate for 8.00% Series B Cumulative Preferred Stock (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form 8-A (File No. 001-13233) as filed with the Securities and Exchange Commission on January 30, 2004).

4.3	Form of Articles of Amendment to the Restated Articles of Incorporation Establishing and Fixing the Rights and Preferences of the 8.00% Series B Cumulative Preferred Stock (incorporated by reference to Exhibit 4.4(b) to the Company’s Registration Statement on Form 8-A (File No. 001-13233) as filed with the Securities and Exchange Commission on January 30, 2004).

10.1	Second Amended and Restated Agreement of Limited Partnership of WINN Limited Partnership (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-13233) as filed with the Securities and Exchange Commission on July 24, 1997).

10.2	Amendment No. 1 dated September 11, 1997, to Second Amended and Restated Agreement of Limited Partnership of WINN Limited Partnership (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K (File No. 001-13233) as filed with the Securities and Exchange Commission on September 15, 1997).

Exhibit	Description
10.3	Amendment No. 2 dated December 31, 1997, to Second Amended and Restated Agreement of Limited Partnership of WINN Limited Partnership (incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K (File No. 001-13233) as filed with the Securities and Exchange Commission on March 27, 1998 and as amended by Form 10-K/A filed with the Securities and Exchange Commission on April 1, 1998).

10.4	Amendment No. 3 dated September 14, 1998, to Second Amended and Restated Agreement of Limited Partnership of WINN Limited Partnership (incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K (File No. 001-13233) as filed with the Securities and Exchange Commission on March 17, 2000).

10.5	Amendment No. 4 dated October 1, 1999, to Second Amended and Restated Agreement of Limited Partnership of WINN Limited Partnership (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-13233) as filed with the Securities and Exchange Commission on November 12, 1999).

10.6	Amendment No. 5 dated as of January 1, 2002, to Second Amended and Restated Agreement of Limited Partnership of WINN Limited Partnership (incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K (File No. 001-13233) as filed with the Securities and Exchange Commission on March 15, 2002).

10.7	Amendment No. 6 dated as of April 2, 2002, to Second Amended and Restated Agreement of Limited Partnership of WINN Limited Partnership (incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K (File No. 001-13233) as filed with the Securities and Exchange Commission on March 14, 2003).

10.8	Amendment No. 7 dated as of October 10, 2003, to Second Amended and Restated Agreement of Limited Partnership of WINN Limited Partnership (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-13233) as filed with the Securities and Exchange Commission on November 12, 2003).

10.9	Amendment No. 8 dated as of February 24, 2004, to Second Amended and Restated Agreement of Limited Partnership of WINN Limited Partnership (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K (File No. 001-13233) as filed with the Securities and Exchange Commission on March 12, 2004).

10.10	Limitation of Future Hotel Ownership and Development Agreement (incorporated by reference to Exhibit 10.37 to the Company’s Registration Statement on Form S-11 (File No. 33-91230) as filed with the Securities and Exchange Commission (Registration No. 33-91230) effective May 11, 1995).

10.11	Winston Hotels, Inc. Stock Incentive Plan as amended May 1998 (incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-8 (File No. 333-60079) as filed with the Securities and Exchange Commission on July 29, 1998 (Registration No. 333-60079)).

10.12	Amendments to Winston Hotels, Inc. Stock Incentive Plan as amended May 1998 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-13233) as filed with the Securities and Exchange Commission on October 14, 2003).

10.13	Amended and Restated Winston Hotels, Inc. Executive Deferred Compensation Plan (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K (File No. 001-13233) as filed with the Securities and Exchange Commission on October 14, 2003).

Exhibit	Description
10.14	Loan Agreement by and between Winston SPE LLC and CMF Capital Company LLC dated November 3, 1998 (incorporated by reference to Exhibit 10.01 to the Company’s Quarterly Report on Form 10-Q (File No. 001-13233) as filed with the Securities and Exchange Commission on November 16, 1998 and as amended on Form 10-Q/A filed with the Securities and Exchange Commission on February 23, 1999).

10.15	Promissory note dated November 3, 1998 by and between Winston SPE LLC and CMF Capital Company, LLC (incorporated by reference to Exhibit 10.02 to the Company’s Quarterly Report on Form 10-Q (File No. 001-13233) as filed with the Securities and Exchange Commission on November 16, 1998 and as amended on Form 10-Q/A filed with the Securities and Exchange Commission on February 23, 1999).

10.16	Master Repurchase Agreement Between Marathon Structured Finance Fund, LP and Winston Finance Partners LLC dated as of October 5, 2004 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-13233) as filed with the Securities and Exchange Commission on October 12, 2004).

10.17	Loan Agreement dated as of March 11, 2005 by and between Winston SPE II LLC and General Electric Capital Corporation (incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K (File No. 001-13233) as filed with the Securities and Exchange Commission on March 16, 2005).

10.18	Second Amendment to Loan Agreement by and between Winston SPE II LLC and General Electric Capital Corporation, dated as of October 31, 2005 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-13233) as filed with the Securities and Exchange Commission on November 7, 2005).

10.19	Form of Mortgage Security Agreement and Fixture Filing dated March 11, 2005 by Winston SPE II LLC (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K (File No. 001-13233) as filed with the Securities and Exchange Commission on March 16, 2005).

10.20	Form of Deed of Trust, Security Agreement and Fixture Filing dated March 11, 2005 by Winston SPE II LLC (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K (File No. 001-13233) as filed with the Securities and Exchange Commission on March 16, 2005).

10.21	Form Master Lease Agreement dated as of January 1, 2005 with Barclay Hospitality Services, Inc., our TRS Lessee (incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K (File No. 001-13233) as filed with the Securities and Exchange Commission on March 16, 2005).

10.22	Hotel Management Agreement by and between Barclay Hospitality Services, Inc. and Alliance Hospitality Management, LLC, dated as of July 1, 2003 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 001-13233) as filed with the Securities and Exchange Commission on August 13, 2003).

10.23	Employment Agreement, dated January 2, 2003, by and between Robert W. Winston, III and Winston Hotels, Inc. (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K (Filed No. 001-13233) as filed with the Securities and Exchange Commission on March 14, 2003).

10.24	Amendment No. 1 dated January 1, 2005 to Employment Agreement, dated January 2, 2003, by and between Robert W. Winston, III and Winston Hotels, Inc. (incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K (File No. 001-13233) as filed with the Securities and Exchange Commission on March 16, 2005).

Exhibit	Description
10.25	Employment Agreement dated January 2, 2003, by and between Kenneth R. Crockett and Winston Hotels, Inc. (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K (File No. 001-13233) as filed with the Securities and Exchange Commission on March 14, 2003).

10.26	Amendment No. 1 dated January 1, 2005 to Employment Agreement dated January 2, 2003, by and between Kenneth R. Crockett and Winston Hotels, Inc. (incorporated by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K (File No. 001-13233) as filed with the Securities and Exchange Commission on March 16, 2005).

10.27	Amendment No. 2 dated February 14, 2006 to Employment Agreement dated January 2, 2003, by and between Kenneth R. Crockett and Winston Hotels, Inc. (incorporated by reference to the description in Item 1.01 of the Company’s Current Report on Form 8-K (File No. 001-13233) as filed with the Securities and Exchange Commission on February 17, 2006).

10.28	Employment Agreement dated January 2, 2003, by and between Joseph V. Green and Winston Hotels, Inc. (incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K (File No. 001-13233) as filed with the Securities and Exchange Commission on March 14, 2003).

10.29	Amendment No. 1 dated January 1, 2005 to Employment Agreement dated January 2, 2003, by and between Joseph V. Green and Winston Hotels, Inc. (incorporated by reference to Exhibit 10.38 to the Company’s Annual Report on Form 10-K (File No. 001-13233) as filed with the Securities and Exchange Commission on March 16, 2005).

10.30	Employment Agreement dated March 30, 2004, by and between Brent V. West and Winston Hotels, Inc. (incorporated by reference to Exhibit 10.39 to the Company’s Annual Report on Form 10-K (File No. 001-13233) as filed with the Securities and Exchange Commission on March 16, 2005).

10.31	Amendment No. 1 dated January 1, 2005 to Employment Agreement dated March 30, 2004, by and between Brent V. West and Winston Hotels, Inc. (incorporated by reference to Exhibit 10.40 to the Company’s Annual Report on Form 10-K (File No. 001-13233) as filed with the Securities and Exchange Commission on March 16, 2005).

10.32	Employment Agreement dated March 30, 2004, by and between James P. Frey and Winston Hotels, Inc. (incorporated by reference to Exhibit 10.41 to the Company’s Annual Report on Form 10-K (File No. 001-13233) as filed with the Securities and Exchange Commission on March 16, 2005).

10.33	Amendment No. 1 dated January 1, 2005 to Employment Agreement dated March 30, 2004, by and between James P. Frey and Winston Hotels, Inc. (incorporated by reference to Exhibit 10.42 to the Company’s Annual Report on Form 10-K (File No. 001-13233) as filed with the Securities and Exchange Commission on March 16, 2005).

10.34	Summary of 2004 and 2005 executive officer compensation (incorporated by reference to the description in Item 1.01 of the Company’s Current Report on Form 8-K (File No. 001-13233) as filed with the Securities and Exchange Commission on February 7, 2005).

10.35	Summary of 2004 and 2005 Non-Employee Director compensation (incorporated by reference to the description in Item 1.01 of the Company’s Current Report on Form 8-K (File No. 001-13233) as filed with the Securities and Exchange Commission on February 7, 2005).

10.36	Summary of 2005 and 2006 executive officer compensation (incorporated by reference to the description in Item 1.01 of the Company’s Current Report on Form 8-K (File No. 001-13233) as filed with the Securities and Exchange Commission on February 17, 2006).

Exhibit	Description
10.37	Summary of 2005 and 2006 Non-Employee Director compensation (incorporated by reference to the description in Item 1.01 of the Company’s Current Report on Form 8-K (File No. 001-13233) as filed with the Securities and Exchange Commission on February 17, 2006).

21.1	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm (PricewaterhouseCoopers LLP).

31.1	Certification of Principal Executive Officer of Annual Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of Principal Financial Officer of Annual Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certification of Robert W. Winston, III, Chief Executive Officer of Winston Hotels, Inc., pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Joseph V. Green, Chief Financial Officer of Winston Hotels, Inc., pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders
of Winston Hotels, Inc.:
We have completed integrated audits of Winston Hotels, Inc.’s 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005, and an audit of its December 31, 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.
Consolidated financial statements and financial statement schedules
In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a) present fairly, in all material respects, the financial position of Winston Hotels, Inc. and its subsidiaries at December 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15(a) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
As discussed in Notes 2 and 7 to the consolidated financial statements, in 2003, the Company adopted FASB Interpretation No. 46 (revised December 2003) “Consolidation of Variable Interest Entities”. As discussed in Notes 2 and 18 to the consolidated financial statements, in 2005, the Company adopted FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations,” an interpretation of SFAS No. 143, “Accounting for Asset Retirement Obligations”.
Internal control over financial reporting
Also, in our opinion, management’s assessment, included in “Management’s Report on Internal Control Over Financial Reporting,” appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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
PricewaterhouseCoopers LLP
Raleigh, NC
March 13, 2006

WINSTON HOTELS, INC.
CONSOLIDATED BALANCE SHEETS
As of December 31, 2005 and 2004
($ in thousands)

	2005	2004

ASSETS
Land	$55,758	$46,215
Buildings and improvements	422,081	382,458
Furniture and equipment	63,048	54,661

Operating properties	540,887	483,334
Less accumulated depreciation	139,259	134,261

	401,628	349,073
Properties under development	25,139	3,962

Net investment in hotel properties	426,767	353,035

Assets held for sale	11,009	7,037
Corporate furniture fixtures and equipment, net	371	397
Cash	15,047	4,115
Accounts receivable, net	3,820	2,676
Notes receivable	38,050	30,849
Investment in joint ventures	1,795	2,512
Deferred expenses, net	6,807	3,759
Prepaid expenses and other assets	12,556	7,976
Deferred tax asset	11,471	12,024

Total assets	$527,693	$424,380

LIABILITIES, MINORITY INTEREST AND SHAREHOLDERS’ EQUITY

Lines of credit	$157,896	$66,850
Mortgage loans	99,874	88,075
Accounts payable and accrued expenses	27,915	13,066
Distributions payable	6,011	5,994

Total liabilities	291,696	173,985

Minority interest	12,786	10,154

Commitments and contingencies	—	—

Shareholders’ equity:
Preferred stock, Series B, $.01 par value, 5,000,000 shares authorized, 3,680,000 shares issued and outstanding (liquidation preference of $93,840)	37	37
Common stock, $.01 par value, 50,000,000 shares authorized, 26,509,002 and 26,397,574 shares issued and outstanding	265	264
Additional paid-in capital	325,238	323,947
Unearned compensation	(1,454)	(1,145)
Distributions in excess of earnings	(100,875)	(82,862)

Total shareholders’ equity	223,211	240,241

Total liabilities, minority interest and shareholders’ equity	$527,693	$424,380

See Notes to the Consolidated Financial Statements

WINSTON HOTELS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended December 31, 2005, 2004 and 2003
(in thousands, except per share amounts)

	2005	2004	2003

Operating revenue:
Rooms	$136,472	$117,475	$102,301
Food and beverage	10,239	7,589	5,617
Other operating departments	4,069	3,516	3,587
Percentage lease revenue	—	701	2,141
Joint venture fee income	250	181	358

Total operating revenue	151,030	129,462	114,004

Hotel operating expenses:
Rooms	29,886	25,822	23,097
Food and beverage	7,697	5,715	4,272
Other operating departments	3,070	2,632	2,547
Undistributed operating expenses:
Property operating expenses	29,736	25,705	21,349
Real estate taxes and property and casualty insurance	7,038	6,148	5,576
Franchise costs	9,910	8,492	7,356
Maintenance and repair	7,838	6,575	5,798
Management fees	4,264	2,914	2,403
General and administrative	7,943	6,858	5,924
Depreciation	18,285	15,957	15,079
Amortization	1,519	1,405	953
Percentage lease expense	—	—	4,610
Lease/management agreement acquisition	—	—	1,300

Total operating expenses	127,186	108,223	100,264

Operating income	23,844	21,239	13,740

Interest and other income	7,045	2,196	1,202
Interest expense	(11,633)	(7,157)	(7,257)

Income before allocation to minority interest in Partnership, allocation to minority interest in consolidated joint ventures, income taxes, and equity in income (loss) of unconsolidated joint ventures	19,256	16,278	7,685
Income allocation to minority interest in Partnership	(537)	(398)	(224)
(Income) loss allocation to minority interest in consolidated joint ventures	(410)	(255)	36
Income tax benefit (expense)	(593)	1,540	1,627
Equity in income (loss) of unconsolidated joint ventures	625	(61)	1,193

Income from continuing operations	18,341	17,104	10,317
Discontinued operations:
Income (loss) from discontinued operations	(704)	204	246
Net gain on sale of discontinued operations	366	15	—
Loss on impairment of assets held for sale	(12,386)	(440)	(2,430)

Income before cumulative effect of changes in accounting principles	5,617	16,883	8,133
Cumulative effect of changes in accounting principles — net	(364)	—	(428)

Net income	5,253	16,883	7,705
Preferred stock distribution	(7,360)	(7,315)	(6,938)
Loss on redemption of Series A preferred stock	—	(1,720)	—

Net income (loss) available to common shareholders	$(2,107)	$7,848	$767

Basic weighted average number of common shares outstanding	26,302	26,224	21,770

Diluted weighted average number of common shares outstanding	27,680	27,555	23,086

Income (loss) per common share basic and diluted:
Income from continuing operations	$0.42	$0.31	$0.16
Loss from discontinued operations	(0.49)	(0.01)	(0.11)
Loss from cumulative effect of changes in accounting principles — net	(0.01)	—	(0.02)

Net income (loss) available to common shareholders	$(0.08)	$0.30	$0.03

Per share dividends to common shareholders	$0.60	$0.60	$0.60

See Notes to the Consolidated Financial Statements

WINSTON HOTELS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
For the Years ended December 31, 2005, 2004 and 2003
(in thousands, except per share amounts)

								Accumulated
					Additional		Distributions	Other	Total
	Preferred Stock		Common Stock		Paid-in	Unearned	In Excess of	Comprehensive	Shareholders’
	Shares	Dollars	Shares	Dollars	Capital	Compensation	Earnings	Loss	Equity
Balances at December 31, 2002	3,000	$30	20,149	$201	$256,720	$(596)	$(61,840)	$—	$194,515
Issuance of shares and other	—	—	6,122	62	50,369	(757)	—	—	49,674
Distributions ($0.60 per common share)	—	—	—	—	—	—	(13,815)	—	(13,815)
Distributions ($2.31 per preferred A share)	—	—	—	—	—	—	(6,938)	—	(6,938)
Unearned compensation amortization	—	—	—	—	—	826	—	—	826
Net income	—	—	—	—	—	—	7,705	—
Unrealized loss on derivative instruments	—	—	—	—	—	—	—	(33)
Comprehensive income									7,672

Balances at December 31, 2003	3,000	$30	26,271	$263	$307,089	$(527)	$(74,888)	$(33)	$231,934
Issuance of shares and other	3,680	37	127	1	90,108	(1,328)	—	—	88,818
Redemption of preferred A stock	(3,000)	(30)	—	—	(73,250)	—	(1,720)	—	(75,000)
Distributions ($0.60 per common share)	—	—	—	—	—	—	(15,822)	—	(15,822)
Distributions ($0.353 per preferred A share)	—	—	—	—	—	—	(1,059)	—	(1,059)
Distributions ($1.70 per preferred B share)	—	—	—	—	—	—	(6,256)	—	(6,256)
Unearned compensation amortization	—	—	—	—	—	710	—	—	710
Net income	—	—	—	—	—	—	16,883	—
Unrealized gain on derivative instruments	—	—	—	—	—	—	—	33
Comprehensive income									16,916

Balances at December 31, 2004	3,680	$37	26,398	$264	$323,947	$(1,145)	$(82,862)	$—	$240,241
Issuance of shares and other	—	—	111	1	1,291	(1,256)	—	—	36
Distributions ($0.60 per common share)	—	—	—	—	—	—	(15,906)	—	(15,906)
Distributions ($2.00 per preferred B share)	—	—	—	—	—	—	(7,360)	—	(7,360)
Unearned compensation amortization	—	—	—	—	—	947	—	—	947
Net income	—	—	—	—	—	—	5,253	—	5,253

Balances at December 31, 2005	3,680	$37	26,509	$265	$325,238	$(1,454)	$(100,875)	$—	$223,211

See Notes to the Consolidated Financial Statements

WINSTON HOTELS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended December 31, 2005, 2004 and 2003
($ in thousands)

	2005	2004	2003

Cash flows from operating activities:
Net income	$5,253	$16,883	$7,705
Adjustments to reconcile net income to net cash provided by operating activities:
Income (loss) allocation to minority interest	(86)	386	89
Income (loss) allocation to consolidated joint ventures	410	255	(36)
Depreciation	19,599	18,147	17,878
Amortization	1,541	1,437	985
Deferred income tax expense (benefit)	553	(2,203)	(2,496)
Net gain on sale of hotel properties	(383)	(16)	—
Loss on impairment of assets held for sale	12,993	462	2,583
Equity in (income) loss of unconsolidated joint ventures	(625)	61	(1,193)
Distributions from joint ventures	971	126	1,863
Unearned compensation amortization	947	710	826
Cumulative effect of changes in accounting principles, net	364	—	428
Changes in assets and liabilities:
Lease revenue receivable	—	179	(179)
Accounts receivable	(1,144)	(171)	(495)
Prepaid expenses and other assets	(4,712)	677	(1,735)
Accounts payable and accrued expenses	4,930	1,615	(1,149)

Net cash provided by operating activities	40,611	38,548	25,074

Cash flows from investing activities:
Investment in hotel properties	(102,156)	(36,802)	(9,062)
Proceeds from sale of hotel properties	10,086	10,533	—
Issuance of notes receivable	(21,700)	(25,833)	—
Collection of notes receivable	15,924	—	—
Acquisition of minority interest	—	(8,163)	—
Investment in unconsolidated joint ventures	7,262	(1,092)	(779)
Franchise fees	—	(152)	—

Net cash used in investing activities	(90,584)	(61,509)	(9,841)

Cash flows from financing activities:
Net increase (decrease) in lines of credit	91,033	37,650	(43,100)
Proceeds from mortgage loans	940	7,946	153
Payment of mortgage loans	(2,141)	(11,155)	(1,374)
Proceeds from issuance of Series B preferred shares, net	—	88,794	—
Proceeds from issuance of common shares, net	—	—	50,465
Redemption of Series A preferred shares, net	—	(75,000)	—
Distributions to shareholders	(23,249)	(23,013)	(19,834)
Distributions to minority interest in partnership	(779)	(779)	(779)
Distributions to minority interest in consolidated joint ventures, net of contributions	(677)	(859)	—
Fees paid in connection with financing activities	(4,222)	(2,131)	1,391

Net cash provided by (used in) financing activities	60,905	21,453	(13,078)

Net increase (decrease) in cash	10,932	(1,508)	2,155
Cash at beginning of period	4,115	5,623	1,510
Cash from initial consolidation of joint ventures	—	—	1,958

Cash at end of period	$15,047	$4,115	$5,623

Supplemental disclosure:
Cash paid for interest (net of amounts capitalized)	$11,193	$6,992	$7,946

Summary of non-cash investing and financing activities:
Distributions to shareholders declared but not paid	$5,816	$5,799	$5,675
Distributions to minority interest declared but not paid	$195	$195	$195
Issuance of stock grants	$1,256	$1,328	$757
Adjustment to minority interest due to issuance of common stock	$36	$23	$791
Sale of hotel property for note receivable	$1,425	$—	$—
Interest rate swap adjustment to market value	$—	$(33)	$33
Contribution of assets by joint venture partners	$3,818	$—	$—
Asset retirement obligation	$393	$—	$—
Purchase of Stanley hotel with mortgage loan	$13,000	$—	$—

See Notes to the Consolidated Financial Statements

WINSTON HOTELS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands, except per share amounts)
1. ORGANIZATION
Winston Hotels, Inc. (the “Company”), headquartered in Raleigh, North Carolina, owns and develops hotel properties directly and through joint ventures, provides and acquires hotel loans, and provides hotel development and asset management services. The Company conducts substantially all of its operations through its operating partnership, WINN Limited Partnership (the “Partnership”). The Company and the Partnership (together with the Partnership’s wholly owned subsidiaries) are collectively referred to as the “Company”. As of December 31, 2005, the Company’s ownership interest in the Partnership was 95.33% (See Note 3). The Company operates so as to qualify as a real estate investment trust (“REIT”) for federal income tax purposes under Sections 856-860 of the Internal Revenue Code of 1986, as amended.
As of December 31, 2005, the Company owned or was invested in 56 hotel properties in 17 states having an aggregate of 7,668 rooms. This included 49 wholly owned properties with an aggregate of 6,720 rooms, a 60 % ownership interest in a joint venture that owns one hotel with 138 rooms; a 49% ownership interest in a joint venture that owns one hotel with 118 rooms, a 48.78% ownership interest in a joint venture that owns one hotel with 147 rooms, and a 13.05% ownership interest in a joint venture that owns four hotels with an aggregate of 545 rooms. As of December 31, 2005, the Company also had $38.1 million in loan receivables from owners of several hotels. The Company does not hold an ownership interest in any of the hotels for which it has provided financing.
The Company has elected to be taxed as a REIT. The Company believes that it qualifies for taxation as a REIT, and with certain exceptions, the Company will not be subject to tax at the corporate level on its taxable income that is distributed to the shareholders of the Company. A REIT is subject to a number of organizational and operational requirements, including a requirement that it currently distribute at least 90% of its annual taxable income. Failure to qualify as a REIT will render the Company subject to federal income tax (including any applicable minimum tax) on its taxable income at regular corporate rates and distributions to the shareholders in any such year will not be deductible by the Company.
Under the REIT Modernization Act of 1999 (the “RMA”), which became effective January 1, 2001, a REIT is permitted to lease hotels to wholly owned taxable REIT subsidiaries of the REIT (“TRS Lessees”). The Company has formed two taxable REIT subsidiaries, Barclay Hospitality Services Inc. (“Barclay Hospitality”) and Barclay Holding, Inc. (“Barclay Holding”) (collectively, “Barclay”). As of December 31, 2005, all of the Company’s 49 wholly owned hotels were operated under leases with Barclay Hospitality. One joint venture hotel, the Chapel Hill Courtyard by Marriott, was leased to an entity owned 48.78% by Barclay Holding, a second joint venture hotel, the Ponte Vedra, FL Hampton Inn, was leased to an entity owned 49% by Barclay Holding, and a third joint venture hotel, the Stanley Hotel in Estes Park, CO, was leased to an entity owned 60% by Barclay Holding. The remaining four joint venture hotels, the West Des Moines, IA Fairfield Inn & Suites, the Houston, TX SpringHill Suites, the Shelton, CT Courtyard by Marriott and the West Des Moines SpringHill Suites by Marriott did not operate under leases as of December 31, 2005.
To qualify as a REIT, the Company cannot operate hotels. The Company’s taxable REIT subsidiaries engage hotel management companies to operate the hotels under management contracts. The Company’s third-party managers under management agreements have direct control of the daily operations of our hotels. Currently, Alliance Hospitality Management, LLC manages 42 of the Company’s 56 hotels, Marriott International manages six, Concord Hospitality Enterprises Company manages three hotels, and Promus Hotels, Inc., an affiliate of Hilton Hotels Corporation, New Castle Hotels, LLC, Noble Investment Group, Ltd., Prism Hospitality Corporation and GHG-Stanley Management, LLC each manage one hotel. Marriott reports the operating results for the hotels it manages on a fiscal year consisting of thirteen four-week periods. Therefore, for the six Marriott-managed hotels, the Company’s fiscal year will reflect twelve weeks of operations for each of the first three quarters of the year and sixteen weeks for the fourth quarter of the year. Therefore, in any given quarterly period, period-over-period results will have different ending dates. The six hotels have been included in the Company’s Consolidated Financial Statements since their acquisition in October 2005, which represented two four-week reporting periods and five days.

WINSTON HOTELS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands, except per share amounts)
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation
The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The consolidated financial statements include the accounts of Winston Hotels, Inc., the Partnership, the Partnership’s wholly owned subsidiaries, and joint ventures which were consolidated in accordance with the provision of Financial Accounting Standards Board (“FASB”) Interpretation No. 46 (revised December 2003) “Consolidation of Variable Interest Entities” (“FIN 46R”). All significant inter-company balances and transactions have been eliminated.
Minority interest as of December 31, 2005 and 2004 consists of minority interest in the Partnership (See Note 3) of $6,337 and $7,255, respectively, and minority interest in consolidated joint ventures of $6,449 and $2,899, respectively.
Accounting for Long-Lived Assets
Investment in Hotel Properties. Hotel properties are recorded at cost and are depreciated using the straight-line method over estimated useful lives of the assets of between 5 and 10 years for furniture, fixtures and equipment, and between 30 and 40 years for buildings and improvements. Upon disposition, both the assets and accumulated depreciation accounts are relieved and the related gain or loss is credited or charged to the income statement. The Company expenses repairs and maintenance costs of the hotels as they are incurred. During the years ended December 31, 2005, 2004 and 2003, the Company capitalized interest of $585, $62, and $30, respectively, related to hotels under development or major renovation.
General. The Company evaluates the potential impairment of its individual long-lived assets, principally its wholly owned hotel properties and the hotel properties in which it owns an interest through consolidated joint ventures in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” (“SFAS 144”). The Company records an impairment charge when it believes an investment in hotels has been impaired, such that the Company’s estimate of future undiscounted cash flows, together with its estimate of an anticipated liquidation amount, would not recover the then current carrying value of the investment in the hotel property, or when the Company classifies a property as “held for sale” and the carrying value exceeds fair market value. The Company considers many factors and makes certain subjective assumptions when making this assessment, including but not limited to, general market and economic conditions, operating results over the past several years, the performance of similar properties in the same market and expected future operating results based on a variety of assumptions. Changes in market conditions or poor operating results of underlying investments could adversely impact the Company’s assumptions regarding future undiscounted cash flows and anticipated liquidation amounts therefore requiring an immediate material impairment charge. Further, the Company currently owns certain hotels for which the carrying value exceeds current market value. Other than the impairment charge discussed below, the Company does not believe an impairment charge for these hotels is appropriate at this time since the Company’s forecast of future undiscounted cash flows, including an estimated liquidation amount, exceeds the current carrying value. Should the Company approve a plan to sell any of the hotels for which the carrying value exceeds fair market value, an impairment charge would be required at that time, and could be material in the aggregate.
Impairment on Planned Dispositions. The Company prepares an impairment analysis quarterly based on facts and circumstances existing at the end of each quarter. During the third quarter of 2005, management began evaluating the potential sale of certain hotels. Accordingly, the Company factored in the prospect of selling properties in the near term. As a result of this analysis, which was prepared on a probability-weighted, estimated undiscounted future cash flow basis, an impairment was triggered under a held for use model for two hotels. In accordance with SFAS 144, the Company recorded a $12.4 million (net of allocation to minority interest) non-cash impairment charge in the third quarter relating to the two hotels. The non-cash impairment charge represents an adjustment to reduce the carrying value of the two hotels to the estimated sales prices, net of estimated costs to sell. The Company’s estimated sales price is based on fair market value quotes received from independent brokers. Should the Company complete a sale of these hotels, there can be no assurance that the net proceeds from sale will equal the Company’s carrying value, in which case an additional impairment charge may be necessary at that time. On November 4, 2005, the Company’s Board of Directors (the “Board”) adopted a formal plan to sell the two hotels for which impairment charges were taken during the third quarter. Accordingly, both of these hotels are classified as “assets

WINSTON HOTELS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands, except per share amounts)
held for sale” on the Company’s Consolidated Balance Sheets. Beginning November 4, 2005, the operations for these properties were reported as discontinued operations (See Note 5).
Cash and Cash Equivalents
Cash and cash equivalents represent cash on hand and in banks plus short-term investments with an initial maturity of three months or less when purchased.
Accounts Receivable
Accounts receivable consists primarily of meeting and banquet room rental and hotel guest receivables. The Company generally does not require collateral. Ongoing credit evaluations are performed and an allowance for potential credit losses is provided against the portion of accounts receivable that is estimated to be uncollectible. The Company maintains an allowance for doubtful accounts receivable, which totaled approximately $24 and $111 at December 31, 2005 and 2004, respectively, and is included in accounts receivable on the Consolidated Balance Sheets.
Notes Receivable
The Company provides mezzanine and first-mortgage financing in the form of loans. Loans receivable are recorded at cost, adjusted for net origination fees and costs. Premiums, discounts, and net origination fees are amortized or accreted as an adjustment to interest income using the effective interest method. Loans receivable are reviewed for potential impairment at each balance sheet date. A loan receivable is considered impaired when, based on current information; it becomes probable that the Company will be unable to collect all amounts due according to the loan’s contractual terms. The amount of impairment, if any, is measured by comparing the recorded amount of the loan to the present value of the expected cash flows or fair value of collateral. If a loan were deemed to be impaired, the Company would record a reserve for loan losses through a charge to income for any shortfall. To date, no such impairment charges have been recognized.
In accordance with FIN 46R, variable interest entities, as defined, are required to be consolidated by their primary beneficiaries if the variable interest entities do not effectively disperse risks among parties involved. The Company’s mezzanine and first-mortgage loans receivable are each collateralized by various hotel properties or partnership interests in hotel properties and are subordinate to any primary loans related to the collateralized hotels. All of these loans receivable are considered to be variable interests in the entities that own the related hotels, which are variable interest entities. However, the Company is not considered to be the primary beneficiary of these hotel properties as a result of holding these loans. Therefore, the Company does not consolidate the hotels for which it has provided financing. Interests in entities acquired or created in the future will be evaluated based on FIN 46R criteria, and such entities will be consolidated, if required. The analysis utilized by the Company in evaluating FIN 46 criteria involves considerable management judgment and assumptions.
Investment in Joint Ventures.
Investment in joint ventures consists of the Company’s direct cash or land contributions to unconsolidated joint ventures, plus capitalized internal costs of services provided by the Company during the development stage, plus the Company’s share of net income (loss), less distributions received. In accordance with the provisions of Statement of Position 78-9, “Accounting for Investments in Real Estate Ventures,” the Company uses the equity method to recognize its share of net income or loss of the unconsolidated joint venture it has invested in (See Note 7).
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
Deferred Expenses
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

WINSTON HOTELS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands, except per share amounts)
Income Taxes
The Company believes that it qualifies as a REIT under Sections 856 to 860 of the Internal Revenue Code. Effective July 1, 2002, under the REIT Modernization Act, the Company began leasing its hotels to a wholly owned taxable REIT subsidiary that is subject to federal and state income taxes. The Company accounts for income taxes of this subsidiary in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”). Under SFAS 109, the Company accounts for income taxes using the asset and liability method under which deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.
Earnings and profits, which determine the taxability of distributions to shareholders, differ from net income reported for financial reporting purposes due primarily to the differences for federal tax purposes in the estimated useful lives used to compute depreciation and the carrying value (basis) of the investment in hotel properties. For federal income tax purposes, none of the distributions declared on the Company’s Preferred Stock for the years ended December 31, 2005, 2004, and 2003 are considered to be return of capital. For federal income tax purposes, 0%, 0% and approximately 14% of the distributions declared on the Company’s common stock for the years ended December 31, 2005, 2004, and 2003, respectively, are considered to be return of capital.
Franchise Agreements
The Company’s franchisors periodically inspect the Company’s hotels to ensure that they meet certain brand standards primarily pertaining to the condition of the property and its guest service scores. As of December 31, 2005, the Company was in default at six hotels for product improvement issues and low guest service scores. One of the defaults is the second in a row for the hotel and therefore it must maintain a passing rating for the next two years. If the hotel receives a third default during this time, the franchisor may choose to terminate the franchise agreement. The Company is currently in the process of curing these deficiencies to comply with the respective franchisor’s standards, and although the Company expects to receive an acceptable rating for each of these hotels, it can provide no assurance that an acceptable rating will be received for such hotels. The failure by the Company to cure defaults at multiple properties and the subsequent terminations of franchise agreements by its franchisors could have a material adverse effect on the Company’s financial statements and/or results of operations.
As of December 31, 2005, 55 of the Company’s 56 hotels were operated under franchise licenses. The franchise agreements provide for termination at the franchisor’s option upon the occurrence of certain events, including the Company’s failure to pay royalties and fees or perform its other covenants under the franchise agreement, bankruptcy, abandonment of the franchise, commission of a felony, assignment of the franchise without the consent of the franchisor, or failure to comply with applicable law or maintain applicable standards in the operation and condition of the relevant hotel. The franchise agreements will not renew automatically upon expiration. The 55 hotels’ franchise licenses, including six joint venture hotels, expire as follows:

Year of Expiration	Number of Hotels	Year of Expiration	Number of Hotels

2007	3	2016	2
2008	4	2017	11
2009	3	2018	5
2010	2	2019	6
2011	2	2020	1
2012	2	2022	3
2013	4	2023	1
2014	1	2024	3
2015	1	2025	1

The Company has recently received written notification from two franchisors that the franchise license agreements for three of its hotels, which expire in November 2007, January 2008 and March 2009, will not be renewed. In September 2005, the Company recorded a non-cash impairment charge relating to two hotels. On November 4, 2005, the Company’s Board of Directors adopted a formal plan to sell the two hotels, including one for which the franchise will not be renewed. Regarding the other two hotels, the Company may decide to change the brand of the hotels prior to the expiration date. This situation is not expected to have a material impact on the Company’s results of operations in the future. There can be no assurance that other licenses will be renewed upon the expiration thereof. Such future non-renewals could have a material adverse effect on the Company.

WINSTON HOTELS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands, except per share amounts)
Revenue Recognition
Room, food and beverage, and other revenue are recognized at the time of service.
Derivative Financial Instruments
The Company recognizes all material derivative financial instruments as assets and liabilities and measures them at fair value. For derivative financial instruments that are designated and qualify as a cash flow hedge, the effective portions of changes in fair value of the derivative are recorded in accumulated other comprehensive income and are recognized in the income statement when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized currently in earnings. Changes in the fair value of derivatives that do not qualify for hedge treatment are recognized currently in earnings.
Concentration of Credit Risks
Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash. The Company mitigates this risk by placing cash deposits at credible federally insured depository institutions. At December 31, 2005, bank account balances exceeded federal depository insurance limits by approximately $18.5 million. This includes $2.4 million in escrow accounts classified in prepaid expenses and other assets that are deposited at credible federally insured depository institutions.
Estimates
The preparation of the consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosures of contingent assets and liabilities at the date of the consolidated financial statements and the amounts of revenues and expenses reflected during the reported periods. Actual results could differ from those estimates.
Recently Issued Accounting Standards
Refer to Note 15 for information regarding the Company’s 2006 implementation of a new stock-based compensation standard.
In June 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections,” a replacement of APB Opinion No. 20, “Accounting Changes” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements” (“SFAS 154”), which is effective for accounting changes made in fiscal years beginning after December 31, 2005. SFAS 154 is not expected to have a material impact on the Company’s financial statements or results of operations.
In March, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations,” (“FIN 47”) an interpretation of SFAS No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”). The interpretation clarifies that a legal obligation to perform an asset retirement activity that is conditional on a future event is within the scope of SFAS 143. Accordingly, an entity is required to recognize a liability for the fair value of an asset retirement obligation (“ARO”) that is conditional on a future event if the liability’s fair value can be reasonably estimated. The interpretation also provides additional guidance for evaluating whether sufficient information is available to make a reasonable estimate of the fair value. The Company adopted the interpretation effective December 31, 2005.
FIN 47 clarifies that future expenses to remove environmental contaminates, including asbestos-containing materials (“ACMs”) from buildings should be estimated and accrued as a liability at the time of acquisition with an offset to increase the cost of the associated structure. The Company currently owns four hotels in which ACMs were identified. The ACMs are appropriately managed, in accordance with current environmental laws and regulations. As such, if the ACMs pose a threat to human health or if construction, renovation, remodeling, or demolition occurs, it is the Company’s practice to remediate the ACMs. As a result of adopting FIN 47, the Company recorded AROs totaling $654 and increased by $272 the net value of its recorded assets to recognize the associated conditional retirement obligation of removing the ACMs. The Company used an expected cash flow approach to measure these obligations. The retirement liability is accreted through interest expense to the estimated payouts that would be made in the future if settlement of the liability were to occur. The increased asset value is depreciated following the Company’s policy for the hotel. Previously, the Company did not accrue any retirement liability for the expected retirement costs on these hotels due to the uncertainty associated with the timing and amount of payment. The cumulative effect of initial adoption of this interpretation was $364 (net of allocation to minority interest of $18),

WINSTON HOTELS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands, except per share amounts)
which is included in cumulative effect of change in accounting principle on the Consolidated Statements of Operations for the year ended December 31, 2005. If the Company had adopted FIN 47 on January 1, 2003 the asset retirement obligation would have been the following on a pro forma basis:

Asset retirement obligation as of January 1, 2003	$555
Accretion expense	31

Asset retirement obligation as of December 31, 2003	586
Accretion expense	33

Asset retirement obligation as of December 31, 2004	619
Accretion expense	35

Asset retirement obligation as of December 31, 2005	$654

If the Company had adopted FIN 47 on January 1, 2003 net income (loss) and the respective per share amounts, would have been the following on a pro forma basis for the years ended December 31:

	2005	2004	2003

Net income (loss) available to common shareholders, as reported	$(2,107)	$7,848	$767
Add: Cumulative effect of change in accounting principle - net	364	—	—
Deduct: Accretion expense	(35)	(33)	(31)
Deduct: Depreciation expense	(13)	(13)	(13)

Pro forma net income (loss) available to common shareholders	$(1,791)	$7,802	$723
Earnings (loss) per share:
Basic and diluted — as reported	$(0.08)	$0.30	$0.03
Basic and diluted — pro forma	$(0.07)	$0.30	$0.03

The pro forma amounts were measured using the same information, assumptions and interest rates used to measure the liability for conditional asset retirement obligations recognized upon adoption of FIN 47.
In June 2005, the FASB ratified the Emerging Issues Task Force’s (“EITF”) consensus on EITF 04-05, Determining Whether a General Partner, or the General Partners as a Group, Controls a Limited Partnership or Similar Entity When the Limited Partners Have Certain Rights. EITF 04-05 provides a framework for determining whether a general partner controls, and should consolidate, a limited partnership or a similar entity. It was effective after June 29, 2005, for all newly formed limited partnerships and for any pre-existing partnerships that modify their partnership agreements after that date. General partners of all other limited partnerships will apply the consensus no later than the beginning of the first reporting period in fiscal years beginning after December 15, 2005. The impact of the adoption of EITF 04-05 is not expected to have a material impact on the Company’s consolidated financial position or results of operations.
3. MINORITY INTEREST IN PARTNERSHIP
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
The Company is the general partner of, and owns a 95.33% ownership interest in, the Partnership. The remaining 4.67% minority interest in the Partnership is owned by Hubbard Realty of Winston-Salem, Inc. (0.23%), Cary Suites, Inc. (3.67%), WJS — Perimeter, Inc. (0.39%), and Charles M. Winston (0.38%). Hubbard Realty of Winston-Salem, Inc. is owned by parties unrelated to the Company. Mr. Robert W. Winston, Chief Executive Officer of the Company, is the sole officer and director of Cary Suites. Cary Suites is a corporation owned 29.1% by Robert W. Winston, 20.8% by his wife, 15.75% by each of his parents, 17.9% by trusts for the benefit of his children, and 0.7%

WINSTON HOTELS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands, except per share amounts)
by his sister. Robert W. Winston’s father is Charles M. Winston, Chairman of the Board. Charles M. Winston serves as a director and owns a 33.33% ownership in WJS — Perimeter, Inc. The remaining 66.67% ownership interest in WJS — Perimeter, Inc. is owned by parties unrelated to the Company.
4. CONCENTRATION RISK
The Company’s investments are all concentrated within the hotel industry. The Company’s current investment strategy is to acquire or develop mid to upscale hotels, acquire first mortgages on hotel properties and invest in other mortgage-related instruments such as mezzanine loans to hotel owners and operators. At present, all of the Company’s owned hotels or hotels securing the Company’s loans receivable are domestically located. Accordingly, adverse conditions in the hotel industry will have a material adverse effect on the Company’s operating and investment revenues and cash available for distribution to shareholders.
At December 31, 2005, 28 out of the Company’s 49 wholly owned hotels were located in the five eastern seaboard states ranging from Virginia to Florida, including 16 hotels located in North Carolina. Adverse events in these areas, such as economic recessions, hurricanes or other natural disasters, could cause a loss of revenues from these hotels, which could have a greater adverse effect on the Company as a result of its concentration of assets in this area. The Company’s geographic concentration also exposes it to risks of oversupply and competition in its principal markets.
In addition, the Company expects to originate or acquire additional mezzanine loans receivable. These types of mortgage loans involve a higher degree of risk than long-term senior mortgage lending collateralized by income-producing real property due to a variety of factors, including the loan being entirely unsecured or, if collateralized, becoming unsecured as a result of foreclosure by the senior lender. The Company may not recover some or all of its investment in these loans. In addition, mezzanine loans may have higher loan-to-value ratios than conventional mortgage loans resulting in less equity in the property and increasing the risk of loss of principal.
5. DISCONTINUED OPERATIONS
In accordance with SFAS 144, the Company recorded a $12.4 million (net of allocation to minority interest) non-cash impairment charge in the third quarter relating to two hotels. On November 4, 2005, the Company’s Board adopted a formal plan to sell the two hotels. Accordingly, both of these hotels are classified as “assets held for sale” on the Company’s Consolidated Balance Sheet and are included in discontinued operations on the Company’s Consolidated Statements of Operations. Should the Company complete a sale of these hotels, there can be no assurance that the net proceeds from sale will equal the Company’s carrying value, in which case an additional impairment charge may be necessary at that time.
The Company sold the Hilton Head, South Carolina Hampton Inn in May 2005 for $4.4 million in cash, net of closing costs. The Company recorded a gain of $470 related to the sale of the Hilton Head Hampton Inn. The Company sold two hotels during January 2005. The Chester, Virginia Comfort Inn was sold for $5.2 million in cash, net of closing costs. The Greenville, South Carolina Comfort Inn was sold for $1.9 million, net of closing costs, of which the Company received approximately $0.5 million in cash proceeds and a note receivable for approximately $1.4 million. The note requires monthly fixed principal payments of $6 over five years, (at which time the balance of the note is due) and bears interest at a rate of prime (7.25% at December 31, 2005) plus 1.5%. The Company recorded a loss of $33 related to the sale of the Chester Comfort Inn, and a loss of $54 related to the sale of the Greenville Comfort Inn. These losses were in addition to the estimated impairment losses taken in 2004 and 2003, relating to the Greenville Comfort Inn. The Greenville Comfort Inn was originally classified as held for sale in the third quarter of 2003. The Company sold the Wilmington, North Carolina Hampton Inn in February 2004 and sold the Las Vegas, Nevada Hampton Inn in June 2004 for an aggregate gain of $16.
The operating results for these hotels are included in discontinued operations in the statements of operations until their sale date. The Company has elected not to allocate interest expense to the results of the discontinued operations in accordance with SFAS 144. Including additional hotels in discontinued operations during 2005 resulted in certain reclassifications to the December 31, 2004 and 2003 financial statement amounts. Condensed financial information of the results of operations for the hotels included in discontinued operations is as follows:

WINSTON HOTELS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands, except per share amounts)

	2005	2004	2003

Total revenue	$8,408	$13,514	$14,696
Total expenses	9,185	13,963	15,300

Loss from hotel operations	(777)	(449)	(604)
Allocation to minority interest in Partnership — (income) loss from discontinued operations	33	(9)	(19)
Gain on sale of discontinued operations	383	16	—
Allocation to minority interest in Partnership - gain on sale of discontinued operations	(17)	(1)	—
Loss on impairment of asset held for sale	(12,993)	(462)	(2,583)
Allocation to minority interest in Partnership — loss on impairment of assets held for sale	607	22	153
Income tax benefit	40	662	869

Loss from discontinued operations	$(12,724)	$(221)	$(2,184)

6. HOTEL DEVELOPMENT AND ACQUISITION
Development of Princeton Homewood Suites
In July 2005, the Company closed on the purchase of 4.5 acres of land within the Forrestal Center of Princeton University for $2.9 million and is building a 142-room Homewood Suites hotel for an estimated all-in cost of approximately $19.6 million. The Company anticipates funding about $12.0 million of the project’s cost through a first mortgage loan with the remainder to be funded with funds available under the Company’s credit facilities. The Company broke ground on the hotel in September and expects to open the hotel in the first quarter of 2007. As of December 31, 2005, the Company had invested approximately $6.0 million.
Development of Wilmington Hilton Garden Inn
The Company is building a 119-room Hilton Garden Inn hotel in the Mayfaire Town Center development in Wilmington, N.C. The estimated all-in cost of this development is expected to be approximately $13.3 million, 65% of which is expected to be borrowed under a first mortgage loan. The Company broke ground on the hotel in December and expects to open the hotel in the spring of 2007. As of December 31, 2005, the Company had invested approximately $2.0 million.
Acquisition of Hampton Inn & Suites Baltimore Inner Harbor
On September 2, 2005, the Company acquired the 116-room Hampton Inn & Suites Baltimore Inner Harbor in Maryland for $16.3 million from a private investment group. In 2002, the Company co-funded equally with Hall Financial Group a $3.5 million mezzanine loan to help finance the acquisition and renovation of this hotel (See Note 8). Upon acquiring the hotel, the mezzanine loan was paid off, which resulted in a lump sum payment of approximately $5.3 million, including $3.3 million of principal and $2.0 million in accrued interest and disposition fees. The Company’s portion of the $5.3 million totaled $2.8 million. Upon pay off of the loan, the Company realized $0.7 million in interest income that it had not previously received or accrued. Simultaneously with the acquisition, the Company entered into a joint venture, 131 East Redwood, LLC, with Redwood Center, LLC and Chevron TCI, Inc. The joint venture leases the Hampton Inn & Suites from the Company (See Note 7).
Acquisition of Six Hotels
In October 2005, the Company acquired six hotels with an aggregate of 698 rooms for $46.9 million. The properties consist of one Courtyard by Marriott hotel and five TownePlace Suites hotels. Five of these hotels are located in Texas—one in Austin, one in College Station, one in Clearlake and two in Houston—and one is located in Birmingham, Ala. The hotels continue to be managed by Marriott, which is the Company’s eighth management company. Marriott reports the operating results for the hotels it manages on a fiscal year consisting of thirteen four-week periods. Therefore, for these six Marriott-managed hotels, the Company’s fiscal year will reflect twelve weeks of operations for each of the first three quarters of the year and sixteen weeks for the fourth quarter of the year. Therefore, in any given quarterly period, period-over-period results will have different ending dates. The six hotels have been included in the Company’s consolidated financial statements since their acquisition, which represented two four-week reporting periods and five days.

WINSTON HOTELS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands, except per share amounts)
7. SUMMARIZED FINANCIAL STATEMENT INFORMATION FOR JOINT VENTURES
As of December 31, 2005, the Company had invested in eight operating hotels and two hotels under development through joint ventures. For the years ended December 31, 2005 and 2004, the Company consolidated all voting interest entities in which it owns a controlling voting interest and all variable interest entities for which it is the primary beneficiary in accordance with FIN 46R. As a result, the Company consolidated the balance sheet and the results of operations for six of the hotels it has invested in through joint ventures. The Company’s investment in four joint venture hotels is not consolidated and instead is accounted for under the equity method.
In accordance with the provisions of FIN 46R, during the third quarter of 2003 the Company consolidated the balance sheet and operations of its Chapel Hill Joint Venture. As of December 31, 2003, the Company also consolidated the balance sheets of the Evanston Joint Venture, the Windsor Joint Venture and the Marsh Landing Joint Venture. The operations of these joint ventures were consolidated beginning with the first quarter of 2004. During 2003, the Company’s share of operating results was reflected in equity in income (loss) of unconsolidated joint ventures.
Consolidated Joint Ventures

Hotels Under Development
In July 2005, the Company formed a joint venture, Gateway Hotel Lessee, LLC with DeHoff Development Company to build a 121-room Hilton Garden Inn at Gateway Corporate Park, adjacent to the Akron-Canton Airport in Green, Ohio, for an estimated cost of $12.0 million. The total equity investment in the joint venture is expected to be approximately $4.6 million. The Company plans to contribute $1.0 million in exchange for common equity in the joint venture, and another $2.2 million in exchange for preferred equity in the joint venture, while DeHoff plans to contribute approximately $1.4 million to the joint venture in exchange for common equity. The hotel broke ground in September 2005 with an anticipated late fall 2006 opening. The joint venture anticipates funding the remainder of the estimated project’s all-in cost with a first mortgage. During December of 2005, the joint venture entered into a $7.9 million construction to permanent loan. The balance sheet and the results of operations of this joint venture are consolidated in the Company’s consolidated financial statements pursuant to FIN 46R.
In December 2004, the Company formed a joint venture, Winston Kansas City, LP with U.S. Bancorp Community Development Corporation to acquire a historic residential building in Kansas City, MO. The property is undergoing extensive renovations to be converted into a 123-room Courtyard by Marriott hotel with an estimated all-in cost of approximately $16.7 million, net of tax credits totaling $7.7 million, $10.9 million of which will be financed by a first mortgage loan. The Company expects the hotel to open in April of 2006. Winston Kansas City, LP, a wholly owned subsidiary of the Company, will lease the hotel from the joint venture once it is completed. The balance sheet of this joint venture is consolidated and the results of operations will be consolidated in the Company’s consolidated financial statements pursuant to FIN 46R.
Operating Hotels
During 2005, the Company entered into a new joint venture, Stanley Associates, with Stanley Holdings, LLC to acquire the Stanley Hotel in Estes Park, Colorado. The Company contributed $3.0 million of the total $5.0 million equity investment in the joint venture. The joint venture acquired the Stanley Hotel on August 5, 2005 and simultaneously closed on a $13.0 million first mortgage loan to finance the acquisition (See Note 10). The Company currently owns a 60% interest in both Stanley Associates, which owns the hotel, and New Stanley Associates Lessee, LLC (“Stanley Lessee”), which leases the hotel from Stanley Associates. GHG-Stanley Management, LLC will continue to manage the 138-room hotel. The results of operations and the balance sheet of these joint ventures are consolidated in the Company’s consolidated financial statements pursuant to FIN 46R and all intercompany accounts are eliminated.
During 2005, the Company entered into a joint venture, 131 East Redwood, LLC, with Redwood Center, LLC and Chevron TCI, Inc. The Company contributed $0.1 million for a 0.1% ownership in the joint venture. The joint venture leases the Hampton Inn & Suites Baltimore Inner Harbor in Maryland, which the Company purchased in September of 2005, from the Company (See Note 6). Excluding a priority payment and administrative fee totaling $120 per year payable to Chevron, TCI, Inc., the Company receives nearly all of the remaining net operating results from the operations of the hotel. As the managing partner and owner of the leased hotel, the Company receives the majority of the economic benefits of the joint venture and is therefore the primary beneficiary of this joint venture.

WINSTON HOTELS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands, except per share amounts)
Therefore, the results of operations and the balance sheet of this joint venture are consolidated in the Company’s consolidated financial statements pursuant to FIN 46R and all intercompany accounts are eliminated.
During 2000, the Company entered into a joint venture, Marsh Landing Hotel Associates, LLC (“Marsh Landing Hotel Associates”), with Marsh Landing Investments, LLC to develop and own hotel properties. The Company currently owns a 49% interest in both Marsh Landing Hotel Associates, which owns the Ponte Vedra, Florida Hampton Inn, and Marsh Landing Lessee Company, LLC (“Marsh Landing Lessee”), which leases the hotel from Marsh Landing Hotel Associates. Marsh Landing Investments, LLC owns a 51% interest in each of Marsh Landing Hotel Associates and Marsh Landing Lessee. Marsh Landing Investments, LLC is owned by Charles M. Winston, Chairman of the Board and James H. Winston, a former Board member. Pursuant to FIN 46R, these joint ventures were considered to be VIE’s and the Company was considered to be the primary beneficiary. Therefore, the Company consolidated the balance sheets of these joint ventures beginning as of December 31, 2003, and consolidated the results of operations beginning with the first quarter of 2004. Prior to the adoption of FIN 46R these joint ventures were accounted for under the equity method and the Company’s share of operating results was included in equity in income (loss) of unconsolidated joint ventures.
During 2003, the Company entered into a joint venture, Chapel Hill Hotel Associates, LLC (“Chapel Hill Hotel Associates”), with Chapel Hill Investments, LLC to develop and own hotel properties. The Company currently owns a 48.78% interest in both Chapel Hill Hotel Associates, which owns the Chapel Hill Courtyard by Marriott (opened September 2004), and Chapel Hill Lessee Company, LLC (“Chapel Hill Lessee”), which leases the Chapel Hill Courtyard by Marriott from Chapel Hill Hotel Associates. Chapel Hill Investments, LLC owns a 51.22% interest in each of Chapel Hill Hotel Associates and Chapel Hill Lessee. Chapel Hill Investments, LLC is owned 52% by Charles M. Winston and James H. Winston collectively, and 48% by three other unaffiliated owners collectively. The results of operations and the balance sheet of these joint ventures are consolidated in the Company’s consolidated financial statements pursuant to FIN 46R and all intercompany accounts are eliminated.

WINSTON HOTELS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands, except per share amounts)
The following tables set forth a summary of the balance sheets for the consolidated joint ventures as of December 31, 2005 and 2004 and the statements of operations for the years ended December 31, 2005, 2004 and 2003:

	2005	2004

Gateway Hotel Lessee, LLC
Assets	$2,336	$—
Liabilities	36	—

Equity	$2,300	$—

Winston Kansas City, LP
Assets	$16,984	$3,962
Liabilities	1,887	—

Equity	$15,097	$3,962

Stanley Associates
Assets	$18,192	$—
Liabilities	13,059	—

Equity	$5,133	$—

Stanley Lessee
Assets	$789	$—
Liabilities	650	—

Equity	$139	$—

131 East Redwood, LLC
Assets	$1,372	$—
Liabilities	428	—

Equity	$944	$—

Marsh Landing Hotel Associates
Assets	$6,532	$7,044
Liabilities	4,782	4,978

Equity	$1,750	$2,066

March Landing Lessee
Assets	$48	$—
Liabilities	43	—

Equity	$5	$—

Chapel Hill Hotel Associates
Assets	$13,431	$13,576
Liabilities	10,712	9,916

Equity	$2,719	$3,660

Chapel Hill Lessee
Assets	$151	$130
Liabilities	68	187

Equity (deficit)	$83	$(57)

WINSTON HOTELS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands, except per share amounts)

	2005	2004	2003

Gateway Hotel Lessee, LLC
Revenue	$—	$—	$—
Expense	14	—	—

Net loss	$(14)	$—	$—

Winston Kansas City, LP
Revenue	$—	$—	$—
Expense	—	—	—

Net loss	$—	$—	$—

Stanley Associates
Revenue	$852	$—	$—
Expense	719	—	—

Net income	$133	$—	$—

Stanley Lessee
Revenue	$3,836	$—	$—
Expense	3,697	—	—

Net income	$139	$—	$—

131 East Redwood, LLC
Revenue	$1,569	$—	$—
Expense	1,644	—	—

Net loss	$(75)	$—	$—

Marsh Landing Hotel Associates
Revenue	$1,247	$1,487	$1,422
Expense	893	761	785

Net income	$354	$726	$637

March Landing Lessee
Revenue	$2,982	$—	$—
Expense	2,978	—	—

Net income	$4	$—	$—

Chapel Hill Hotel Associates
Revenue	$1,956	$387	$6
Expense	1,865	757	76

Net income (loss)	$91	$(370)	$(70)

Chapel Hill Lessee
Revenue	$4,629	$838	$—
Expense	4,489	896	—

Net income (loss)	$140	$(58)	$—

The table above includes the minority interest income of $410, $255 and $347 for the years ended December 31, 2005, 2004 and 2003, respectively. The $36 of income (loss) allocation to minority interest in consolidated joint ventures on the Consolidated Statements of Operations for the year ended December 31, 2003 does not include $311 of income allocated to minority interest income related to the Marsh Landing joint venture, which was consolidated beginning with the first quarter of 2004. Prior to the adoption of FIN 46R this joint venture was accounted for under the equity method and the Company’s share of operating results was included in equity in income (loss) of unconsolidated joint ventures. Minority interest in consolidated joint ventures as of December 31, 2005 and 2004 was $6,449 and $2,899, respectively.

WINSTON HOTELS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands, except per share amounts)
Unconsolidated Joint Ventures
During the fourth quarter of 2002, the Company formed a joint venture (the “Charlesbank Venture”) with Boston-based Charlesbank Capital Partners, LLC (“Charlesbank”). The Company owns 15% of the Charlesbank Venture and Charlesbank owns 85%. The Charlesbank Venture focuses on acquisitions that the partners believe have turnaround or upside potential and can benefit from additional capital and aggressive asset management, which often includes renovating, repositioning, rebranding and/or a change in management. The Charlesbank Venture invested in four hotels through a joint venture (“WCC Project Company LLC”) comprised of Concord Hospitality Enterprises Company (“Concord”) and the Charlesbank Venture. Concord owns a 13% interest in the projects acquired by WCC Project Company LLC, while the Charlesbank Venture owns 87%, so that the Company has an indirect 13.05% ownership interest in WCC Project Company LLC. In December 2005, the joint venture sold one of the four hotels resulting in the Company receiving a $1.1 million distribution, $0.3 million of which was a return of capital, and an allocation of $551 of the related gain, which is included in equity in income (loss) of unconsolidated joint ventures on the accompanying Consolidated Statements of Operations for the year ended December 31, 2005. As of December 31, 2005, the Company held approximately $6.9 million in cash from the hotel sale that was distributed to the other partners in the unconsolidated joint venture in January 2006.
As of December 31, 2005, the Charlesbank Venture had invested in another hotel through a joint venture (“WNC Project Company LLC”) comprised of Shelton III Hotel Equity LLC, owned by New Castle Hotels LLC (“New Castle”) and the Charlesbank Venture. New Castle owns a 13% interest in WNC Project Company LLC, while the Charlesbank Venture owns 87%, so that the Company has an indirect 13.05% ownership interest in WNC Project Company LLC.
The Company’s carrying amount of its investment in both the WCC Project Company LLC and the WNC Project Company LLC joint ventures differs from its share of the partnership equity reported in the balances of the unconsolidated joint venture due to the Company’s cost of its investment in excess of the historical net book values. The additional basis is allocated to depreciable assets and depreciation is recognized on a straight-line basis over 30 years. The Company accounts for its investment in these hotels under the equity method of accounting. Therefore, results of operations and the balance sheets of these four hotels are not consolidated in the Company’s consolidated financial statements.
Under the terms of the operating agreement for each joint venture, the Company and its venture partner each must approve all major decisions, including refinancing or selling the respective hotels, making loans, changes in partners’ interests, entering into material contracts, purchasing or acquiring assets, and approving operating and capital expenditure budgets. The following tables set forth a summary of the balance sheet and statement of operations, including the Company’s share, related to the Charlesbank Venture as of December 31, 2005 and 2004 and for the years ended December 31, 2005, 2004 and 2003:

As of December 31,	2005	2004

Gross fixed assets	$40,791	$47,599
Accumulated depreciation	(2,912)	(2,178)
Other assets	4,304	5,107

Total assets	42,183	50,528

Liabilities	4,053	3,303
Outstanding loans	25,954	30,768

Total liabilities	30,007	34,071

Equity	12,176	16,457

Company’s share of equity	1,644	2,077
Company’s additional basis	151	435

Investment in joint ventures	$1,795	$2,512

WINSTON HOTELS. INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands,except per share amounts)

Years Ended December 31,	2005	2004	2003

Revenues	$16,516	$11,198	4,615
Hotel department expenses	(4,874)	(3,693)	(1,285)
Management fees	(762)	(513)	(220)
Undistributed and fixed expenses	(9,847)	(7,062)	(2,879)
Gain on sale of hotel	6,291	—	—

Hotel net income (loss)	7,324	(70)	231

Charlesbank Venture’s 87% share of net income (loss)	6,372	(61)	201
Corporate charges	(303)	(250)	(124)

Charlesbank Venture net income (loss)	6,069	(311)	77
Winston’s 15% share of Charlesbank Venture net income (loss)	910	(47)	12
Amortization of investment true-up	(285)	(14)	(8)

Equity in income (loss) of unconsolidated joint ventures	$625	$(61)	$4

The $1,193 of equity in income of unconsolidated joint ventures on the Consolidated Statements of Operations for the year ended December 31, 2003 includes $1,189 of equity in income related to Marsh Landing, Evanston and Windsor, for which the operations were consolidated beginning with the first quarter of 2004.
Previous Joint Ventures
In addition to the joint ventures described above, during 1999 the Company entered into two joint ventures with Regent Partners, Inc. (“Regent”) to jointly develop and own upscale hotel properties. As of December 31, 2003, the Company owned a 49% interest in one joint venture with Regent and a 57.65% interest in the other joint venture, each of which owned an operating hotel. These hotels consisted of the 178-room Hilton Garden Inn located in Evanston, IL and the 157-room Hilton Garden Inn located in Windsor, CT. These joint ventures were considered to be VIE’s and the Company was considered to be the primary beneficiary. Therefore, the Company consolidated the balance sheets of these joint ventures beginning as of December 31, 2003, and consolidated the results of operations beginning with the first quarter of 2004.
In March 2004, the Company purchased its joint venture partner’s ownership interest in both the Evanston, IL Hilton Garden Inn hotel and the Windsor, CT Hilton Garden Inn hotel. The amount paid for Regent’s ownership interest in the Evanston Hilton Garden Inn totaled approximately $6.9 million, and was based on a value of $25.3 million for the sale of the hotel, net of debt assumed of approximately $11.8 million. The amount paid for Regent’s ownership interest in the Windsor Hilton Garden Inn totaled approximately $1.2 million, and was based on a value of $12.3 million for the sale of the hotel, net of debt paid off of approximately $9.3 million. As a result of these purchases, the Company owns 100% of the equity in the entities that own the Evanston, IL Hilton Garden Inn and the Windsor, CT Hilton Garden Inn hotels. Barclay continued to lease the Evanston hotel and, as a result of the purchase, Barclay assumed the lease of the Windsor hotel from Windsor Lessee Company LLC.
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

WINSTON HOTELS. INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands,except per share amounts)
8. NOTES RECEIVABLE
The Company provides mezzanine and first-mortgage financing to third-party owners of hotels. The Company does not hold an ownership interest in any of these hotels. These loan arrangements are considered to be variable interests in the entities that own the hotels, all of which are VIEs. However, the Company is not considered to be the primary beneficiary for any of these VIEs. Therefore, the Company will not consolidate the results of operations of these hotels. The Company does not have any further lending commitments to these specific VIEs.

Notes receivable as of December 31,	2005	2004

$1.1 million mezzanine loan collateralized by the ownership interest of the entity that owns the Hilton Garden Inn in Atlanta (Sugarloaf), Georgia, matures December 2006 at an interest rate of 30-day LIBOR plus 7.36%, with interest-only payments through maturity, with additional interest of 2% of gross monthly revenues until maturity of which 25% is paid currently and 75% is accrued, at maturity Company will receive greater of accrued interest or 15% of the appreciation in value	$1,080	$1,080

$2.2 million mezzanine loan collateralized by the ownership interest of the entity that owns the Hilton Garden Inn in Tampa FL, matures January 2006, at an interest rate of 30-day LIBOR plus 8.44%, with interest-only payments through maturity, with additional interest of 2% of gross monthly revenues until maturity of which 25% is paid currently and 75% is accrued, at maturity Company will receive greater of accrued interest or 20% of the appreciation in value, paid in full December 2005	—	2,186

$1.8 million mezzanine loan collateralized by the ownership interest of the entity that owned the Hampton Inn & Suites in Baltimore, MD, at an interest rate of 30-day LIBOR plus 10.21%, with interest and principal payments based on a ten year amortization, with additional accrued interest of 10% of gross monthly revenues until maturity, at maturity Company received the greater of accrued interest or 60% of the appreciation in value, paid in full September 2005 (See Note 6)	—	1,683

$2.4 million mezzanine loan collateralized by the ownership interest of the entity that owns the Sheraton hotel in Atlantic Beach, NC, matures February 2009, at an interest rate of 60-day LIBOR (with a 2% floor) plus 9%, with interest-only payments through maturity, with additional interest of 2% of outstanding principal balance accruing monthly	2,400	2,400

$6 million B-note collateralized by the Cornhusker Square Hotel in Lincoln, NE, matures June 2006, at an interest rate of 10%, interest only payments until maturity or payoff, paid in full March 2005	—	6,000

$5.5 million mezzanine loan collateralized by the ownership interest of the entity that owns the Residence Inn by Marriott in St. Louis, MO, matures October 2009, at an interest rate of 30-day LIBOR plus 10.25%, with interest only for the first two years of operations and interest and principal payments thereafter based on a ten year amortization schedule, with additional interest of 3% of outstanding principal balance accruing monthly	5,500	5,500

$6.0 million participation in a $38 million senior loan collateralized by the Radisson Resort in Kauai, matures December 2005 with two extension periods of three months and 12 months, respectively, at an interest rate of 11%, with interest only payments until maturity, paid in full December 2005	—	6,000

$6.0 million mezzanine loan collateralized by the ownership interest of the entity that owns the LaPosada de Santa Fe Resort in Santa Fe, New Mexico, matures December 2007, at an interest rate of 30-day LIBOR plus 9%, with interest only payments until maturity	6,000	6,000

$1.4 million loan collateralized by the Comfort Inn in Greenville, SC, matures January 2010, at an interest rate of prime plus 1.5%, with fixed principal payments of $6 plus interest until maturity (See Note 5)	1,366	—

WINSTON HOTELS. INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands,except per vshare amounts)

Notes receivable as of December 31,	2005	2004
$3.4 million mezzanine loan collateralized by the ownership interest of the entity that owns the Hampton Inn & Suites in Albany NY, matures August 2011, at an interest rate of 30-day LIBOR plus 9.41%, with interest only payments until maturity, with additional interest of 4% accruing monthly until maturity	3,375	—

$2.8 million in B-notes purchased for $2.3 million collateralized by second mortgages on the SpringHill Suites and TownePlace Suites in Boca Raton FL and the TownePlace Suites in Fort Lauderdale FL, matures September 2011, at an effective interest rate of 9.3% (and a yield to maturity of 11.7%), interest and principal payments based on a six and one-half year amortization schedule	2,329	—

$2.0 million participation in a $20 million senior bridge loan collateralized by a hotel/condo project in Miami FL, matures August 2007, at an interest rate of 11%, with interest only payments until maturity	2,000	—

$14.0 million in four mezzanine loans collateralized by senior participation interests in four loans of Walton Street Capital that owns the four Marriott Renaissance hotels, matures October 2008 with two one-year extensions, at an interest rate of 30-day LIBOR plus 4.5%, with interest only payments until maturity	14,000	—

Total notes receivable	$38,050	$30,849

Total interest receivables related to notes	$1,152	$1,153

At December 31, 2005 and 2004 30-day LIBOR was 4.39% and 2.40%, respectively. At December 31, 2005 and 2004 60-day LIBOR was 4.48% and 2.49%, respectively. At December 31, 2005 and 2004 prime was 7.25% and 5.25%, respectively. Interest income for the year ended December 31, 2005 includes approximately $1.6 million related to the four loans that were paid off in 2005, prior to their maturity date, resulting in prepayment and related fees of $0.4 million and $1.2 million in interest and appreciation in the value of the hotels.
9. DEFERRED EXPENSES
As of December 31 deferred expenses consisted of:

	2005	2004

Franchise fees	$1,787	$1,813
Debt facility fees	11,116	6,614

	12,903	8,427
Less accumulated amortization	6,096	4,668

Deferred expenses, net	$6,807	$3,759

10. CREDIT FACILITIES AND MORTGAGE LOANS
Credit Facilities
The Company’s former $125 million line of credit (the “Wachovia Line”) bore interest at rates from LIBOR plus 1.75% to 2.50%, based on the Company’s consolidated debt leverage ratio. The Wachovia Line, which had an original maturity date of December 31, 2004, was amended in December 2004 to extend the maturity date to March 31, 2005.
On March 11, 2005, the Company through its wholly owned subsidiary, Winston SPE II, LLC (“SPE II”), entered into a credit facility (the “GE Line”) with General Electric Capital Corporation (“GECC”). The Company increased the GE Line by $60 million to finance the October 2005 acquisition of six hotels (See Note 6). The Company borrowed $77.5 million under the GE Line on March 14, 2005 and used these funds to pay off all outstanding debt under the Wachovia Line, terminating the Wachovia Line. At December 31, 2005, the GE Line provided for revolving loan commitments and letters of credit up to $215 million. The GE Line bears interest at rates from 30-day to 180-day LIBOR (30-day LIBOR and 180-day LIBOR equaled 4.39% and 4.7%, respectively, at December 31, 2005) plus 1.75% to 2.50%, based on the ratio of the underwritten net operating income of the hotels that

WINSTON HOTELS. INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands,except per vshare amounts)
collateralize the GE Line to the outstanding principal balance of the GE Line. Availability is calculated each quarter on a trailing twelve-month basis based primarily upon the underwritten net operating income of the hotels that collateralize the GE Line divided by 12.5%. At December 31, 2005, the interest rate was based on 30-day LIBOR plus 2.25%. For the year ended December 31, 2005, the weighted average interest rate for the GE Line was 5.7%. An unused fee of up to 0.25% is also payable quarterly on the unused portion of the GE Line. Availability on the GE line at December 31, 2005 was approximately $67.7 million. The GE Line is collateralized by 29 hotels with an aggregate carrying value of $193.4 million. At December 31, 2005 and 2004 the balance under these facilities was $139.7 million and $66.9 million, respectively. The GE line expires in October of 2010.
As required by the extension of the GE Line, on December 31, 2005, the Company, through SPE II, entered into an interest rate cap agreement to eliminate the exposure to increases in 30-day LIBOR (30-day LIBOR was 4.39% at December 31, 2005) over 6.14% on principal balances up to $215 million outstanding (See Note 12).
In October 2004, the Company’s wholly owned subsidiary, Winston Finance Partners LLC (“Winston Finance”), entered into a $50 million master repurchase agreement with Marathon Structured Finance Fund, L.P. (“Marathon”). Under the agreement, Winston Finance will sell assets to Marathon and agree to repurchase those assets on a certain date. The Company will pay interest to Marathon at 30-day LIBOR plus 4.5% to finance loans made by the Company to acquire existing hotels, and 30-day LIBOR plus 5.5%, plus one percent of the total loan amount as an origination fee, to finance loans made by the Company to develop new hotels or redevelop existing hotels. Marathon gets a security interest in each asset subject to the facility. If the value of an asset financed under the facility decreases, then Marathon can require the Company to deposit eligible assets, either cash, letters of credit, or qualified loans, into a margin account as additional collateral for the facility, or repurchase the asset. Assets can be repurchased by the Company voluntarily at any time. The facility established by the agreement, has a one-year term that may be renewed for two more successive periods of one year, at the option of Winston Finance, as long as no events of default are existing at that time. In October 2005, the Company renewed the Marathon line for an additional year. In September 2005, the Company financed three of its existing mezzanine loans and borrowed $7.9 million of funds under this repurchase agreement. In October 2005, the Company borrowed an additional $0.7 million under the repurchase agreement by financing another existing mezzanine loan. The Company is required to maintain a liquidity facility that is the greater of $5.0 million or six months interest on the amount of the facility that has been advanced. That liquidity is currently in the form of a letter of credit made available by our operating partnership, WINN Limited Partnership, but could be in a combination of a letter of credit and/or eligible assets pledged to Marathon. At December 31, 2005 the balance under this facility was $8.6 million.
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
In October 2005, the Company’s wholly owned subsidiary, Winston Finance, entered into a $4.8 million loan facility with Marathon. Borrowings under the loan facility bear interest at a rate of 30-day LIBOR plus 2.25% (30-day LIBOR was 4.39% at December 31, 2005). The facility was collateralized by two existing mezzanine loans. In December 2005, one of the mezzanine loans and the related portion of the facility were paid off. Therefore, at December 31, 2005 the balance under this facility was $1.2 million and the aggregate carrying value of the collateral was $2.0 million. The term of the facility follows the maturity of the collateralized note and expires in August of 2007.
In November 2005, the Company entered into an $8.4 million credit facility with Marathon. Borrowings under the facility bear interest at a rate of 30-day LIBOR plus 2.25% (30-day LIBOR was 4.39% at December 31, 2005). At December 31, 2005, the balance under this facility was $8.4 million. The facility is collateralized by four existing mezzanine loans with an aggregate carrying value of $14.0 million. The term of the facility follows the maturity of the collateralized notes and expires in October of 2008.

WINSTON HOTELS. INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands,except per vshare amounts)
Mortgage Loans
The Company’s mortgage loans consisted of the following (carrying values as of December 31, 2005):

December 31,	2005	2004

Ten-year loan with GECC collateralized by 14 hotels with a carrying value of $105.8 million, matures December 1, 2008, with a 25-year amortization period, at a fixed interest rate of 7.375%, with interest and principal payments.	$61,957	$63,550

Ten-year loan with GECC collateralized by the Ponte Vedra Hampton Inn with a carrying value of $6.3 million, matures February 1, 2011, with a 10-year amortization period, at a variable interest rate of 30-day LIBOR plus 3%, with interest and principal payments.	4,751	4,835

Ten-year loan with GECC collateralized by the Evanston Hilton Garden Inn with a carrying value of $20.7 million, matures August 1, 2011, with a 10-year amortization period, at a variable interest rate of 30-day LIBOR plus 3%, with interest and principal payments.	11,344	11,590

Construction loan converted to permanent loan on March 8, 2005, collateralized by the Chapel Hill Courtyard by Marriott Hotel with a carrying value of $12.8 million, matures March 8, 2010, with a 20-year amortization period, at a variable interest rate of 30-day LIBOR plus 3.8% converted to a fixed interest rate of 7.51% on March 8, 2005, with interest and principal payments.	8,907	8,100

Five-year loan collateralized by the Stanley Hotel with a carrying value of $17.0 million, matures August 11, 2010, with a 10-year amortization period, at a fixed interest rate of 6.19%, with interest and principal payments.	12,915	—

Total	$99,874	$88,075

At December 31, 2005 and 2004 30-day LIBOR was 4.39% and 2.40%, respectively. The combined aggregate maturities of mortgage loans for 2006 through 2010 and thereafter, are approximately $2,484, $2,688, $59,297, $970, $20,397 and $14,038.
11. INCOME TAXES
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
The Company has formed two taxable REIT subsidiaries, Barclay Hospitality and Barclay Holding which are subject to federal and state income taxes. As of December 31, 2005, all of the Company’s 49 wholly owned hotels were operated under leases with Barclay Hospitality. One joint venture hotel, the Chapel Hill Courtyard by Marriott, was leased to an entity owned 48.78% by Barclay Holding, a second joint venture hotel, the Ponte Vedra, FL Hampton Inn, was leased to an entity owned 49% by Barclay Holding, and a third joint venture hotel, the Stanley Hotel in Estes Park, CO, was leased to an entity owned 60% by Barclay Holding. The Company accounts for income taxes in accordance with the provisions of SFAS 109. Under SFAS 109, the Company accounts for income taxes using the asset and liability method under which deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amount of existing assets and

WINSTON HOTELS. INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands,except per vshare amounts)
liabilities and their respective tax bases. The components of deferred income tax expense (benefit) before allocation to minority interest are as follows:

Years ended December 31,	2005	2004	2003

Federal	$495	$(1,971)	$(2,233)
State	58	(232)	(263)

Income tax expense (benefit)	$553	$(2,203)	$(2,496)

The deferred tax expense (benefit) was calculated using an effective tax rate of 38% applied to the net income (loss) of Barclay. The Company believes that Barclay will generate sufficient future taxable income to realize the majority of its deferred tax asset. A valuation allowance of $49 has been recorded as of December 31, 2005 for capital losses in connection with the disposition of Windsor Lessee. As of December 31, 2005, the Company had net operating losses totaling $18.7 for federal and state income tax purposes with expiration dates through 2024. The components of the deferred tax asset are as follows:

December 31,	2005	2004

Net operating loss	$7,090	$7,136
Amortization of lease acquisition cost	4,472	5,112
Valuation allowance	(49)	—
Other	(42)	(224)

Deferred tax asset	$11,471	$12,024

Reconciliations of the Company’s statutory federal income tax rate of 34% to the effective tax rate are as follows:

Years ended December 31,	2005	2004	2003

Statutory federal income tax expense	$1,939	$5,123	$1,801
State tax expense	228	603	212
Other income tax expense (benefit)	393	(69)	(34)
Non-taxable REIT income tax benefit	(2,007)	(7,860)	(4,475)

Income tax expense (benefit)	$553	$(2,203)	$(2,496)

The following table reconciles GAAP net income to taxable REIT income:

Years ended December 31,	2005	2004	2003

GAAP net income	$5,253	$16,883	$7,705
Plus GAAP net loss on taxable subsidiary included above	29	3,801	4,072

GAAP net income from REIT operations	5,282	20,684	11,777
Book / tax differences on depreciation and amortization	854	928	3,029
Book / tax differences on deferred lease revenue	(44)	327	—
Book / tax differences on loss on sale of property	(2,918)	(319)	—
Book / tax differences on loss on impairment of assets	12,993	461	2,583
Book / tax differences on other items, net	(345)	617	1,444

Taxable income subject to REIT distribution requirements	$15,822	$22,698	$18,833

12. DERIVATIVE INSTRUMENTS
On January 1, 2001, the Company adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” which establishes accounting and reporting standards for derivative instruments. Specifically, SFAS 133 requires an entity to recognize all derivatives as either assets or liabilities on the balance sheet and to measure those instruments at fair value. Additionally, the fair value adjustments will affect either shareholders’ equity or net income depending on whether the derivative instrument qualifies as a hedge for accounting purposes and, if so, the nature of the hedging activity. The Company does not enter into derivative or interest rate transactions for speculative purposes. The Company regularly reviews interest rate exposure on its outstanding borrowings in an effort to minimize the risk of interest rate fluctuations.

WINSTON HOTELS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands, except per share amounts)
In the normal course of business, the Company is exposed to the effect of interest rate changes. To reduce overall interest cost, the Company uses interest rate instruments, typically an interest rate cap agreement or an interest rate swap agreement, to convert a portion of its variable-rate debt to fixed-rate debt. Interest rate differentials that arise under these agreements are recognized in interest expense over the life of the contracts. The Company limits the effect of interest rate changes by following established risk management policies and procedures including the use of derivatives. Derivatives are used primarily to fix the rate on debt based on floating-rate indices and to manage the cost of borrowing obligations. Further, the Company has a policy of only entering into contracts with major financial institutions based upon their credit ratings and other factors. The Company uses a variety of methods and assumptions based on market conditions and risks existing at each balance sheet date to determine the fair values of derivative instruments. All methods of assessing fair value result in a general approximation of value, and such value may never actually be realized.
As required by the extension of the GE Line, during 2005, the Company, through SPE II, entered into an interest rate cap agreement to eliminate the exposure to increases in 30-day LIBOR (30-day LIBOR was 4.39% at December 31, 2005) over 6.14% on principal balances up to $215 million outstanding. This interest rate cap agreement terminates on January 1, 2007. The fair market value of the interest rate cap agreement on the date of execution was $12, which was recorded to interest expense at that time. Accordingly all changes in fair value are recorded through the statement of operations. At December 31, 2005 the fair value was $4. Future changes in the fair market value will be recorded through the statement of operations.
13. CAPITAL STOCK
In September 2003, the Company completed a common stock offering, selling 5.25 million shares, which generated net cash proceeds totaling $43.7 million. In addition, in October 2003, the Company sold an additional 787,500 Common Shares generating cash proceeds of $6.7 million. The Company used the proceeds to reduce its outstanding balance under the Wachovia Line.
In February 2004, the Company completed the issuance of 3.68 million shares of its 8.00% Series B Cumulative Preferred Stock. The net proceeds raised totaled approximately $88.8 million, approximately $76.1 million of which was used to fully redeem the Company’s then outstanding 3.0 million shares of 9.25% Series A Cumulative Preferred Stock plus accrued dividends. The Company used the remaining proceeds of approximately $12.7 million to pay down its outstanding balance under the Wachovia Line. The costs capitalized as part of the issuance of the Series A Cumulative Preferred Stock in September 1997 totaled approximately $1.7 million as of February 2004 and were recorded as a reduction in net income (loss) available to common shareholders in the first quarter of 2004.
For the years ended December 31, 2005, 2004, and 2003, dividends paid to shareholders have consisted of ordinary income and/or return of capital. During 2005, 2004, and 2003 the Company declared and paid quarterly cash dividends of $0.15 per common share. The percentage of each common share dividend that represented return of capital totaled 0%, 0%, and 14% for 2005, 2004 and 2003, respectively, with the remainder reported as ordinary income.
During 2005 the Company declared and paid quarterly cash dividends of $0.50 per Series B cumulative preferred stock. During the first quarter of 2004 the Company declared cash dividends of $0.353 per Series A preferred share for the period from January 1, 2004 through February 24, 2004 and $0.20 per Series B preferred share for the period from February 24, 2004 (the issuance date of the new Series B cumulative preferred stock) through March 31, 2004. During each of the second, third and fourth quarters of 2004, the Company declared and paid cash dividends of $0.50 per Series B preferred share. For the year ended December 31, 2003 the Company declared and paid quarterly cash dividends of $0.578 per Series A preferred share. All of the preferred dividends for the years ended December 31, 2005, 2004, and 2003 were reported for tax purposes as 100% ordinary income.
Pursuant to the Partnership Agreement of the Partnership, the holders of limited partnership units have certain redemption rights (the “Redemption Rights”), which enable them to cause the Partnership to redeem their units in the Partnership in exchange for shares of common stock on a one-for-one basis or, at the option of the Company, for an equivalent amount of cash. The number of shares issuable upon exercise of the Redemption Rights will be adjusted upon the occurrence of stock splits, mergers, consolidations or similar pro-rata share transactions, which otherwise would have the effect of diluting the ownership interests of the limited partners or the shareholders of the

WINSTON HOTELS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands, except per share amounts)
Company. As of December 31, 2005, the total number of partnership units outstanding and subject to redemption was 1,298,480.
14. EARNINGS PER SHARE
Net income (loss) per common share is computed by dividing net income (loss) applicable to common shareholders by the weighted-average number of common shares outstanding during the period. Net income (loss) per common share assuming dilution is computed by dividing net income (loss) available to common shareholders plus income allocated to minority interest by the weighted-average number of common shares assuming dilution during the period. Weighted average number of common shares assuming dilution includes common shares and dilutive common share equivalents, including redeemable limited partnership units, stock options, and unvested stock grants. The following is a reconciliation of the amounts used in calculating basic and fully diluted income (loss) per common share:

	2005	2004	2003

Income from continuing operations	$18,341	$17,104	$10,317
Less: preferred stock distributions	(7,360)	(7,315)	(6,938)
Less: loss on redemption of Series A preferred stock	—	(1,720)	—

Income from continuing operations available to common shareholders	$10,981	$8,069	$3,379

Loss from discontinued operations	$(12,724)	$(221)	$(2,184)

Loss from cumulative effect of changes in accounting principles	$(382)	$—	$(448)

Net income (loss) available to common shareholders	(2,125)	7,848	747
Plus: income from continuing operations allocated to minority interest	537	398	224
Plus: loss from discontinued operations allocated to minority interest	(623)	(12)	(135)
Plus: loss from cumulative effect of changes in accounting principles allocated to minority interest	18	—	20

Net income (loss) available to common shareholders assuming dilution	$(2,193)	$8,234	$856

Weighted average number of common shares	26,302	26,224	21,770
Minority interest units with redemption rights	1,298	1,298	1,298
Stock options and unvested stock grants	80	33	18

Weighted average number of common shares assuming dilution	27,680	27,555	23,086

Earnings per share — basic and diluted
Income from continuing operations available to common shareholders	$0.42	$0.31	$0.16
Loss from discontinued operations	(0.49)	(0.01)	(0.11)
Loss from cumulative effect of changes in accounting principles	(0.01)	—	(0.02)

Net income (loss) available to common shareholders	$(0.08)	$0.30	$0.03

15. STOCK INCENTIVE PLAN
In December 2004, the FASB issued SFAS No. 123R, which revises SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“SFAS 123R”). The key requirement of SFAS 123R is that the cost of share-based awards to employees will be measured based on an award’s fair value at the grant date, with such cost to be amortized over the appropriate service period, net of estimated forfeitures. Previously, entities could elect to continue accounting for such awards at their grant date intrinsic value under APB Opinion No. 25, and the Company made that election. The intrinsic value method resulted in the Company recording no compensation expense for stock options granted to employees.
The Company will adopt SFAS 123R as of January 1, 2006 using the required modified prospective method. Under that method, the Company will record compensation expense under SFAS 123R for all awards granted after December 31, 2005. As of December 31, 2005, the Company had no unvested options. The following table summarizes information about the stock options at December 31, 2005:

WINSTON HOTELS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands, except per share amounts)

			Average Remaining
Exercise Price	Options Outstanding	Options Exercisable	Contractual Life (months)

$ 9.38	10,000	10,000	41 (a)
$11.38	90,000	90,000	1 (b)

(a)	Expire on April 18, 2009

(b)	Expired on January 1, 2006 and were not exercised.
As of December 31, 2005, the Winston Hotels, Inc. Stock Incentive Plan (the “Plan”) has 1,668,543 shares available for future issuance. The Plan permits the grant of incentive or nonqualified stock options, stock appreciation rights, stock awards and performance shares to participants. Under the Plan, the Compensation Committee of the Company determines the exercise price of an option. In the case of incentive stock options, the exercise price cannot be less than the market price of the Company’s common stock on the date of grant and the maximum term of an incentive stock option is ten years. Stock options and stock awards are granted upon approval of the Compensation Committee and generally are subject to vesting over a period of years.
During 2005, 2004 and 2003, the Company granted awards of common stock totaling 116,558, 75,709 and 84,851 shares, respectively. Of the total 84,851 shares granted in 2003, 39,926 shares vested immediately. All other shares granted for the years ended December 31, 2005, 2004 and 2003 vested 20% immediately and 20% on the anniversary of the grant date over each of the next four years, contingent on service. Total compensation cost for these grants was $0.9 million, $0.7 million and $0.8 million for 2005, 2004 and 2003, respectively. Of these compensation costs $107, $37 and $23 were capitalized for 2005, 2004 and 2003, respectively, as investment in hotel properties in accordance with the provisions of FASB 67 “Accounting for Costs and Initial Rental Operations of Real Estate Projects”. Recipients of the awards of common stock have the option to defer ownership of, and tax obligations on the value of, the stock until a future date. In doing so, the Company retains ownership of the common stock for the benefit of the employee, and records treasury stock with an offsetting liability to the recipient. Both of these accounts offset each other within the Company’s stockholder’s equity. The total cost value of the shares deferred totaled $3.2 million as of December 31, 2005.
The Company also has a non-qualified deferred compensation program for several key employees and has related assets of the same amount held in trust. The Company has recorded these assets and liabilities at their fair value in prepaid expenses and other assets and accounts payable and accrued expenses, respectively, in the consolidated financial statements. These assets are the property of the Company and hence subject to the claims of general creditors. The Company intends to utilize these assets to fund its deferred compensation obligations. The total fair value of the deferred compensation totaled $2.3 million and $1.7 million as of December 31, 2005 and 2004, respectively.
Stock Option Agreements
As previously indicated, we did not record stock option expense prior to the adoption of SFAS 123R. No options have been granted since 2000. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option pricing model with the following assumptions used for grants in 2000: dividend of $1.12; expected volatility of 26.1%; risk-free interest rate of 5.5%, and an expected life of five years for all options. The estimated weighted average fair value per share of the options granted in 2000 was $0.24. A summary of the status of stock options under the Plan as of December 31 and changes during the years ended are presented below:

December 31,	2005		2004			2003
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding at beginning of year	152,000	$11.20	795,000	$11.07	795,000	$11.07
Forfeited	(52,000)	$11.24	(643,000)	$11.04	—	—

Outstanding at end of year	100,000	$11.18	152,000	$11.20	795,000	$11.07

Options exercisable at year-end	100,000		152,000		788,750

WINSTON HOTELS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands, except per share amounts)
The following table illustrates the effect on our net income and earnings per share if the fair value method had been applied to all outstanding and nonvested awards in each period for the years ended December 31:

	2005	2004	2003

Net income (loss) available to common shareholders, as reported	$(2,107)	$7,848	$767
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	—	1	18

Pro forma net income (loss) available to common shareholders	(2,107)	7,847	749
Earnings (loss) per share:
Basic and diluted – as reported	$(0.08)	$0.30	$0.03
Basic and diluted – pro forma	$(0.08)	$0.30	$0.03

16. FAIR VALUE OF FINANCIAL INSTRUMENTS
The carrying amounts of cash, cash equivalents, notes receivables and short-term obligations approximate fair value due to the short maturities of these instruments. The carrying amount and fair value of derivatives is discussed in Note 12. The carrying amount of the Company’s variable rate debt approximates fair value due to the change in the interest rates. The carrying amount of the Company’s fixed rate debt was $83.8 million and $63.5 million at December 31, 2005 and 2004, respectively. The estimated fair value of this debt, as obtained from quoted market prices for the same or similar issues, was $84.7 million and $64.4 million at December 31, 2005 and 2004, respectively.
17. SEGMENT REPORTING
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
The Company does not allocate certain corporate-level accounts to its operating segments, including corporate general and administrative expenses, interest and other income unrelated to notes receivable and minority interest in the Partnership. Aside from the Company’s portfolio of notes receivable and related interest receivable all assets of the Company primarily relate to the Hotel Ownership segment. In addition, all capital expenditures incurred by the Company relate to the Hotel Ownership segment. Financial information related to the Company’s reportable segments for the years ended December 31, 2005, 2004 and 2003 was as follows:

WINSTON HOTELS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands, except per share amounts)

Year ended December 31, 2005:
	Hotel	Hotel
	Ownership	Financing	Corporate	Consolidated
Operating revenues	$151,030	$—	$—	$151,030
Operating expenses	(99,439)	(13)	(7,930)	(107,382)
Depreciation and amortization	(19,804)	—	—	(19,804)
Interest and other income	—	6,648	397	7,045
Interest expense	(9,615)	(2,018)	—	(11,633)

Income (loss) before allocation to minority interest in Partnership, allocation to minority interest in consolidated joint ventures, income taxes, and equity in income of unconsolidated joint ventures	22,172	4,617	(7,533)	19,256
Income allocation to minority interest in Partnership	—	—	(537)	(537)
Income allocation to minority interest in consolidated joint ventures	(410)	—	—	(410)
Income tax expense	(593)	—	—	(593)
Equity in income of unconsolidated joint ventures	625	—	—	625

Income (loss) from continuing operations	$21,794	$4,617	$(8,070)	$18,341

Loss from discontinued operations				(12,724)
Cumulative effect of change in accounting principle — net				(364)

Net income				$5,253

Total assets	$488,491	$39,202	$—	$527,693

Year ended December 31, 2004:
	Hotel	Hotel
	Ownership	Financing	Corporate	Consolidated
Operating revenues	$129,462	$—	$—	$129,462
Operating expenses	(84,003)	(60)	(6,798)	(90,861)
Depreciation and amortization	(17,362)	—	—	(17,362)
Interest and other income	—	1,923	273	2,196
Interest expense	(6,703)	(454)	—	(7,157)

Income (loss) before allocation to minority interest in Partnership, allocation to minority interest in consolidated joint ventures, income taxes, and equity in loss of unconsolidated joint ventures	21,394	1,409	(6,525)	16,278
Income allocation to minority interest in Partnership	—	—	(398)	(398)
Income allocation to minority interest in consolidated joint ventures	(255)	—	—	(255)
Income tax benefit	1,540	—	—	1,540
Equity in loss of unconsolidated joint ventures	(61)	—	—	(61)

Income (loss) from continuing operations	$22,618	$1,409	$(6,923)	$17,104

Loss from discontinued operations				(221)

Net income				$16,883

Total assets	$392,378	$32,002	$—	$424,380

WINSTON HOTELS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands, except per share amounts)

Year ended December 31, 2003:
	Hotel	Hotel
	Ownership	Financing	Corporate	Consolidated
Operating revenues	$114,004	$—	$—	$114,004
Operating expenses	(78,308)	(79)	(5,845)	(84,232)
Depreciation and amortization	(16,032)	—	—	(16,032)
Interest and other income	—	862	340	1,202
Interest expense	(7,050)	(207)	—	(7,257)

Income (loss) before allocation to minority interest in Partnership, allocation to minority interest in consolidated joint ventures, income taxes, and equity in income of unconsolidated joint ventures	12,614	576	(5,505)	7,685
Income allocation to minority interest in Partnership	—	—	(224)	(224)
Loss allocation to minority interest in consolidated joint ventures	36	—	—	36
Income tax benefit	1,627	—	—	1,627
Equity in income of unconsolidated joint ventures	1,193	—	—	1,193

Income (loss) from continuing operations	$15,470	$576	$(5,729)	$10,317

Loss from discontinued operations				(2,184)
Cumulative effect of change in accounting principle — net				(428)

Net income				$7,705

Total assets	$381,732	$5,529	$—	$387,261

18. COMMITMENTS AND CONTINGENCIES
The Company leases its corporate office under a non-cancelable operating lease. Under the terms of the lease, the Company makes lease payments through May 2010. These operating lease commitments for 2006 through 2010 are $384, $394, $404, $414 and $174. Gross rental expense for the years ended December 31, 2005, 2004 and 2003 was $320, $302 and $344, respectively. The Company subleases some of the corporate office space. Sublease income offsetting the gross rental expense for the years ended December 31, 2005, 2004 and 2003 was $122, $129 and $71, respectively.
Between July 2002 and December 2004, the Company acquired all of the third party leases for its wholly owned hotels. Under the terms of the percentage leases, the Company’s third party lessees were obligated to pay the Company the greater of base rents or percentage rents. The Company earned minimum base rents of $424 and $2,559 for the years ended December 31, 2004 and 2003, respectively, and percentage rents of $0, and $62 for the years ended December 31, 2004 and 2003, respectively. The percentage rents were based on percentages of gross room revenue and certain food and beverage revenues of the lessees. Pursuant to the percentage leases, the Company is obligated to pay 5% of room revenues (7% of gross room, food and beverage revenues from one of its full-service hotels) to fund periodic improvements to the buildings and grounds, and the periodic replacement and refurbishment of furniture, fixtures and equipment. This obligation is cumulative, in that any capital expenditures made in one year in excess of the required limit shall serve as a credit for future years and vice-versa.
For one of the hotels, the Company leases the land under an operating lease, which expires on December 31, 2062. Expenses incurred for the years ended December 31, 2005, 2004 and 2003 related to this land lease totaled $387, $253 and $212, respectively. Minimum future rental payments for 2006 through 2010 are $110 with $5,720 due thereafter.
The Company operates in a manner intended to enable it to qualify as a REIT under the Internal Revenue Code. A REIT which distributes at least 90% of its taxable income to its shareholders each year and which meets certain other conditions is not taxed on that portion of its taxable income that is distributed to its shareholders. Based on the Company’s 2005 taxable income to shareholders, we were required to distribute approximately $15.8 million in order to maintain our REIT status as described above. We distributed approximately $15.9 million to common shareholders and $7.4 million to preferred shareholders, which exceeded our required distributions.

WINSTON HOTELS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands, except per share amounts)
FIN 47 requires an entity to recognize a liability for the fair value of an ARO that is conditional on a future event if the liability’s fair value can be reasonably estimated. The interpretation also provides additional guidance for evaluating whether sufficient information is available to make a reasonable estimate of the fair value. The Company adopted the interpretation effective December 31, 2005 (See Note 2).
19.	QUARTERLY FINANCIAL DATA (UNAUDITED)
Summarized unaudited quarterly results of operations for the years ended December 31 are as follows:

2005	First	Second	Third (a)	Fourth

Total operating revenue	$33,088	$38,692	$39,779	$39,471
Operating income	4,263	7,368	7,282	4,931
Income from continuing operations	3,270	5,595	5,754	3,722
Income (loss) from discontinued operations	(292)	181	(12,662)	49
Net income (loss)	2,978	5,776	(6,908)	3,407
Preferred stock distributions	(1,840)	(1,840)	(1,840)	(1,840)
Net income (loss) available to common shareholders	1,138	3,936	(8,748)	1,567
Weighted average number of common shares	26,283	26,298	26,314	26,314
Weighted average number of common shares assuming dilution	27,601	27,611	27,620	27,654
Basic and diluted earnings per common share:
Income from continuing operations	0.05	0.14	0.16	0.07
Income (loss) from discontinued operations	(0.01)	0.01	(0.49)	—
Cumulative effect of change in accounting principle — net	—	—	—	(0.01)
Net income (loss) available to common shareholders	$0.04	$0.15	$(0.33)	$0.06

2004	First	Second	Third	Fourth

Total operating revenue	$30,369	$33,782	$33,732	$31,579
Operating income	4,587	6,774	5,757	4,121
Income from continuing operations	3,502	5,437	4,858	3,307
Income (loss) from discontinued operations	265	74	45	(605)
Net income	3,767	5,511	4,903	2,702
Preferred stock distributions	(1,795)	(1,840)	(1,840)	(1,840)
Loss on redemption of Series A preferred stock	(1,720)	—	—	—
Net income available to common shareholders	1,972	3,671	3,063	(858)
Weighted average number of common shares	26,216	26,217	26,230	26,234
Weighted average number of common shares assuming dilution	27,578	27,542	27,542	27,556
Basic and diluted earnings per common share:
Income from continuing operations	0.00	0.14	0.12	0.05
Income (loss) from discontinued operations	0.01	—	—	(0.02)
Net income available to common shareholders	$0.01	$0.14	$0.12	$0.03

(a)	During the third quarter of 2005, the Company recorded a $12.4 million (net of allocation to minority interest) impairment charge relating to two hotels. On November 4, 2005, the Company’s Board adopted a formal plan to sell the two hotels therefore the amount, net of minority interest, is included in income (loss) from discontinued operations (See Note 5).
20.	SUBSEQUENT EVENTS
In February 2006, the Company closed on its first loan in a program with GE Commercial Franchise Finance (“GEFF”), announced in the 2005 second quarter, to provide a highly streamlined, cost-effective loan product for hoteliers. Under the program, GEFF and Winston provide seamless first mortgage loans for up to 85 percent of a project’s cost. The Company initially funded $0.6 million of the total $2.3 million first loss piece, or the “B” note, of a $12 million total loan amount for a to-be-built 140 room Hilton Garden Inn in Columbia, SC. The Company is obligated to fund the remaining balance of the “B” note ratably over the projected construction period that has commenced and is expected to be completed during the fourth quarter of 2006.

WINSTON HOTELS, INC.
SCHEDULE II — VALUATION AND QUALIFYING DISCOUNTS
For the Years Ended December 31, 2005, 2004 and 2003
($ in thousands)

		Additions
	Balance at	Charged to	Charged to		Balance at
	Beginning	costs and	other		end of
Description	of Period	expenses	accounts	Deductions	period

Allowance for doubtful accounts — hotel receivables
December 31, 2005	$111	$68	$—	$155	$24
December 31, 2004	103	179	—	171	111
December 31, 2003	110	114	—	121	103

WINSTON HOTELS, INC
SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION
as of December 31, 2005
($ in thousands)

												Life Upon
												Which
												Depreciation
				Cost Capitalized					Accumulated	Net Book Value	Date of	in Latest
		Initial Cost		Subsequent to Acquisition		Gross Amounts Carried at Close of Period			Depreciation	Land, Buildings	Acquisition /	Income
			Buildings and		Buildings and		Buildings and		Buildings and	and	Opening if	Statement is
Description	Encumbrances	Land	Improvements	Land	Improvements	Land	Improvements	Total	Improvements	Improvements	Constructed	Computed

Hampton Inn
Baltimore, MD	n/a	$2,320	$14,940	—	—	2,320	14,940	17,260	181	17,079	9/2/05	30
Boone, NC	(a)	264	2,750	168	1,006	432	3,756	4,188	1,686	2,502	6/2/94	30
Brunswick, GA	(a)	716	3,887	66	946	782	4,833	5,615	2,025	3,590	6/2/94	30
Cary, NC	(a)	613	4,596	55	1,214	668	5,810	6,478	2,594	3,884	6/2/94	30
Charlotte, NC	(b)	833	3,609	65	658	898	4,267	5,165	1,767	3,398	6/2/94	30
Durham, NC	(a)	634	4,582	20	1,570	654	6,152	6,806	2,497	4,309	6/2/94	30
Jacksonville, NC	(a)	473	4,140	66	818	539	4,958	5,497	1,981	3,516	6/2/94	30
Perimeter , GA	(b)	914	6,293	31	334	945	6,627	7,572	2,058	5,514	7/19/96	30
Ponte Vedra, FL	(c)	1,506	5,218	63	461	1,569	5,679	7,248	1,123	6,125	12/1/00	30
Raleigh, NC	(b)	697	5,955	49	1,565	746	7,520	8,266	2,822	5,444	5/18/95	30
Southlake, GA	(a)	680	4,065	68	877	748	4,942	5,690	2,110	3,580	6/2/94	30
W. Springfield, MA	(b)	916	5,253	46	996	962	6,249	7,211	1,837	5,374	7/14/97	30
White Plains, NY	(b)	1,382	10,763	72	910	1,454	11,673	13,127	3,329	9,798	10/29/97	30
Hampton Inn & Suites
Gwinnett, GA	(b)	557	6,959	86	412	643	7,371	8,014	2,368	5,646	7/18/96	30
Comfort Inn
Charleston, SC	(b)	438	5,853	39	2,653	477	8,506	8,983	2,762	6,221	5/18/95	30
Durham, NC	(a)	947	6,208	89	729	1,036	6,937	7,973	2,721	5,252	11/29/94	30
Fayetteville, NC	(a)	1,223	8,047	32	1,118	1,255	9,165	10,420	3,398	7,022	11/29/94	30
Wilmington, NC	(a)	532	5,889	49	1,023	581	6,912	7,493	2,956	4,537	6/2/94	30
Comfort Suites
Orlando, FL	(b) (d)	—	—	—	—	—	—	—	—	—	5/1/97	30
Homewood Suites
Alpharetta, GA	(a)	985	6,621	56	418	1,041	7,039	8,080	1,971	6,109	5/22/98	30
Cary, NC	(b)	1,010	12,367	81	991	1,091	13,358	14,449	4,461	9,988	7/9/96	30
Clear Lake, TX	(b)	879	5,978	9	416	888	6,394	7,282	1,970	5,312	9/13/96	30
Durham, NC	(a)	1,074	6,136	(90)	926	984	7,062	8,046	1,744	6,302	11/14/98	30
Lake Mary, FL	(a)	871	6,987	53	599	924	7,586	8,510	1,923	6,587	11/4/98	30
Phoenix, AZ	(a)	1,402	9,763	73	325	1,475	10,088	11,563	2,581	8,982	6/1/98	30
Raleigh, NC	(a)	1,008	10,076	34	632	1,042	10,708	11,750	2,779	8,971	3/9/98	30
Holiday Inn Express
Abingdon, VA	(a)	918	2,263	(458)	610	460	2,873	3,333	822	2,511	5/7/96	30 - 40
Clearwater, FL	(a)	510	5,854	108	1,136	618	6,990	7,608	2,068	5,540	8/6/97	30
Holiday Inn Select
Dallas, TX	n/a (d)	—	—	—	—	—	—	—	—	—	5/7/96	30
Holiday Inn
Secaucus, NJ	n/a	—	13,699	7	2,090	7	15,789	15,796	4,225	11,571	5/27/98	30
Tinton Falls, NJ	(a)	1,261	4,337	44	2,323	1,305	6,660	7,965	1,733	6,232	4/21/98	30
Courtyard by Marriott
Ann Arbor, MI	(b)	902	9,850	67	1,564	969	11,414	12,383	3,268	9,115	9/30/97	30
Chapel Hill, NC	(c)	1,535	9,156	15	508	1,550	9,664	11,214	465	10,749	9/1/94	30
Houston, TX	(a)	1,211	9,154	157	2,725	1,368	11,879	13,247	3,507	9,740	7/14/97	30
Houston (Northwest), TX	(a)	1,400	9,794	—	—	1,400	9,794	11,194	27	11,167	10/31/05	30
Roanoke, VA	n/a	1,194	9,781	39	8	1,233	9,789	11,022	358	10,664	12/16/94	30
Wilmington, NC	(b)	742	5,907	71	491	813	6,398	7,211	1,867	5,344	12/19/96	30
Winston-Salem, NC	(a)	915	5,202	55	692	970	5,894	6,864	1,197	5,667	10/3/98	30 - 40
Hilton Garden Inn
Albany, NY	(a)	1,168	11,236	78	142	1,246	11,378	12,624	2,917	9,707	5/8/98	30
Alpharetta, GA	(a)	1,425	11,719	39	380	1,464	12,099	13,563	3,105	10,458	3/17/98	30
Evanston, IL	(c)	2,225	15,620	39	2,999	2,264	18,619	20,883	1,996	18,887	7/1/01	30 - 40
Raleigh, NC	(a)	1,901	9,209	54	233	1,955	9,442	11,397	2,384	9,013	5/8/98	30
Windsor, CT	n/a	2,031	11,238	18	(375)	2,049	10,863	12,912	1,489	11,423	9/1/00	30 - 40
TownePlace Suites
Austin, TX	(a)	1,000	3,475	—	—	1,000	3,475	4,475	9	4,466	10/31/05	30
Birmingham, AL	(a)	1,200	7,533	—	—	1,200	7,533	8,733	21	8,712	10/31/05	30
Clearlake, TX	(a)	900	4,468	—	—	900	4,468	5,368	12	5,356	10/31/05	30
College Station, TX	(a)	1,000	6,459	—	—	1,000	6,459	7,459	18	7,441	10/31/05	30
Houston (Northwest), TX	(a)	1,100	6,200	—	—	1,100	6,200	7,300	17	7,283	10/31/05	30
Quality Suites
Charleston, SC	(b)	912	11,224	39	1,194	951	12,418	13,369	4,658	8,711	5/18/95	30
Residence Inn
Phoenix, AZ	(b)	2,076	13,311	106	1,415	2,182	14,726	16,908	3,733	13,175	3/3/98	30
Fairfield Inn
Ann Arbor, MI	(a)	542	3,743	200	1,040	742	4,783	5,525	1,345	4,180	9/30/97	30
Stanley Hotel	(c)	2,858	13,942	—	—	2,858	13,942	16,800	194	16,606	8/5/05	30

		$53,800	$381,309	$1,958	$40,772	$55,758	$422,081	$477,839	$99,079	$378,760

(a)	As of December 31, 2005, property served as collateral for the $215 million line of credit (See Note 10).

(b)	As of December 31, 2005, property served as collateral for the $71 million note through GE Capital Corporation (See Note 10).

(c)	As of December 31, 2005, property served as collateral for an individual mortgage note (See Note 10).

(d)	As of December 31, 2005, property is held for sale (See Note 5).

Reconciliation of Real Estate:	2005	2004	2003

Balance at beginning of period	$428,673	$421,897	$384,859
Acquisitions during period	78,589	21,666	—
Dispositions during period	(5,657)	(13,438)	—
Reclassification to held for sale	(18,656)	(7,678)	(5,969)
Impairment (See Note 5)	(12,993)	—	—
Asset retirement obligation (See Note 2)	133	—	—
Consolidation of joint ventures	—	—	39,041
Additions during period	7,750	6,226	3,966

Balance at end of period	$477,839	$428,673	$421,897

Reconciliation of Accumulated Depreciation:	2005	2004	2003

Balance at beginning of period	95,732	89,087	75,212
Depreciation for period	14,273	12,296	12,772
Dispositions during period	(1,977)	(3,181)	—
Asset retirement obligation (See Note 2)	37	—	—
Consolidation of joint ventures	—	—	2,631
Reclassification to held for sale	(8,986)	(2,470)	(1,528)

Balance at end of period	$99,079	$95,732	$89,087

The aggregate cost of land, buildings and improvements for federal income tax purposes is approximately $391 million.

WINSTON HOTELS, INC.
SCHEDULE IV — MORTGAGE LOANS ON REAL ESTATE
As of December 31, 2005
($ in thousands)

							Principal
							amount of
							loans subject
		Final	Periodic		Face	Carrying	to delinquent
	Interest	maturity	payment		amount of	amount of	principal or
Description	rate	date	terms	Prior liens	mortgages	mortgages	interest

Three cross collateralized B-notes, subordinate to a first mortgage, collateralized by the Spring Hill Suites and TownePlace Suites in Boca Raton, FL and TownePlace Suites in Fort Lauderdale, FL	Effective rate of 9.3% and yield to maturity of 11.7%	September 2011	Fixed payments of $22 with interest and principal based on a 6.5 year amortization table with a balloon of $2.4 million at maturity	$—	$2,784	$2,329	$—

A $2 million piece of a $20 million senior participating note collateralized by a hotel condo project in Miami, FL	Fixed rate of 11%	August 2007	Interest only until maturity	—	2,000	2,000	—

Mortgage collateralized by the Comfort Inn in Greenville, SC	Prime plus 1.5%	January 2010	Fixed principal payments of $6 plus interest, with balance of approximately $1.1 million due at maturity	—	1,425	1,366	—

				$—	$6,209	$5,695	$—

Reconciliation of Carrying Amount of Mortgages:
Years ended December 31,	2005	2004	2003

Balance at beginning of period	$12,000	$—	$—
Additions during period:
New mortgage loans	$6,209	$12,000	$—
Discount	(459)	—	—

	$5,750	$12,000	$—

Deductions during period:
Early prepayment of loans	$(12,000)	$—	$—
Collections of principal	(99)	—	—
Amortization of discount	44	—	—

	$(12,055)	$—	$—

Balance at close of period	$5,695	$12,000	$—

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WINSTON HOTELS, INC.

By:	/s/ Robert W. Winston, III
Robert W. Winston, III
Chief Executive Officer

Date: March 14, 2006
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Charles M. Winston	Chairman of the Board of Directors	March 14, 2006
Charles M. Winston

/s/ Robert W. Winston, III	Chief Executive Officer and Director	March 14, 2006
Robert W. Winston, III	(Principal Executive Officer)

/s/ Joseph V. Green	President and Chief Financial Officer	March 14, 2006
Joseph V. Green

/s/ Brent V. West	Vice President and Chief Accounting Officer	March 14, 2006
Brent V. West

/s/ Edwin B. Borden	Director	March 14, 2006
Edwin B. Borden

/s/ Thomas F. Darden, II	Director	March 14, 2006
Thomas F. Darden, II

/s/ Richard L. Daugherty	Director	March 14, 2006
Richard L. Daugherty

/s/ David C. Sullivan David C. Sullivan	Director	March 14, 2006

Exhibit	Description
3.1	Restated Articles of Incorporation, as amended (incorporated by reference to (i) Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-13233) as filed with the Securities and Exchange Commission on August 4, 1999, (ii) Exhibit 4.4(b) to the Company’s Registration Statement on Form 8-A (File No. 001-13233) as filed with the Securities and Exchange Commission on January 30, 2004 and (iii) Exhibit 3.1(b) to the Company’s Quarterly Report on Form 10-Q (File No. 001-13233) as filed with the Securities and Exchange Commission on August 5, 2005).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K (File No. 001-13233) as filed with the Securities and Exchange Commission on March 19, 2001).

4.1	Specimen certificate for common stock (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-11 (File No. 333-7662) as filed with the Securities and Exchange Commission, effective May 25, 1994).

4.2	Specimen certificate for 8.00% Series B Cumulative Preferred Stock (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form 8-A (File No. 001-13233) as filed with the Securities and Exchange Commission on January 30, 2004).

4.3	Form of Articles of Amendment to the Restated Articles of Incorporation Establishing and Fixing the Rights and Preferences of the 8.00% Series B Cumulative Preferred Stock (incorporated by reference to Exhibit 4.4(b) to the Company’s Registration Statement on Form 8-A (File No. 001-13233) as filed with the Securities and Exchange Commission on January 30, 2004).

10.1	Second Amended and Restated Agreement of Limited Partnership of WINN Limited Partnership (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-13233) as filed with the Securities and Exchange Commission on July 24, 1997).

10.2	Amendment No. 1 dated September 11, 1997, to Second Amended and Restated Agreement of Limited Partnership of WINN Limited Partnership (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K (File No. 001-13233) as filed with the Securities and Exchange Commission on September 15, 1997).

10.3	Amendment No. 2 dated December 31, 1997, to Second Amended and Restated Agreement of Limited Partnership of WINN Limited Partnership (incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K (File No. 001-13233) as filed with the Securities and Exchange Commission on March 27, 1998 and as amended by Form 10-K/A filed with the Securities and Exchange Commission on April 1, 1998).

10.4	Amendment No. 3 dated September 14, 1998, to Second Amended and Restated Agreement of Limited Partnership of WINN Limited Partnership (incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K (File No. 001-13233) as filed with the Securities and Exchange Commission on March 17, 2000).

10.5	Amendment No. 4 dated October 1, 1999, to Second Amended and Restated Agreement of Limited Partnership of WINN Limited Partnership (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-13233) as filed with the Securities and Exchange Commission on November 12, 1999).

10.6	Amendment No. 5 dated as of January 1, 2002, to Second Amended and Restated Agreement of Limited Partnership of WINN Limited Partnership (incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K (File No. 001-13233) as filed with the Securities and Exchange Commission on March 15, 2002).

Exhibit	Description
10.7	Amendment No. 6 dated as of April 2, 2002, to Second Amended and Restated Agreement of Limited Partnership of WINN Limited Partnership (incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K (File No. 001-13233) as filed with the Securities and Exchange Commission on March 14, 2003).

10.8	Amendment No. 7 dated as of October 10, 2003, to Second Amended and Restated Agreement of Limited Partnership of WINN Limited Partnership (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-13233) as filed with the Securities and Exchange Commission on November 12, 2003).

10.9	Amendment No. 8 dated as of February 24, 2004, to Second Amended and Restated Agreement of Limited Partnership of WINN Limited Partnership (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K (File No. 001-13233) as filed with the Securities and Exchange Commission on March 12, 2004).

10.10	Limitation of Future Hotel Ownership and Development Agreement (incorporated by reference to Exhibit 10.37 to the Company’s Registration Statement on Form S-11 (File No. 33-91230) as filed with the Securities and Exchange Commission (Registration No. 33-91230) effective May 11, 1995).

10.11	Winston Hotels, Inc. Stock Incentive Plan as amended May 1998 (incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-8 (File No. 333-60079) as filed with the Securities and Exchange Commission on July 29, 1998 (Registration No. 333-60079)).

10.12	Amendments to Winston Hotels, Inc. Stock Incentive Plan as amended May 1998 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-13233) as filed with the Securities and Exchange Commission on October 14, 2003).

10.13	Amended and Restated Winston Hotels, Inc. Executive Deferred Compensation Plan (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K (File No. 001-13233) as filed with the Securities and Exchange Commission on October 14, 2003).

10.14	Loan Agreement by and between Winston SPE LLC and CMF Capital Company LLC dated November 3, 1998 (incorporated by reference to Exhibit 10.01 to the Company’s Quarterly Report on Form 10-Q (File No. 001-13233) as filed with the Securities and Exchange Commission on November 16, 1998 and as amended on Form 10-Q/A filed with the Securities and Exchange Commission on February 23, 1999).

10.15	Promissory note dated November 3, 1998 by and between Winston SPE LLC and CMF Capital Company, LLC (incorporated by reference to Exhibit 10.02 to the Company’s Quarterly Report on Form 10-Q (File No. 001-13233) as filed with the Securities and Exchange Commission on November 16, 1998 and as amended on Form 10-Q/A filed with the Securities and Exchange Commission on February 23, 1999).

10.16	Master Repurchase Agreement Between Marathon Structured Finance Fund, LP and Winston Finance Partners LLC dated as of October 5, 2004 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-13233) as filed with the Securities and Exchange Commission on October 12, 2004).

10.17	Loan Agreement dated as of March 11, 2005 by and between Winston SPE II LLC and General Electric Capital Corporation (incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K (File No. 001-13233) as filed with the Securities and Exchange Commission on March 16, 2005).

10.18	Second Amendment to Loan Agreement by and between Winston SPE II LLC and General Electric Capital Corporation, dated as of October 31, 2005 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-13233) as filed with the Securities and Exchange Commission on November 7, 2005).

Exhibit	Description
10.19	Form of Mortgage Security Agreement and Fixture Filing dated March 11, 2005 by Winston SPE II LLC (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K (File No. 001-13233) as filed with the Securities and Exchange Commission on March 16, 2005).

10.20	Form of Deed of Trust, Security Agreement and Fixture Filing dated March 11, 2005 by Winston SPE II LLC (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K (File No. 001-13233) as filed with the Securities and Exchange Commission on March 16, 2005).

10.21	Form Master Lease Agreement dated as of January 1, 2005 with Barclay Hospitality Services, Inc., our TRS Lessee (incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K (File No. 001-13233) as filed with the Securities and Exchange Commission on March 16, 2005).

10.22	Hotel Management Agreement by and between Barclay Hospitality Services, Inc. and Alliance Hospitality Management, LLC, dated as of July 1, 2003 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 001-13233) as filed with the Securities and Exchange Commission on August 13, 2003).

10.23	Employment Agreement, dated January 2, 2003, by and between Robert W. Winston, III and Winston Hotels, Inc. (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K (Filed No. 001-13233) as filed with the Securities and Exchange Commission on March 14, 2003).

10.24	Amendment No. 1 dated January 1, 2005 to Employment Agreement, dated January 2, 2003, by and between Robert W. Winston, III and Winston Hotels, Inc. (incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K (File No. 001-13233) as filed with the Securities and Exchange Commission on March 16, 2005).

10.25	Employment Agreement dated January 2, 2003, by and between Kenneth R. Crockett and Winston Hotels, Inc. (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K (File No. 001-13233) as filed with the Securities and Exchange Commission on March 14, 2003).

10.26	Amendment No. 1 dated January 1, 2005 to Employment Agreement dated January 2, 2003, by and between Kenneth R. Crockett and Winston Hotels, Inc. (incorporated by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K (File No. 001-13233) as filed with the Securities and Exchange Commission on March 16, 2005).

10.27	Amendment No. 2 dated February 14, 2006 to Employment Agreement dated January 2, 2003, by and between Kenneth R. Crockett and Winston Hotels, Inc. (incorporated by reference to the description in Item 1.01 of the Company’s Current Report on Form 8-K (File No. 001-13233) as filed with the Securities and Exchange Commission on February 17, 2006).

10.28	Employment Agreement dated January 2, 2003, by and between Joseph V. Green and Winston Hotels, Inc. (incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K (File No. 001-13233) as filed with the Securities and Exchange Commission on March 14, 2003).

10.29	Amendment No. 1 dated January 1, 2005 to Employment Agreement dated January 2, 2003, by and between Joseph V. Green and Winston Hotels, Inc. (incorporated by reference to Exhibit 10.38 to the Company’s Annual Report on Form 10-K (File No. 001-13233) as filed with the Securities and Exchange Commission on March 16, 2005).

10.30	Employment Agreement dated March 30, 2004, by and between Brent V. West and Winston Hotels, Inc. (incorporated by reference to Exhibit 10.39 to the Company’s Annual Report on Form 10-K (File No. 001-13233) as filed with the Securities and Exchange Commission on March 16, 2005).

Exhibit	Description
10.31	Amendment No. 1 dated January 1, 2005 to Employment Agreement dated March 30, 2004, by and between Brent V. West and Winston Hotels, Inc. (incorporated by reference to Exhibit 10.40 to the Company’s Annual Report on Form 10-K (File No. 001-13233) as filed with the Securities and Exchange Commission on March 16, 2005).

10.32	Employment Agreement dated March 30, 2004, by and between James P. Frey and Winston Hotels, Inc. (incorporated by reference to Exhibit 10.41 to the Company’s Annual Report on Form 10-K (File No. 001-13233) as filed with the Securities and Exchange Commission on March 16, 2005).

10.33	Amendment No. 1 dated January 1, 2005 to Employment Agreement dated March 30, 2004, by and between James P. Frey and Winston Hotels, Inc. (incorporated by reference to Exhibit 10.42 to the Company’s Annual Report on Form 10-K (File No. 001-13233) as filed with the Securities and Exchange Commission on March 16, 2005).

10.34	Summary of 2004 and 2005 executive officer compensation (incorporated by reference to the description in Item 1.01 of the Company’s Current Report on Form 8-K (File No. 001-13233) as filed with the Securities and Exchange Commission on February 7, 2005).

10.35	Summary of 2004 and 2005 Non-Employee Director compensation (incorporated by reference to the description in Item 1.01 of the Company’s Current Report on Form 8-K (File No. 001-13233) as filed with the Securities and Exchange Commission on February 7, 2005).

10.36	Summary of 2005 and 2006 executive officer compensation (incorporated by reference to the description in Item 1.01 of the Company’s Current Report on Form 8-K (File No. 001-13233) as filed with the Securities and Exchange Commission on February 17, 2006).

10.37	Summary of 2005 and 2006 Non-Employee Director compensation (incorporated by reference to the description in Item 1.01 of the Company’s Current Report on Form 8-K (File No. 001-13233) as filed with the Securities and Exchange Commission on February 17, 2006).

21.1	Subsidiaries of the Registrant.

23.1	Consent of Independent Registered Public Accounting Firm (PricewaterhouseCoopers LLP).

31.1	Certification of Principal Executive Officer of Annual Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of Principal Financial Officer of Annual Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certification of Robert W. Winston, III, Chief Executive Officer of Winston Hotels, Inc., pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Joseph V. Green, Chief Financial Officer of Winston Hotels, Inc., pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.