Form 10-Q
period 2006-03-31
WINSTON HOTELS INC
filed 2006-05-10
CIK 920605

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934
For The Quarterly Period Ended March 31, 2006
or

☐	Transition Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934
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
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The number of shares of Common Stock, $.01 par value, outstanding on April 30, 2006 was 26,468,626.

		Page
SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS		3

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Unaudited Consolidated Balance Sheets as of March 31, 2006 and December 31, 2005	4

	Unaudited Consolidated Statements of Operations for the three months ended March 31, 2006 and 2005	5

	Unaudited Consolidated Statement of Shareholders’ Equity for the three months ended March 31, 2006	6

	Unaudited Consolidated Statements of Cash Flows for the three months ended March 31, 2006 and 2005	7

	Notes to Consolidated Financial Statements	8

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	24

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	38

Item 4.	Controls and Procedures	40

PART II.	OTHER INFORMATION

Item 6.	Exhibits	41

	SIGNATURES	42

	EXHIBIT INDEX	43
Ex-10.1
Ex-10.2
Ex-10.3
Ex-10.4
Ex-10.5
Ex-31.1
Ex-31.2
Ex-32.1
Ex-32.2

SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS
Certain matters discussed throughout this Form 10-Q and in documents incorporated herein by reference that are not historical facts are forward-looking and accordingly, involve estimates, projections, goals, forecasts, assumptions, and are subject to risks and uncertainties that could cause actual operating results to differ materially from those expressed or implied in the forward looking statements. Any forward-looking statement is based on information current as of the date of this report and speaks only as of the date on which such statement is made and Winston Hotels, Inc. does not undertake any obligations to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made.
When we use the words “guidance,” “project,” “target,” “may,” “will,” “expect,” “anticipate,” “estimate,” “believe,” “continue,” “will likely result,” “should,” “intend,” or similar expressions, we intend to identify forward-looking statements. You should not place undue reliance on these forward-looking statements. These forward-looking statements include information about possible or assumed future results of our business, financial condition, liquidity, results of operations, plans, and objectives. Examples of factors that you should consider with respect to any forward-looking statements made throughout this document include, but are not limited to, the following:
•	lower than expected revenue per available room, occupancy, average daily rates, and gross operating margins,

•	impact on our hotels and the markets in which we operate from terrorist attacks and natural disasters,

•	changes in general economic conditions, which affect the travel industry,

•	the degree and nature of our direct competition,

•	properties held for sale may not sell,

•	franchise licenses may not be renewed,

•	financing risks including the inability to obtain financing on favorable terms, if at all,

•	development risks including the risks of construction delays and cost overruns, non-issuance or delay of issuance of governmental permits, zoning restrictions,

•	the increase of development costs in connection with projects that are not pursued to completion,

•	non-payment of hotel loans made to third parties,

•	the failure to make additional hotel loans and investments in non-distressed and distressed hotel assets, and

•	the failure to attract joint venture opportunities.
Many but not all risk factors that may impact actual results are discussed in PART I, Item 1A “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, which you should carefully read. All such factors are difficult to predict, contain uncertainties that may materially affect actual results and may be beyond the control of Winston Hotels, Inc. New factors emerge from time to time, and it is not possible for management to predict all such factors, nor can it assess the effect of such factors on Winston Hotels, Inc.

Item 1. Financial Statements
WINSTON HOTELS, INC.
UNAUDITED CONSOLIDATED BALANCE SHEETS
(in thousands)

	As of	As of
	March 31, 2006	December 31, 2005

ASSETS
Land	$54,557	$55,758
Buildings and improvements	411,220	422,081
Furniture and equipment	62,664	63,048

Operating properties	528,441	540,887
Less accumulated depreciation	137,444	139,259

	390,997	401,628
Properties under development	30,787	25,139

Net investment in hotel properties	421,784	426,767

Assets held for sale	15,700	11,009
Corporate furniture fixtures and equipment, net	519	371
Cash	18,894	15,047
Accounts receivable, net	3,577	3,820
Notes receivable	38,839	38,050
Investment in joint ventures	1,746	1,795
Deferred expenses, net	6,978	6,807
Prepaid expenses and other assets	23,573	12,556
Deferred tax asset	11,823	11,471

Total assets	$543,433	$527,693

LIABILITIES, MINORITY INTEREST AND SHAREHOLDERS’ EQUITY

Lines of credit	$178,196	$157,896
Mortgage loans	102,669	99,874
Accounts payable and accrued expenses	19,471	27,915
Distributions payable	6,055	6,011

Total liabilities	306,391	291,696

Minority interest	12,548	12,786

Commitments and contingencies	—	—

Shareholders’ equity:
Preferred stock, Series B, $.01 par value, 5,000 shares authorized, 3,680 shares issued and outstanding (liquidation preference of $93,840)	37	37
Common stock, $.01 par value, 50,000 shares authorized, 26,801 shares issued and 26,458 shares outstanding at March 31, 2006 and 26,509 shares issued and outstanding at December 31, 2005	265	265
Additional paid-in capital	324,647	325,238
Unearned compensation	—	(1,454)
Distributions in excess of earnings	(100,455)	(100,875)

Total shareholders’ equity	224,494	223,211

Total liabilities, minority interest and shareholders’ equity	$543,433	$527,693

See Notes to the Consolidated Financial Statements

WINSTON HOTELS, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Three Months Ended March 31,
	2006	2005

Operating revenue:
Rooms	$37,349	$29,506
Food and beverage	2,553	1,821
Other operating departments	1,123	723
Joint venture fee income	52	61

Total operating revenue	41,077	32,111

Hotel operating expenses:
Rooms	8,020	6,536
Food and beverage	2,098	1,497
Other operating departments	861	638
Undistributed operating expenses:
Property operating expenses	8,758	6,602
Real estate taxes and property and casualty insurance	1,887	1,677
Franchise costs	2,567	2,134
Maintenance and repair	2,178	1,790
Management fees	1,429	723
General and administrative	3,028	1,989
Depreciation	5,233	4,141
Amortization	493	250

Total operating expenses	36,552	27,977

Operating income	4,525	4,134

Interest and other income	1,386	1,520
Interest expense	(4,412)	(2,407)

Income before allocation to minority interest in Partnership, allocation to minority interest in consolidated joint ventures, income taxes, and equity in income (loss) of unconsolidated joint ventures	1,499	3,247
(Income) loss allocation to minority interest in Partnership	4	(64)
(Income) loss allocation to minority interest in consolidated joint ventures	134	(128)
Income tax benefit	98	132
Equity in income (loss) of unconsolidated joint ventures	22	(62)

Income from continuing operations	1,757	3,125
Discontinued operations:
Income (loss) from discontinued operations	274	(62)
Gain (loss) on sale of discontinued operations	4,249	(85)

Net income	6,280	2,978
Preferred stock distribution	(1,840)	(1,840)

Net income available to common shareholders	$4,440	$1,138

Basic weighted average number of common shares outstanding	26,418	26,283

Diluted weighted average number of common shares outstanding	26,418	27,601

Income (loss) per common share basic and diluted:
Income (loss) from continuing operations	$—	$0.05
Income (loss) from discontinued operations	0.17	(0.01)

Net income available to common shareholders	0.17	0.04

Per share dividends to common shareholders	$0.15	$0.15

See Notes to the Consolidated Financial Statements

WINSTON HOTELS, INC.
UNAUDITED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2006
(in thousands, except per share amounts)

					Additional		Distributions	Total
	Preferred Stock		Common Stock		Paid-in	Unearned	In Excess of	Shareholders’
	Shares	Dollars	Shares	Dollars	Capital	Compensation	Earnings	Equity
Balances at December 31, 2005	3,680	$37	26,509	$265	$325,238	$(1,454)	$(100,875)	$223,211
Presentation reclassification — SFAS 123R adoption	—	—	(136)	(1)	(1,453)	1,454	—	—
Restricted stock expense recognition	—	—	85	1	862	—	—	863
Distributions ($0.15 per common share)	—	—	—	—	—	—	(4,020)	(4,020)
Distributions ($0.50 per preferred B share)	—	—	—	—	—	—	(1,840)	(1,840)
Net income	—	—	—	—	—	—	6,280	6,280

Balances at March 31, 2006	3,680	$37	26,458	$265	$324,647	$—	$(100,455)	$224,494

See Notes to the Consolidated Financial Statements

WINSTON HOTELS, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in thousands)

	Three Months Ended March 31,
	2006	2005

Cash flows from operating activities:
Net income	$6,280	$2,978
Adjustments to reconcile net income to net cash provided by operating activities:
Income allocation to minority interest	215	56
Income (loss) allocation to consolidated joint ventures	(134)	128
Depreciation	5,405	4,747
Amortization	498	256
Deferred income tax benefit	(183)	(203)
Net (gain) loss on sale of hotel properties	(4,455)	90
Equity in (income) loss of unconsolidated joint ventures	(22)	62
Distributions from joint ventures	71	—
Unearned compensation amortization	836	419
Changes in assets and liabilities:
Accounts receivable	243	(370)
Prepaid expenses and other assets	(1,892)	(1,311)
Accounts payable and accrued expenses	(722)	(308)

Net cash provided by operating activities	6,140	6,544

Cash flows from investing activities:
Investment in hotel properties	(9,267)	(3,780)
Proceeds from sale of hotel properties	8,461	5,527
Issuance of notes receivable	(806)	(5,700)
Collection of notes receivable	17	6,035
Investment in unconsolidated joint ventures	(7,391)	—
Franchise and note receivable fees	(186)	—
Deposit for potential hotel acquisitions	(6,625)	—

Net cash provided by (used in) investing activities	(15,797)	2,082

Cash flows from financing activities:
Net increase in lines of credit	20,300	3,150
Proceeds from mortgage loans	3,406	940
Payment of mortgage loans	(611)	(467)
Distributions to shareholders	(5,816)	(5,799)
Distributions to minority interest in partnership	(195)	(195)
Distributions to minority interest in consolidated joint ventures, net of contributions	(97)	(166)
Deposit for new CMBS rate lock	(3,000)	—
Fees paid in connection with financing activities	(483)	(2,763)

Net cash provided by (used in) financing activities	13,504	(5,300)

Net increase in cash	3,847	3,326
Cash at beginning of period	15,047	4,115

Cash at end of period	$18,894	$7,441

Supplemental disclosure:
Cash paid for interest (net of amounts capitalized)	$4,788	$2,362

Summary of non-cash investing and financing activities:
Distributions to shareholders declared but not paid	$5,860	$5,817
Distributions to minority interest declared but not paid	$195	$195
Issuance of stock grants	$—	$1,305
Adjustment to minority interest due to issuance of common stock	$27	$8
Sale of hotel property for note receivable	$—	$1,425

See Notes to the Consolidated Financial Statements

WINSTON HOTELS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands, except per share amounts)
1. ORGANIZATION
Winston Hotels, Inc. (the “Company”), headquartered in Raleigh, North Carolina, owns and develops hotel properties directly and through joint ventures, originates and acquires hotel loans, and provides hotel development and asset management services. The Company conducts substantially all of its operations through its operating partnership, WINN Limited Partnership (the “Partnership”). The Company and the Partnership (together with the Partnership’s wholly owned subsidiaries) are collectively referred to as the “Company”. As of March 31, 2006, the Company’s ownership interest in the Partnership was 95.38%. The Company operates so as to qualify as a real estate investment trust (“REIT”) for federal income tax purposes under Sections 856-860 of the Internal Revenue Code of 1986, as amended.
As of March 31, 2006, the Company owned or was invested in 55 hotel properties in 17 states having an aggregate of 7,542 rooms. This included 48 wholly owned properties with an aggregate of 6,594 rooms, a 60% ownership interest in a joint venture that owned one hotel with 138 rooms; a 49% ownership interest in a joint venture that owned one hotel with 118 rooms, a 48.78% ownership interest in a joint venture that owned one hotel with 147 rooms, and a 13.05% ownership interest in a joint venture that owned four hotels with an aggregate of 545 rooms. As of March 31, 2006, the Company also had $38.8 million in loan receivables from owners of several hotels. The Company does not hold an ownership interest in any of the hotels for which it has provided financing.
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
Under the REIT Modernization Act of 1999 (the “RMA”), which became effective January 1, 2001, a REIT is permitted to lease hotels to wholly owned taxable REIT subsidiaries of the REIT (“TRS Lessees”). The Company has formed two taxable REIT subsidiaries, Barclay Hospitality Services Inc. (“Barclay Hospitality”) and Barclay Holding, Inc. (“Barclay Holding”) (collectively, “Barclay”). As of March 31, 2006, all of the Company’s 48 wholly owned hotels were operated under leases with Barclay Hospitality. One joint venture hotel, the Chapel Hill Courtyard by Marriott, was leased to an entity owned 48.78% by Barclay Holding, a second joint venture hotel, the Ponte Vedra, FL Hampton Inn, was leased to an entity owned 49% by Barclay Holding, a third joint venture hotel, the Stanley Hotel in Estes Park, CO, was leased to an entity owned 60% by Barclay Holding and a fourth joint venture hotel, West Des Moines, IA Fairfield Inn & Suites, was leased to an entity owned 13.05% by Barclay Holding. The remaining three joint venture hotels, the Houston, TX SpringHill Suites, the Shelton, CT Courtyard by Marriott and the West Des Moines SpringHill Suites by Marriott did not operate under leases as of March 31, 2006.
To qualify as a REIT, the Company cannot operate hotels. The Company’s taxable REIT subsidiaries engage hotel management companies to operate the hotels under management contracts. The Company’s third-party managers under management agreements have direct control of the daily operations of our hotels. As of March 31, 2006, Alliance Hospitality Management, LLC managed 41 of the Company’s 55 hotels, Marriott International managed six, Concord Hospitality Enterprises Company managed three hotels, and Promus Hotels, Inc., an affiliate of Hilton Hotels Corporation, New Castle Hotels, LLC, Noble Investment Group, Ltd., Prism Hospitality Corporation and GHG-Stanley Management, LLC each managed one hotel. Marriott reports the operating results for the hotels it manages on a fiscal year consisting of thirteen four-week periods. Therefore, for the six Marriott-managed hotels, the Company’s fiscal year will reflect twelve weeks of operations for each of the first three quarters of the year and sixteen weeks for the fourth quarter of the year.

WINSTON HOTELS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands, except per share amounts)
2. BASIS OF PRESENTATION AND ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited consolidated financial statements reflect, in the opinion of management, all adjustments necessary for a fair statement of the results for the interim periods presented. All such adjustments are of a normal and recurring nature. Due to the seasonality of the hotel business, the information for the three months ended March 31, 2006 and 2005 is not necessarily indicative of the results for a full year. This Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. The year-end Consolidated Balance Sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”)
Principles of Consolidation
The consolidated financial statements are prepared in accordance with GAAP. The consolidated financial statements include the accounts of Winston Hotels, Inc., the Partnership, the Partnership’s wholly owned subsidiaries, and joint ventures which were consolidated in accordance with the provision of Financial Accounting Standards Board (“FASB”) Interpretation No. 46 (revised December 2003) “Consolidation of Variable Interest Entities” (“FIN 46R”). All significant inter-company balances and transactions have been eliminated.
Accounting for Long-Lived Assets
Investment in Hotel Properties. Hotel properties are recorded at cost and are depreciated using the straight-line method over estimated useful lives of the assets of between 5 and 10 years for furniture, fixtures and equipment, and between 30 and 40 years for buildings and improvements. Upon disposition, both the assets and accumulated depreciation accounts are relieved and the related gain or loss is credited or charged to the income statement. The Company expenses repairs and maintenance costs of the hotels as they are incurred. During the three months ended March 31, 2006 and 2005, the Company capitalized interest of $507 and $0, respectively, related to hotels under development or major renovation.
General. The Company evaluates the potential impairment of its individual long-lived assets, principally its wholly owned hotel properties and the hotel properties in which it owns an interest through consolidated joint ventures in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” (“SFAS 144”). The Company records an impairment charge when it believes an investment in hotels has been impaired, such that the Company’s estimate of future undiscounted cash flows, together with its estimate of an anticipated liquidation amount, would not recover the then current carrying value of the investment in the hotel property, or when the Company classifies a property as “held for sale” and the carrying value exceeds fair market value. The Company considers many factors and makes certain subjective assumptions when making this assessment, including but not limited to, general market and economic conditions, operating results over the past several years, the performance of similar properties in the same market and expected future operating results based on a variety of assumptions. Changes in market conditions or poor operating results of underlying investments could adversely impact the Company’s assumptions regarding future undiscounted cash flows and anticipated liquidation amounts therefore requiring an immediate material impairment charge. Further, the Company currently owns certain hotels for which the carrying value exceeds current market value. The Company does not believe an impairment charge for any of these hotels is appropriate at this time since the Company’s forecast of each hotel’s future undiscounted cash flows, together with its estimated liquidation amount, exceeds the current carrying value of each of these hotels. Should the Company approve a plan to sell any of the hotels for which the carrying value exceeds fair market value, an impairment charge would be required at that time, and could be material in the aggregate.

WINSTON HOTELS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands, except per share amounts)
Franchise Agreements
As of March 31, 2006, 54 of the Company’s 55 hotels were operated under franchise licenses. The franchise agreements provide for termination at the franchisor’s option upon the occurrence of certain events, including the Company’s failure to pay royalties and fees or perform its other covenants under the franchise agreement, bankruptcy, abandonment of the franchise, commission of a felony, assignment of the franchise without the consent of the franchisor, or failure to comply with applicable law or maintain applicable standards in the operation and condition of the relevant hotel. The franchise agreements will not renew automatically upon expiration. The 54 hotels’ franchise licenses, including six joint venture hotels, expire as follows:

Year of Expiration	Number of Hotels	Year of Expiration	Number of Hotels
2007	3	2016	2
2008	3	2017	11
2009	3	2018	5
2010	1	2019	6
2011	2	2020	1
2012	2	2022	3
2013	5	2023	1
2014	1	2024	3
2015	1	2025	1
The Company has received written notification from two franchisors that the franchise license agreements for three of its hotels, which expire in November 2007, January 2008 and March 2009, will not be renewed. On November 4, 2005, the Company’s Board of Directors (“Board”) adopted a formal plan to sell one of these hotels for which the franchise will not be renewed. The Company may decide to change the brand of the other two hotels prior to the expiration date. The expiration of these licenses in 2007, 2008 and 2009 is not expected to have a material impact on the Company’s results of operations in the future. There can be no assurance that other licenses will be renewed upon the expiration thereof. Such future non-renewals could have a material adverse effect on the Company.
The Company’s franchisors periodically inspect the Company’s hotels to ensure that they meet certain brand standards primarily pertaining to the condition of the property and its guest service scores. As of March 31, 2006, the Company was in default at six hotels for product improvement issues and low guest service scores. One of the defaults is the second in a row for the hotel and therefore it must maintain a passing rating for the next two years. If the hotel receives a third default during the next two years, the franchisor may choose to terminate the franchise agreement. The Company is currently in the process of curing these deficiencies to comply with the respective franchisor’s standards, and although the Company expects to cure these defaults and obtain an acceptable rating for each of these hotels, it can provide no assurance that an acceptable rating will be received for these hotels. The failure by the Company to cure defaults at multiple properties and the subsequent terminations of franchise agreements by its franchisors could have a material adverse effect on the Company’s financial statements and/or results of operations.
Recently Issued Accounting Standards
Refer to Note 10 for information regarding the Company’s implementation of a new stock-based compensation standard.
3. MINORITY INTEREST IN PARTNERSHIP
Certain hotel properties have been acquired, in part, by the Partnership, through the issuance of units of limited partnership interest in the Partnership to third parties. This equity interest in the Partnership held by these limited partners represents the Company’s minority interest. The Company’s minority interest is: (i) increased or decreased by its pro-rata share of the net income or net loss, respectively, of the Partnership; (ii) decreased by distributions; (iii) decreased by redemption of limited partnership units for cash or the Company’s common stock; and (iv) adjusted to equal the net equity of the Partnership multiplied by the limited partners’ ownership percentage immediately after each

WINSTON HOTELS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands, except per share amounts)
issuance of units and/or common stock of the Company through an adjustment to additional paid-in capital. Income (loss) is allocated to minority interest based on the weighted average percentage ownership throughout the period.
The Company is the general partner of, and owns a 95.38% ownership interest in, the Partnership. The remaining 4.62% interest in the Partnership is owned by Hubbard Realty of Winston-Salem, Inc. (0.23%), Cary Suites, Inc. (3.62%), WJS – Perimeter, Inc. (0.39%), and Charles M. Winston (0.38%). Hubbard Realty of Winston-Salem, Inc. is owned by parties unrelated to the Company. Mr. Robert W. Winston, Chief Executive Officer of the Company, is the sole officer and director of Cary Suites. Cary Suites is a corporation owned 29.1% by Robert W. Winston, 20.8% by his wife, 15.75% by each of his parents, 17.9% by trusts for the benefit of his children, and 0.7% by his sister. Robert W. Winston’s father is Charles M. Winston, Chairman of the Board. Charles M. Winston serves as a director and owns a 33.33% ownership in WJS – Perimeter, Inc. The remaining 66.67% ownership interest in WJS – Perimeter, Inc. is owned by parties unrelated to the Company. Minority interest in the Partnership as of March 31, 2006 and December 31, 2005 was $6,330 and $6,337, respectively.
4. CONCENTRATION RISK
The Company’s investments are all concentrated within the hotel industry. The Company’s current investment strategy is to acquire or develop mid to upscale hotels, acquire loans on hotel properties and invest in other mortgage-related instruments such as mezzanine loans to hotel owners and operators. At present, all of the Company’s owned hotels or hotels collateralizing the Company’s loans receivable are located within the United States. Accordingly, adverse conditions in the hotel industry will have a material adverse effect on the Company’s operating and investment revenues and cash available for distribution to shareholders.
At March 31, 2006, 27 out of the Company’s 48 wholly owned hotels were located in the five eastern seaboard states ranging from Virginia to Florida, including 16 hotels located in North Carolina. Adverse events in these areas, such as economic recessions, hurricanes or other natural disasters, could cause a loss of revenues from these hotels, which could have a greater adverse effect on the Company as a result of its concentration of assets in this area. The Company’s geographic concentration also exposes it to risks of oversupply and competition in its principal markets.
In addition, the Company expects to originate or acquire additional hotel loans. These types of loans involve a higher degree of risk than long-term senior mortgage lending collateralized by income-producing real property due to a variety of factors, including the loan being entirely unsecured or, if collateralized, becoming unsecured as a result of foreclosure by the senior lender. The Company may not recover some or all of its investment in these loans. In addition, these loans may have higher loan-to-value ratios than conventional mortgage loans resulting in less equity in the property and increasing the risk of loss of principal.
5. DISCONTINUED OPERATIONS
During the first quarter the Company entered into a contract to sell, and in April 2006 the Company sold, the Wilmington, NC Comfort Inn for net proceeds of $5.7 million, resulting in a net gain of $1.0 million. In accordance with the provisions of SFAS 144, this hotel is classified as “assets held for sale” on the Company’s Consolidated Balance Sheet as of March 31, 2006 and is included in discontinued operations on the Company’s Consolidated Statements of Operations for the quarters ended March 31, 2006 and 2005. The Company sold the Southlake, Georgia Hampton Inn in March 2006 for net proceeds of $8.5 million, resulting in a net gain of $4.5 million.
In accordance with SFAS 144, the Company recorded a $12.4 million (net of allocation to minority interest) non-cash impairment charge in the third quarter of 2005 relating to two hotels. On November 4, 2005, the Company’s Board adopted a formal plan to sell the two hotels and the Company continues to market both hotels for sale. Should the Company complete a sale of these hotels, there can be no assurance that the net proceeds from sale will equal the Company’s carrying value, in which case an additional impairment charge may be necessary at that time.

WINSTON HOTELS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands, except per share amounts)
The Company sold the Hilton Head, South Carolina Hampton Inn in May 2005 for $4.4 million in cash, net of closing costs and in the second quarter of 2005 recorded a gain of $470 thereto. The Company sold two hotels during January 2005. The Chester, Virginia Comfort Inn was sold for $5.2 million in cash, net of closing costs. The Greenville, South Carolina Comfort Inn was sold for $1.9 million, net of closing costs, of which the Company received approximately $0.5 million in cash proceeds and a note receivable for approximately $1.4 million. The Company recorded a loss of $33 related to the sale of the Chester Comfort Inn, and a loss of $57 related to the sale of the Greenville Comfort Inn.
The operating results for these hotels are included in discontinued operations in the statements of operations until their sale date. The Company has elected not to allocate interest expense to the results of the discontinued operations in accordance with SFAS 144. Including additional hotels in discontinued operations during 2006 resulted in certain reclassifications to the financial statement amounts for the three months ended March 31, 2005. Condensed financial information of the results of operations for the hotels included in discontinued operations is as follows:

	Three Months Ended
	March 31,
	2006	2005

Total revenue	$2,913	$3,349
Total expenses	2,711	3,484

Income (loss) from hotel operations	202	(135)
Allocation to minority interest in Partnership — (income) loss from discontinued operations	(13)	3
Gain (loss) on sale of discontinued operations	4,455	(90)
Allocation to minority interest in Partnership - (gain) loss on sale of discontinued operations	(206)	5
Income tax benefit	85	70

Income (loss) from discontinued operations	$4,523	$(147)

6. SUMMARIZED FINANCIAL STATEMENT INFORMATION FOR JOINT VENTURES
As of March 31, 2006, the Company had invested in seven operating hotels and two hotels under development through joint ventures. The Company consolidates all voting interest entities in which it owns a controlling voting interest and all variable interest entities for which it is the primary beneficiary in accordance with FIN 46R. As a result, the Company consolidated the balance sheets and the results of operations for five of the hotels it has invested in through joint ventures, including the two hotels which were under development as of March 31, 2006. The Company’s investment in four joint venture hotels is not consolidated and instead is accounted for under the equity method.
Consolidated Joint Ventures
Hotels Under Development
In July 2005, the Company formed a joint venture, Gateway Hotel Associates, LLC, with DeHoff Development Company to build a 121-room Hilton Garden Inn at Gateway Corporate Park, adjacent to the Akron-Canton Airport in Green, Ohio, for an estimated cost of $12.5 million. The total investment in the joint venture is expected to be approximately $4.6 million. The Company’s total contributions are expected to be $1.0 million in exchange for common equity in the joint venture, and another $2.2 million in exchange for preferred equity in the joint venture, while DeHoff’s contributions are expected to be $1.4 million in exchange for common equity in the joint venture. Construction of the hotel began in September 2005 with an anticipated late fall 2006 opening. The joint venture anticipates funding the remainder of the estimated project’s all-in cost with a construction-to-permanent first mortgage loan. In December 2005, the joint venture entered into a $7.9 million construction-to-permanent first mortgage loan. The loan requires interest be added to the principal amount during the construction period at a variable interest rate of 90-day LIBOR plus 3.0% (90-day LIBOR was 5.00%, at March 31, 2006). The loan requires principal and interest

WINSTON HOTELS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands, except per share amounts)
payments starting two months after the final disbursement, based on a 20-year amortization schedule. As of March 31, 2006 the outstanding balance was $102. Pursuant to FIN 46R, this joint venture was considered to be a VIE and the Company was considered to be the primary beneficiary. Therefore, the results of operations and the balance sheet of this joint venture are consolidated in the Company’s consolidated financial statements pursuant to FIN 46R and all inter-company accounts are eliminated.
During 2004, the Company formed a joint venture, Winston Kansas City, LP, with U.S. Bancorp Community Development Corporation to acquire a historic residential building in Kansas City, MO. The property underwent extensive renovations to be converted into a 123-room Courtyard by Marriott hotel which opened April 20, 2006. Barclay Holding leases the hotel from the joint venture. The joint venture entered into a $10.9 million construction-to-permanent first mortgage loan. The loan requires interest be added to the principal amount during the construction period at a variable interest rate of 90-day LIBOR plus 3.5% (90-day LIBOR was 5.00%, at March 31, 2006). The loan requires principal and interest payments starting two months after the final disbursement, based on a 20-year amortization schedule. As of March 31, 2006 the outstanding balance was $3.3 million. Pursuant to FIN 46R, this joint venture was considered to be a VIE and the Company was considered to be the primary beneficiary. Therefore, the results of operations and the balance sheet of this joint venture are consolidated in the Company’s consolidated financial statements pursuant to FIN 46R and all inter-company accounts are eliminated.
Operating Hotels
During 2005, the Company entered into a new joint venture, Stanley Associates, with Stanley Holdings, LLC to acquire the Stanley Hotel in Estes Park, Colorado. The Company currently owns a 60% interest in both Stanley Associates, which owns the hotel, and New Stanley Associates Lessee, LLC (“Stanley Lessee”), which leases the hotel from Stanley Associates. The results of operations and the balance sheet of these joint ventures are consolidated in the Company’s consolidated financial statements pursuant to FIN 46R and all inter-company accounts are eliminated.
During 2005, the Company entered into a joint venture, 131 East Redwood, LLC, with Redwood Center, LLC and Chevron TCI, Inc. The Company currently owns a 0.1% interest in the joint venture. The joint venture leases the Company’s Hampton Inn & Suites Baltimore Inner Harbor in Maryland, from the Company. Excluding a priority payment and administrative fee totaling $120 per year payable to Chevron, TCI, Inc., the Company receives nearly all of the remaining net operating results from the operations of the hotel. As the managing partner and owner of the leased hotel, the Company receives the majority of the economic benefits of the joint venture and is therefore the primary beneficiary of this joint venture. Therefore, the results of operations and the balance sheet of this joint venture are consolidated in the Company’s consolidated financial statements pursuant to FIN 46R and all inter-company accounts are eliminated.
During 2000, the Company entered into a joint venture, Marsh Landing Hotel Associates, LLC (“Marsh Landing Hotel Associates”), with Marsh Landing Investments, LLC to develop and own hotel properties. The Company currently owns a 49% interest in both Marsh Landing Hotel Associates, which owns the Ponte Vedra, Florida Hampton Inn, and Marsh Landing Lessee Company, LLC (“Marsh Landing Lessee”), which leases the hotel from Marsh Landing Hotel Associates. Marsh Landing Investments, LLC owns a 51% interest in each of Marsh Landing Hotel Associates and Marsh Landing Lessee. Marsh Landing Investments, LLC is owned by Charles M. Winston, Chairman of the Board and his brother James H. Winston, a former member of the Board. Pursuant to FIN 46R, these joint ventures were considered to be VIE’s and the Company was considered to be the primary beneficiary. Therefore, the results of operations and the balance sheet of these joint ventures are consolidated in the Company’s consolidated financial statements pursuant to FIN 46R and all inter-company accounts are eliminated.
During 2003, the Company entered into a joint venture, Chapel Hill Hotel Associates, LLC (“Chapel Hill Hotel Associates”), with Chapel Hill Investments, LLC to develop and own hotel properties. The Company currently owns a 48.78% interest in both Chapel Hill Hotel Associates, which owns the Chapel Hill Courtyard by Marriott (opened September 2004), and Chapel Hill Lessee Company, LLC (“Chapel Hill Lessee”), which leases the Chapel Hill Courtyard by Marriott from Chapel Hill Hotel Associates. Chapel Hill Investments, LLC owns a 51.22% interest in

WINSTON HOTELS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands, except per share amounts)
each of Chapel Hill Hotel Associates and Chapel Hill Lessee. Chapel Hill Investments, LLC is owned 52% by Charles M. Winston, Chairman of the Board, and his brother James H. Winston, a former member of the Board, collectively, and 48% by three other unaffiliated owners collectively. Pursuant to FIN 46R, these joint ventures were considered to be VIE’s and the Company was considered to be the primary beneficiary. The results of operations and the balance sheet of these joint ventures are consolidated in the Company’s consolidated financial statements pursuant to FIN 46R and all inter-company accounts are eliminated.
The following tables set forth a summary of the balance sheets as of March 31, 2006 and December 31, 2005 and the statements of operations for the three months ended March 31, 2006 and 2005 for the consolidated joint ventures:

	March 31,	December 31,
	2006	2005
Gateway Hotel Associates, LLC
Assets	$3,608	$2,336
Liabilities	217	36

Equity	$3,391	$2,300

Winston Kansas City, LP
Assets	$20,159	$16,984
Liabilities	5,256	1,887

Equity	$14,903	$15,097

Stanley Associates
Assets	$18,059	$18,192
Liabilities	12,944	13,059

Equity	$5,115	$5,133

Stanley Lessee
Assets	$208	$789
Liabilities	675	650

Equity (deficit)	$(467)	$139

131 East Redwood, LLC
Assets	$1,291	$1,372
Liabilities	482	428

Equity	$809	$944

Marsh Landing Hotel Associates
Assets	$6,735	$6,532
Liabilities	4,834	4,782

Equity	$1,901	$1,750

March Landing Lessee
Assets	$155	$48
Liabilities	127	43

Equity	$28	$5

Chapel Hill Hotel Associates
Assets	$13,311	$13,431
Liabilities	10,661	10,712

Equity	$2,650	$2,719

Chapel Hill Lessee
Assets	$198	$151
Liabilities	97	68

Equity	$101	$83

WINSTON HOTELS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands, except per share amounts)

Three Months Ended March 31,	2006	2005
Gateway Hotel Associates, LLC
Revenue	$—	$—
Expense	—	—

Net income	$—	$—

Winston Kansas City, LP
Revenue	$—	$—
Expense	40	—

Net loss	$(40)	$—

Stanley Associates
Revenue	$395	$—
Expense	413	—

Net loss	$(18)	$—

Stanley Lessee
Revenue	$886	$—
Expense	1,491	—

Net loss	$(605)	$—

131 East Redwood, LLC
Revenue	$1,068	$—
Expense	1,203	—

Net loss	$(135)	$—

Marsh Landing Hotel Associates
Revenue	$357	$373
Expense	201	209

Net income	$156	$164

March Landing Lessee
Revenue	$856	$884
Expense	832	810

Net income	$24	$74

Chapel Hill Hotel Associates
Revenue	$508	$427
Expense	480	421

Net income	$28	$6

Chapel Hill Lessee
Revenue	$1,197	$992
Expense	1,179	985

Net income	$18	$7

The table above includes the (income) loss allocation to minority interest in consolidated joint ventures of an aggregate of $134 and ($128) for the three months ended March 31, 2006 and 2005, respectively. Minority interest in consolidated joint ventures as of March 31, 2006 and December 31, 2005 was $6,218 and $6,449, respectively.
Unconsolidated Joint Ventures
During 2002, the Company formed a joint venture (the “Charlesbank Venture”) with Boston-based Charlesbank Capital Partners, LLC (“Charlesbank”). The Company owns 15% of the Charlesbank Venture and Charlesbank owns 85%. The Charlesbank Venture focuses on hotel acquisitions that the partners believe have turnaround or upside potential and can benefit from additional capital and aggressive asset management, which often includes renovating,

WINSTON HOTELS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands, except per share amounts)
repositioning, rebranding and/or a change in management. The Charlesbank Venture owns three hotels through a joint venture (“WCC Project Company LLC”) comprised of Concord Hospitality Enterprises Company (“Concord”) and the Charlesbank Venture. Concord owns a 13% interest in the projects acquired by WCC Project Company LLC, while the Charlesbank Venture owns 87%, so that the Company has an indirect 13.05% ownership interest in WCC Project Company LLC. As of December 31, 2005, the Company held approximately $7.4 million in cash from a hotel sale that was distributed to the other partners in the unconsolidated joint venture in January 2006. The Company’s Consolidated Balance Sheet as of March 31, 2006 includes a receivable from Concord of $0.5 million, in prepaid expenses and other assets, due to the Company from the proceeds of the hotel sold in December 2005.
The Charlesbank Venture also invested in another hotel through a joint venture (“WNC Project Company LLC”) comprised of Shelton III Hotel Equity LLC, owned by New Castle Hotels LLC (“New Castle”) and the Charlesbank Venture. New Castle owns a 13% interest in WNC Project Company LLC, while the Charlesbank Venture owns 87%, so that the Company has an indirect 13.05% ownership interest in WNC Project Company LLC. The Company’s Consolidated Balance Sheet as of March 31, 2006 includes a payable of $0.4 million, in accounts payable and accrued expenses, to Charlesbank for their share of the joint venture’s distribution.
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
Under the terms of the operating agreement for each joint venture, the Company and its venture partner each must approve all major decisions, including refinancing or selling the respective hotels, making loans, changes in partners’ interests, entering into material contracts, purchasing or acquiring assets, and approving operating and capital expenditure budgets. The following tables set forth a summary of the balance sheet and statement of operations, including the Company’s share, related to the Charlesbank Venture as of March 31, 2006 and December 31, 2005 and for the three months ended March 31, 2006 and 2005:

	March 31, 2006	December 31, 2005

Gross fixed assets	$41,110	$40,791
Accumulated depreciation	(3,380)	(2,912)
Other assets	4,365	4,304

Total assets	42,095	42,183

Liabilities	5,294	4,053
Outstanding loans	25,824	25,954

Total liabilities	31,118	30,007

Equity	10,977	12,176

Company’s share of equity	1,597	1,644
Company’s additional basis	149	151

Investment in joint ventures	$1,746	$1,795

WINSTON HOTELS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands, except per share amounts)

Three Months Ended March 31,	2006	2005

Revenues	$3,847	$3,085
Hotel department expenses	(2,110)	(2,039)
Management fees	(144)	(142)
Undistributed and fixed expenses	(1,351)	(1,266)

Hotel net income (loss)	242	(362)

Charlesbank Venture’s 87% share of net income (loss)	211	(315)
Corporate charges	(52)	(75)

Charlesbank Venture net income (loss)	159	(390)
Winston’s 15% share of Charlesbank Venture net income (loss)	24	(59)
Amortization of investment true-up	(2)	(3)

Equity in income (loss) of unconsolidated joint ventures	$22	$(62)

7. NOTES RECEIVABLE
The Company provides mezzanine and other financing to third-party owners of hotels. The Company does not hold an ownership interest in any of these hotels. These loan arrangements are considered to be variable interests in the entities that own the hotels, all of which are VIEs. However, the Company is not considered to be the primary beneficiary for any of these VIEs. Therefore, the Company does not consolidate the results of operations of these hotels. The Company does not have any further lending commitments to these specific VIEs.

	March 31,	December 31,
Notes receivable as of	2006	2005

$1.1 million mezzanine loan collateralized by the ownership interest of the entity that owns the Hilton Garden Inn in Atlanta (Sugarloaf), Georgia, matures December 2006; interest rate of 30-day LIBOR plus 7.36%, with interest-only payments through maturity, with additional interest of 2% of gross monthly revenues until maturity of which 25% is paid currently and 75% is accrued, at maturity Company will receive greater of accrued interest or 15% of the appreciation in value of the hotel	$1,080	$1,080

$2.4 million mezzanine loan collateralized by the ownership interest of the entity that owns the Sheraton hotel in Atlantic Beach, NC, matures February 2009; interest rate of 60-day LIBOR (with a 2% floor) plus 9%, with interest-only payments through maturity, with additional interest of 2% of outstanding principal balance accruing monthly	2,400	2,400

$5.5 million mezzanine loan collateralized by the ownership interest of the entity that owns the Residence Inn by Marriott in St. Louis, MO, matures October 2009; interest rate of 30-day LIBOR plus 10.25%, with interest only for the first two years of operations and interest and principal payments thereafter based on a ten year amortization schedule, with additional interest of 3% of outstanding principal balance accruing monthly	5,500	5,500

$6.0 million mezzanine loan collateralized by the ownership interest of the entity that owns the LaPosada de Santa Fe Resort in Santa Fe, New Mexico, matures December 2007; interest rate of 30-day LIBOR plus 9%, with interest only payments until maturity	6,000	6,000

WINSTON HOTELS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands, except per share amounts)

	March 31,	December 31,
Notes receivable as of	2006	2005

$1.4 million loan collateralized by the Comfort Inn in Greenville, SC, matures January 2010; interest rate of prime plus 1.5%, with fixed principal payments of $6 plus interest until maturity (See Note 5)	1,348	1,366

$3.4 million mezzanine loan collateralized by the ownership interest of the entity that owns the Hampton Inn & Suites in Albany NY, matures August 2011; interest rate of 30-day LIBOR plus 9.41%, with interest only payments until maturity, with additional interest of 4% accruing monthly until maturity	3,375	3,375

$2.8 million in B-notes purchased for $2.3 million collateralized by second mortgages on the SpringHill Suites and TownePlace Suites in Boca Raton FL and the TownePlace Suites in Fort Lauderdale FL, matures September 2011; effective interest rate of 9.3% (and a yield to maturity of 11.7%), interest and principal payments based on a six and one-half year amortization schedule	2,331	2,329

$2.0 million participation in a $20 million senior bridge loan collateralized by a hotel/condo project in Miami FL, matures August 2007; interest rate of 11%, with interest only payments until maturity	2,000	2,000

$14.0 million in four mezzanine loans collateralized by senior participation interests in four loans to Walton Street Capital, which owns four Marriott Renaissance hotels, matures October 2008 with two one-year extensions; interest rate of 30-day LIBOR plus 4.5%, with interest only payments until maturity	14,000	14,000

$2.3 million B-note, of a $12 million total loan amount for a to-be-built 140-room Hilton Garden Inn in Columbia, SC, collateralized by a second mortgage on the hotel. The Company is obligated to fund the remaining balance of the note ratably over the projected construction period that has commenced and is expected to be completed during the fourth quarter of 2006	805	—

Total notes receivable	$38,839	$38,050

Total interest receivables related to notes	$1,230	$1,152

At March 31, 2006 and December 31, 2005 30-day LIBOR was 4.83% and 4.39%, respectively. At March 31, 2006 and December 31, 2005 60-day LIBOR was 4.93% and 4.48%, respectively. At March 31, 2006 and December 31, 2005 prime was 7.75% and 7.25%, respectively.
8. INCOME TAXES
The income tax benefit for the three months ended March 31, 2006 included a deferred federal income tax benefit of $164 and a deferred state income tax benefit of $19. These deferred tax benefits were calculated using an effective tax rate of 38% applied to the net income (loss) of Barclay. The Company believes that Barclay will generate sufficient future taxable income to realize the majority of its deferred tax asset.
9. EARNINGS PER SHARE
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

WINSTON HOTELS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands, except per share amounts)
The following is a reconciliation of the amounts used in calculating basic and fully diluted income (loss) per common share:

Three Months Ended March 31,	2006	2005

Income from continuing operations	$1,757	$3,125
Less: preferred stock distributions	(1,840)	(1,840)

Income (loss) from continuing operations available to common shareholders	$(83)	$1,285

Income (loss) from discontinued operations	$4,523	$(147)

Net income available to common shareholders	4,440	1,138
Plus: income from continuing operations allocated to minority interest	—	64
Plus: loss from discontinued operations allocated to minority interest	—	(8)

Net income available to common shareholders assuming dilution	$4,440	$1,194

Weighted average number of common shares basic	26,418	26,283
Minority interest units with redemption rights	—	1,298
Stock options and unvested stock grants	—	20

Weighted average number of common shares assuming dilution	26,418	27,601

Earnings per share — basic and diluted
Income (loss) from continuing operations available to common shareholders	$—	$0.05
Income (loss) from discontinued operations	0.17	(0.01)

Net income available to common shareholders	$0.17	$0.04

The potential common shares (represented by minority interest, outstanding stock options and stock grants) for the three months ended March 31, 2006 totaled 1,334. For the three months ended March 31, 2006 there were 10,000 stock options, 264,891 unvested stock grants and 1,298,480 minority interest units outstanding, which were antidilutive and are not included in the calculation of diluted income (loss) per share. During the first quarter of each of 2006 and 2005, the Company declared quarterly cash dividends of $0.15 per common share and $0.50 per Series B preferred share.
10. STOCK INCENTIVE PLAN
The Winston Hotels, Inc. Stock Incentive Plan (the “Plan”) permits the grant of incentive or nonqualified stock options, stock appreciation rights, stock awards and performance shares to participants. As of March 31, 2006 the plan had 1,491,211 shares available for future issuance. Stock options and stock awards are granted upon approval of the Compensation Committee and generally are subject to vesting over a period of four years.
In December 2004, the FASB issued SFAS No. 123R, which revises SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“SFAS 123R”). The key requirement of SFAS 123R is that the cost of share-based awards to employees will be measured based on an award’s fair value at the grant date, with such cost to be amortized over the appropriate service period, net of estimated forfeitures. Previously, entities could elect to continue accounting for such awards at their grant date intrinsic value under APB Opinion No. 25, and the Company made that election. The intrinsic value method resulted in the Company recording no compensation expense for stock options granted to employees. The Company adopted SFAS 123R as of January 1, 2006 using the modified prospective method. The adoption of SFAS No. 123R did not have an impact on the Company’s income, earnings per share or presentation of cash flows for the three months ended March 31, 2006. The Company’s Consolidated Statement of Shareholder’ Equity and the equity section of the Company’s Consolidated Balance Sheet were impacted by the reclassification of unearned compensation required by SFAS No. 123R.

WINSTON HOTELS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands, except per share amounts)
Options
No options have been granted since 2000 and all options were vested by the year ended December 31, 2004. The exercise price of incentive stock options is generally the market price of the Company’s common stock on the date of grant. The following table summarizes information about the stock options outstanding at March 31, 2006:

Exercise Price	Options Outstanding	Options Exercisable	Remaining Contractual Life

$9.38	10,000	10,000	Expire on May 18, 2009

A summary of the status of stock options under the Plan as of March 31, 2006 and changes since December 31, 2005 are presented below:

		Weighted Average
	Shares	Exercise Price

Outstanding at December 31, 2005	100,000	$11.18
Forfeited	(90,000)	$11.38

Outstanding at March 31, 2006	10,000	$9.38

Options exercisable at March 31, 2006	10,000

Share Awards
The Plan allows the Company to grant shares of restricted common stock to executives and employees. Long-term incentives for executive compensation, which generally take the form of restricted stock awards, are provided primarily pursuant to the Plan, which is administered by the Compensation Committee. Awards of restricted stock under the Plan are based on comparisons to incentives offered among a peer group of REITs. The restricted shares generally vest 20% immediately and 20% on the anniversary of the grant date over each of the next four years. Compensation expense, which is based on the closing sale price for the Company’s common stock on the day prior to the grant date, is recognized over the applicable vesting period, with corresponding increases in common stock and additional paid-in capital. As a result of the adoption of SFAS No. 123R, on a prospective basis, the Company will not show unearned restricted shares as a negative component of shareholders’ equity; rather, such amounts will be included in the determination of common stock and additional paid-in capital presented in the Consolidated Balance Sheets. A summary of the status of unearned restricted shares under the Plan as of March 31, 2006 and changes since December 31, 2005 are presented below:

	Number of	Weighted Average
	Shares	Grant-Date Fair
	(in thousands)	Value Per Share	Fair Value

Non-vested at December 31, 2005	136	$10.69	$1,454
Granted	292	$9.72	$2,839
Vested	(85)	$9.84	$(836)
Forfeited	—	$—	$—

Non-vested at March 31, 2006	343	$10.08	$3,457

The Company’s compensation costs under the stock-based compensation plan were $836 and $419 for the three months ended March 31, 2006 and 2005, respectively. Of these compensation costs, approximately $118 and $53 were capitalized for the three months ended March 31, 2006 and 2005, respectively, as investment in hotel properties in accordance with the provisions of FASB 67 “Accounting for Costs and Initial Rental Operations of Real Estate Projects”. At March 31, 2006, there was $3,457 of total unrecognized compensation cost related to nonvested stock-based compensation plan awards, which is expected to be recognized over a weighted-average period of approximately

WINSTON HOTELS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands, except per share amounts)
2 years. Recipients of the awards of common stock have the option to defer ownership of, and tax obligations on the value of, the stock until a future date. In doing so, the Company retains ownership of the common stock for the benefit of the employee, and records treasury stock with an offsetting liability to the recipient, since the Company’s obligation can only be settled through the issuance of common stock. Both of these accounts offset each other within the Company’s shareholders’ equity. The total cost value of the shares deferred totaled $6.0 million and $3.2 million as of March 31, 2006 and December 31, 2005.
11. SEGMENT REPORTING
The Company presently operates in two business segments within the hotel lodging industry: Hotel Ownership and Hotel Financing. Hotel Ownership refers to owning hotels directly or through joint ventures and includes our joint ventures’ development activities. Hotel Financing refers to owning hotel-related loans through origination or acquisition. The Company does not allocate certain corporate-level accounts to its operating segments, including corporate general and administrative expenses, interest and other income unrelated to notes receivable and minority interest in the Partnership. Aside from the Company’s portfolio of notes receivable and related interest receivable all assets of the Company primarily relate to the Hotel Ownership segment. In addition, all capital expenditures incurred by the Company relate to the Hotel Ownership segment. Financial information related to the Company’s reportable segments for the three months ended March 31, 2006 and 2005 was as follows:
Three Months Ended March 31, 2006:

	Hotel	Hotel
	Ownership	Financing	Corporate	Consolidated
Operating revenues	$41,077	$—	$—	$41,077
Operating expenses	(27,798)	—	(3,028)	(30,826)
Depreciation and amortization	(5,726)	—	—	(5,726)
Interest and other income	—	1,243	143	1,386
Interest expense	(3,791)	(621)	—	(4,412)

Income (loss) before allocation to minority interest in Partnership, allocation to minority interest in consolidated joint ventures, income taxes, and equity in income of unconsolidated joint ventures	3,762	622	(2,885)	1,499
Loss allocation to minority interest in Partnership	—	—	4	4
Loss allocation to minority interest in consolidated joint ventures	134	—	—	134
Income tax benefit	98	—	—	98
Equity in income of unconsolidated joint ventures	22	—	—	22

Income (loss) from continuing operations	$4,016	$622	$(2,881)	$1,757

Income from discontinued operations				4,523

Net income				$6,280

Total assets	$503,364	$40,069	$—	$543,433

WINSTON HOTELS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands, except per share amounts)
Three Months Ended March 31, 2005:

	Hotel	Hotel
	Ownership	Financing	Corporate	Consolidated
Operating revenues	$32,111	$—	$—	$32,111
Operating expenses	(21,597)	(1)	(1,988)	(23,586)
Depreciation and amortization	(4,391)	—	—	(4,391)
Interest and other income	—	1,463	57	1,520
Interest expense	(1,990)	(417)	—	(2,407)

Income (loss) before allocation to minority interest in Partnership, allocation to minority interest in consolidated joint ventures, income taxes, and equity in income of unconsolidated joint ventures	4,133	1,045	(1,931)	3,247
Income allocation to minority interest in Partnership	—	—	(64)	(64)
Income allocation to minority interest in consolidated joint ventures	(128)	—	—	(128)
Income tax benefit	132	—	—	132
Equity in loss of unconsolidated joint ventures	(62)	—	—	(62)

Income (loss) from continuing operations	$4,075	$1,045	$(1,995)	$3,125

Loss from discontinued operations				(147)

Net income				$2,978

Total assets	$392,012	$33,105	$—	$425,117

12. SUBSEQUENT EVENTS
Notes Receivable
In May 2006, the Company and GEFF closed on a $7.5 million construction-to-permanent loan amount for a 122-room Hilton Garden Inn under construction in Tuscaloosa, Tenn. with an estimated all-in cost of $9.3 million. The Company is obligated to fund a $1.7 million “B” note ratably over the projected construction period, which is expected to be completed during the fourth quarter of 2006. During the construction period, the then outstanding “B” note bears interest at a variable rate equal to 90-day LIBOR plus 7.63% per annum; thereafter, the spread reduces to 7.43%. In addition, the “B” note accrues interest of 3.29% per annum until maturity, which is five years from the date the property opens to the general public.
In May 2006, the Company provided Downtown Resorts, LLC a $20.3 million “B” note as part of a $66 million senior note originated by Canyon Partners, to fund the $91.5 million refinance and refurbishment of the 25,500-square-foot Lady Luck casino and adjacent 627-room hotel, which is expected to be completed during the first quarter of 2007. The loan bears interest at a fixed rate of 12.63% for two years with two, one-year extensions.
Financings
In 2006, the Company entered into a $9.0 million construction-to-permanent first mortgage loan for the Hilton Garden Inn to be constructed in Wilmington NC. The loan requires interest only payments until April 1, 2008 at a variable interest rate of 30-day LIBOR plus 1.8%. The loan requires principal and interest payments starting on May 1, 2008, with all remaining principal and interest due on April 1, 2011.

WINSTON HOTELS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands, except per share amounts)
In April 2006, the Company’s wholly owned subsidiary, Winston Finance Partners LLC (“Winston Finance”), modified its $50 million master repurchase agreement with Marathon. The modified agreement reduced the interest rates from LIBOR plus 4.5 percent for loans funding the acquisition of existing hotels to LIBOR plus 2.75 percent, and from LIBOR plus 5.5 percent for loans funding the development or redevelopment of hotels to LIBOR plus 3.0 percent, respectively.
In May 2006, the Company borrowed funds under the GE Line to pay off the outstanding balance of $11.4 million on the ten-year loan collateralized by the Evanston Hilton Garden Inn.
On May 9, 2006, the Company closed a new 10-year $176 million collateralized mortgage backed securities (“CMBS”) loan with General Electric Capital Corporation (“GECC”), which is collateralized by 16 of its hotels. The $176 million facility bears interest only for four years at a fixed rate of 5.94% and thereafter amortizes over a 30-year period. Under the terms, the properties are not cross-collateralized and the loans may be assumed, should any of the individual properties be sold. The net proceeds were used to defease and payoff the $61.3 million outstanding balance of the Company’s ten-year 7.375% fixed rate CMBS loan and to pay down the outstanding balance under its $215 million line of credit.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
($in thousands except room revenue statistics)
The following Management’s Discussion and Analysis contains forward-looking statements that involve estimates, projections, goals, forecasts, assumptions, risks and uncertainties that could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. Please review PART I, Item 1A “Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 and “SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS” for a discussion of the factors that may impact any such forward-looking statements made herein. Management’s Discussion and Analysis should be read in conjunction with the Consolidated Financial Statements.
OVERVIEW
Winston Hotels, Inc. (the “Company,” “we,” “our,” or “us”), headquartered in Raleigh, North Carolina, owns and develops hotel properties directly and through joint ventures, originates and acquires hotel loans, and provides hotel development and asset management services. The Company operates so as to qualify as a real estate investment trust (“REIT”) for federal income tax purposes. The Company operates in two business segments within the lodging industry: Hotel Ownership and Hotel Financing. The Hotel Ownership segment and Hotel Financing segment revenues for the three months ended March 31, 2006, were $41.1 million and $1.2 million, respectively. The Hotel Ownership segment and Hotel Financing segment assets as of March 31, 2006, were $503.4 million and $40.1 million, respectively.
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
The Company uses several key indicators to evaluate the performance of its Hotel Ownership business, primarily revenue per available room (“RevPAR”) and operating margin.
RevPAR, or revenue per available room, is a commonly used measure within the hotel industry to evaluate hotel operations. RevPAR is determined by multiplying the average daily rate (“ADR”) (which is the actual daily revenue at a hotel divided by the total number of rooms sold) by occupancy percentage for any given period. RevPAR does not include food and beverage or other ancillary revenues, such as parking, telephone, or other guest services generated by the property. Over the past two years, strong economic growth in the United States economy combined with improved business demand led to RevPAR growth throughout the lodging industry. The Company’s RevPAR for the three months ended March 31, 2006 increased to $65.37, or 9.7%, from $59.61 for the three months ended March 31, 2005 due primarily to improving market conditions. The Company has significant fixed costs associated with owning and operating hotels, which do not necessarily decrease when market factors cause a reduction in revenue for the property. As a result, changes in RevPAR can result in a greater percentage change in the Company’s earnings and cash flows.
Gross operating profit margin is defined as hotel revenues minus hotel operating costs before property taxes, insurance and management fees, divided by hotel revenues. Gross operating profit margins for the three months ended March 31, 2006 decreased to 41.0% from 41.1% in the same period for the previous year, primarily due to significant pressure from hotels that were negatively impacted by renovations, rising fuel prices, franchise fees and higher guest frequency program costs. These costs were partially offset by improvements in labor costs, maintenance and general repairs expenses, room operating supplies/expenses and a number of recently implemented energy-saving measures.
Excluding operating results for the three months ended March 31, 2006 and 2005 of the eight hotels acquired in 2005 and five hotels that were negatively impacted by renovations (i) RevPAR increased 11.0% to $64.14 from $57.80; and (ii) operating margins increased 130 basis points to 40.5% from 39.2%. In addition, but for higher energy costs, operating margins would have improved by 174 basis points.

Hotel Financing
The Company’s Hotel Financing segment generates interest income from hotel loans that it originates or acquires. As of March 31, 2006, the Company had ten loans outstanding, representing loans receivable totaling $38.8 million and interest receivables totaling approximately $1.2 million (See Note 7 to the Consolidated Financial Statements). The Company does not hold an ownership interest in any of the hotels for which it has provided financing. The Company plans to continue to expand its hotel lending business in the future. The Company’s hotel loan program is designed to provide loans to the hotel industry, primarily by either originating single loans, purchasing participations or subordinate pieces of loans originated by others or through the purchase of the first loss piece of collateralized mortgage backed securities (“CMBS”) transactions, which typically contain mortgage loans on multiple hotel properties. The first loss piece consists of mortgage loans collateralized by some of the respective underlying hotels and is not included in the CMBS pool. However, the Company may also issue whole loans and then potentially sell the senior portion of the loan. The Company’s loan amount is typically 10% to 25% of the project’s all-in cost, ranging from approximately $1 million to approximately $20 million. The Company will primarily provide financing between 60% and 85% of the lesser of the project’s all-in cost or fair market value. Loans will typically be issued for hotels with between 100 and 450 rooms. We continue to seek additional prudent financing opportunities where the Company can capitalize on its hotel underwriting and development expertise. The Company expects to use a portion of the availability under its $215 million line of credit (the “GE Line”) with General Electric Capital Corporation (“GECC”), its $50 million repurchase agreement (the “Marathon Repurchase Agreement”) with Marathon Structured Finance Fund, LP (“Marathon”) and other financings to provide loans to the hotel industry.
Strategy and Forecasted Operating Conditions
Based on our primary business objectives and forecasted operating conditions, our key priorities or financial strategies include, among other things:
Improving Results at Our Hotels.
•	The Company seeks to direct our hotel managers to increase revenues and minimize operating costs. Forecasts for the lodging industry continue to be favorable and the Company believes the improving trends in the lodging industry create the opportunity for improvements in the operating results of its hotels for the remainder of 2006.

•	The Company also implements selective capital improvements designed to increase profitability consistent with franchisor standards and mandates. During the three months ended March 31, 2006, the Company spent $3.5 million for capital improvements at its hotels. The Company expects total capital expenditures for improvements at its hotels during the remainder of 2006 of approximately $11.5 million, including approximately $6.5 million for franchise mandated improvements.
Improving Our Hotel Portfolio.
•	The Company is focused on acquiring hotels with a favorable current yield and an opportunity for appreciation. The Company primarily focuses on acquiring additional hotels, or ownership interests in hotels, with strong national franchise affiliations or hotel properties with the potential to obtain these franchise affiliations in the “full service,” “extended stay,” “mid-scale without food and beverage,” “upscale,” and “upper upscale” market segments.

•	The Company also has the in-house capability to develop hotels. In April 2006, the Company completed the conversion of a former historic residential building in Kansas City, MO into a 123-room Courtyard by Marriott hotel. The Company expects another hotel under development to open in 2006 and two more to open early in 2007. The Company was also designated a preferred developer for the new select-service aloft brand by Starwood Hotels and Resorts Worldwide, Inc. and is currently reviewing several potential development sites on which it can build and own aloft-branded hotels. The Company is continually looking to develop additional hotel properties.

•	The Company intends to sell older, underperforming hotels or hotels that the Company believes no longer meet the Company’s yield objectives and to invest the funds in selected hotel acquisitions, hotel developments and hotel loans. The Company sold the Southlake, Georgia Hampton Inn in March 2006 for $8.5 million in cash, net of closing costs. In April 2006, the Company sold the Wilmington, NC Comfort Inn for $5.7 million in cash, net of closing costs. The Company realized gains on the sale of these two hotels totaling $4.5 million and $1.0 million, respectively. On November 4, 2005, the Company’s Board of Directors adopted a formal plan to sell two hotels and the Company continues to market both hotels for sale.
Expanding Our Hotel Loan Program.
•	A key element of the Company’s strategy is originating or acquiring hotel loans. The Company has an active pipeline to originate or acquire additional hotel loans during 2006. During 2005, the Company announced a program with GE Commercial Franchise Finance (“GEFF”) to provide a highly streamlined, cost-effective loan program for hoteliers. In February 2006 the Company closed on its first loan in conjunction with this program.
The Company has active pipelines in all of its growth strategies and anticipates consummating accretive transactions during the remainder of 2006. However, timing of complex financings, acquisitions and development transactions is very difficult to predict with reasonable accuracy.
Results of Operations for the Three Months Ended March 31, 2006 versus the Three Months Ended March 31, 2005
HOTEL OWNERSHIP SEGMENT
Revenues
The following table illustrates key operating statistics of our portfolio:

			2006 vs. 2005	2006 vs. 2005
Three Months Ended March 31, (a)	2006	2005	Change	Percentage Change

Hotel room revenues	$37,349	$29,506	$7,843	26.6%
RevPAR	$65.37	$59.61	$5.76	9.7%
Occupancy	69.0%	66.9%	2.1%	3.1%
Average daily rate (ADR)	$94.72	$89.17	$5.55	6.2%

(a)	Includes all owned or partially owned consolidated hotels, excluding discontinued operation as of March 31, 2006.
Room — Room revenue increased $7,843, or 26.6%, from $29,506 for the three months ended March 31, 2005 to $37,349 for the three months ended March 31, 2006. In August 2005, one of the joint ventures in which the Company has invested, purchased the 138-room Stanley Hotel in Estes Park, Colorado. In September 2005, the Company acquired the 116-room Hampton Inn & Suites Baltimore Inner Harbor in Maryland. In October 2005, the Company acquired six hotels with an aggregate of 698 rooms, including five Towneplace Suites hotels and one Courtyard by Marriott hotel. These hotels are collectively referred to herein as the “New Hotels”. The room revenue generated by the New Hotels for the three months ended March 31, 2006, as compared to the three months ended March 31, 2005, totaled $4,922. The increase in room revenues for the three months ended March 31, 2006 excluding the New Hotels was due, in part, to an increase in RevPAR of 11.0% from $59.61 for the three months ended March 31, 2005 to $66.18 for the three months ended March 31, 2006 due to improving market conditions. Occupancy rates increased 3.9%, from 66.9% for the three months ended March 31, 2005 to 69.5% for the three months ended March 31, 2006, and ADR increased 6.8%, from $89.17 for the three months ended March 31, 2005 to $95.20 for the three months ended March 31, 2006. During the three months ended March 31, 2006, strong economic growth combined with improved business demand led to the growth in RevPAR.

Food and Beverage — Food and beverage revenue increased $732 from $1,821 for the three months ended March 31, 2005 to $2,553 for the three months ended March 31, 2006. The additional food and beverage revenue generated by the New Hotels for the three months ended March 31, 2006 as compared to the three months ended March 31, 2005 totaled $469. The remaining increase was driven by increased occupancy in our “mid-scale without food and beverage” and “upscale” hotels.
Other Operating Departments — Other operating departments’ revenue increased $400 from $723 for the three months ended March 31, 2005 to $1,123 for the three months ended March 31, 2006. The additional other operating departments’ revenue generated by the New Hotels for the three months ended March 31, 2006 as compared to the three months ended March 31, 2005 totaled $202. The remaining increase was due primarily to increases in miscellaneous revenues, including movie and video sales and banquet revenues, offset by lower telephone revenue as cellular phone use continues to reduce the demand for this service.
Expenses
Rooms — Rooms expenses increased $1,484 from $6,536 for the three months ended March 31, 2005 to $8,020 for the three months ended March 31, 2006. The additional rooms expense generated by the New Hotels for the three months ended March 31, 2006, as compared to the three months ended March 31, 2005 totaled $1,196. The remaining increase in rooms expenses was due primarily to increases in labor costs. The increase in these costs was consistent with the increase in room revenue, excluding the impact of the New Hotels, for the three months ended March 31, 2006 as compared to the three months ended March 31, 2005.
Food and Beverage — Food and beverage expenses increased $601 from $1,497 for the three months ended March 31, 2005 to $2,098 for the three months ended March 31, 2006. The additional food and beverage expense generated by the New Hotels for the three months ended March 31, 2006, as compared to the three months ended March 31, 2005 totaled $392. The remaining increase in food and beverage expenses was due primarily to increases in labor costs.
Other Operating Departments — Other operating costs increased $223 from $638 for the three months ended March 31, 2005 to $861 for the three months ended March 31, 2006. The additional other operating costs generated by the New Hotels for the three months ended March 31, 2006, as compared to the three months ended March 31, 2005 totaled $181. The remaining increase was due primarily to increases in miscellaneous expenses, including movie and video rentals, gift shop expenses and banquet expenses.
Property Operating — Property operating costs increased $2,156 from $6,602 for the three months ended March 31, 2005 to $8,758 for the three months ended March 31, 2006. The additional property operating costs generated by the New Hotels for the three months ended March 31, 2006 as compared to the three months ended March 31, 2005 totaled $1,317. The remaining increase was primarily due to increases in administrative and general expense for labor and credit card commissions, in sales and marketing expense for labor and frequent flyer discounts and in utility costs.
Real Estate Taxes and Property and Casualty Insurance — Real estate taxes and property casualty insurance costs increased $210 from $1,677 for the three months ended March 31, 2005 to $1,887 for the three months ended March 31, 2006. Excluding the impact of the New Hotels, costs were consistent with prior year.
Franchise Costs — Consistent with the increase in room revenues, franchise costs increased $433 from $2,134 for the three months ended March 31, 2005 to $2,567 for the three months ended March 31, 2006. The additional franchise costs generated by the New Hotels for the three months ended March 31, 2006 as compared to the three months ended March 31, 2005 totaled $87. The remaining increase was primarily due to an increase in revenue and an increase in the franchise rate incurred for the Company’s Hilton Garden Inns.
Maintenance and Repair Costs — Maintenance and repair costs increased $388 from $1,790 for the three months ended March 31, 2005 to $2,178 for the three months ended March 31, 2006. The additional costs generated by the New Hotels for the three months ended March 31, 2006 as compared to the three months ended March 31, 2005 totaled $363. Excluding the impact of the New Hotels, costs were consistent with prior year.

Management Fees — Management fees increased $706 from $723 for the three months ended March 31, 2005 to $1,429 for the three months ended March 31, 2006. The additional costs generated by the New Hotels for the three months ended March 31, 2006 as compared to the three months ended March 31, 2005 totaled $356. The remaining increase was primarily due to higher room revenue and slightly higher management fees.
Depreciation and Amortization — Depreciation increased $1,092 from $4,141 for the three months ended March 31, 2005 to $5,233 for the three months ended March 31, 2006. The additional depreciation generated by the New Hotels for the three months ended March 31, 2006 as compared to the three months ended March 31, 2005 totaled $596. The remaining increase was due to additions outpacing the amount of assets exceeding their useful life. Amortization expense increased $243 from $250 for the three months ended March 31, 2005 to $493 for the three months ended March 31, 2006 primarily due to amortization of additional deferred franchise and financing costs.
Interest Expense — Total interest expense increased $2,005 from $2,407 for the three months ended March 31, 2005 to $4,412 for the three months ended March 31, 2006. The weighted average outstanding debt balance for the Company’s lines of credit, Marathon Repurchase Agreement and fixed rate mortgage loan with GECC, (collectively, the “Corporate Debt Facilities”) increased from $133,240 for the three months ended March 31, 2005 to $234,016 for the three months ended March 31, 2006, while the weighted average interest rate for the Corporate Debt Facilities increased from 5.89% to 7.25% for the same periods. The increase in the weighted average outstanding debt balance for the Company’s Corporate Debt Facilities is primarily due to the 2005 hotel acquisitions, offset by the proceeds from the 2005 and 2006 hotel sales. In addition to a greater outstanding debt balance and higher weighted average interest rate, increases in interest expense were also due to additional interest expense totaling $200 related to the first mortgage loan on the Stanley Hotel in Estes Park, Colorado that was acquired in August 2005. As noted below, a portion of this interest expense was allocated to the Hotel Financing segment (See “Hotel Financing Segment” below for further discussion of interest expense).
(Income) Loss Allocation to Minority Interest in Consolidated Joint Ventures — These amounts represent the minority equityholders’ share of net (income) loss of the consolidated joint ventures. (Income) loss allocation to minority interest decreased $262 from ($128) for the three months ended March 31, 2005 to $134 for the three months ended March 31, 2006. The loss allocation to minority interest related primarily to the joint venture that owns the Stanley Hotel. The Stanley Hotel’s operating results are very seasonal, with the first quarter historically showing the weakest operating results.
Income Tax Benefit — The income tax benefit was primarily a result of the net loss experienced by the Company’s taxable REIT subsidiaries, Barclay and Barclay Holding during the respective periods.
Equity in Income (Loss) of Unconsolidated Joint Ventures — Equity in income (loss) of unconsolidated joint ventures increased $84 from ($62) for the three months ended March 31, 2005 to $22 for the three months ended March 31, 2006.
HOTEL FINANCING SEGMENT
General and Administrative — General and administrative expenses were not allocated to the Hotel Financing segment, however, direct expenses were included in the segment results. Expenses for the three months ended March 31, 2006 were consistent with the same period in the prior year (See Note 11 to the Consolidated Financial Statements).
Interest and Other Income — Interest and other income decreased $220 from $1,463 for the three months ended March 31, 2005 to $1,243 for the three months ended March 31, 2006. The decrease was primarily due to $258 in prepayment fees and interest related to the early payoff of the Cornhusker Square hotel loan in March 2005, offset by additional loan interest income relating to new hotel loans that the Company provided or purchased in late 2005 and early 2006 (See “Liquidity and Capital Resources— Investing” and “General Corporate Income and Expense” below for further discussion of Interest and Other Income). See Note 7 to the Consolidated Financial Statements for more information on the Company’s note receivables.

Interest Expense — Total interest expense was allocated to the Hotel Financing segment based on the Company’s average note receivable balance and the average borrowing rate for the lines of credit and Marathon Repurchase Agreement. Interest expense increased $204 from $417 for the three months ended March 31, 2005 to $621 for the three months ended March 31, 2006. The increase was primarily due to the increase in the average outstanding note receivable balance from $33,097 for the three months ended March 31, 2005 to $38,375 for the three months ended March 31, 2006, while the average interest rate also increased from 4.99% to 7.21% for the same periods (See “Hotel Ownership Segment” above for further discussion of Interest Expense).
GENERAL CORPORATE INCOME AND EXPENSES
The following describes those income and expense items that were not specifically allocated to either of the Company’s reporting segments:
General and Administrative — General and administrative expense increased $1,040 from $1,988 for the three months ended March 31, 2005 to $3,028 for the three months ended March 31, 2006. The increase for the three months ended March 31, 2006 was primarily attributable to an increase in payroll costs for additional personnel as well as increased salaries and restricted stock awards.
Interest and Other Income — Interest and other income increased $86 from $57 for the three months ended March 31, 2005 to $143 for the three months ended March 31, 2006. This income consists primarily of restaurant leases in the hotels and interest on bank deposits. The increase resulted primarily from higher interest earned on bank deposits.
Income (Loss) Allocation to Minority Interest in Partnership — Income (loss) allocation to minority interest in the Partnership for the three months ended March 31, 2006 decreased versus the comparable period of 2005. The change was consistent with the decrease in income from continuing operations available to common shareholders for the period and a decrease in minority interest ownership percentage in the Partnership from 4.67% as of March 31, 2005 to 4.62% as of March 31, 2006.
Discontinued Operations — During the first quarter the Company entered into an agreement to sell the Wilmington, NC Comfort Inn. In April 2006, the transaction closed for net proceeds of $5.7 million and a net gain of $1.0 million. In accordance with the provisions of Statement of Financial Accounting Standards No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” (“SFAS 144”), this hotel is classified as “assets held for sale” on the Company’s Consolidated Balance Sheet as of March 31, 2006 and is included in discontinued operations on the Company’s Consolidated Statements of Operations for the quarters ended March 31, 2006 and 2005. The Company sold the Southlake, Georgia Hampton Inn in March 2006 for net proceeds of $8.5 million and a net gain of $4.5 million. The Company recorded a $12.4 million (net of allocation to minority interest) non-cash impairment charge in the third quarter relating to two hotels. On November 4, 2005, the Company’s Board of Directors adopted a formal plan to sell the two hotels. Should the Company complete a sale of these hotels, there can be no assurance that the net proceeds from sale will equal the Company’s carrying value, in which case an additional impairment charge may be necessary at that time. The Company sold two hotels during January 2005. The Company recorded a loss of $33 related to the sale of the Chester Comfort Inn, and a loss of $57 related to the sale of the Greenville Comfort Inn. The operating results of these hotels are shown as discontinued operations in the Statement of Operations until their sales date.

LIQUIDITY AND CAPITAL RESOURCES
Overview
The Company expects to fund its short term cash needs, including distributions to shareholders, from operating cash flow and from borrowings under its GE Line. The Company intends to continue to seek additional mezzanine loan opportunities, as well as other hotel loan opportunities in general, and to acquire and develop additional hotel properties that meet its investment criteria. The Company is continually evaluating such opportunities, as well as other investment opportunities including, but not limited to, the acquisition of assets that require substantial renovation and repositioning within a particular market. It is expected that future hotel loans and acquisitions will be financed, in whole or in part, from borrowings under the GE Line or the Marathon Repurchase Agreement, additional follow-on offerings of debt or equity securities, joint venture agreements and from the net sale proceeds of hotel properties. There can be no assurances that the Company will make any further hotel loans or any investment in additional hotel properties, or that any hotel development will be undertaken, or if commenced, that it will be completed on schedule or on budget. Furthermore, there can be no assurances that the Company will be able to obtain any additional financing.
Operating
The Company finances its operations from operating cash flow, which is principally derived from the operations of its hotels. Cash flow provided by operating activities for the three months ended March 31, 2006 and 2005 was $6.1 million and $6.5 million, respectively.
Investing
Overview
The Company primarily invests in hotel properties either directly or through joint ventures. The Company also invests funds in and collects funds from its hotel loan program. The Company’s net cash provided by (used in) investing activities for the three months ended March 31, 2006 and 2005 totaled ($15.8) million and $2.1 million, respectively. Acquiring and developing hotels and originating and acquiring hotel loans are part of the Company’s growth strategies and the implementation of those strategies has resulted in the increases in investing activity.
Investment in hotel properties
Acquiring and developing hotels with a favorable current yield and an opportunity for appreciation is one of the Company’s growth strategies. Capital expenditures at the Company’s portfolio hotels for the year ended December 31, 2006, excluding development costs, are expected to be approximately $15 million, including approximately $7.3 million for franchisor mandated improvements. In 2005, the Company began construction on four hotels at an expected total cost of an aggregate of approximately $62 million. In April 2006, the Company opened a former historic residential building in Kansas City, MO as a 123-room Courtyard by Marriott hotel. The Company expects another hotel under development to open in the fourth quarter of 2006, and two more to open in the first quarter of 2007. The expected total capital expenditures for these development projects are approximately $11 million and $26 million in 2006 and 2007, respectively. The Company plans to fund these capital expenditures from operating cash flow, borrowings under mortgage loans and potential borrowings under the GE Line, sources that are expected to be adequate to fund such capital requirements.
During the three months ended March 31, 2006, the Company spent $9.3 million for capital improvements at, and development of, its hotels. The capital expenditures at the Company’s portfolio hotels, excluding development costs, were approximately $3.5 million. The Company also spent approximately $5.8 million for land and other costs related to hotels under development. These capital expenditures are in addition to amounts spent on normal repairs and maintenance which have approximated 5.83% and 6.07% of room revenues for the three months ended March 31, 2006 and 2005, respectively.
During the three months ended March 31, 2005, the Company spent $3.8 million for capital improvements at, and development of, its hotels. This included approximately $2.7 million for hotel related capital expenditures and approximately $1.0 million for land and other costs related to hotels under development.

Proceeds from sale of hotel properties
During 2005, the Company’s Board of Directors authorized management to sell two hotels, which are classified as “held for sale” on the Company’s Consolidated Balance Sheet. The properties, which are immediately available for sale, are actively being marketed for sale through a broker. Periodically, the Company considers the sale of certain other hotels that it believes appropriate to sell and if sold, would use the net sale proceeds for acquisition of additional hotels or hotel loans and for general corporate purposes.
During the three months ended March 31, 2006, the Company sold the Southlake, Georgia Hampton Inn for net proceeds of $8.5 million and a gain of $4.5 million. During the three months ended March 31, 2005, the Company sold two hotels for aggregate net proceeds totaling approximately $7.1 million ($5.7 million in cash and a note receivable for $1.4 million). In April 2006, the Company sold the Wilmington, NC Comfort Inn for $5.7 million in cash, net of closing costs. See Note 5 to the Consolidated Financial Statements for further information on the Company’s discontinued operations.
Issuance of notes receivable
Originating or acquiring hotel loans is one of the Company’s growth strategies. The Company has an active pipeline to underwrite and acquire loans under its hotel loan program, which it expects to fund with its various credit facilities and through a repurchase agreement with Marathon.
In February 2006, the Company closed on its first loan in a program with GEFF for a total $2.3 million first loss piece, or “B” note, of a $12 million total loan amount for a 140-room Hilton Garden Inn under construction in Columbia, SC. As of March 31, 2006, the Company had funded $0.8 million. The Company is obligated to fund the remaining $1.5 million of the “B” note ratably over the projected construction period, which is expected to be completed during the fourth quarter of 2006. During the three months ended March 31, 2005, the Company funded two hotel loans totaling $5.7 million. See Note 7 to the Consolidated Financial Statements for more information on the Company’s note receivables.
In April 2006, the Company provided Downtown Resorts, LLC a $20.3 million “B” note as part of a $66 million senior note originated by Canyon Partners, to fund the $91.5 million refinance and refurbishment of the 25,500-square-foot Lady Luck casino and adjacent 627-room hotel, which is expected to be completed during the first quarter of 2007. The loan bears interest at a fixed rate of 12.63% for two years with two, one-year extensions.
In May 2006, the Company and GEFF closed on a $7.5 million construction-to-permanent loan amount for a 122-room Hilton Garden Inn under construction in Tuscaloosa, Tenn. with an estimated all-in cost of $9.3 million. The Company is obligated to fund a $1.7 million “B” note ratably over the projected construction period, which is expected to be completed during the fourth quarter of 2006. During the construction period, the then outstanding “B” note bears interest at a variable rate equal to 90-day LIBOR plus 7.63% per annum; thereafter, the spread reduces to 7.43%. In addition, the “B” note accrues interest of 3.29% per annum until maturity, which is five years from the date the property opens to the general public.
Collection of notes receivable
During the three months ended March 31, 2006 and 2005, the Company received scheduled principal payments. During the three months ended March 31, 2005, the $6.0 million Cornhusker Square hotel loan was prepaid in full.
Investment in unconsolidated joint venture
During 2002, the Company formed a joint venture with Boston-based Charlesbank Capital Partners, LLC. The Company owns 15% of the venture and is the managing partner and Charlesbank owns 85%. The joint venture sold one hotel in December 2005 and as of December 31, 2005 the Company held approximately $7.4 million in cash from the sale that was distributed to the other partners in the unconsolidated joint venture in January 2006.
Deposit for potential hotel acquisitions
During the three months ended March 31, 2006, the Company placed $6.6 million in escrow for potential acquisitions.

Financing
Overview
The Company’s net cash provided by (used in) financing activities for the three months ended March 31, 2006 and 2005 totaled $13.5 million and ($5.3) million, respectively. Under federal income tax law provisions applicable to REITs, the Company is required to distribute at least 90% of its taxable income to maintain its tax status as a REIT. The Company intends to monitor its dividend policy closely and to act accordingly as results of operations dictate. The Company also intends to fund cash distributions to shareholders out of cash flow from operating activities. The Company may incur indebtedness to meet its dividend policy or distribution requirements imposed on the Company under the Internal Revenue Code (including the requirement that a REIT distribute to its shareholders annually at least 90% of its taxable income) to the extent that available cash flow from the Company’s investments are insufficient to make such distributions. The Company also incurs indebtedness to finance its investing growth strategies.
In May 2006, the Company borrowed funds under the GE Line to pay off the outstanding balance of $11.4 million on the ten-year loan collateralized by the Evanston Hilton Garden Inn.
On May 9, 2006, the Company entered into a new 10-year $176 million CMBS loan with GECC, which is collateralized by 16 of its hotels. During the three months ended March 31, 2006, the Company submitted a loan application to GECC and paid a $3 million deposit to lock the interest rate at 5.91% for $150 million of the Company’s anticipated CMBS financing facility. During April 2006, the Company paid a $0.5 million deposit to lock the interest rate for the remaining $26 million under this anticipated financing facility at 6.13%, resulting in a blended fixed rate of 5.94% for the entire $176 million facility. The facility bears interest only for four years and thereafter amortizes over a 30-year period. Under the terms, the properties are not cross-collateralized and the loans may be assumed, should any of the individual properties be sold. The net proceeds were used to defease and payoff the $61.3 million outstanding balance under the Company’s fixed rate mortgage loan with GECC and to pay down outstanding balances under the GE Line.
Net increase (decrease) in lines of credit
The Company’s net increase in the GE Line for the three months ended March 31, 2006 and 2005 totaled $20.3 million and $3.2 million, respectively. During the quarter ended March 31, 2006, draws were made on the GE Line of $0.8 million for the Columbia, SC Hilton Garden Inn “B” note, $10 million for the deposits on the potential hotel acquisitions and the new CMBS facility, $6 million to fund cash distributions to shareholders and approximately $6 million for property additions, offset by pay downs on the GE Line. At March 31, 2006, the balance under the $215 million GE Line was $160 million.
In April 2006, the Company’s wholly owned subsidiary, Winston Finance Partners LLC (“Winston Finance”), modified its $50 million Marathon Repurchase Agreement. Under the agreement, Winston Finance sells assets to Marathon and agrees to repurchase those assets on a date certain. Marathon gets a security interest in each asset subject to the facility. Previously, under the agreement, the Company paid interest to Marathon at 30-day LIBOR plus 4.5%, to finance loans made by the Company to acquire existing hotels, and 30-day LIBOR plus 5.5%, to finance loans made by the Company to develop new hotels or redevelop existing hotels. In April of 2006, the agreement was modified to reduce the interest rates from LIBOR plus 4.5% to LIBOR plus 2.75% and from LIBOR plus 5.5% to LIBOR plus 3.0%. At March 31, 2006, the balance under the Marathon Repurchase Agreement was $8.6 million.
Proceeds from mortgage loans
In 2005, the Company began construction on four hotels at an expected total cost of an aggregate of approximately $62 million. The Company anticipates funding approximately $38.9 million of the estimated all-in cost for the projects with construction-to-permanent first mortgage loans. The Winston Kansas City, LP joint venture entered into a $10.9 million construction-to-permanent first mortgage loan. The loan requires accrued interest to be added to the principal amount during the construction period at a variable interest rate of 90-day LIBOR plus 3.5% (90-day LIBOR was 5.00%, at March 31, 2006). The loan requires principal and interest payments starting two months after the final disbursement, based on a 20-year amortization schedule. As of March 31, 2006 the outstanding balance was $3.3 million. In December 2005 the Gateway Hotel Lessee, LLC joint venture entered into a $7.9 million construction-to-permanent first mortgage loan. The loan requires accrued interest to be added to the principal amount during the construction period at a variable interest rate of 90-day LIBOR plus 3.0%. The loan requires principal and interest payments starting two months after the final disbursement, based on a 20-year amortization schedule. As of March 31, 2006, the outstanding balance was $0.1 million.
In 2006, the Company entered into a $9.0 million construction-to-permanent first mortgage loan for the Hilton Garden Inn to be constructed in Wilmington NC. The loan requires interest only payments until April 1, 2008 at a variable interest rate of 30-day LIBOR plus 1.8%. The loan requires principal and interest payments starting on May 1, 2008, with all remaining principal and interest due on April 1, 2011.
During 2003, the Chapel Hill joint venture entered into a $9.1 construction-to-permanent loan. The joint venture borrowed $0.9 million under the loan during the three months ended March 31, 2005 to construct the Chapel Hill Courtyard by Marriott Hotel. On March 8, 2005, the construction loan was converted to a permanent loan, at which time the loan balance was $9.0 million.
Proceeds from issuance of shares
The Company has on file with the SEC a shelf registration statement under which common stock, preferred stock and debt securities are available to be issued by the Company. At March 31, 2006 the Company had approximately $108 million available under this shelf registration statement and may file additional registration statements as needed. The Company’s ability to raise capital through the sale of stock is dependent upon market conditions.
Distributions to shareholders
The Company is required to distribute at least 90% of its taxable income to maintain its tax status as a REIT. The Company’s 8.00% Series B Cumulative Preferred Stock requires cumulative dividends in the amount of $2.00 per share each year, payable quarterly in arrears. The Company made distributions of $0.15 per common share for each of the completed quarterly periods in 2004, 2005 and 2006. During each of the three months ended March 31, 2006 and 2005, the Company paid distributions to shareholders of $5.8 million.
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
CONTRACTUAL OBLIGATIONS
During the normal course of business, the Company enters into acquisition agreements for the purchase and sale of hotels. These agreements are subject to customary conditions and due diligence. As of March 31, 2006 there were no significant changes, outside the normal course of business, in the contractual obligations and commercial commitments disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, except for the two new joint venture mortgage notes as described above and in Note 6 to the Consolidated Financial Statements.

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
Allowances for Doubtful Accounts
Accounts Receivable. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its hotel guests to make required payments. The Company reviews its accounts receivable aging report on a monthly basis and discusses the status of receivable collections with appropriate hotel personnel to determine if additional allowances are necessary.
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
Impairment on Planned Dispositions. The Company prepares an impairment analysis quarterly based on facts and circumstances existing at the end of each quarter. During the third quarter of 2005, management began evaluating the potential sale of certain hotels. Accordingly, the Company factored in the prospect of selling properties in the near term. As a result of this analysis, which was prepared on a probability-weighted, estimated undiscounted future cash flow basis, an impairment was triggered under a held for use model for two hotels. In accordance with SFAS 144, the Company recorded a $12.4 million (net of allocation to minority interest) non-cash impairment charge in the third quarter relating to the two hotels. The non-cash impairment charge represents an adjustment to reduce the carrying value of the two hotels to the estimated sales prices, net of estimated costs to sell. The Company’s estimated sales price is based on fair market value quotes received from independent brokers. On November 4, 2005, the Company’s Board of Directors adopted a formal plan to sell the two hotels, for which impairment charges were taken during the third quarter. Accordingly, both of these hotels are classified as “assets held for sale” on the Company’s Consolidated Balance Sheet and are included in discontinued operations on the Company’s Consolidated Statements of Operations. The Company continues to actively market these hotels for sale. Should the Company complete a sale of these hotels, there can be no assurance that the net proceeds from sale will equal the Company’s carrying value, in which case an additional impairment charge may be necessary at that time.
Asset Retirement Obligation. FIN 47 clarifies that future expenses to remove environmental contaminates, including asbestos-containing materials (“ACMs”) from buildings should be estimated and accrued as a liability at the time of acquisition with an offset to increase the cost of the associated structure. The Company currently owns four hotels in which ACMs were identified. The ACMs are appropriately managed, in accordance with current environmental laws and regulations. The Company used an expected cash flow approach to measure its obligations with respect to future remediation costs. Amounts were calculated using current information, current assumptions, and current interest rates. While management uses the best information available to establish its asset retirement obligation, future adjustments may be necessary if economic conditions differ substantially from the assumptions used in making the calculation of the obligation.
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

Franchise Agreements
The Company’s franchisors periodically inspect the Company’s hotels to ensure that they meet certain brand standards primarily pertaining to the condition of the property and its guest service scores. As of March 31, 2006, the Company was in default at six hotels for product improvement issues and low guest service scores. One of the defaults is the second in a row for the hotel and therefore it must maintain a passing rating for the next two years. If the hotel receives a third default during the next two years, the franchisor may choose to terminate the franchise agreement. The Company is currently in the process of curing these deficiencies to comply with the respective franchisor’s standards, and although the Company expects to cure these defaults and obtain an acceptable rating for each of these hotels, it can provide no assurance that an acceptable rating will be received for these hotels. The failure by the Company to cure defaults at multiple properties and the subsequent terminations of franchise agreements by its franchisors could have a material adverse effect on the Company’s financial statements and/or results of operations.
As of March 31, 2006, 54 of the Company’s 55 hotels were operated under franchise licenses. The franchise agreements provide for termination at the franchisor’s option upon the occurrence of certain events, including the Company’s failure to pay royalties and fees or perform its other covenants under the franchise agreement, bankruptcy, abandonment of the franchise, commission of a felony, assignment of the franchise without the consent of the franchisor, or failure to comply with applicable law or maintain applicable standards in the operation and condition of the relevant hotel. The franchise agreements will not renew automatically upon expiration. The 54 hotels’ franchise licenses, including six joint venture hotels, expire as follows:

Year of Expiration	Number of Hotels	Year of Expiration	Number of Hotels

2007	3	2016	2
2008	3	2017	11
2009	3	2018	5
2010	1	2019	6
2011	2	2020	1
2012	2	2022	3
2013	5	2023	1
2014	1	2024	3
2015	1	2025	1

The Company has received written notification from two franchisors that the franchise license agreements for three of its hotels, which expire in November 2007, January 2008 and March 2009, will not be renewed. On November 4, 2005, the Company’s Board of Directors adopted a formal plan to sell one of these hotels for which the franchise will not be renewed. The Company may decide to change the brand of the other two hotels prior to the expiration date. The expiration of these licenses in 2007, 2008 and 2009 is not expected to have a material impact on the Company’s results of operations in the future. There can be no assurance that other licenses will be renewed upon the expiration thereof. Such future non-renewals could have a material adverse effect on the Company.

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
WINSTON HOTELS, INC.
RECONCILIATION OF NET INCOME TO FFO AND
FFO AVAILABLE TO COMMON SHAREHOLDERS
($ in thousands)

	Three Months Ended
	March 31,
	2006	2005

Net income	$6,280	$2,978
(Gain) loss on sale	(4,455)	90
Minority interest in Partnership allocation of income (loss)	(4)	64
Minority interest in Partnership allocation of gain (loss) on sale of discontinued operations	206	(5)
Minority interest in Partnership allocation of income (loss) from discontinued operations	13	(3)
Depreciation	4,846	3,871
Depreciation from discontinued operations	172	606
Depreciation from joint ventures	258	191

FFO	7,316	7,792
Preferred stock dividend	(1,840)	(1,840)

FFO Available to Common Shareholders	$5,476	$5,952

Item 3.	Quantitative and Qualitative Disclosures About Market Risk
($ in thousands)
As of March 31, 2006, the Company’s primary market risk exposure is to changes in LIBOR and other market index interest rates on its GE Line and other variable rate debt. The Company’s interest rate risk objectives are to limit the impact of interest rate fluctuations on earnings and cash flows and to lower its overall borrowing costs. To achieve these objectives, the Company manages its exposure to fluctuations in market interest rates for a portion of its borrowings through the use of fixed rate debt instruments to the extent that reasonably favorable rates are obtainable with such arrangements. The Company may enter into derivative financial instruments such as interest rate swaps or caps and treasury options or locks to mitigate its interest rate risk on a related financial instrument or to effectively lock the interest rate on a portion of its variable rate debt. As required by the extension of the GE Line, on September 30, 2005, the Company entered into an interest rate cap agreement to eliminate the exposure to increases in 30-day LIBOR (30-day LIBOR was 4.83% at March 31, 2006) over 6.14% on principal balances up to $215 million outstanding. This interest rate cap agreement terminates on January 1, 2007. The Company does not enter into derivative or interest rate transactions for speculative purposes. The Company regularly reviews interest rate exposure on its outstanding borrowings in an effort to minimize the risk of interest rate fluctuations.
The definitive extent of the Company’s interest rate risk under the GE Line and other variable-rate debt is not quantifiable or predictable because of the variability of future interest rates and business financing requirements. If interest rates increased by 100 basis points, the Company’s interest expense for the three months ended March 31, 2006 would have increased by approximately $0.4 million, based on the weighted-average amount of variable rate debt outstanding and exposed to fluctuations in the market rate of interest. The following tables provide information at March 31, 2006 about the Company’s interest rate risk-sensitive instruments. The tables present principal cash flow by expected maturity dates for the Company’s fixed and variable rate debt. The table also includes estimates of the fair value of the Company’s interest rate risk-sensitive instruments based on quoted market prices for these or similar issues.

As of March 31, 2006	2006		2007		2008		2009		2010		Thereafter		Total		Fair Value

Variable rate — GE line:	$160,000		$—		$—		$—		$—		$—		$160,000		$160,000
Average interest rate	(a	)	(a	)	(a	)	(a	)	(a	)	(a	)	(a	)

Variable rate — Marathon facilities:	$8,596		$1,200		$8,400		$—		$—		$—		$18,196		$18,196
Average interest rate	(b	)	(b	)	(b	)	(b	)	(b	)	(b	)	(b	)

Mortgage loans:
Fixed rate — GECC (g)	$1,298		$1,846		$58,396		$—		$—		$—		$61,540		$61,438
Average interest rate	7.38%		7.38%		7.38%		7.38%		7.38%		7.38%		7.38%

Variable rate — Evanston, IL Hilton Garden Inn (g)	$198		$281		$300		$321		$343		$9,837		$11,280		$11,280
Average interest rate	(c	)	(c	)	(c	)	(c	)	(c	)	(c	)	(c	)

Consolidated joint venture loans:

Fixed rate — The Stanley Hotel	$146		$232		$245		$263		$11,973		$—		$12,859		$12,706
Average interest rate	6.19%		6.19%		6.19%		6.19%		6.19%		6.19%		6.19%

Fixed rate — Chapel Hill, NC Courtyard by Marriott	$161		$229		$247		$267		$7,951		$—		$8,855		$8,857
Average interest rate	7.51%		7.51%		7.51%		7.51%		7.51%		7.51%		7.51%

Variable rate — Ponte Vedra, FL Hampton Inn	$69		$100		$109		$119		$130		$4,202		$4,729		$4,729
Average interest rate	(c	)	(c	)	(c	)	(c	)	(c	)	(c	)	(c	)

Variable rate — Kansas City, MO Courtyard by Marriott (f)	$—		$—		$—		$—		$—		$3,304		$3,304		$3,304
Average interest rate	(d	)	(d	)	(d	)	(d	)	(d	)	(d	)	(d	)

Variable rate — Akron, OH Hilton Garden Inn (f)	$—		$—		$—		$—		$—		$102		$102		$102
Average interest rate	(e	)	(e	)	(e	)	(e	)	(e	)	(e	)	(e	)

(a)	Rate is 30-day to 180-day LIBOR plus 1.75% to 2.50%, (30-day and 180-day LIBOR were 4.83% and 5.14%, respectively, at March 31, 2006).

(b)	Rate is 30-day LIBOR plus 2.25% or 2.75% or 3.00%.

(c)	Rate is 30-day LIBOR plus 3.0%.

(d)	Construction-to-permanent note of $10.9 million. As of March 31, 2006 the outstanding balance was $3.3 million. Rate is 90-day LIBOR plus 3.5% (90-day LIBOR was 5.00% at March 31, 2006).

(e)	Construction-to-permanent note of $7.9 million. Rate is 90-day LIBOR plus 3.0%. As of March 31, 2006 the outstanding balance was $0.1 million.

(f)	See Note 6 to the Consolidated Financial Statements

(g)	Paid off in May 2006 (See Note 12 to the Consolidated Financial Statements)

Item 4. Controls and Procedures
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
Changes in Internal Control Over Financial Reporting
     There has been no change in the Company’s internal control over financial reporting during the quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
Item 6. Exhibits

Exhibit	Description
3.1	Restated Articles of Incorporation, as amended (incorporated by reference to (i) Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-13233) as filed with the Securities and Exchange Commission on August 4, 1999, (ii) Exhibit 4.4(b) to the Company’s Registration Statement on Form 8-A (File No. 001-13233) as filed with the Securities and Exchange Commission on January 30, 2004 and (iii) Exhibit 3.1(b) to the Company’s Quarterly Report on Form 10-Q (File No. 001-13233) as filed with the Securities and Exchange Commission on August 5, 2005).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K (File No. 001-13233) as filed with the Securities and Exchange Commission on March 19, 2001).

4.1	Specimen certificate for common stock (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-11 (File No. 333-7662) as filed with the Securities and Exchange Commission, effective May 25, 1994).

4.2	Specimen certificate for 8.00% Series B Cumulative Preferred Stock (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form 8-A (File No. 001-13233) as filed with the Securities and Exchange Commission on January 30, 2004).

4.3	Form of Articles of Amendment to the Restated Articles of Incorporation Establishing and Fixing the Rights and Preferences of the 8.00% Series B Cumulative Preferred Stock (incorporated by reference to Exhibit 4.4(b) to the Company’s Registration Statement on Form 8-A (File No. 001-13233) as filed with the Securities and Exchange Commission on January 30, 2004).

10.1	First Amendment to Loan Agreement by and between Winston SPE II LLC and General Electric Capital Corporation, dated as of June 8, 2005.

10.2	First Amendment to the Master Repurchase Agreement Between Marathon Structured Finance Fund, LP and Winston Finance Partners LLC dated as of April 4, 2006.

10.3	Form of Loan Agreement by and between General Electric Capital Corporation and a special purpose entity of Winston Hotels, Inc., dated as of May 9, 2006.

10.4	Defeasance Pledge and Security Agreement, by and among Winston SPE LLC, Wells Fargo Bank, N.A. and Wachovia Bank, National Association, dated as of May 9, 2006.

10.5	Defeasance Assignment, Assumption and Release Agreement by and among Winston SPE LLC, Wells Fargo Bank, N.A., SB Winston Holdings, LLC and Wachovia Bank, National Association, dated as of May 9, 2006.

31.1	Certification of Principal Executive Officer of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of Principal Financial Officer of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certification of Robert W. Winston, III, Chief Executive Officer of Winston Hotels, Inc., pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Joseph V. Green, Chief Financial Officer of Winston Hotels, Inc., pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WINSTON HOTELS, INC.

Date May 10, 2006	/s/ Joseph V. Green

Joseph V. Green
President and Chief Financial Officer
(Authorized officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit	Description
3.1	Restated Articles of Incorporation, as amended (incorporated by reference to (i) Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-13233) as filed with the Securities and Exchange Commission on August 4, 1999, (ii) Exhibit 4.4(b) to the Company’s Registration Statement on Form 8-A (File No. 001-13233) as filed with the Securities and Exchange Commission on January 30, 2004 and (iii) Exhibit 3.1(b) to the Company’s Quarterly Report on Form 10-Q (File No. 001-13233) as filed with the Securities and Exchange Commission on August 5, 2005).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K (File No. 001-13233) as filed with the Securities and Exchange Commission on March 19, 2001).

4.1	Specimen certificate for common stock (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-11 (File No. 333-7662) as filed with the Securities and Exchange Commission, effective May 25, 1994).

4.2	Specimen certificate for 8.00% Series B Cumulative Preferred Stock (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form 8-A (File No. 001-13233) as filed with the Securities and Exchange Commission on January 30, 2004).

4.3	Form of Articles of Amendment to the Restated Articles of Incorporation Establishing and Fixing the Rights and Preferences of the 8.00% Series B Cumulative Preferred Stock (incorporated by reference to Exhibit 4.4(b) to the Company’s Registration Statement on Form 8-A (File No. 001-13233) as filed with the Securities and Exchange Commission on January 30, 2004).

10.1	First Amendment to Loan Agreement by and between Winston SPE II LLC and General Electric Capital Corporation, dated as of June 8, 2005.

10.2	First Amendment to the Master Repurchase Agreement Between Marathon Structured Finance Fund, LP and Winston Finance Partners LLC dated as of April 4, 2006.

10.3	Form of Loan Agreement by and between General Electric Capital Corporation and a special purpose entity of Winston Hotels, Inc., dated as of May 9, 2006.

10.4	Defeasance Pledge and Security Agreement, by and among Winston SPE LLC, Wells Fargo Bank, N.A. and Wachovia Bank, National Association, dated as of May 9, 2006.

10.5	Defeasance Assignment, Assumption and Release Agreement by and among Winston SPE LLC, Wells Fargo Bank, N.A., SB Winston Holdings, LLC and Wachovia Bank, National Association, dated as of May 9, 2006.

31.1	Certification of Principal Executive Officer of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of Principal Financial Officer of Periodic Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certification of Robert W. Winston, III, Chief Executive Officer of Winston Hotels, Inc., pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Joseph V. Green, Chief Financial Officer of Winston Hotels, Inc., pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.