Form 10-Q
period 2006-06-30
WINSTON HOTELS INC
filed 2006-08-09
CIK 920605

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934
For The Quarterly Period Ended June 30, 2006
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The number of shares of Common Stock, $.01 par value, outstanding on July 31, 2006 was 26,500,082.

SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS
Certain matters discussed throughout this Quarterly Report on Form 10-Q and in documents incorporated herein by reference that are not historical facts are forward-looking and accordingly, involve estimates, projections, goals, forecasts, assumptions, and are subject to risks and uncertainties that could cause actual operating results to differ materially from those expressed or implied in the forward-looking statements. Any forward-looking statement is based on information current as of the date of this report and speaks only as of the date on which such statement is made and Winston Hotels, Inc. does not undertake any obligations to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made.
When we use the words “guidance,” “project,” “target,” “may,” “will,” “expect,” “anticipate,” “estimate,” “believe,” “continue,” “will likely result,” “should,” “intend,” or similar expressions, we intend to identify forward-looking statements. You should not place undue reliance on these forward-looking statements. These forward-looking statements include information about possible or assumed future results of our business, financial condition, liquidity, results of operations, plans, and objectives. Examples of factors that you should consider with respect to any forward-looking statements made throughout this document include, but are not limited to, the following:
•	lower than expected revenue per available room, occupancy, average daily rates, and gross operating margins,
•	impact on our hotels and the markets in which we operate from terrorist attacks and natural disasters,
•	changes in general economic conditions, which affect the travel industry,
•	the degree and nature of our direct competition,
•	properties held for sale may not sell,
•	franchise licenses may not be renewed,
•	financing risks, including the inability to obtain financing on favorable terms, if at all,
•	development risks, including the risks of construction delays and cost overruns, zoning restrictions and non-issuance or delay of issuance of governmental permits,
•	the increase of development costs in connection with projects that are not pursued to completion,
•	non-payment of hotel loans made to third parties,
•	the failure to make additional hotel loans and investments in non-distressed and distressed hotel assets, and
•	the failure to attract joint venture opportunities.
Many but not all risk factors that may impact actual results are discussed in PART I, Item 1A-“Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, which you should carefully read. All such factors are difficult to predict, contain uncertainties that may materially affect actual results and may be beyond the control of Winston Hotels, Inc. New factors emerge from time to time, and it is not possible for the Company to predict all such factors, nor can it assess the effect of such factors.

Item 1. Financial Statements
WINSTON HOTELS, INC.
UNAUDITED CONSOLIDATED BALANCE SHEETS
(in thousands)

	As of	As of
	June 30, 2006	December 31, 2005

ASSETS
Land	$55,957	$55,758
Buildings and improvements	410,379	422,081
Furniture and equipment	62,853	63,048

Operating properties	529,189	540,887
Less accumulated depreciation	134,059	139,259

	395,130	401,628
Properties under development	20,851	25,139

Net investment in hotel properties	415,981	426,767

Assets held for sale	18,967	11,009
Corporate furniture fixtures and equipment, net	607	371
Cash	11,268	15,047
Restricted marketable securities	63,540	—
Accounts receivable, net	3,602	3,820
Notes receivable	59,709	38,050
Investment in joint ventures	2,434	1,795
Deferred expenses, net	9,833	6,807
Prepaid expenses and other assets	10,920	12,556
Deferred tax asset	10,879	11,471

Total assets	$607,740	$527,693

LIABILITIES, MINORITY INTEREST AND SHAREHOLDERS’ EQUITY

Lines of credit	$66,796	$157,896
Due to trust that holds marketable securities	63,540	—
Mortgage loans	214,087	99,874
Accounts payable and accrued expenses	19,921	27,915
Distributions payable	6,055	6,011

Total liabilities	370,399	291,696

Minority interest	12,838	12,786

Shareholders’ equity:
Preferred stock, Series B, $.01 par value, 5,000 shares authorized, 3,680 shares issued and outstanding (liquidation preference of $93,840)	37	37
Common stock, $.01 par value, 50,000 shares authorized, 26,801 shares issued and 26,490 shares outstanding at June 30, 2006 and 26,509 shares issued and outstanding at December 31, 2005	265	265
Additional paid-in capital	324,951	325,238
Unearned compensation	—	(1,454)
Distributions in excess of earnings	(100,750)	(100,875)

Total shareholders’ equity	224,503	223,211

Total liabilities, minority interest and shareholders’ equity	$607,740	$527,693

See Notes to the Consolidated Financial Statements

WINSTON HOTELS, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Three Months Ended June 30,
	2006	2005

Operating revenue:
Rooms	$42,326	$32,120
Food and beverage	3,459	2,251
Other operating departments	1,455	1,017
Joint venture fee income	51	63

Total operating revenue	47,291	35,451

Hotel operating expenses:
Rooms	8,639	6,915
Food and beverage	2,431	1,678
Other operating departments	971	629
Undistributed operating expenses:
Property operating expenses	8,553	6,502
Real estate taxes and property and casualty insurance	2,008	1,687
Franchise costs	2,937	2,318
Maintenance and repair	2,142	1,713
Management fees	1,663	1,116
General and administrative	2,498	1,901
Depreciation	5,306	3,944
Amortization	516	387

Total operating expenses	37,664	28,790

Operating income	9,627	6,661

Extinguishment of debt	(3,961)	—
Interest and other income	2,020	1,227
Interest expense	(4,938)	(2,423)

Income before allocation to minority interest in Partnership, allocation to minority interest in consolidated joint ventures, income taxes, and equity in income of unconsolidated joint ventures	2,748	5,465
(Income) loss allocation to minority interest in Partnership	16	(153)
Income allocation to minority interest in consolidated joint ventures	(353)	(139)
Income tax expense	(965)	(267)
Equity in income of unconsolidated joint ventures	42	29

Income from continuing operations	1,488	4,935
Discontinued operations:
Income from discontinued operations	599	392
Gain on sale of discontinued operations	3,479	449

Net income	5,566	5,776
Preferred stock distribution	(1,840)	(1,840)

Net income available to common shareholders	$3,726	$3,936

Basic weighted average number of common shares outstanding	26,479	26,298

Diluted weighted average number of common shares outstanding	26,479	27,611

Income (loss) per common share basic and diluted:
Income (loss) from continuing operations	$(0.01)	$0.12
Income from discontinued operations	0.15	0.03

Net income available to common shareholders	$0.14	$0.15

Per share dividends to common shareholders	$0.15	$0.15

See Notes to the Consolidated Financial Statements

WINSTON HOTELS, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Six Months Ended June 30,
	2006	2005

Operating revenue:
Rooms	$77,972	$60,104
Food and beverage	6,012	4,072
Other operating departments	2,543	1,695
Joint venture fee income	103	124

Total operating revenue	86,630	65,995

Hotel operating expenses:
Rooms	16,232	13,051
Food and beverage	4,529	3,175
Other operating departments	1,802	1,234
Undistributed operating expenses:
Property operating expenses	16,848	12,695
Real estate taxes and property and casualty insurance	3,823	3,291
Franchise costs	5,368	4,331
Maintenance and repair	4,200	3,382
Management fees	3,039	1,804
General and administrative	5,526	3,890
Depreciation	10,297	7,860
Amortization	1,007	635

Total operating expenses	72,671	55,348

Operating income	13,959	10,647

Extinguishment of debt	(3,961)	—
Interest and other income	3,406	2,747
Interest expense	(9,350)	(4,830)

Income before allocation to minority interest in Partnership, allocation to minority interest in consolidated joint ventures, income taxes, and equity in income (loss) of unconsolidated joint ventures	4,054	8,564
(Income) loss allocation to minority interest in Partnership	31	(208)
Income allocation to minority interest in consolidated joint ventures	(219)	(267)
Income tax expense	(914)	(176)
Equity in income (loss) of unconsolidated joint ventures	64	(33)

Income from continuing operations	3,016	7,880
Discontinued operations:
Income from discontinued operations	1,102	510
Gain on sale of discontinued operations	7,728	364

Net income	11,846	8,754
Preferred stock distribution	(3,680)	(3,680)

Net income available to common shareholders	$8,166	$5,074

Basic weighted average number of common shares outstanding	26,449	26,290

Diluted weighted average number of common shares outstanding	26,449	27,607

Income (loss) per common share basic and diluted:
Income (loss) from continuing operations	$(0.03)	$0.16
Income from discontinued operations	0.34	0.03

Net income available to common shareholders	$0.31	$0.19

Per share dividends to common shareholders	$0.30	$0.30

See Notes to the Consolidated Financial Statements

WINSTON HOTELS, INC.
UNAUDITED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
FOR THE SIX MONTHS ENDED JUNE 30, 2006
(in thousands, except per share amounts)

					Additional		Distributions	Other	Total
	Preferred Stock		Common Stock		Paid-in	Unearned	In Excess of	Comprehensive	Shareholders’
	Shares	Dollars	Shares	Dollars	Capital	Compensation	Earnings	Loss	Equity
Balances at December 31, 2005	3,680	$37	26,509	$265	$325,238	$(1,454)	$(100,875)	$—	$223,211
Presentation reclassification — SFAS 123R adoption	—	—	(136)	(1)	(1,453)	1,454	—	—	—
Restricted stock expense recognition	—	—	117	1	1,166	—	—	—	1,167
Distributions ($0.30 per common share)	—	—	—	—	—	—	(8,041)	—	(8,041)
Distributions ($1.00 per preferred B share)	—	—	—	—	—	—	(3,680)	—	(3,680)
Net income	—	—	—	—	—	—	11,846	—	11,846

Balances at June 30, 2006	3,680	$37	26,490	$265	$324,951	$—	$(100,750)	$—	$224,503

See Notes to the Consolidated Financial Statements

WINSTON HOTELS, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in thousands)

	Six Months Ended June 30,
	2006	2005

Cash flows from operating activities:
Net income	$11,846	$8,754
Adjustments to reconcile net income to net cash provided by operating activities:
Income allocation to minority interest	395	249
Income allocation to consolidated joint ventures	219	267
Depreciation	10,955	9,472
Amortization	1,135	652
Extinguishment of debt	3,961	—
Income tax expense	762	152
Net gain on sale of hotel properties	(8,103)	(381)
Equity in (income) loss of unconsolidated joint ventures	(64)	33
Distributions from joint ventures	50	59
Unearned compensation amortization	1,155	595
Changes in assets and liabilities:
Accounts receivable	218	(477)
Prepaid expenses and other assets	1,636	(246)
Accounts payable and accrued expenses	(820)	1,569

Net cash provided by operating activities	23,345	20,698

Cash flows from investing activities:
Investment in hotel properties	(23,995)	(14,356)
Proceeds from sale of hotel properties	23,282	10,087
Issuance of notes receivable	(21,685)	(5,700)
Collection of notes receivable	26	6,069
Investment in unconsolidated joint ventures	(7,516)	—
Purchase of restricted marketable securities	(64,578)	—
Franchise and note receivable fees	(473)	—

Net cash used in investing activities	(94,939)	(3,900)

Cash flows from financing activities:
Net increase (decrease) in lines of credit	(91,100)	1,050
Proceeds from mortgage loans	187,775	940
Payment of mortgage loans	(12,317)	(975)
Distributions to shareholders	(11,677)	(11,617)
Distributions to minority interest in partnership	(390)	(389)
Distributions to minority interest in consolidated joint ventures, net of contributions	(160)	(360)
Fees paid in connection with financing activities	(4,316)	(2,824)

Net cash provided by (used in) financing activities	67,815	(14,175)

Net increase (decrease) in cash	(3,779)	2,623
Cash at beginning of period	15,047	4,115

Cash at end of period	$11,268	$6,738

Supplemental disclosure:
Cash paid for interest (net of amounts capitalized)	$10,304	$4,402

Summary of non-cash investing and financing activities (See Note 12):
Distributions to shareholders declared but not paid	$12,111	$12,023
Distributions to minority interest declared but not paid	$390	$389
Issuance of stock grants	$—	$1,249
Adjustment to minority interest due to issuance of common stock	$12	$54
Sale of hotel property for note receivable	$—	$1,425

See Notes to the Consolidated Financial Statements

WINSTON HOTELS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands, except per share amounts)
1. ORGANIZATION
Winston Hotels, Inc. (the “Company”), headquartered in Raleigh, North Carolina, owns and develops hotel properties directly and through joint ventures, originates and acquires hotel loans, and provides hotel development and asset management services to third parties. The Company conducts substantially all of its operations through its operating partnership, WINN Limited Partnership (the “Partnership”). The Company and the Partnership (together with the Partnership’s wholly owned subsidiaries) are collectively referred to as the “Company”. As of June 30, 2006, the Company’s ownership interest in the Partnership was 95.38%. The Company operates so as to qualify as a real estate investment trust (“REIT”) for federal income tax purposes under Sections 856-860 of the Internal Revenue Code of 1986, as amended.
As of June 30, 2006, the Company owned or was invested in 53 hotel properties in 18 states, having an aggregate of 7,181 rooms. This included 45 wholly owned properties with an aggregate of 6,110 rooms, a 60% ownership interest in a joint venture that owned one hotel with 138 rooms, a 49% ownership interest in a joint venture that owned one hotel with 118 rooms, a 48.78% ownership interest in a joint venture that owned one hotel with 147 rooms, a 13.05% ownership interest in a joint venture that owned four hotels with an aggregate of 545 rooms, and a 0.21% ownership interest in a joint venture that owned one hotel with 123 rooms for which substantially all of the profit or loss generated by the joint venture is allocated to the Company. As of June 30, 2006, the Company also had $59.7 million in loan receivables from owners of several hotels. The Company does not hold an ownership interest in any of the hotels for which it has provided financing.
The Company has elected to be taxed as a REIT. The Company believes that it qualifies for taxation as a REIT, and with certain exceptions, the Company will not be subject to tax at the corporate level on its taxable income that is distributed to the shareholders of the Company. A REIT is subject to a number of organizational and operational requirements, including a requirement that it currently distribute at least 90% of its annual taxable income. Failure to qualify as a REIT would render the Company subject to federal income tax (including any applicable minimum tax) on its taxable income at regular corporate rates and distributions to the shareholders in any such year will not be deductible by the Company.
A REIT is permitted to lease hotels to wholly owned taxable REIT subsidiaries of the REIT (“TRS Lessees”). The Company has formed two taxable REIT subsidiaries, Barclay Hospitality Services Inc. (“Barclay Hospitality”) and Barclay Holding, Inc. (“Barclay Holding”) (collectively, “Barclay”). As of June 30, 2006, 44 of the Company’s 45 wholly owned hotels were operated under leases with Barclay Hospitality. The remaining wholly owned hotel, the Hampton Inn & Suites Baltimore Inner Harbor in Maryland, was leased to an entity owned 0.1% by Barclay Holding. One joint venture hotel, the Chapel Hill Courtyard by Marriott, was leased to an entity owned 48.78% by Barclay Holding. A second joint venture hotel, the Ponte Vedra, FL Hampton Inn, was leased to an entity owned 49% by Barclay Holding. A third joint venture hotel, the Stanley Hotel in Estes Park, CO, was leased to an entity owned 60% by Barclay Holding. A fourth joint venture hotel, the West Des Moines, IA Fairfield Inn & Suites, was leased to an entity owned 13.05% by Barclay Holding. A fifth joint venture hotel, the Kansas City, MO Courtyard by Marriott, was leased directly to Barclay Holding. The remaining three joint venture hotels, the Houston, TX SpringHill Suites, the Shelton, CT Courtyard by Marriott and the West Des Moines SpringHill Suites by Marriott did not operate under leases as of June 30, 2006.
To qualify as a REIT, the Company cannot operate hotels. The Company’s taxable REIT subsidiaries engage hotel management companies to operate the hotels under management contracts. The Company’s third-party managers under management agreements have direct control of the daily operations of our hotels. As of June 30, 2006, Alliance Hospitality Management, LLC managed 40 of the Company’s 53 hotels, Marriott International managed six, Concord Hospitality Enterprises Company managed three hotels, and Promus Hotels, Inc., an affiliate of Hilton Hotels Corporation, New Castle Hotels, LLC, Noble Investment Group, Ltd. and GHG-Stanley Management, LLC each managed one hotel. Marriott reports the operating results for the hotels it manages on a fiscal year consisting of

WINSTON HOTELS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands, except per share amounts)
thirteen four-week periods. Therefore, for the six Marriott-managed hotels, the Company’s fiscal year will reflect twelve weeks of operations for each of the first three quarters of the year and sixteen weeks for the fourth quarter of the year.
2. BASIS OF PRESENTATION AND ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited consolidated financial statements reflect, in the opinion of management, all adjustments necessary for a fair statement of the results for the interim periods presented. All such adjustments are of a normal and recurring nature. Due to the seasonality of the hotel business, the information for the three and six months ended June 30, 2006 and 2005 is not necessarily indicative of the results for a full year. This Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. The year-end Consolidated Balance Sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”).
Principles of Consolidation
The consolidated financial statements are prepared in accordance with GAAP. The consolidated financial statements include the accounts of Winston Hotels, Inc., the Partnership, the Partnership’s wholly owned subsidiaries, and joint ventures which were consolidated in accordance with the provision of Financial Accounting Standards Board (“FASB”) Interpretation No. 46 (revised December 2003) “Consolidation of Variable Interest Entities” (“FIN 46R”). All inter-company balances and transactions have been eliminated.
Accounting for Long-Lived Assets
Investment in Hotel Properties. Hotel properties are recorded at cost and are depreciated using the straight-line method over estimated useful lives of the assets of between 5 and 10 years for furniture, fixtures and equipment, and between 30 and 40 years for buildings and improvements. Upon disposition, both the assets and accumulated depreciation accounts are relieved and the related gain or loss is credited or charged to the income statement. The Company expenses repairs and maintenance costs of the hotels as they are incurred. During the six months ended June 30, 2006 and 2005, the Company capitalized interest of $935 and $109, respectively, related to hotels under development or major renovation.
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

WINSTON HOTELS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands, except per share amounts)
Asbestos and Other. During the three and six months ended June 30, 2006, the Company discovered asbestos in one additional hotel property and recorded depreciation and interest expense totaling $270, which would have previously been recorded as a cumulative effect of a change in accounting principle during the three months and year ended December 31, 2005 had the Company been aware of the asbestos at that time. In addition, the Company recorded additional depreciation expense of $139 in the three and six months ended June 30, 2006 related to the five hotels that were acquired in October of 2005, which would have been more appropriate to record during the three months and year ended December 31, 2005. The Company believes that the effects of these adjustments are immaterial to the current and prior periods.
Franchise Agreements
As of June 30, 2006, 52 of the Company’s 53 hotels were operated under franchise licenses. The franchise agreements provide for termination at the franchisor’s option upon the occurrence of certain events, including the Company’s failure to pay royalties and fees or perform its other covenants under the franchise agreement, bankruptcy, abandonment of the franchise, commission of a felony, assignment of the franchise without the consent of the franchisor, or failure to comply with applicable law or maintain applicable standards in the operation and condition of the relevant hotel. The franchise agreements will not renew automatically upon expiration. The 52 hotels’ franchise licenses, including seven joint venture hotels, will expire as follows:

Year of Expiration	Number of Hotels
2007	1
2008	2
2009	3
2010	1
2011	2
2012	2
2013	6
2014	1
2015	1
2016	2
2017	10
2018	5
2019	6
2020	1
2022	3
2023	1
2024	3
2025	1
2026	1
The Company received written notification from a franchisor that the franchise license agreements for two of its hotels, which expire in January 2008 and March 2009, will not be renewed. The Company may decide to change the brand of the hotels prior to the expiration date. The expiration of these licenses in 2008 and 2009 is not expected to have a material impact on the Company’s results of operations in the future. There can be no assurance that other licenses will be renewed upon the expiration thereof. Such future non-renewals could have a material adverse effect on the Company.
The Company’s franchisors periodically inspect the Company’s hotels to ensure that they meet certain brand standards primarily pertaining to the condition of the property and its guest service scores. As of June 30, 2006, the Company was in default at four hotels for product improvement issues and low guest service scores. The Company is currently in the process of curing these deficiencies to comply with the respective franchisor’s standards, and although the Company expects to cure these defaults and obtain an acceptable rating for each of these hotels, it can provide no assurance that an acceptable rating will be received for these hotels. The failure by the Company to cure defaults at multiple properties and the potential subsequent terminations of franchise agreements by its franchisors related to these defaults could have a material adverse effect on the Company’s financial statements and/or results of operations.
Recently Issued Accounting Standards
Refer to Note 10 for information regarding the Company’s implementation of a new stock-based compensation standard.

WINSTON HOTELS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands, except per share amounts)
In July, 2006 the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FAS No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in income taxes. Currently, the accounting for uncertainty in income taxes is subject to significant and varied interpretations that have resulted in diverse and inconsistent accounting practices and measurements. To address such diversity, FIN 48 prescribes a consistent recognition threshold and measurement attribute, as well as clear criteria for subsequently recognizing, derecognizing and measuring changes in such tax positions for financial statement purposes. The Interpretation also requires expanded disclosure with respect to the uncertainty in income taxes. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is evaluating what impact FIN 48 will have on its financial statements and results of operations.
3. MINORITY INTEREST IN PARTNERSHIP
Certain hotel properties have been acquired, in part, by the Partnership, through the issuance of units of limited partnership interest in the Partnership to third parties. This equity interest in the Partnership held by these limited partners represents the Company’s minority interest. The Company’s minority interest is: (i) increased or decreased by its pro-rata share of the net income or net loss, respectively, of the Partnership; (ii) decreased by distributions; (iii) decreased by redemption of limited partnership units for cash or the Company’s common stock; and (iv) adjusted to equal the net equity of the Partnership multiplied by the limited partners’ ownership percentage immediately after each issuance of units and/or common stock of the Company through an adjustment to additional paid-in capital. Income (loss) is allocated to minority interest based on the weighted average percentage ownership throughout the period.
The Company is the general partner of, and owns a 95.38% ownership interest in, the Partnership. The remaining 4.62% interest in the Partnership is owned by Hubbard Realty of Winston-Salem, Inc. (0.23%), Cary Suites, Inc. (3.62%), WJS – Perimeter, Inc. (0.39%), and Charles M. Winston (0.38%). Hubbard Realty of Winston-Salem, Inc. is owned by parties unrelated to the Company. Mr. Robert W. Winston, III Chief Executive Officer of the Company, is the sole officer and director of Cary Suites. Cary Suites is a corporation owned 29.1% by Mr. Robert Winston, 20.8% by his wife, 15.75% by each of his parents, 17.9% by trusts for the benefit of his children, and 0.7% by his sister. Mr. Robert Winston’s father is Mr. Charles M. Winston, Chairman of the Company’s Board of Directors (“the Board”). Mr. Charles Winston serves as a director and owns a 33.33% ownership interest in WJS – Perimeter, Inc. The remaining 66.67% ownership interest in WJS – Perimeter, Inc. is owned by parties unrelated to the Company. Minority interest in the Partnership as of June 30, 2006 and December 31, 2005 was $6,330 and $6,337, respectively.
4. CONCENTRATION RISK
The Company’s investments are all concentrated within the hotel industry. The Company’s current investment strategy is to acquire or develop premium-limited service, mid-scale, upscale and, in certain cases, full-service hotels either directly or through joint ventures, and to originate and acquire mortgage loans and other instruments such as mezzanine loans to hotel owners and operators. At present, all of the Company’s owned hotels or hotels with respect to which the Company has provided financing are located within the United States. Accordingly, adverse conditions in the hotel industry will have a material adverse effect on the Company’s operating and investment revenues and cash available for distribution to shareholders.
At June 30, 2006, 29 out of the Company’s 53 hotels were located in the seven eastern seaboard states ranging from Maryland to Florida, including 14 hotels located in North Carolina. Adverse events in these areas, such as economic recessions, hurricanes or other natural disasters, could cause a loss of revenues from these hotels, which could have a greater adverse effect on the Company as a result of its concentration of assets in this area. The Company’s geographic concentration also exposes it to risks of oversupply and competition in its principal markets.
In addition, the Company expects to originate or acquire additional hotel loans that are not typically secured by a first mortgage. These types of loans involve a higher degree of risk than long-term senior mortgage lending collateralized by income-producing real property due to a variety of factors, including the loan being entirely unsecured or, if

WINSTON HOTELS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands, except per share amounts)
collateralized, becoming unsecured as a result of foreclosure by the senior lender. The Company may not recover some or all of its investment in these loans. In addition, these loans may have higher loan-to-value ratios than conventional mortgage loans resulting in less equity in the property and increasing the risk of loss of principal.
5. DISCONTINUED OPERATIONS
As of June 30, 2006, the Company has entered into contracts to sell the West Springfield, MA Hampton Inn and the Alpharetta, GA Homewood Suites. In accordance with the provisions of SFAS 144, these hotels are classified as “assets held for sale” on the Company’s Consolidated Balance Sheet as of June 30, 2006 and are included in discontinued operations on the Company’s Consolidated Statements of Operations for the three and six months ended June 30, 2006 and 2005. In July 2006, the Company sold the West Springfield, MA Hampton Inn for net proceeds of $9.5 million, resulting in a net gain of $3.9 million. In June 2006, the Company sold the Boone, NC Hampton Inn for net proceeds of $4.9 million, resulting in a net gain of $2.2 million. In April 2006, the Company sold the Wilmington, NC Comfort Inn for net proceeds of $5.7 million, resulting in a net gain of $1.0 million. The Company sold the Southlake, GA Hampton Inn in March 2006 for net proceeds of $8.5 million, resulting in a net gain of $4.4 million.
In accordance with SFAS 144, the Company recorded a $12.4 million (net of allocation to minority interest) non-cash impairment charge in the third quarter of 2005 relating to two hotels. On November 4, 2005, the Company’s Board adopted a formal plan to sell the two hotels. During the three months ended June 30, 2006, the Company sold one of these hotels, the Dallas, TX Holiday Inn Select, for net proceeds of $4.3 million and recognized a net gain of $0.5 million. The Company continues to market the remaining hotel for sale. Should the Company complete a sale of the remaining hotel, there can be no assurance that the net proceeds from sale will equal the Company’s carrying value, in which case an additional impairment charge may be necessary at that time.
The Company sold the Hilton Head, SC Hampton Inn in May 2005 for $4.4 million in cash, net of closing costs and in the second quarter of 2005 recorded a gain of $470 thereto. The Company sold two hotels during January 2005. The Chester, VA Comfort Inn was sold for $5.2 million in cash, net of closing costs. The Greenville, SC Comfort Inn was sold for $1.9 million, net of closing costs, of which the Company received approximately $0.5 million in cash proceeds and a note receivable for approximately $1.4 million. The Company recorded a loss of $33 related to the sale of the Chester Comfort Inn, and a loss of $57 related to the sale of the Greenville Comfort Inn.
The operating results for these hotels are included in discontinued operations in the statements of operations until their sale date. The Company has elected not to allocate interest expense to the results of the discontinued operations in accordance with SFAS 144. Including additional hotels in discontinued operations during 2006 resulted in certain reclassifications to the financial statement amounts for the three and six months ended June 30, 2006. Condensed financial information of the results of operations for the hotels included in discontinued operations is as follows:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Total revenue	$3,918	$5,356	$8,569	$10,272
Total expenses	3,312	4,858	7,568	9,761

Income from hotel operations	606	498	1,001	511
Allocation to minority interest in Partnership — income from discontinued operations	(27)	(18)	(51)	(24)
Gain on sale of discontinued operations	3,648	471	8,103	381
Allocation to minority interest in Partnership — gain on sale of discontinued operations	(169)	(22)	(375)	(17)
Income tax (expense) benefit	20	(88)	152	23

Income from discontinued operations	$4,078	$841	$8,830	$874

WINSTON HOTELS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands, except per share amounts)
6. SUMMARIZED FINANCIAL STATEMENT INFORMATION FOR JOINT VENTURES
As of June 30, 2006, the Company had invested in eight operating hotels and two hotels under development through joint ventures. The Company consolidates all voting interest entities in which it owns a controlling voting interest and all variable interest entities for which it is the primary beneficiary in accordance with FIN 46R. As a result, the Company consolidated the balance sheets and the results of operations for five of the hotels it has invested in through joint ventures, including one of the hotels which was under development. The Company’s investment in five joint venture hotels is not consolidated and instead is accounted for under the equity method.
Consolidated Joint Ventures
Hotel Under Development
During 2005, the Company formed a joint venture, Gateway Hotel Associates, LLC, with DeHoff Development Company to build a 121-room Hilton Garden Inn at Gateway Corporate Park, adjacent to the Akron-Canton Airport in Green, OH, for an estimated cost of $12.3 million. The total investment in the joint venture is expected to be approximately $4.4 million. The Company’s total contributions are expected to be $0.9 million in exchange for common equity in the joint venture, and another $2.2 million in exchange for preferred equity in the joint venture, while DeHoff’s contributions are expected to be $1.3 million in exchange for common equity in the joint venture. The joint venture expects to fund the remainder of the development costs with borrowings under a mortgage loan (See Note 12). Construction of the hotel began in September 2005 with an anticipated late fall 2006 opening. In December 2005, the joint venture entered into a $7.9 million construction-to-permanent first mortgage loan (See Note 12). Pursuant to FIN 46R, this joint venture is considered to be a VIE and the Company is considered to be the primary beneficiary. Therefore, the results of operations and the balance sheet of this joint venture are consolidated in the Company’s consolidated financial statements pursuant to FIN 46R and all inter-company accounts are eliminated.
Operating Hotels
During 2004, the Company formed a joint venture, Winston Kansas City, LP, with U.S. Bancorp Community Development Corporation (“US Banc”) to acquire a historic residential building in Kansas City, MO. The property, which underwent extensive renovations to be converted into a 123-room Courtyard by Marriott hotel, opened on April 20, 2006. The joint venture is funding a portion of the development costs with borrowings under a mortgage loan (See Note 12). The Company currently owns a 0.21% interest in Winston Kansas City, LP, which owns the hotel, and a 100% interest in Barclay Holding, which leases the hotel from Winston Kansas City, LP. Excluding a 2% priority payment return on US Banc’s investment, substantially all of the profit or loss generated by the joint venture is allocated to the Company. The Company receives the majority of the operating results of the joint venture and is therefore the primary beneficiary of this joint venture. Therefore, the results of operations and the balance sheet of this joint venture are consolidated in the Company’s consolidated financial statements pursuant to FIN 46R and all inter-company accounts are eliminated.
During 2005, the Company entered into a new joint venture, Stanley Associates, with Stanley Holdings, LLC to acquire the Stanley Hotel in Estes Park, CO. The joint venture acquired the Stanley Hotel on August 5, 2005 and simultaneously closed on a $13.0 million first mortgage loan to finance the acquisition (See Note 12). The Company currently owns a 60% interest in both Stanley Associates, which owns the hotel, and New Stanley Associates Lessee, LLC (“Stanley Lessee”), which leases the hotel from Stanley Associates. The results of operations and the balance sheet of these joint ventures are consolidated in the Company’s consolidated financial statements pursuant to FIN 46R and all inter-company accounts are eliminated.
During 2005, the Company entered into a joint venture, 131 East Redwood, LLC, with Redwood Center, LLC and Chevron TCI, Inc. The Company currently owns a 0.1% interest in the joint venture. The joint venture leases the Hampton Inn & Suites Baltimore Inner Harbor in Maryland from the Company. Excluding a priority payment and administrative fee totaling $120 per year payable to Chevron, TCI, Inc., the Company receives nearly all of the

WINSTON HOTELS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands, except per share amounts)
remaining net operating results from the operations of the hotel, and is therefore the primary beneficiary of this joint venture. Therefore, the results of operations and the balance sheet of this joint venture are consolidated in the Company’s consolidated financial statements pursuant to FIN 46R and all inter-company accounts are eliminated.
During 2000, the Company entered into a joint venture, Marsh Landing Hotel Associates, LLC (“Marsh Landing Hotel Associates”), with Marsh Landing Investments, LLC to develop and own hotel properties. The Company currently owns a 49% interest in both Marsh Landing Hotel Associates, which owns the Ponte Vedra, Florida Hampton Inn, and Marsh Landing Lessee Company, LLC (“Marsh Landing Lessee”), which leases the hotel from Marsh Landing Hotel Associates. Marsh Landing Investments, LLC owns a 51% interest in each of Marsh Landing Hotel Associates and Marsh Landing Lessee. Marsh Landing Investments, LLC is owned by Mr. Charles M. Winston, Chairman of the Board, and his brother Mr. James H. Winston, a former member of the Board. Pursuant to FIN 46R, these joint ventures were considered to be VIE’s and the Company was considered to be the primary beneficiary. Therefore, the results of operations and the balance sheet of these joint ventures are consolidated in the Company’s consolidated financial statements pursuant to FIN 46R and all inter-company accounts are eliminated.
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

WINSTON HOTELS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands, except per share amounts)
The following tables set forth a summary of the balance sheets as of June 30, 2006 and December 31, 2005 and the statements of operations for the three and six months ended June 30, 2006 and 2005 for the consolidated joint ventures:

	June 30,	December 31,
	2006	2005
Gateway Hotel Associates, LLC
Assets	$6,157	$2,336
Liabilities	2,074	36

Equity	$4,083	$2,300

Winston Kansas City, LP
Assets	$25,707	$16,984
Liabilities	14,520	1,887

Equity	$11,187	$15,097

Stanley Associates
Assets	$18,119	$18,192
Liabilities	12,885	13,059

Equity	$5,234	$5,133

Stanley Lessee
Assets	$496	$789
Liabilities	816	650

Equity (deficit)	$(320)	$139

131 East Redwood, LLC
Assets	$1,653	$1,372
Liabilities	662	428

Equity	$991	$944

Marsh Landing Hotel Associates
Assets	$6,778	$6,532
Liabilities	4,828	4,782

Equity	$1,950	$1,750

Marsh Landing Lessee
Assets	$267	$48
Liabilities	199	43

Equity	$68	$5

Chapel Hill Hotel Associates
Assets	$13,238	$13,431
Liabilities	10,465	10,712

Equity	$2,773	$2,719

Chapel Hill Lessee
Assets	$495	$151
Liabilities	245	68

Equity	$250	$83

WINSTON HOTELS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Gateway Hotel Associates, LLC
Revenue	$—	$—	$—	$—
Expense	7	—	7	—

Net loss	$(7)	$—	$(7)	$—

Winston Kansas City, LP
Revenue	$297	$—	$297	$—
Expense	581	—	621	—

Net loss	$(284)	$—	$(324)	$—

Stanley Associates
Revenue	$528	$—	$923	$—
Expense	408	—	821	—

Net income	$120	$—	$102	$—

Stanley Lessee
Revenue	$2,375	$—	$3,261	$—
Expense	2,228	—	3,719	—

Net income (loss)	$147	$—	$(458)	$—

131 East Redwood, LLC
Revenue	$1,561	$—	$2,629	$—
Expense	1,378	—	2,581	—

Net income	$183	$—	$48	$—

Marsh Landing Hotel Associates
Revenue	$384	$340	$741	$713
Expense	210	222	411	431

Net income	$174	$118	$330	$282

Marsh Landing Lessee
Revenue	$937	$812	$1,793	$1,696
Expense	897	799	1,729	1,609

Net income	$40	$13	$64	$87

Chapel Hill Hotel Associates
Revenue	$618	$550	$1,126	$977
Expense	494	488	974	909

Net income	$124	$62	$152	$68

Chapel Hill Lessee
Revenue	$1,485	$1,311	$2,682	$2,303
Expense	1,335	1,231	2,514	2,216

Net income	$150	$80	$168	$87

The table above includes the (income) loss allocation to minority interest in consolidated joint ventures of an aggregate of $353 and $219 for the three and six months ended June 30, 2006, respectively and $139 and $267 for the three and six months ended June 30, 2005, respectively. Minority interest in consolidated joint ventures as of June 30, 2006 and December 31, 2005 was $6,508 and $6,449, respectively.

WINSTON HOTELS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands, except per share amounts)
Unconsolidated Joint Ventures
Hotel Under Development
During 2006, the Company entered into a joint venture, Jacksonville Hotel Associates, LLC (“Jacksonville Associates”), with Skyline Hotel Investors, LLC (“Skyline”) to develop and own hotel properties. Jacksonville Associates plans to build a 120-room Courtyard by Marriott in Jacksonville, FL for approximately $14.6 million. The total equity investment in Jacksonville Associates is expected to be approximately $5.2 million. Jacksonville Associates expects to fund the remainder of the development costs with borrowings under a mortgage loan. Jacksonville Associates plans to break ground on the hotel in the third quarter of 2006. The Company will own a 48% interest in both Jacksonville Hotel Associates, which will own the 120-room Courtyard by Marriott, and Jacksonville Lessee Company, LLC (“Jacksonville Lessee”), which will lease the hotel from Jacksonville Associates. Skyline owns a 52% interest in each of Jacksonville Associates and Jacksonville Lessee. Pursuant to FIN 46R, these joint ventures were not considered to be VIE’s. Therefore, the results of operations and the balance sheet of these joint ventures are not consolidated in the Company’s consolidated financial statements, but instead are accounted for under the equity method of accounting. As of June 30, 2006, total assets and stockholders’ equity of Jacksonville Associates were each $1,932.
Operating Hotels
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
Under the terms of the operating agreement for each joint venture, the Company and its joint venture partner each must approve all major decisions, including refinancing or selling the respective hotels, making loans, changes in partners’ interests, entering into material contracts, purchasing or acquiring assets, and approving operating and capital expenditure budgets. The following tables set forth a summary of the balance sheet and statement of operations, including the Company’s share, related to the Charlesbank Venture as of June 30, 2006 and December 31, 2005 and for the three and six months ended June 30, 2006 and 2005:

WINSTON HOTELS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands, except per share amounts)

	June 30,	December 31,
	2006	2005

Gross fixed assets	$41,335	$40,791
Accumulated depreciation	(3,897)	(2,912)
Other assets	4,143	4,304

Total assets	41,581	42,183

Liabilities	4,831	4,053
Outstanding loans	25,745	25,954

Total liabilities	30,576	30,007

Equity	11,005	12,176

Company’s share of equity	1,661	1,644
Company’s additional basis	148	151

Investment in joint ventures	$1,809	$1,795

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005

Revenues	$4,270	$4,187	$8,117	$7,272
Hotel department expenses	(2,305)	(2,429)	(4,415)	(4,468)
Management fees	(142)	(200)	(286)	(342)
Undistributed and fixed expenses	(1,425)	(1,237)	(2,776)	(2,503)

Hotel net income (loss)	398	321	640	(41)

Charlesbank Venture’s 87% share of net income (loss)	346	279	557	(36)
Corporate charges	(56)	(61)	(108)	(136)

Charlesbank Venture net income (loss)	290	218	449	(172)
Winston’s 15% share of Charlesbank Venture net income (loss)	43	33	67	(26)
Amortization of investment true-up	(1)	(4)	(3)	(7)

Equity in income (loss) of unconsolidated joint ventures	$42	$29	$64	$(33)

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

WINSTON HOTELS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands, except per share amounts)

	June 30,	December 31,
Notes receivable as of	2006	2005

$1.1 million mezzanine loan collateralized by the ownership interest in the entity that owns the Hilton Garden Inn in Atlanta (Sugarloaf) GA; matures December 2006; interest rate of 30-day LIBOR plus 7.36%, with interest-only payments through maturity, with additional interest of 2% of gross monthly revenues until maturity of which 25% is paid currently and 75% is accrued, at maturity Company will receive greater of accrued interest or 15% of the appreciation in value of the hotel	$1,080	$1,080

$2.4 million mezzanine loan collateralized by the ownership interest in the entity that owns the Sheraton hotel in Atlantic Beach, NC; matures February 2009; interest rate of 60-day LIBOR (with a 2% floor) plus 9%, with interest-only payments through maturity, with additional interest of 2% of outstanding principal balance accruing monthly	2,400	2,400

$5.5 million mezzanine loan collateralized by the ownership interest in the entity that owns the Residence Inn by Marriott in St. Louis, MO; matures October 2009; interest rate of 30-day LIBOR plus 10.25%, with interest only for the first two years of operations and interest and principal payments thereafter based on a ten year amortization schedule, with additional interest of 3% of outstanding principal balance accruing monthly	5,500	5,500

$6.0 million mezzanine loan collateralized by the ownership interest in the entity that owns the LaPosada de Santa Fe Resort in Santa Fe, NM; matures December 2007; interest rate of 30-day LIBOR plus 9%, with interest only payments until maturity	6,000	6,000

$1.4 million first mortgage loan collateralized by the Comfort Inn in Greenville, SC; matures January 2010; interest rate of prime plus 1.5%, with fixed principal payments of $6 plus interest until maturity (See Note 5)	1,336	1,366

$3.4 million mezzanine loan collateralized by the ownership interest in the entity that owns the Hampton Inn & Suites in Albany NY; matures August 2011; interest rate of 30-day LIBOR plus 9.41%, with interest only payments until maturity, with additional interest of 4% accruing monthly until maturity	3,375	3,375

$2.8 million in B-notes purchased for $2.3 million; collateralized by second mortgages on the SpringHill Suites and TownePlace Suites in Boca Raton FL and the TownePlace Suites in Fort Lauderdale FL; matures September 2011; effective interest rate of 9.3% (and a yield to maturity of 11.7%), interest and principal payments based on a six and one-half year amortization schedule	2,333	2,329

$2.0 million participation in a $20 million senior bridge loan collateralized by a hotel/condo project in Miami FL; matures August 2007; interest rate of 11%, with interest only payments until maturity	2,000	2,000

$14.0 million from four mezzanine loans collateralized by senior participation interests in four loans to Walton Street Capital, which owns four Marriott Renaissance hotels; matures October 2008 with two one-year extensions; interest rate of 30-day LIBOR plus 4.5%, with interest only payments until maturity	14,000	14,000

$2.3 million B-note, of a $12 million total loan amount for a to-be-built 140-room Hilton Garden Inn in Columbia, SC; collateralized by a second mortgage on the hotel project; interest rate of 90-day LIBOR plus 6.1%; to be funded ratably over the projected construction period	1,377	—

WINSTON HOTELS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands, except per share amounts)

	June 30,	December 31,
Notes receivable as of	2006	2005

$1.7 million “B” note for a 122-room Hilton Garden Inn under construction in Tuscaloosa, TN; collateralized by a second mortgage on the hotel project, interest rate of 90-day LIBOR plus 7.63%; to be funded ratably over the projected construction period; thereafter, the spread over 90-day LIBOR reduces to 7.43% , in addition, the “B” note accrues interest of 3.29% per annum until maturity, which is five years from the date the property opens to the general public	—	—

$8.5 million five year first mortgage for a 101-room Hampton Inn & Suites under construction in Murfreesboro, TN; interest rate of 30-day LIBOR plus 3.60%, with another 1.0 % of the original principal balance accruing until the loan is paid in full; payments are interest only during construction of the hotel and the first 12 months of hotel operations and thereafter include principal payments based on a 25-year amortization period	—	—

$20.3 million “B” note as part of a $66 million senior note to fund the $91.5 million refinance and refurbishment of the Lady Luck casino and adjacent hotel; interest at a fixed rate of 12.63% for two years with two one-year extensions	20,308	—

Total notes receivable	$59,709	$38,050

Total interest receivable related to notes	$1,404	$1,116

At June 30, 2006 and December 31, 2005, 30-day LIBOR was 5.33% and 4.39%, respectively. At June 30, 2006 and December 31, 2005, 60-day LIBOR was 5.42% and 4.48%, respectively. At June 30, 2006 and December 31, 2005, 90-day LIBOR was 5.48% and 4.54%, respectively. At June 30, 2006 and December 31, 2005, the prime interest rate was 8.25% and 7.25%, respectively.
8. INCOME TAXES
The income tax expense for the three months ended June 30, 2006 included a federal income tax expense of $518 and a state income tax expense of $61. The income tax expense for the six months ended June 30, 2006 included a federal income tax expense of $682 and a state income tax expense of $80. The income tax expense for the three months ended June 30, 2005 consists of a federal income tax expense of $318 and a state income tax expense of $37. The income tax expense for the six months ended June 30, 2005 consists of a federal income tax expense of $136 and a state income tax expense of $16. These tax expenses were calculated using an effective tax rate of 38% applied to the net income (loss) of Barclay. The Company believes that Barclay will generate sufficient future taxable income to realize the net deferred tax asset.
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
The following is a reconciliation of the amounts used in calculating basic and fully diluted income (loss) per common share for the three and six months ended June 30, 2006 and 2005:

WINSTON HOTELS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,

	2006	2005	2006	2005

Income from continuing operations	$1,488	$4,935	$3,016	$7,880
Less: preferred stock distributions	(1,840)	(1,840)	(3,680)	(3,680)

Income (loss) from continuing operations available to common shareholders	$(352)	$3,095	$(664)	$4,200

Income from discontinued operations	$4,078	$841	$8,830	$874

Net income available to common shareholders	3,726	3,936	8,166	5,074
Plus: income from continuing operations allocated to minority interest	—	153	—	208
Plus: income from discontinued operations allocated to minority interest	—	40	—	41

Net income available to common shareholders assuming dilution	$3,726	$4,129	$8,166	$5,323

Weighted average number of common shares basic	26,479	26,298	26,449	26,290
Minority interest units with redemption rights	—	1,299	—	1,299
Stock options and unvested stock grants	—	14	—	18

Weighted average number of common shares assuming dilution	26,479	27,611	26,449	27,607

Earnings per share — basic and diluted
Income (loss) from continuing operations available to common shareholders	$(0.01)	$0.12	$(0.03)	$0.16
Income from discontinued operations	0.15	0.03	0.34	0.03

Net income available to common shareholders	$0.14	$0.15	$0.31	$0.19

The potential common shares (represented by minority interest, outstanding stock options and stock grants) for the three and six months ended June 30, 2006 totaled 1,370 and 1,405, respectively. For the three and six months ended June 30, 2006 there were 10,000 stock options, 375,190 and 320,345 unvested stock grants, respectively, and 1,298,480 minority interest units outstanding, which were antidilutive and are not included in the calculation of diluted income (loss) per share. During the first two quarters of each of 2006 and 2005, the Company declared quarterly cash dividends of $0.15 per common share and $0.50 per Series B preferred share.
10. STOCK INCENTIVE PLAN
The Winston Hotels, Inc. Stock Incentive Plan (the “Plan”) permits the grant of incentive or nonqualified stock options, stock appreciation rights, stock awards and performance shares to eligible participants. As of June 30, 2006 the Plan had 1,491,211 shares available for future issuance. Stock options and stock awards are granted upon approval of the Compensation Committee of the Board and generally are subject to vesting over a period of four years.
In December 2004, the FASB issued SFAS No. 123R, which revises SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“SFAS 123R”). The key requirement of SFAS 123R is that the cost of share-based awards to employees will be measured based on an award’s fair value at the grant date, with such cost to be amortized over the appropriate service period, net of estimated forfeitures. Previously, entities could elect to continue accounting for such awards at their grant date intrinsic value under APB Opinion No. 25, and the Company made that election. The intrinsic value method resulted in the Company recording no compensation expense for stock options granted to employees. The Company adopted SFAS 123R as of January 1, 2006 using the modified prospective method. The adoption of SFAS No. 123R did not have an impact on the Company’s income, earnings per share or presentation of cash flows for the three or six months

WINSTON HOTELS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands, except per share amounts)
ended June 30, 2006. The Company’s Consolidated Statement of Shareholder’ Equity and the equity section of the Company’s Consolidated Balance Sheet were impacted by the reclassification of unearned compensation required by SFAS No. 123R.
Options
No options have been granted since 2000 and all options granted prior to that date were vested by the year ended December 31, 2004. The exercise price of incentive stock options is generally the market price of the Company’s common stock on the date of grant. The following table summarizes information about the stock options outstanding at June 30, 2006:

Exercise Price	Options Outstanding	Options Exercisable	Remaining Contractual Life

$9.38	10,000	10,000	Expire on May 18, 2009

A summary of the status of stock options under the Plan as of June 30, 2006 and changes since December 31, 2005 are presented below:

		Weighted Average
	Shares	Exercise Price

Outstanding at December 31, 2005	100,000	$11.18
Forfeited	(90,000)	$11.38

Outstanding at June 30, 2006	10,000	$9.38

Options exercisable at June 30, 2006	10,000

Share Awards
The Plan allows the Company to grant shares of restricted common stock to executives and employees. Long-term incentives for executive compensation, which generally take the form of restricted stock awards, are provided primarily pursuant to the Plan, which is administered by the Compensation Committee. Awards of restricted stock under the Plan are based on comparisons to incentives offered among a peer group of REITs. The restricted shares generally vest 20% immediately and 20% on the anniversary of the grant date over each of the next four years. Compensation expense, which is based on the closing sale price for the Company’s common stock on the grant date, is recognized over the applicable vesting period, with corresponding increases in common stock and additional paid-in capital. As a result of the adoption of SFAS No. 123R, on a prospective basis, the Company will not show unearned restricted shares as a negative component of shareholders’ equity; rather, such amounts will be included in the determination of common stock and additional paid-in capital presented in the Consolidated Balance Sheets. A summary of the status of unearned restricted shares under the Plan as of June 30, 2006 and changes since December 31, 2005 are presented below:

	Number of	Weighted Average
	Shares	Grant-Date Fair Value
	(in thousands)	Per Share	Fair Value

Non-vested at December 31, 2005	136	$10.69	$1,454
Granted	292	$9.73	$2,840
Vested	(117)	$9.88	$(1,156)
Forfeited	—	$—	$—

Non-vested at June 30, 2006	311	$10.09	$3,138

The Company’s compensation costs under the stock-based compensation plan were $1,156 and $595 for the six months ended June 30, 2006 and 2005, respectively. Of these compensation costs, approximately $150 and $70 were capitalized for the six months ended June 30, 2006 and 2005, respectively, as investment in hotel properties in

WINSTON HOTELS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands, except per share amounts)
accordance with the provisions of FASB 67 “Accounting for Costs and Initial Rental Operations of Real Estate Projects”. At June 30, 2006, there was $3,138 of total unrecognized compensation cost related to nonvested stock-based compensation plan awards, which is expected to be recognized over a weighted-average period of approximately 2 years. Recipients of the awards of common stock have the option to defer ownership of, and tax obligations on the value of, the stock until a future date. In doing so, the Company retains ownership of the common stock for the benefit of the employee, and records treasury stock with an offsetting liability to the recipient, since the Company’s obligation can only be settled through the issuance of common stock. Both of these accounts offset each other within the Company’s shareholders’ equity. The total cost value of the shares deferred totaled $6.0 million and $3.2 million as of June 30, 2006 and December 31, 2005.
11. SEGMENT REPORTING
The Company presently operates in two business segments within the hotel lodging industry: Hotel Ownership and Hotel Financing. Hotel Ownership refers to owning hotels directly or through joint ventures and includes our and our joint ventures’ development activities. Hotel Financing refers to owning hotel-related loans through origination or acquisition. The Company does not allocate certain corporate-level accounts to its operating segments, including corporate general and administrative expenses, interest and other income unrelated to notes receivable and minority interest in the Partnership. Aside from the Company’s portfolio of notes receivable and related interest receivable, all assets of the Company relate to the Hotel Ownership segment. In addition, all capital expenditures incurred by the Company relate to the Hotel Ownership segment. Financial information related to the Company’s reportable segments for the three and six months ended June 30, 2006 and 2005 was as follows:
Three Months Ended June 30, 2006:

	Hotel	Hotel
	Ownership	Financing	Corporate	Consolidated
Operating revenues	$47,291	$—	$—	$47,291
Operating expenses	(29,344)	(1)	(2,497)	(31,842)
Depreciation and amortization	(5,822)	—	—	(5,822)
Extinguishment of debt	—	—	(3,961)	(3,961)
Interest and other income	—	1,825	195	2,020
Interest expense	(3,933)	(1,005)	—	(4,938)

Income (loss) before allocation to minority interest in Partnership, allocation to minority interest in consolidated joint ventures, income taxes, and equity in income of unconsolidated joint ventures	8,192	819	(6,263)	2,748
Loss allocation to minority interest in Partnership	—	—	16	16
Income allocation to minority interest in consolidated joint ventures	(353)	—	—	(353)
Income tax expense	(965)	—	—	(965)
Equity in income of unconsolidated joint ventures	42	—	—	42

Income (loss) from continuing operations	$6,916	$819	$(6,247)	$1,488

Income from discontinued operations				4,078

Net income				$5,566

Total assets	$546,627	$61,113	$—	$607,740

WINSTON HOTELS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands, except per share amounts)
Three Months Ended June 30, 2005:

	Hotel	Hotel
	Ownership	Financing	Corporate	Consolidated
Operating revenues	$35,451	$—	$—	$35,451
Operating expenses	(22,558)	(10)	(1,891)	(24,459)
Depreciation and amortization	(4,331)	—	—	(4,331)
Interest and other income	—	1,151	76	1,227
Interest expense	(2,021)	(402)	—	(2,423)

Income (loss) before allocation to minority interest in Partnership, allocation to minority interest in consolidated joint ventures, income taxes, and equity in income of unconsolidated joint ventures	6,541	739	(1,815)	5,465
Income allocation to minority interest in Partnership	—	—	(153)	(153)
Income allocation to minority interest in consolidated joint ventures	(139)	—	—	(139)
Income tax expense	(267)	—	—	(267)
Equity in income of unconsolidated joint ventures	29	—	—	29

Income (loss) from continuing operations	$6,164	$739	$(1,968)	$4,935

Income from discontinued operations				841

Net income				$5,776

Total assets	$391,131	$33,332	$—	$424,463

Six Months Ended June 30, 2006:

	Hotel	Hotel
	Ownership	Financing	Corporate	Consolidated
Operating revenues	$86,630	$—	$—	$86,630
Operating expenses	(55,841)	(1)	(5,525)	(61,367)
Depreciation and amortization	(11,304)	—	—	(11,304)
Extinguishment of debt	—	—	(3,961)	(3,961)
Interest and other income	—	3,068	338	3,406
Interest expense	(7,724)	(1,626)	—	(9,350)

Income (loss) before allocation to minority interest in Partnership, allocation to minority interest in consolidated joint ventures, income taxes, and equity in income of unconsolidated joint ventures	11,761	1,441	(9,148)	4,054
Loss allocation to minority interest in Partnership	—	—	31	31
Income allocation to minority interest in consolidated joint ventures	(219)	—	—	(219)
Income tax expense	(914)	—	—	(914)
Equity in income of unconsolidated joint ventures	64	—	—	64

Income (loss) from continuing operations	$10,692	$1,441	$(9,117)	$3,016

Income from discontinued operations				8,830

Net income				$11,846

Total assets	$546,627	$61,113	$—	$607,740

WINSTON HOTELS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands, except per share amounts)
Six Months Ended June 30, 2005:

	Hotel	Hotel
	Ownership	Financing	Corporate	Consolidated
Operating revenues	$65,995	$—	$—	$65,995
Operating expenses	(42,963)	(11)	(3,879)	(46,853)
Depreciation and amortization	(8,495)	—	—	(8,495)
Interest and other income	—	2,614	133	2,747
Interest expense	(4,011)	(819)	—	(4,830)

Income (loss) before allocation to minority interest in Partnership, allocation to minority interest in consolidated joint ventures, income taxes, and equity in income of unconsolidated joint ventures	10,526	1,784	(3,746)	8,564
Income allocation to minority interest in Partnership	—	—	(208)	(208)
Income allocation to minority interest in consolidated joint ventures	(267)	—	—	(267)
Income tax expense	(176)	—	—	(176)
Equity in income of unconsolidated joint ventures	(33)	—	—	(33)

Income (loss) from continuing operations	$10,050	$1,784	$(3,954)	$7,880

Income from discontinued operations				874

Net income				$8,754

Total assets	$391,131	$33,332	$—	$424,463

12. CREDIT FACILITIES AND MORTGAGE DEBT
Credit Facilities
In April 2006, the Company’s wholly owned subsidiary, Winston Finance Partners LLC (“Winston Finance”), modified its $50 million master repurchase agreement with Marathon Structured Finance Fund, LP. The modified agreement reduced the interest rates from LIBOR plus 4.5% for loans funding the acquisition of existing hotels to LIBOR plus 2.75%, and from LIBOR plus 5.5% for loans funding the development or redevelopment of hotels to LIBOR plus 3.0%.
Mortgage Loans
In May 2006, the Company borrowed funds under the GE Line to pay off the outstanding balance of $11.3 million on the ten-year loan collateralized by the Evanston Hilton Garden Inn. A prepayment premium and write-off of related deferred expenses of $228 are included in “extinguishment of debt” in the Consolidated Statements of Operations.
In May 2006, the Company entered into a new 10-year $176 million CMBS loan described below and used part of the proceeds to defease the remaining $61.3 million balance of the Company’s $71 million ten-year 7.375% fixed-rate debt secured by real property holdings. In order to accomplish this, the Company purchased $64.5 million of US Government treasury securities (“the Treasury Securities”) sufficient to make the monthly debt service payments and the principal payment due under the loan agreement. The Treasury Securities were then substituted for the real property holdings that originally served as collateral for the loan. As part of the defeasance, the Treasury Securities and the debt were transferred to a Special Purpose Entity (“SPE”), which became “liable” for all obligations under the original debt. As such, this debt will not be reflected on the Company’s balance sheet in the future. The difference between the amount of securities purchased and the debt paid down, which totaled $3.2 million, was recorded as an “extinguishment of debt” in the Consolidated Statements of Operations, which also includes $0.5 million of write-off of related deferred expenses.

WINSTON HOTELS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands, except per share amounts)
The transfer of the Treasury Securities to the SPE did not meet all of the requirements under SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” for de-recognition of the securities. Therefore, the transfer of the securities has been recorded as a secured borrowing and the outstanding obligation has been adjusted to reflect the fair value of the obligation related to the pass through of the cash flows to be generated from the investments. Consequently the securities, and a liability to the trust that holds the securities, will continue to be shown on the Consolidated Balance Sheet as of June 30, 2006. In the third quarter of 2006, the Company expects to remove any form of continuing involvement; thereby removing both the securities and the related debt. At June 30, 2006, the Company’s mortgage loans consisted of the following:

	June 30,	December 31,
	2006	2005

Ten-year loan with GECC collateralized by 14 hotels, matures December 1, 2008, with a 25-year amortization period, at a fixed interest rate of 7.375%, with interest and principal payments, defeased May 2006 (see above)	$—	$61,957

Sixteen ten-year CMBS loans collateralized by 16 hotels, at a fixed interest rate of 5.94%, interest only for four years and thereafter require total monthly interest and principal payments on a 30-year amortization period	176,000	—

Ten-year loan with GECC collateralized by the Ponte Vedra Hampton Inn, matures February 1, 2011, with a 10-year amortization period, at a variable interest rate of 30-day LIBOR plus 3%, with interest and principal payments	4,706	4,751

Ten-year loan with GECC collateralized by the Evanston Hilton Garden Inn, matures August 1, 2011, with a 10-year amortization period, at a variable interest rate of 30-day LIBOR plus 3%, with interest and principal payments, paid off May 2006 (see above)	—	11,344

Construction loan converted to permanent loan on March 8, 2005, collateralized by the Chapel Hill Courtyard by Marriott Hotel, matures March 8, 2010, with a 20-year amortization period, at a variable interest rate of 30-day LIBOR plus 3.8% converted to a fixed interest rate of 7.51% on March 8, 2005, with interest and principal payments	8,802	8,907

Five-year loan collateralized by the Stanley Hotel, matures August 11, 2010, with a 10-year amortization period, at a fixed interest rate of 6.19%, with interest and principal payments	12,804	12,915

Five-year construction-to-permanent first mortgage loan for $10.9 million, collateralized by the Courtyard by Marriott Hotel constructed in Kansas City, MO, at a variable interest rate of 90-day LIBOR plus 3.5%, interest added to principal during construction, principal and interest payments starting two months after the final disbursement, based on a 20-year amortization period	7,598	—

Five-year construction-to-permanent first mortgage loan for $12.7 million, collateralized by the Homewood suites to be constructed in Princeton, NJ, at a variable interest rate of 90-day LIBOR plus 2.6%, interest added to principal during construction, principal and interest payments starting two months after the final disbursement, based on a 25-year amortization period	3,002	—

Five-year construction-to-permanent first mortgage loan for $7.9 million, collateralized by the Hilton Garden Inn to be constructed in Akron, OH, at a variable interest rate of 90-day LIBOR plus 3.0%, interest added to principal during construction, principal and interest payments starting two months after the final disbursement, based on a 20-year amortization schedule	1,175	—

Five-year recourse construction-to-permanent first mortgage loan for $9 million, collateralized by the Hilton Garden Inn to be constructed in Wilmington NC, at a variable interest rate of 30-day LIBOR plus 1.8%, interest added to principal during construction, principal and interest payments starting on May 1, 2008, matures April 1, 2011	—	—

Total	$214,087	$99,874

WINSTON HOTELS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands, except per share amounts)
At June 30, 2006 and December 31, 2005, 30-day LIBOR was 5.33% and 4.39%, respectively. At June 30, 2006 and December 31, 2005, 60-day LIBOR was 5.42% and 4.48%, respectively. At June 30, 2006 and December 31, 2005, 90-day LIBOR was 5.48% and 4.54%, respectively.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations ($in thousands except room revenue statistics)
The following Management’s Discussion and Analysis contains forward-looking statements that involve estimates, projections, goals, forecasts, assumptions, risks and uncertainties that could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. Please review PART I, Item 1A-“Risk Factors” of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 and “SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS” for a discussion of the factors that may impact any such forward-looking statements made herein. Management’s Discussion and Analysis should be read in conjunction with the Consolidated Financial Statements and the accompanying notes thereto.
OVERVIEW
Winston Hotels, Inc. (the “Company,” “we,” “our,” or “us”), headquartered in Raleigh, North Carolina, owns and develops hotel properties directly and through joint ventures, originates and acquires hotel loans, and provides hotel development and asset management services to third parties. The Company operates so as to qualify as a real estate investment trust (“REIT”) for federal income tax purposes. The Company operates in two business segments within the lodging industry: Hotel Ownership and Hotel Financing. The Hotel Ownership segment and Hotel Financing segment revenues for the three months ended June 30, 2006, were $47.3 million and $1.8 million, respectively. The Hotel Ownership segment and Hotel Financing segment revenues for the six months ended June 30, 2006, were $86.6 million and $3.1 million, respectively. The Hotel Ownership segment and Hotel Financing segment assets as of June 30, 2006, were $546.6 million and $61.1 million, respectively.
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
RevPAR is a commonly used measure within the hotel industry to evaluate hotel operations. RevPAR is determined by multiplying the average daily rate (“ADR”) (which is the actual daily revenue at a hotel divided by the total number of rooms sold) by occupancy percentage for any given period. RevPAR does not include food and beverage or other ancillary revenues, such as parking, telephone, or other guest services generated by the property. Over the past two years, strong economic growth in the United States economy combined with improved business demand led to RevPAR growth throughout the lodging industry. Excluding discontinued operations, the Company’s RevPAR for the three months ended June 30, 2006 increased to $76.14, or 11.4%, from $68.33 for the three months ended June 30, 2005 due primarily to improving market conditions. Excluding discontinued operations, the Company’s RevPAR for the six months ended June 30, 2006 increased to $71.06, or 10.5%, from $64.28 for the six months ended June 30, 2005. The Company has significant fixed costs associated with owning and operating hotels, which do not necessarily decrease when market factors cause a reduction in revenue for the property. As a result, changes in RevPAR can result in a greater percentage change in the Company’s earnings and cash flows.
Gross operating profit margin is defined as hotel revenues minus hotel operating costs before property taxes, insurance and management fees, divided by hotel revenues. Excluding discontinued operations, gross operating profit margins for the three and six months ended June 30, 2006 increased to 46.1% and 43.9%, respectively, from 44.8% and 43.3 % for the same periods in the previous year, primarily due to improvements in labor costs, maintenance and general repairs expenses, room operating supplies/expenses and a number of recently implemented energy-saving measures. These costs were partially offset by significant pressure from hotels that were negatively impacted by renovations, rising fuel prices, franchise fees and higher guest frequency program costs.

Excluding discontinued operations and the operating results of the eight hotels acquired in 2005 and one hotel opened in April 2006, for the three months ended June 30, 2006 and 2005 (i) RevPAR increased 11.5% to $76.17 from $68.33; and (ii) operating margins increased 130 basis points to 46.1% from 44.8%. Excluding operating results of the eight hotels acquired in 2005 and one hotel opened in April 2006, for the six months ended June 30, 2006 and 2005 (i) RevPAR increased 11.2% to $71.50 from $64.28; and (ii) operating margins increased 90 basis points to 44.2% from 43.3%.
Hotel Financing
The Company’s Hotel Financing segment generates interest income from hotel loans that it originates or acquires. As of June 30, 2006, the Company had thirteen loans outstanding, representing loans receivable totaling $59.7 million and related interest receivable totaling $1.4 million (See Note 7 to the Consolidated Financial Statements). The Company does not hold an ownership interest in any of the hotels for which it has provided financing. The Company plans to continue to expand its hotel lending business in the future. The Company’s hotel loan program is designed to provide loans to the hotel industry, primarily by either originating single loans, purchasing participations or subordinate pieces of loans originated by others or through the purchase of the first loss piece of collateralized mortgage backed securities (“CMBS”) transactions, which typically contain mortgage loans on multiple hotel properties. The first loss piece consists of mortgage loans collateralized by some of the respective underlying hotels but which are not included in the CMBS pool. However, the Company may also issue whole loans and then potentially sell the senior portion of the loan. The Company’s loan amount is typically 10% to 25% of the project’s all-in cost, ranging from approximately $1 million to approximately $20 million. The Company will primarily provide financing between 60% and 85% of the lesser of the project’s all-in cost or fair market value. Loans will typically be issued for hotels with between 100 and 450 rooms. We continue to seek additional prudent financing opportunities where the Company can capitalize on its hotel underwriting and development expertise. The Company expects to use a portion of the availability under its $215 million line of credit (the “GE Line”) with General Electric Capital Corporation (“GECC”), its $50 million repurchase agreement (the “Marathon Repurchase Agreement”) with Marathon Structured Finance Fund, LP (“Marathon”) and other financings to provide loans to the hotel industry.
Strategy and Forecasted Operating Conditions
Based on our primary business objectives and forecasted operating conditions, our key priorities or financial strategies include, among other things:
Improving Results at Our Hotels.
•	The Company seeks to direct our hotel managers to increase revenues and minimize operating costs. Forecasts for the lodging industry continue to be favorable and the Company believes the improving trends in the lodging industry create the opportunity for improvement in the operating results of its hotels for the remainder of 2006.
•	The Company also implements selective capital improvements designed to increase profitability consistent with franchisor standards and mandates. During the six months ended June 30, 2006, the Company spent approximately $7.2 million for capital improvements at its hotels. The Company expects total capital expenditures of approximately $6.8 million for improvements at its hotels during the remainder of 2006.
Improving Our Hotel Portfolio.
•	The Company is focused on acquiring hotels with a favorable current yield and an opportunity for appreciation. The Company primarily focuses on acquiring additional hotels, or ownership interests in hotels, with strong national franchise affiliations or hotel properties with the potential to obtain these franchise affiliations in the “premium limited service,” “full service,” “extended stay,” “mid-scale without food and beverage,” “upscale,” and “upper upscale” market segments.
•	The Company also has the in-house capability to develop hotels. In April 2006, the Company completed the conversion of a former historic residential building in Kansas City, MO into a 123-room Courtyard by Marriott hotel. The Company expects two more hotels, that are currently under development, to open in 2006 and another to open early in 2007. The Company also has entered into a joint venture that expects to begin construction during the third quarter of 2006, on a 120-room Courtyard by Marriott hotel in Jacksonville, Fla. and expects to develop a wholly owned 79-room Residence Inn hotel in Roanoke, Va. The Company was also designated a preferred developer for the new select-service aloft brand by Starwood Hotels and Resorts Worldwide, Inc. and is currently reviewing several potential development sites on which it can build and own aloft-branded hotels. The Company is continually looking to develop additional hotel properties.
•	The Company intends to sell older, underperforming hotels or hotels that the Company believes no longer meet the Company’s yield objectives and to invest the funds in selected hotel acquisitions, hotel developments and hotel loans. During the six months ended June 30, 2006 the Company sold the Dallas, TX Holiday Inn Select, the Boone, NC Hampton Inn, the Wilmington, NC Comfort Inn and the Southlake, GA Hampton Inn. The Company realized aggregate net proceeds on hotel sales during the six months ended June 30, 2006 of $23.3 million, resulting in an aggregate net gain of $8.1 million. In July 2006 the Company sold the West Springfield, MA Hampton Inn for net proceeds of $9.5 million, resulting in a net gain of $3.9 million.
Expanding Our Hotel Loan Program.
•	A key element of the Company’s strategy is originating or acquiring hotel loans. The Company has an active pipeline to originate or acquire additional hotel loans during 2006. During 2005, the Company announced a program with GE Commercial Franchise Finance (“GEFF”) to provide a highly streamlined, cost-effective loan program for hoteliers. In 2006, the Company closed on its first two loans in conjunction with this program and expects to loan a total of $4.0 million during the construction of the respective hotels, $1.4 million of which the Company had loaned as of June 30, 2006. In May 2006, the Company also provided a $20.3 million “B” note as part of a $66 million senior note. In June 2006, the Company closed on an $8.5 million construction-to-permanent loan to finance a 101-room Hampton Inn & Suites in Murfreesboro, TN that is estimated to cost $10.2 million.
The Company has active pipelines in each of its business segments and anticipates consummating accretive transactions during the remainder of 2006. However, timing of complex financings, acquisitions and development transactions is very difficult to predict with reasonable accuracy.
Results of Operations for the Three and Six Months Ended June 30, 2006 versus the Three and Six Months Ended June 30, 2005
HOTEL OWNERSHIP SEGMENT
Revenues
The following table illustrates key operating statistics of our portfolio:

	Three Months Ended June 30, (a)				Six Months Ended June 30, (a)
				2006 vs.				2006 vs.
			2006 vs.	2005			2006 vs.	2005
			2005	Percentage			2005	Percentage
	2006	2005	Change	Change	2006	2005	Change	Change

Hotel room revenues	$42,326	$32,120	$10,206	31.8%	$77,972	$60,104	$17,868	29.7%
RevPAR	$76.14	$68.33	$7.81	11.4%	$71.06	$64.28	$6.78	10.5%
Occupancy	74.7%	74.2%	0.5%	0.7%	72.1%	70.8%	1.3%	1.8%
Average daily rate (ADR)	$101.89	$92.10	$9.79	10.6%	$98.59	$90.74	$7.85	8.7%

(a)	Includes all owned or partially owned consolidated hotels, excluding discontinued operations as of June 30, 2006.

The following table illustrates key operating statistics of our portfolio, excluding the “New Hotels”:

	Three Months Ended June 30, (a)				Six Months Ended June 30, (a)
				2006 vs.				2006 vs.
			2006 vs.	2005			2006 vs.	2005
			2005	Percentage			2005	Percentage
	2006	2005	Change	Change	2006	2005	Change	Change

Hotel room revenues	$35,424	$32,120	$3,304	10.3%	$66,148	$60,104	$6,044	10.1%
RevPAR	$76.17	$68.33	$7.84	11.5%	$71.50	$64.28	$7.22	11.2%
Occupancy	76.1%	74.2%	1.9%	2.6%	73.1%	70.8%	2.3%	3.2%
Average daily rate (ADR)	$100.05	$92.10	$7.95	8.6%	$97.88	$90.74	$7.14	7.9%

(a)	Includes all owned or partially owned consolidated hotels, excluding discontinued operations as of June 30, 2006 and excluding the New Hotels (defined below).
Room – Room revenues were $42,326 and $77,792 for the three and six months ended June 30, 2006, which represents a $10,206 and a $17,868 increase, respectively, compared to the same period for the previous year. In April 2006, one of the joint ventures in which the Company has invested opened the 123-room Courtyard by Marriott in Kansas City, MO. In August 2005, another of the joint ventures in which the Company has invested, purchased the 138-room Stanley Hotel in Estes Park, Colorado. In September 2005, the Company acquired the 116-room Hampton Inn & Suites Baltimore Inner Harbor in Maryland. In October 2005, the Company acquired six hotels with an aggregate of 698 rooms, including five Towneplace Suites hotels and one Courtyard by Marriott hotel. These hotels are collectively referred to herein as the “New Hotels”. The room revenue generated by the New Hotels for the three and six months ended June 30, 2006 totaled $6,902 and $11,824, respectively.
The increase in room revenues for the three months ended June 30, 2006, excluding the New Hotels, was due in part to a RevPAR increase of 11.5% to $76.17 from $68.33; caused by (i) an occupancy rate increase of 2.6% to 76.1% from 74.2% and (ii) an ADR increase of 8.6%, to $100.05 from $92.10. The increase in room revenues for the six months ended June 30, 2006, excluding the New Hotels, was due in part to a RevPAR increase of 11.2% to $71.50 from $64.28; caused by (i) an occupancy rates increase of 3.2% to 73.1% from 70.8% and (ii) an ADR increase of 7.9%, to $97.88 from $90.74. During the three and six months ended June 30, 2006, strong economic growth combined with improved business demand contributed to the growth in RevPAR.
Food and Beverage – Food and beverage revenues were $3,459 and $6,012 for the three and six months ended June 30, 2006, which represents a $1,208 and a $1,940 increase, respectively, compared to the same period for the previous year. The increase was primarily generated by the addition of the New Hotels, which for the three and six months ended June 30, 2006 generated food and beverage revenues of $1,161 and $1,630, respectively. The remaining increase was driven by increased occupancy in our “mid-scale with food and beverage” and “upscale” hotels.
Other Operating Departments – Other operating departments’ revenues were $1,455 and $2,543 for the three and six months ended June 30, 2006, which represents a $438 and an $848 increase, respectively, compared to the same period for the previous year. The increase was primarily generated by the addition of the New Hotels, which for the three and six months ended June 30, 2006 generated other operating departments’ revenues of $432 and $634, respectively. The remaining increase was due primarily to increases in miscellaneous revenues, including movie and video sales and banquet revenues, offset by lower telephone revenue as cellular phone use continues to reduce the demand for this service.
Expenses
Rooms – Rooms expenses were $8,639 and $16,232 for the three and six months ended June 30, 2006, which represents a $1,724 and a $3,181 increase, respectively, compared to the same period for the previous year. The increase was primarily generated by the addition of the New Hotels, which for the three and six months ended June 30, 2006 generated room expenses of $1,563 and $2,759, respectively. The remaining increase in rooms expenses was due primarily to increases in labor costs and travel agent commissions. The increase in these costs was consistent with the increase in room revenue, excluding the impact of the New Hotels.

Food and Beverage – Food and beverage expenses were $2,431 and $4,529 for the three and six months ended June 30, 2006, which represents a $753 and a $1,354 increase, respectively, compared to the same period for the previous year. The increase was primarily generated by the addition of the New Hotels, which for the three and six months ended June 30, 2006 generated food and beverage expenses of $738 and $1,130, respectively. The remaining increase in food and beverage expenses was due primarily to increases in labor costs.
Other Operating Departments – Other operating department costs were $971 and $1,802 for the three and six months ended June 30, 2006, which represents a $342 and a $568 increase, respectively, compared to the same period for the previous year. The increase was primarily generated by the addition of the New Hotels, which for the three and six months ended June 30, 2006 generated other operating department costs of $227 and $408, respectively. The remaining increase was due primarily to increases in miscellaneous expenses, including movie and video rentals, gift shop expenses and banquet expenses.
Property Operating – Property operating costs were $8,553 and $16,848 for the three and six months ended June 30, 2006, which represents a $2,051 and a $4,153 increase, respectively, compared to the same period for the previous year. The increase was primarily generated by the addition of the New Hotels, which for the three and six months ended June 30, 2006 generated property operating costs of $1,488 and $2,806, respectively. The remaining increase was primarily due to increases in administrative and general expense for labor and credit card commissions, in sales and marketing expense for labor and frequent flyer discounts and in utility costs.
Real Estate Taxes and Property and Casualty Insurance – Real estate taxes and property casualty insurance costs were $2,008 and $3,823 for the three and six months ended June 30, 2006, which represents a $321 and a $532 increase, respectively, compared to the same period for the previous year. The increase was primarily generated by the addition of the New Hotels, which for the three and six months ended June 30, 2006 generated real estate taxes and property casualty insurance costs of $252 and $485, respectively. Excluding the impact of the New Hotels, costs were consistent with the prior year.
Franchise Costs – Franchise costs were $2,937 and $5,368 for the three and six months ended June 30, 2006, which represents a $619 and a $1,037 increase, respectively, compared to the same period for the previous year. The increase generated by the addition of the New Hotels, which for the three and six months ended June 30, 2006 generated franchise costs of $183 and $270, respectively. The remaining increase was primarily due to an increase in revenue and an increase in the franchise rate incurred for the Company’s Hilton Garden Inns.
Maintenance and Repair Costs – Maintenance and repair costs were $2,142 and $4,200 for the three and six months ended June 30, 2006, which represents a $429 and an $818 increase, respectively, compared to the same period for the previous year. The increase was primarily generated by the addition of the New Hotels, which for the three and six months ended June 30, 2006 generated maintenance and repair costs of $427 and $790, respectively. Excluding the impact of the New Hotels, costs were consistent with prior year.
Management Fees – Management fees were $1,663 and $3,039 for the three and six months ended June 30, 2006, which represents a $547 and a $1,235 increase, respectively, compared to the same period for the previous year. The increase was primarily generated by the addition of the New Hotels, which for the three and six months ended June 30, 2006 generated management fees of $462 and $818, respectively. The remaining increase was primarily due to higher room revenue and slightly higher management fees.
Depreciation and Amortization – Depreciation expenses were $5,306 and $10,297 for the three and six months ended June 30, 2006, which represents a $1,362 and a $2,437 increase, respectively, compared to the same period for the previous year. The increase was generated, in part, by the addition of the New Hotels, which for the three and six months ended June 30, 2006 generated depreciation expenses of $778 and $1,374, respectively. The remaining increase was due to additions outpacing the amount of assets exceeding their useful life. Amortization expenses were $516 and $1,007 for the three and six months ended June 30, 2006, which represents a $129 and a $372 increase, respectively, compared to the same period for the previous year. The increase was primarily due to amortization of additional deferred franchise fees and financing costs.

Interest Expense – Total interest expense was $4,938 and $9,350 for the three and six months ended June 30, 2006, which represents a $2,515 and a $4,520 increase, respectively, compared to the same period for the previous year. The weighted average outstanding debt balance for the Company’s lines of credit, Marathon Repurchase Agreement and fixed-rate mortgage loan with GECC, (collectively, the “Corporate Debt Facilities”) increased to $257,385 and $245,765 from $131,264 and $129,039 for the three and six months ended June 30, 2006 and 2005, respectively, while the weighted average interest rate for the Corporate Debt Facilities increased to 6.90% and 7.05% from 6.13% and 6.15% for the same periods. The increase in the weighted average outstanding debt balance for the Company’s Corporate Debt Facilities was primarily due to the Company’s 2005 hotel acquisitions, offset by the proceeds from the Company’s 2005 and 2006 hotel dispositions. The increase in the weighted average interest rate for the Company’s Corporate Debt Facilities was primarily due to the increase in 30-day LIBOR to 5.33% at June 30, 2006 from 3.34% at June 30, 2005. In addition to a greater outstanding debt balance and higher weighted average interest rate, increases in interest expense were also due to additional interest expense totaling $312 and $512 related to loans for the New Hotels. As noted below, a portion of this interest expense was allocated to the Hotel Financing segment (See “Hotel Financing Segment” below for further discussion of interest expense).
(Income) Loss Allocation to Minority Interest in Consolidated Joint Ventures – These amounts represent the minority equityholders’ share of net (income) loss of the consolidated joint ventures. (Income) loss allocation to minority interest was ($353) and ($219) for the three and six months ended June 30, 2006, which represents a $214 increase and a $48 decrease, respectively, compared to the same period for the previous year. The change was primarily generated by the increased income allocation to the existing joint venture partner offset by an allocation of losses related to the joint venture that owns the Stanley Hotel. The Stanley Hotel’s operating results are very seasonal, with the first quarter historically showing the weakest operating results.
Income Tax Expense – The income tax expense was primarily a result of the net income recorded by the Company’s taxable REIT subsidiaries, Barclay and Barclay Holding, during the respective periods.
Equity in Income (Loss) of Unconsolidated Joint Ventures – Equity in income (loss) of unconsolidated joint ventures was $42 and $64 for the three and six months ended June 30, 2006, which represents a $13 and a $97 increase, respectively, compared to the same period for the previous year.
HOTEL FINANCING SEGMENT
General and Administrative – General and administrative expenses were not allocated to the Hotel Financing segment, however, direct expenses were included in the segment results. Expenses for the three and six months ended June 30, 2006 were consistent with the same period in the previous year (See Note 11 to the Consolidated Financial Statements).
Interest and Other Income – Interest and other income was $1,825 and $3,068 for the three and six months ended June 30, 2006, which represents a $674 and a $454 increase, respectively, compared to the same period for the previous year. The increase was primarily due to additional loan interest income relating to new hotel loans that the Company provided or purchased in late 2005 and early 2006, offset by $258 in prepayment fees and interest related to the early payoff of the Cornhusker Square hotel loan in March 2005 (See “Liquidity and Capital Resources– Investing” and “General Corporate Income and Expense” below for further discussion of Interest and Other Income). See Notes 6 and 7 to the Consolidated Financial Statements for more information on the Company’s notes receivable.
Interest Expense – Total interest expense was allocated to the Hotel Financing segment based on the Company’s average note receivable balance and the average borrowing rate for the lines of credit and Marathon Repurchase Agreement. Interest expense was $1,005 and $1,626 for the three and six months ended June 30, 2006, which represents a $603 and an $807 increase, respectively, compared to the same period for the previous year. The increase was primarily due to the increase in the average outstanding note receivable balance to $49,286 and $43,831 from $31,922 and $32,509 for the three and six months ended June 30, 2006 and 2005, respectively, while the weighted average interest rate also increased to 7.59% and 7.34% from 5.06% and 5.02% for the same periods (See “Hotel Ownership Segment” above for further discussion of Interest Expense).

GENERAL CORPORATE INCOME AND EXPENSES
The following describes those income and expense items that were not specifically allocated to either of the Company’s reporting segments:
General and Administrative – General and administrative expenses were $2,497 and $5,525 for the three and six months ended June 30, 2006, which represents a $606 and a $1,646 increase, respectively, compared to the same period for the previous year. The increase included $279 of start-up cost primarily related to the opening of the 123-room Courtyard by Marriott in Kansas City, MO in April of 2006. The remaining increase was primarily attributable to an increase in payroll costs for additional personnel as well as increased salaries and restricted stock awards.
Extinguishment of Debt – Extinguishment of debt expenses of $3,961 for the three and six months ended June 30, 2006 related to the defeasance of the Company’s $71 million CMBS loan and the prepayment of the outstanding balance of $11.3 million on the ten-year loan collateralized by the Evanston Hilton Garden Inn (See Note 12 to the Consolidated Financial Statements).
Interest and Other Income – Interest and other income were $195 and $338 for the three and six months ended June 30, 2006, which represents a $119 and a $205 increase, respectively, compared to the same period for the previous year. The income consists primarily of rent paid pursuant to restaurant leases in the hotels and interest on bank deposits. The increase resulted primarily from higher cash balances and higher interest earned on bank deposits.
Income (Loss) Allocation to Minority Interest in Partnership – Income (loss) allocation to minority interest in the Partnership for the three and six months ended June 30, 2006 decreased versus the comparable periods of 2005. The change was consistent with the decrease in income from continuing operations available to common shareholders for the periods and a decrease in minority interest ownership percentage in the Partnership from 4.67% as of June 30, 2005 to 4.62% as of June 30, 2006.
Discontinued Operations – As of June 30, 2006, the Company had entered into contracts to sell the West Springfield, MA Hampton Inn and the Alpharetta, GA Homewood Suites. In accordance with the provisions of SFAS 144, these hotels are classified as “assets held for sale” on the Company’s Consolidated Balance Sheet as of June 30, 2006 and are included in discontinued operations. In July 2006, the Company sold the West Springfield, MA Hampton Inn for net proceeds of $9.5 million, resulting in a net gain of $3.9 million. In accordance with SFAS 144, the Company recorded a $12.4 million (net of allocation to minority interest) non-cash impairment charge in the third quarter of 2005 relating to two hotels. On November 4, 2005, the Company’s Board adopted a formal plan to sell two hotels. In June 2006, the Company sold one of these hotels, the Dallas, TX Holiday Inn Select. The Company continues to market the remaining hotel for sale. During the six months ended June 30, 2006, the Company also sold the Boone, NC Hampton Inn, the Wilmington, NC Comfort Inn and the Southlake, GA Hampton Inn. During the three months ended June 30, 2006, the Company realized aggregate net proceeds of $23.3 million and recognized an aggregate net gain of $8.1 million.
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
Operating
The Company finances its operations from operating cash flow, which is principally derived from the operations of its hotels. Cash flow provided by operating activities for the six months ended June 30, 2006 and 2005 was $23.3 million and $20.7 million, respectively.
Investing
Overview
The Company primarily invests in hotel properties either directly or through joint ventures. The Company also invests funds in and collects funds from its hotel loan program. The Company’s net cash used in investing activities for the six months ended June 30, 2006 and 2005 totaled $94.9 million and $3.9 million, respectively. Acquiring and developing hotels and originating and acquiring hotel loans are part of the Company’s growth strategies and the implementation of those strategies has resulted in the increase in investing activity.
Investment in hotel properties
Acquiring and developing hotels with a favorable current yield and an opportunity for appreciation is one of the Company’s growth strategies. Capital expenditures at the Company’s portfolio hotels for the year ended December 31, 2006, excluding development costs, are expected to be approximately $14 million. In 2005, the Company began construction on four hotels at an expected total cost of an aggregate of approximately $62 million. In April 2006, the Company opened one of these hotels, a former historic residential building in Kansas City, MO, as a 123-room Courtyard by Marriott hotel. The Company expects two more hotels under development to open in the fourth quarter of 2006, and another to open in the first quarter of 2007. The Company also expects to begin construction, during the third quarter, on a 79-room Residence Inn hotel in Roanoke, Va. The expected total capital expenditures for these development projects are approximately $35.1 million during the remainder of 2006 and 2007. The Company plans to fund these capital expenditures from operating cash flow, borrowings under mortgage loans and/or potential borrowings under the GE Line and these sources are expected to be adequate to fund such capital requirements.
During the six months ended June 30, 2006, the Company spent $24.0 million for capital improvements at, and development of, its hotels. The capital expenditures at the Company’s portfolio hotels, excluding development costs, were approximately $7.2 million. The Company also spent approximately $16.8 million for land and other costs related to hotels under development. These capital expenditures are in addition to amounts spent on normal repairs and maintenance, which have approximated 5.66% and 6.02% of room revenues for the six months ended June 30, 2006 and 2005, respectively.
During the six months ended June 30, 2005, the Company spent $14.4 million for capital improvements at, and development of, its hotels. This included approximately $7.0 million for hotel related capital expenditures at the

Company’s portfolio hotels and approximately $7.4 million for land and other costs related to hotels under development.
Proceeds from sale of hotel properties
Periodically, the Company considers the sale of certain hotels that it believes are appropriate to sell. If sold, the Company would use the net sale proceeds for its development activities, the acquisition of additional hotels or hotel loans and/or for general corporate purposes.
During the six months ended June 30, 2006, the Company sold the Dallas, TX Holiday Inn Select, the Boone, NC Hampton Inn, the Wilmington, NC Comfort Inn and the Southlake, GA Hampton Inn for aggregate net proceeds of $23.3 million. During the six months ended June 30, 2005, the Company sold three hotels for aggregate net proceeds totaling approximately $11.5 million ($10.1 million in cash and a note receivable for $1.4 million) and used those proceeds to pay down outstanding debt under the GE Line. See Note 5 to the Consolidated Financial Statements for further information on the Company’s discontinued operations.
In July 2006 the Company sold the West Springfield, MA Hampton Inn for net proceeds of $9.5 million.
Issuance of notes receivable
Originating or acquiring hotel loans is one of the Company’s growth strategies. The Company has an active pipeline to underwrite and acquire loans under its hotel loan program, which it expects to fund with its various credit facilities and through the Marathon Repurchase Agreement.
In May 2006, the Company funded a $20.3 million “B” note as part of a $66.0 million senior note. During the six months ended June 30, 2006, the Company closed on its first two loans in a program with GEFF for an aggregate of $4.0 million in “B” notes for two construction-to-permanent loans. As of June 30, 2006, the Company had funded $1.4 million and was obligated to fund the remaining $2.6 million of the “B” notes ratably over the projected construction periods, which are expected to be completed during the fourth quarter of 2006. In June 2006, the Company closed on an $8.5 million construction-to-permanent loan to finance a 101-room Hampton Inn & Suites in Murfreesboro, TN that is estimated to cost $10.2 million. As of June 30, 2006, the Company had not funded any of the $8.5 million loan. During the six months ended June 30, 2005, the Company funded two hotel loans totaling $5.7 million. See Note 7 to the Consolidated Financial Statements for more information on the Company’s note receivables.
Collection of notes receivable
During the six months ended June 30, 2006 and 2005, the Company received scheduled principal payments. During the six months ended June 30, 2005, the $6.0 million Cornhusker Square hotel loan was prepaid in full.
Investment in unconsolidated joint venture
During 2006, the Company entered into a joint venture, Jacksonville Hotel Associates, LLC (“Jacksonville Associates”), with Skyline Hotel Investors, LLC (“Skyline”) to develop and own hotel properties. The total equity investment in Jacksonville Associates is expected to be approximately $5.2 million. The Company will own a 48% interest in both Jacksonville Hotel Associates, which will own the 120-room Courtyard by Marriott, and Jacksonville Lessee Company, LLC (“Jacksonville Lessee”), which will lease the hotel from Jacksonville Associates.
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
Purchase of restricted marketable securities
In May 2006, the Company entered into a new 10-year $176 million CMBS loan and used part of the proceeds to defease the $61.3 million outstanding balance under the Company’s $71 million fixed-rate mortgage. In order to accomplish the defeasance, the Company purchased US Government Treasury Securities sufficient to make the monthly debt service payments and the principal payment due under the loan agreement. The transfer to a Special

Purpose Entity did not meet all of the requirements under SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” for de-recognition of the securities. Therefore, the transfer of the securities has been recorded as a secured borrowing and the outstanding obligation adjusted to reflect the fair value of the obligation related to the pass through of the cash flows to be generated from the investments. Consequently the securities and a liability to the trust that holds the securities will continue to be shown on the Consolidated Balance Sheet as of June 30, 2006. See Note 12 to the Consolidated Financial Statements for more information on this transactions.
Financing
Overview
The Company’s net cash provided by (used in) financing activities for the six months ended June 30, 2006 and 2005 totaled $67.8 million and ($14.2) million, respectively. Under federal income tax law provisions applicable to REITs, the Company is required to distribute at least 90% of its taxable income to maintain its tax status as a REIT. The Company intends to monitor its dividend policy closely and to act accordingly as results of operations dictate. The Company also intends to fund cash distributions to shareholders out of cash flow from operating activities. The Company may incur indebtedness to meet its dividend policy or distribution requirements imposed on the Company under the Internal Revenue Code of 1986, as amended (including the requirement that a REIT distribute to its shareholders annually at least 90% of its taxable income), to the extent that available cash flow from the Company’s investments are insufficient to make such distributions. The Company also incurs indebtedness to finance its investing growth strategies.
Net increase (decrease) in lines of credit
The Company’s net change in the GE Line for the six months ended June 30, 2006 and 2005 represented a decrease of $91.1 million and an increase of $1.1 million, respectively. During the six months ended June 30, 2006, the Company used $112.2 million of the net proceeds from the new $176 million CMBS loan to pay down the outstanding balance under the GE Line. Draws were made on the GE Line of $21.7 million for funding of “B” notes, $11.3 million for prepayment of the loan collateralized by the Evanston Hilton Garden Inn, $12.1 million to fund cash distributions to shareholders and limited partners of the Partnership and approximately $12.2 million for property additions, offset by pay-downs on the GE Line from operations and proceeds totaling $23.3 million from the sale of hotels. At June 30, 2006, the available balance under the $215 million GE Line was $88.8 million.
In April 2006, the Company’s wholly owned subsidiary, Winston Finance Partners LLC (“Winston Finance”), modified its $50 million Marathon Repurchase Agreement. Under the agreement, Winston Finance sells assets to Marathon and agrees to repurchase those assets on a date certain. Marathon gets a security interest in each asset subject to the facility. Previously, under the agreement, the Company paid interest to Marathon at 30-day LIBOR plus 4.5%, to finance loans made by the Company to acquire existing hotels, and 30-day LIBOR plus 5.5%, to finance loans made by the Company to develop new hotels or redevelop existing hotels. In April of 2006, the agreement was modified to reduce the interest rates from LIBOR plus 4.5% to LIBOR plus 2.75% and from LIBOR plus 5.5% to LIBOR plus 3.0%. At June 30, 2006, the outstanding debt balance under the Marathon Repurchase Agreement was $8.6 million.
Proceeds from mortgage loans
In May 2006, the Company entered into a new 10-year $176 million CMBS loan with GECC. The facility bears interest only for four years and thereafter amortizes over a 30-year period. See Note 12 to the Consolidated Financial Statements for more information on the Company’s mortgage loans.
During 2005, the Winston Kansas City, LP joint venture entered into a $10.9 million construction-to-permanent first mortgage loan which requires accrued interest to be added to the principal amount during the construction period at a variable interest rate of 90-day LIBOR plus 3.5% (90-day LIBOR was 5.00%, at June 30, 2006). The loan requires principal and interest payments starting two months after the final disbursement, based on a 20-year amortization schedule. As of June 30, 2006, the outstanding balance was $7.6 million.
During 2005, the Gateway Hotel Associates, LLC joint venture entered into a $7.9 million construction-to-permanent first mortgage loan which requires accrued interest to be added to the principal amount during the construction period at a variable interest rate of 90-day LIBOR plus 3.0%. The loan requires principal and interest payments starting two months after the final disbursement, based on a 20-year amortization schedule. As of June 30, 2006, the outstanding balance was $1.2 million.

During 2006, the Company entered into a $9.0 million construction-to-permanent first mortgage loan for the Hilton Garden Inn to be constructed in Wilmington, NC. The loan requires interest only payments until April 1, 2008 at a variable interest rate of 30-day LIBOR plus 1.8%. The loan requires principal and interest payments starting on May 1, 2008, with all remaining principal and interest due on April 1, 2011. As of June 30, 2006, the Company had not made any draws on the loan.
During 2006, the Company entered into a $12.7 million construction-to-permanent first mortgage loan for the 142-room Homewood Suites hotel in Princeton, N.J. that requires accrued interest to be added to the principal amount during the construction period at a variable interest rate of 90-day LIBOR plus 2.60%. The loan requires principal and interest payments starting two months after the final disbursement, based on a 25-year amortization schedule. As of June 30, 2006, the outstanding balance was $3.0 million.
During 2003, the Chapel Hill joint venture entered into a $9.1 construction-to-permanent first mortgage loan. The joint venture borrowed $0.9 million under the loan during the six months ended June 30, 2005 to construct the Chapel Hill Courtyard by Marriott Hotel. On March 8, 2005, the construction loan was converted to a permanent loan, at which time the loan balance was $9.0 million.
Payment of mortgage loans
During the six months ended June 30, 2006 and 2005, the Company made scheduled principal payments on its mortgage loans. In May 2006, the Company prepaid the outstanding balance of $11.3 million on the ten-year loan collateralized by the Evanston Hilton Garden Inn. See Note 12 to the Consolidated Financial Statements for more information on the Company’s mortgage loans.
Proceeds from issuance of shares
The Company has on file with the SEC a shelf registration statement under which common stock, preferred stock and debt securities are available to be issued by the Company. At June 30, 2006 the Company had approximately $108 million available under this shelf registration statement and may file additional registration statements as needed. The Company’s ability to raise capital through the sale of stock is dependent upon market conditions.
Distributions to shareholders
The Company is required to distribute at least 90% of its taxable income to maintain its tax status as a REIT. The Company’s 8.00% Series B Cumulative Preferred Stock requires cumulative dividends in the amount of $2.00 per share each year, payable quarterly in arrears. The Company made distributions of $0.15 per common share for each of the completed quarterly periods in 2004, 2005 and 2006. During each of the six months ended June 30, 2006 and 2005, the Company paid distributions to shareholders of approximately $11.7 million.
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

OFF-BALANCE SHEET ARRANGEMENTS
The Company’s off-balance sheet arrangements consist primarily of its ownership interest in the Charlesbank Venture. For a further discussion of the joint venture and the effect on the Company’s financial condition, results of operations and cash flow, see Note 6 to the Consolidated Financial Statements.
CONTRACTUAL OBLIGATIONS
During the normal course of business, the Company enters into acquisition agreements for the purchase and sale of hotels. These agreements are subject to customary conditions and due diligence. As of June 30, 2006 there were no significant changes, outside the normal course of business, in the contractual obligations and commercial commitments disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, except for the new financings described above and in Notes 6 and 12 to the Consolidated Financial Statements.
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
Impairment on Planned Dispositions. The Company prepares an impairment analysis quarterly based on facts and circumstances existing at the end of each quarter. During the third quarter of 2005, management began evaluating the potential sale of certain hotels. Accordingly, the Company factored in the prospect of selling properties in the near term. As a result of this analysis, which was prepared on a probability-weighted, estimated undiscounted future cash flow basis, an impairment was triggered under a held for use model for two hotels. In accordance with SFAS 144, the Company recorded a $12.4 million (net of allocation to minority interest) non-cash impairment charge in the third quarter of 2005 relating to the two hotels. The non-cash impairment charge represents an adjustment to reduce the carrying value of the two hotels to the estimated sales prices, net of estimated costs to sell. The Company’s estimated sales price is based on fair market value quotes received from independent brokers. On November 4, 2005, the Company’s Board of Directors adopted a formal plan to sell the two hotels, for which impairment charges were taken during the third quarter. During the three months ended June 30, 2006, the Company sold one of these hotels, the Dallas, TX Holiday Inn Select, for net proceeds of $4.3 million and recognized a net gain of $0.5 million. The Company continues to market the remaining hotel for sale. Should the Company complete a sale of the remaining hotel, there can be no assurance that the net proceeds from sale will equal the Company’s carrying value, in which case an additional impairment charge may be necessary at that time.
Asset Retirement Obligation.
Financial Accounting Standards Board Interpretation No. FIN 47 clarifies that future expenses to remove environmental contaminates, including asbestos-containing materials (“ACMs”) from buildings should be estimated and accrued as a liability at the time of acquisition with an offset to increase the cost of the associated structure. The Company currently owns four hotels in which ACMs were identified. The ACMs are appropriately managed, in accordance with current environmental laws and regulations. The Company used an expected cash flow approach to measure its obligations with respect to future remediation costs. Amounts were calculated using current information, current assumptions, and current interest rates. While management uses the best information available to establish its asset retirement obligation, future adjustments may be necessary if economic conditions differ substantially from the assumptions used in making the calculation of the obligation.
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
Franchise Agreements
As of June 30, 2006, 52 of the Company’s 53 hotels were operated under franchise licenses. The franchise agreements provide for termination at the franchisor’s option upon the occurrence of certain events, including the Company’s failure to pay royalties and fees or perform its other covenants under the franchise agreement, bankruptcy, abandonment of the franchise, commission of a felony, assignment of the franchise without the consent of the franchisor, or failure to comply with applicable law or maintain applicable standards in the operation and condition of the relevant hotel. The franchise agreements will not renew automatically upon expiration. The 52 hotels’ franchise licenses, including seven joint venture hotels, will expire as follows:

Year of Expiration	Number of Hotels

2007	1
2008	2
2009	3
2010	1
2011	2
2012	2
2013	6
2014	1
2015	1
2016	2
2017	10
2018	5
2019	6
2020	1
2022	3
2023	1
2024	3
2025	1
2026	1

The Company received written notification from a franchisor that the franchise license agreements for two of its hotels, which expire in January 2008 and March 2009, will not be renewed. The Company may decide to change the brand of the hotels prior to the expiration date. The expiration of these licenses in 2008 and 2009 is not expected to have a material impact on the Company’s results of operations in the future. There can be no assurance that other licenses will be renewed upon the expiration thereof. Such future non-renewals could have a material adverse effect on the Company.
The Company’s franchisors periodically inspect the Company’s hotels to ensure that they meet certain brand standards primarily pertaining to the condition of the property and its guest service scores. As of June 30, 2006, the Company was in default at four hotels for product improvement issues and low guest service scores. The Company is currently in the process of curing these deficiencies to comply with the respective franchisor’s standards, and although the Company expects to cure these defaults and obtain an acceptable rating for each of these hotels, it can provide no assurance that an acceptable rating will be received for these hotels. The failure by the Company to cure defaults at multiple properties and the potential subsequent terminations of franchise agreements by its franchisors related to those defaults could have a material adverse effect on the Company’s financial statements and/or results of operations.
Funds From Operations (“FFO”)
The Company reports FFO in accordance with the definition provided by the National Association of Real Estate Investment Trusts (“NAREIT”). NAREIT defines FFO as net income (loss) (determined in accordance with generally accepted accounting principles, or “GAAP”), excluding gains (losses) from sales of property, plus depreciation and amortization and after adjustments for unconsolidated partnerships and joint ventures (which are calculated to reflect FFO on the same basis). The Company further subtracts preferred stock dividends from FFO to calculate FFO available to common shareholders. FFO available to common shareholders is a performance measure used by the Company in its budgeting and forecasting models; it is discussed during Board meetings, and is considered when making decisions regarding acquisitions, sales of properties and other investments, and as a metric used in determining executive compensation. Actual results are compared to budget and forecast on a monthly basis. The calculation of FFO and FFO available to common shareholders may vary from entity to entity, and as such, the presentation of FFO and FFO available to common shareholders by the Company may not be comparable to other similarly titled measures of other reporting companies. FFO and FFO available to common shareholders are not intended to represent cash flows for the period. FFO and FFO available to common shareholders have not been presented as an alternative to net income, and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP.

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
WINSTON HOTELS, INC.
RECONCILIATION OF NET INCOME TO FFO AND
FFO AVAILABLE TO COMMON SHAREHOLDERS
($ in thousands)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005

Net income	$5,566	$5,776	$11,846	$8,754
Gain on sale	(3,648)	(471)	(8,103)	(381)
Minority interest in Partnership allocation of income (loss)	(16)	153	(31)	208
Minority interest in Partnership allocation of gain on sale of discontinued operations	169	22	375	17
Minority interest in Partnership allocation of income from discontinued operations	27	18	51	24
Depreciation	4,914	3,669	9,518	7,316
Depreciation from discontinued operations	244	782	658	1,613
Depreciation from joint ventures	265	189	523	380

FFO	7,521	10,138	14,837	17,931

Preferred stock dividend	(1,840)	(1,840)	(3,680)	(3,680)

FFO Available to Common Shareholders *	$5,681	$8,298	$11,157	$14,251

*	For 2006, FFO available to common shareholders includes non-recurring debt extinguishment and certain other non-cash charges totaling $4.3 million and $4.6 million, for the three and six months ended June 30, 2006, respectively. Excluding these charges, FFO available to common shareholders would have been $10.0 million and $15.7 million for the three and six months ended June 30, 2006, respectively.

Item 3. Quantitative and Qualitative Disclosures About Market Risk ($ in thousands)
As of June 30, 2006, the Company’s primary market risk exposure is to changes in LIBOR and other market index interest rates on its GE Line and other variable rate debt. The Company’s interest rate risk objectives are to limit the impact of interest rate fluctuations on earnings and cash flows and to lower its overall borrowing costs. To achieve these objectives, the Company manages its exposure to fluctuations in market interest rates for a portion of its borrowings through the use of fixed rate debt instruments to the extent that reasonably favorable rates are obtainable with such arrangements. The Company may enter into derivative financial instruments such as interest rate swaps or caps and treasury options or locks to mitigate its interest rate risk on a related financial instrument or to effectively lock the interest rate on a portion of its variable rate debt. As required by the extension of the GE Line, on September 30, 2005, the Company entered into an interest rate cap agreement to eliminate the exposure to increases in 30-day LIBOR (30-day LIBOR was 5.33% at June 30, 2006) over 6.14% on principal balances up to $215 million outstanding. This interest rate cap agreement terminates on January 1, 2007. The Company does not enter into derivative or interest rate transactions for speculative purposes. The Company regularly reviews interest rate exposure on its outstanding borrowings in an effort to minimize the risk of interest rate fluctuations.
The definitive extent of the Company’s interest rate risk under the GE Line and other variable-rate debt is not quantifiable or predictable because of the variability of future interest rates and business financing requirements. If interest rates increased by 100 basis points, the Company’s interest expense for the three months ended June 30, 2006 would have increased by approximately $0.3 million, based on the weighted-average amount of variable rate debt outstanding and exposed to fluctuations in the market rate of interest.
The following tables provide information at June 30, 2006 about the Company’s interest rate risk-sensitive instruments. The tables present principal cash flow by expected maturity dates for the Company’s fixed and variable rate debt. The table also includes estimates of the fair value of the Company’s interest rate risk-sensitive instruments based on quoted market prices for these or similar issues.

As of June 30, 2006	2006		2007		2008		2009		2010		Thereafter		Total		Fair Value

Variable rate — GE line:	$48,600		$—		$—		$—		$—		$—		$48,600		$48,600
Average interest rate	(a	)	(a	)	(a	)	(a	)	(a	)	(a	)	(a	)

Variable rate — Marathon facilities:	$8,596		$1,200		$8,400		$—		$—		$—		$18,196		$18,196
Average interest rate (g)	(b	)	(b	)	(b	)	(b	)	(b	)	(b	)	(b	)

Mortgage loans:
Fixed rate — CMBS (g)	$—		$—		$—		$—		$—		$176,000		$176,000		$174,428
Average interest rate			5.94%		5.94%		5.94%		5.94%		5.94%		5.94%		5.94%

Variable rate — Princeton, NJ
Homewood Suites (g)	$—		$—		$—		$—		$3,002		$—		$3,002		$3,002
Average interest rate	(c	)	(c	)	(c	)	(c	)	(c	)	(c	)	(c	)

Consolidated joint venture loans:

Fixed rate — The Stanley Hotel	$91		$232		$245		$263		$11,973		$—		$12,804		$12,859
Average interest rate			6.19%		6.19%		6.19%		6.19%		6.19%		6.19%		6.19%

Fixed rate — Chapel Hill, NC
Courtyard by Marriott	$108		$229		$247		$267		$7,951		$—		$8,802		$8,761
Average interest rate			7.51%		7.51%		7.51%		7.51%		7.51%		7.51%		7.51%

Variable rate — Ponte Vedra, FL
Hampton Inn	$46		$100		$109		$119		$130		$4,202		$4,706		$4,706
Average interest rate	(d	)	(d	)	(d	)	(d	)	(d	)	(d	)	(d	)

Variable rate — Kansas City, MO
Courtyard by Marriott (g)	$—		$—		$7,598		$—		$—		$—		$7,598		$7,598
Average interest rate	(e	)	(e	)	(e	)	(e	)	(e	)	(e	)	(e	)

Variable rate — Akron, OH
Hilton Garden Inn (g)	$—		$—		$—		$—		$1,175		$—		$1,175		$1,175
Average interest rate	(f	)	(f	)	(f	)	(f	)	(f	)	(f	)	(f	)

(a)	Rate is 30-day to 180-day LIBOR plus 1.75% to 2.50%, (30-day and 180-day LIBOR were 5.33% and 5.59%, respectively, at June 30, 2006). (b) Rate is 30-day LIBOR plus 2.25% or 2.75% or 3.00%.

(c)	Construction-to-permanent note of $12.7 million. Rate is 90-day LIBOR plus 2.60% (90-day LIBOR was 5.48% at June 30, 2006).

(d)	Rate is 30-day LIBOR plus 3.0%.

(e)	Construction-to-permanent note of $10.9 million. Rate is 90-day LIBOR plus 3.5%.

(f)	Construction-to-permanent note of $7.9 million. Rate is 90-day LIBOR plus 3.0%.

(g)	See Notes 6 and 12 to the Consolidated Financial Statements.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     The Company carried out an evaluation with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13(a)-15(e) under the Securities Exchange Act of 1934, as amended) (“the Exchange Act”) as of the end of the period covered by this report. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
     There has been no change in the Company’s internal control over financial reporting during the quarter ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II — OTHER INFORMATION
Item 4. Submission of Matters to Vote of Security Holders
On May 5, 2006, the Annual Meeting of Shareholders was held and the following matters were submitted to the common shareholders for a vote. There were 24,210,456 shares of Common Stock either present or evidenced by proxy. Set forth below is a brief description of the matters voted on and the number of votes cast for, against or withheld, as well as the number of abstentions and broker non-votes (as applicable).
Proposal 1: Election of Directors:

			Number of
		Voted Against or	Broker Non-
Name	Votes For	Withheld	votes	Totals

Charles M. Winston	23,618,712	591,744	—	24,210,456
Robert W. Winston	23,657,589	552,867	—	24,210,456
Thomas F. Darden	23,072,904	1,137,552	—	24,210,456
Richard L. Daugherty	23,572,402	638,054	—	24,210,456
Edwin B. Borden	23,574,502	635,954	—	24,210,456
David C. Sullivan	23,810,294	400,162	—	24,210,456
Proposal 2: Ratification of the accounting firm PricewaterhouseCoopers LLP as independent registered public accounting firm for the Company for the year ending December 31, 2006:

Votes for:	24,106,288
Votes against or withheld:	60,788
Votes abstained:	43,380

Total	24,210,456

Item 6. Exhibits

Exhibit	Description

3.1	Restated Articles of Incorporation, as amended (incorporated by reference to (i) Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-13233) as filed with the Securities and Exchange Commission on August 4, 1999, (ii) Exhibit 4.4(b) to the Company’s Registration Statement on Form 8-A (File No. 001-13233) as filed with the Securities and Exchange Commission on January 30, 2004 and (iii) Exhibit 3.1(b) to the Company’s Quarterly Report on Form 10-Q (File No. 001-13233) as filed with the Securities and Exchange Commission on August 5, 2005).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K (File No. 001-13233) as filed with the Securities and Exchange Commission on March 19, 2001).

4.1	Specimen certificate for common stock (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-11 (File No. 333-7662) as filed with the Securities and Exchange Commission, effective May 25, 1994).

4.2	Specimen certificate for 8.00% Series B Cumulative Preferred Stock (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form 8-A (File No. 001-13233) as filed with the Securities and Exchange Commission on January 30, 2004).

4.3	Form of Articles of Amendment to the Restated Articles of Incorporation establishing and fixing the rights and preferences of the 8.00% Series B Cumulative Preferred Stock (incorporated by reference to Exhibit 4.4(b) to the Company’s Registration Statement on Form 8-A (File No. 001-13233) as filed with the Securities and Exchange Commission on January 30, 2004).

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certification of Robert W. Winston, III, Chief Executive Officer of Winston Hotels, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Joseph V. Green, Chief Financial Officer of Winston Hotels, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
WINSTON HOTELS, INC.

Date August 9, 2006	/s/ Joseph V. Green
Joseph V. Green
President and Chief Financial Officer (Authorized officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit	Description

3.1	Restated Articles of Incorporation, as amended (incorporated by reference to (i) Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-13233) as filed with the Securities and Exchange Commission on August 4, 1999, (ii) Exhibit 4.4(b) to the Company’s Registration Statement on Form 8-A (File No. 001-13233) as filed with the Securities and Exchange Commission on January 30, 2004 and (iii) Exhibit 3.1(b) to the Company’s Quarterly Report on Form 10-Q (File No. 001-13233) as filed with the Securities and Exchange Commission on August 5, 2005).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K (File No. 001-13233) as filed with the Securities and Exchange Commission on March 19, 2001).

4.1	Specimen certificate for common stock (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-11 (File No. 333-7662) as filed with the Securities and Exchange Commission, effective May 25, 1994).

4.2	Specimen certificate for 8.00% Series B Cumulative Preferred Stock (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form 8-A (File No. 001-13233) as filed with the Securities and Exchange Commission on January 30, 2004).

4.3	Form of Articles of Amendment to the Restated Articles of Incorporation establishing and fixing the rights and preferences of the 8.00% Series B Cumulative Preferred Stock (incorporated by reference to Exhibit 4.4(b) to the Company’s Registration Statement on Form 8-A (File No. 001-13233) as filed with the Securities and Exchange Commission on January 30, 2004).

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certification of Robert W. Winston, III, Chief Executive Officer of Winston Hotels, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Joseph V. Green, Chief Financial Officer of Winston Hotels, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.