Form 10-Q
period 2006-09-30
WINSTON HOTELS INC
filed 2006-11-09
CIK 920605

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934
For The Quarterly Period Ended September 30, 2006
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐    No☑
The number of shares of Common Stock, $.01 par value, outstanding on October 31, 2006 was 29,191,299.

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

Item 1. Financial Statements
WINSTON HOTELS, INC.
UNAUDITED CONSOLIDATED BALANCE SHEETS
(in thousands)

	As of	As of
	September 30, 2006	December 31, 2005

ASSETS
Land	$57,235	$55,758
Buildings and improvements	418,545	422,081
Furniture and equipment	64,533	63,048

Operating properties	540,313	540,887
Less accumulated depreciation	139,406	139,259

	400,907	401,628
Properties under development	29,924	25,139

Net investment in hotel properties	430,831	426,767

Assets held for sale	7,051	11,009
Corporate furniture, fixtures and equipment, net	580	371
Cash	13,498	15,047
Accounts receivable, net	3,464	3,820
Notes receivable	61,731	38,050
Investment in joint ventures	2,882	1,795
Deferred expenses, net	9,371	6,807
Prepaid expenses and other assets	13,231	12,556
Deferred tax asset	10,072	11,471

Total assets	$552,711	$527,693

LIABILITIES, MINORITY INTEREST AND SHAREHOLDERS’ EQUITY

Lines of credit	$31,196	$157,896
Mortgage loans	223,818	99,874
Accounts payable and accrued expenses	19,489	27,915
Distributions payable	6,414	6,011

Total liabilities	280,917	291,696

Minority interest	14,082	12,786

Shareholders’ equity:
Preferred stock, Series B, $.01 par value, 5,000 shares authorized, 3,680 shares issued and outstanding (liquidation preference of $93,840)	37	37
Common stock, $.01 par value, 50,000 shares authorized, 29,192 shares issued and outstanding at September 30, 2006 and 26,509 shares issued and outstanding at December 31, 2005	292	265
Additional paid-in capital	351,073	325,238
Unearned compensation	—	(1,454)
Distributions in excess of earnings	(93,690)	(100,875)

Total shareholders’ equity	257,712	223,211

Total liabilities, minority interest and shareholders’ equity	$552,711	$527,693

See Notes to the Consolidated Financial Statements

WINSTON HOTELS, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Three Months Ended September 30,
	2006	2005

Operating revenue:
Rooms	$42,321	$32,121
Food and beverage	4,062	3,001
Other operating departments	1,457	960
Joint venture fee income	60	63

Total operating revenue	47,900	36,145

Hotel operating expenses:
Rooms	8,543	6,742
Food and beverage	2,637	2,166
Other operating departments	1,063	709
Undistributed operating expenses:
Property operating expenses	8,838	6,706
Real estate taxes and property and casualty insurance	2,008	1,666
Franchise costs	2,856	2,329
Maintenance and repair	2,139	1,726
Management fees	1,570	905
General and administrative	2,810	2,261
Depreciation	5,383	4,208
Amortization	523	405

Total operating expenses	38,370	29,823

Operating income	9,530	6,322

Interest and other income	2,324	2,062
Interest expense	(4,076)	(2,822)

Income before allocation to minority interest in Partnership, allocation to minority interest in consolidated joint ventures, income taxes, and equity in income of unconsolidated joint ventures	7,778	5,562
Income allocation to minority interest in Partnership	(206)	(146)
Income allocation to minority interest in consolidated joint ventures	(482)	(272)
Income tax expense	(906)	(338)
Equity in income of unconsolidated joint ventures	34	75

Income from continuing operations	6,218	4,881
Discontinued operations:
Income from discontinued operations	174	595
Gain on sale of discontinued operations	6,887	2
Loss on impairment of assets held for sale	—	(12,386)

Net income (loss)	13,279	(6,908)
Preferred stock distribution	(1,840)	(1,840)

Net income (loss) available to common shareholders	$11,439	$(8,748)

Basic weighted average number of common shares outstanding	27,500	26,314

Diluted weighted average number of common shares outstanding	28,928	27,620

Income (loss) per common share basic and diluted:
Income from continuing operations	$0.16	$0.12
Income (loss) from discontinued operations	0.25	(0.45)

Net income (loss) available to common shareholders	$0.41	$(0.33)

Per share dividends to common shareholders	$0.15	$0.15

See Notes to the Consolidated Financial Statements

WINSTON HOTELS, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Nine Months Ended September 30,
	2006	2005

Operating revenue:
Rooms	$120,293	$92,225
Food and beverage	10,074	7,073
Other operating departments	4,000	2,655
Joint venture fee income	163	187

Total operating revenue	134,530	102,140

Hotel operating expenses:
Rooms	24,775	19,793
Food and beverage	7,166	5,341
Other operating departments	2,865	1,943
Undistributed operating expenses:
Property operating expenses	25,686	19,401
Real estate taxes and property and casualty insurance	5,831	4,957
Franchise costs	8,224	6,660
Maintenance and repair	6,339	5,108
Management fees	4,609	2,709
General and administrative	8,336	6,151
Depreciation	15,680	12,068
Amortization	1,530	1,041

Total operating expenses	111,041	85,172

Operating income	23,489	16,968

Extinguishment of debt	(3,961)	—
Interest and other income	5,730	4,809
Interest expense	(13,426)	(7,652)

Income before allocation to minority interest in Partnership, allocation to minority interest in consolidated joint ventures, income taxes, and equity in income of unconsolidated joint ventures	11,832	14,125
Income allocation to minority interest in Partnership	(175)	(354)
Income allocation to minority interest in consolidated joint ventures	(701)	(539)
Income tax expense	(1,820)	(514)
Equity in income of unconsolidated joint ventures	98	42

Income from continuing operations	9,234	12,760
Discontinued operations:
Income from discontinued operations	1,276	1,106
Gain on sale of discontinued operations	14,615	366
Loss on impairment of assets held for sale	—	(12,386)

Net income	25,125	1,846
Preferred stock distribution	(5,520)	(5,520)

Net income (loss) available to common shareholders	$19,605	$(3,674)

Basic weighted average number of common shares outstanding	26,803	26,298

Diluted weighted average number of common shares outstanding	28,251	27,609

Income (loss) per common share basic and diluted:
Income from continuing operations	$0.14	$0.28
Income (loss) from discontinued operations	0.59	(0.42)

Net income (loss) available to common shareholders	$0.73	$(0.14)

Per share dividends to common shareholders	$0.45	$0.45

See Notes to the Consolidated Financial Statements

WINSTON HOTELS, INC.
UNAUDITED CONSOLIDATED STATEMENT OF SHAREHOLDERS’ EQUITY
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006
(in thousands, except per share amounts)

					Additional		Distributions	Total
	Preferred Stock		Common Stock		Paid-in	Unearned	In Excess of	Shareholders’
	Shares	Dollars	Shares	Dollars	Capital	Compensation	Earnings	Equity
Balances at December 31, 2005	3,680	$37	26,509	$265	$325,238	$(1,454)	$(100,875)	$223,211
Issuance of shares and other	—	—	2,683	27	25,861	—	—	25,888
Presentation reclassification — SFAS 123R adoption	—	—	—	—	(1,454)	1,454	—	—
Restricted stock expense recognition	—	—	—	—	1,428	—	—	1,428
Distributions ($0.45 per common share)	—	—	—	—	—	—	(12,420)	(12,420)
Distributions ($1.50 per preferred B share)	—	—	—	—	—	—	(5,520)	(5,520)
Net income	—	—	—	—	—	—	25,125	25,125
$

Balances at September 30, 2006	3,680	$37	29,192	$292	$351,073	—	$(93,690)	$257,712
$
See Notes to the Consolidated Financial Statements

WINSTON HOTELS, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in thousands)

	Nine Months Ended September 30,
	2006	2005

Cash flows from operating activities:
Net income	$25,125	$1,846
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on impairment of assets held for sale	—	12,993
Income (loss) allocation to minority interest	925	(183)
Income allocation to consolidated joint ventures	701	539
Depreciation	16,338	14,462
Amortization	1,560	1,068
Extinguishment of debt	3,961	—
Income tax expense	1,569	507
Gain on sale of hotel properties	(15,306)	(383)
Equity in income of unconsolidated joint ventures	(98)	(42)
Distributions from joint ventures	109	111
Unearned compensation amortization	1,428	772
Changes in assets and liabilities:
Accounts receivable	356	(825)
Prepaid expenses and other assets	(675)	1,217
Accounts payable and accrued expenses	(1,508)	4,161

Net cash provided by operating activities	34,485	36,243

Cash flows from investing activities:
Investment in hotel properties	(44,125)	(46,369)
Proceeds from sale of hotel properties	42,579	10,087
Issuance of notes receivable	(23,728)	(7,700)
Collection of notes receivable	47	7,721
Investment in unconsolidated joint ventures	(7,987)	(29)
Franchise and loan origination costs	(367)	—

Net cash used in investing activities	(33,581)	(36,290)

Cash flows from financing activities:
Proceeds from common stock issuance	26,499	—
Net increase (decrease) in lines of credit	(126,700)	34,531
Proceeds from mortgage loans	197,637	940
Payment of mortgage loans	(77,026)	(1,544)
Distributions to shareholders	(17,537)	(17,433)
Distributions to minority interest in partnership	(584)	(583)
Distributions to minority interest in consolidated joint ventures, net of contributions	(357)	(763)
Fees paid in connection with financing activities	(4,385)	(3,201)

Net cash provided by (used in) financing activities	(2,453)	11,947

Net increase (decrease) in cash	(1,549)	11,900
Cash at beginning of period	15,047	4,115

Cash at end of period	$13,498	$16,015

Supplemental disclosure:
Cash paid for interest (net of amounts capitalized)	$16,133	$7,838

Summary of non-cash investing and financing activities:
Purchase of Stanley Hotel with mortgage loan	$—	$13,000
Sale of hotel property for note receivable	$—	$1,425

See Notes to the Consolidated Financial Statements

1. ORGANIZATION
Winston Hotels, Inc. (the “Company”), headquartered in Raleigh, North Carolina, owns and develops hotel properties directly and through joint ventures, originates and acquires hotel loans, and provides hotel development and asset management services to third parties. The Company conducts substantially all of its operations through its operating partnership, WINN Limited Partnership (the “Partnership”). The Company and the Partnership (together with the Partnership’s wholly owned subsidiaries) are collectively referred to as the “Company”. As of September 30, 2006, the Company’s ownership interest in the Partnership was 95.74%. The Company operates so as to qualify as a real estate investment trust (“REIT”) for federal income tax purposes under Sections 856-860 of the Internal Revenue Code of 1986, as amended.
As of September 30, 2006, the Company owned or was invested in 52 hotel properties in 17 states, having an aggregate of 7,064 rooms. This included 44 wholly owned properties with an aggregate of 5,993 rooms, a 60% ownership interest in a joint venture that owned one hotel with 138 rooms, a 49% ownership interest in a joint venture that owned one hotel with 118 rooms, a 48.78% ownership interest in a joint venture that owned one hotel with 147 rooms, a 13.05% ownership interest in a joint venture that owned four hotels with an aggregate of 545 rooms, and a 0.21% ownership interest in a joint venture that owned one hotel with 123 rooms for which substantially all of the profit or loss generated by the joint venture is allocated to the Company. As of September 30, 2006, the Company also had $61.7 million in loan receivables from owners of several hotels. The Company does not hold an ownership interest in any of the hotels for which it has provided debt financing.
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
A REIT is permitted to lease hotels to wholly owned taxable REIT subsidiaries of the REIT (“TRS Lessees”). The Company has formed two taxable REIT subsidiaries, Barclay Hospitality Services Inc. (“Barclay Hospitality”) and Barclay Holding, Inc. (“Barclay Holding”) (collectively, “Barclay”). As of September 30, 2006, 43 of the Company’s 44 wholly owned hotels were operated under leases with Barclay Hospitality. The remaining wholly owned hotel, the Hampton Inn & Suites Baltimore Inner Harbor in Maryland, was leased to an entity owned 0.1% by Barclay Holding. One joint venture hotel, the Chapel Hill Courtyard by Marriott, was leased to an entity owned 48.78% by Barclay Holding. A second joint venture hotel, the Ponte Vedra, FL Hampton Inn, was leased to an entity owned 49% by Barclay Holding. A third joint venture hotel, the Stanley Hotel in Estes Park, CO, was leased to an entity owned 60% by Barclay Holding. A fourth joint venture hotel, the Kansas City, MO Courtyard by Marriott, was leased directly to Barclay Holding. The remaining four joint venture hotels, the West Des Moines, IA Fairfield Inn & Suites, the Houston, TX SpringHill Suites, the Shelton, CT Courtyard by Marriott and the West Des Moines SpringHill Suites by Marriott were leased to entities owned 13.05% by Barclay Holding.
To qualify as a REIT, the Company cannot operate hotels. The Company’s taxable REIT subsidiaries engage hotel management companies to operate the hotels under management contracts. The Company’s third-party managers under management agreements have direct control of the daily operations of our hotels. As of September 30, 2006, Alliance Hospitality Management, LLC managed 39 of the Company’s 52 hotels, Marriott International managed six, Concord Hospitality Enterprises Company managed three hotels, and Promus Hotels, Inc., an affiliate of Hilton Hotels Corporation, New Castle Hotels, LLC, Noble Investment Group, Ltd. and GHG-Stanley Management, LLC each managed one hotel. Marriott reports the operating results for the hotels it manages on a fiscal year consisting of thirteen four-week periods. Therefore, for the six Marriott-managed hotels, the Company’s fiscal year will reflect twelve weeks of operations for each of the first three quarters of the year and sixteen weeks for the fourth quarter of the year.

2. BASIS OF PRESENTATION AND ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited consolidated financial statements reflect, in the opinion of management, all adjustments necessary for a fair statement of the results for the interim periods presented. All such adjustments are of a normal and recurring nature. Due to the seasonality of the hotel business, the information for the three and nine months ended September 30, 2006 and 2005 is not necessarily indicative of the results for a full year. This Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. The year-end Consolidated Balance Sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”).
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
Accounting for Long-Lived Assets
Investment in Hotel Properties. Hotel properties are recorded at cost and are depreciated using the straight-line method over estimated useful lives of the assets of between 5 and 10 years for furniture, fixtures and equipment, and between 30 and 40 years for buildings and improvements. Upon disposition, both the assets and accumulated depreciation accounts are relieved and the related gain or loss is credited or charged to the income statement. The Company expenses repairs and maintenance costs of the hotels as they are incurred. During the nine months ended September 30, 2006 and 2005, the Company capitalized interest of $1,489 and $275, respectively, related to hotels under development or major renovation.
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

Franchise Agreements
As of September 30, 2006, 51 of the Company’s 52 hotels were operated under franchise licenses. The franchise agreements provide for termination at the franchisor’s option upon the occurrence of certain events, including the Company’s failure to pay royalties and fees or perform its other covenants under the franchise agreement, bankruptcy, abandonment of the franchise, commission of a felony, assignment of the franchise without the consent of the franchisor, or failure to comply with applicable law or maintain applicable standards in the operation and condition of the relevant hotel. The franchise agreements will not renew automatically upon expiration. The 51 hotels’ franchise licenses, including seven joint venture hotels, will expire as follows:

Year of Expiration	Number of Hotels
2007	2
2008	2
2009	2
2010	1
2011	2
2012	2
2013	5
2014	1
2015	1
2016	2
2017	10
2018	4
2019	6
2020	1
2022	3
2023	1
2024	3
2025	1
2026	1
2031	1

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
The Company’s franchisors periodically inspect the Company’s hotels to ensure that they meet certain brand standards primarily pertaining to the condition of the property and its guest service scores. As of September 30, 2006, the Company was in default at four hotels for product improvement issues and/or low guest service scores. The Company is currently in the process of curing these deficiencies to comply with the respective franchisor’s standards, and although the Company expects to cure these defaults and obtain an acceptable rating for each of these hotels, it can provide no assurance that an acceptable rating will be received for these hotels. The failure by the Company to cure defaults at multiple properties and the potential subsequent terminations of franchise agreements by its franchisors related to these defaults could have a material adverse effect on the Company’s financial statements and/or results of operations.
Asbestos and Other
During the three months ended June 30, 2006, the Company discovered asbestos in one additional hotel property and recorded depreciation and interest expense totaling $270, which would have previously been recorded as a cumulative effect of a change in accounting principle during the three months and year ended December 31, 2005 had the Company been aware of the asbestos at that time. In addition, the Company recorded additional depreciation expense of $139 in the three months ended June 30, 2006 related to the six hotels that were acquired in October of 2005, which would have been more appropriate to record during the three months and year ended December 31, 2005. The Company believes that the effects of these adjustments are immaterial to the current and prior periods.
Recently Issued Accounting Standards
Refer to Note 10 for information regarding the Company’s implementation of a new stock-based compensation standard.

FASB issued Interpretation No. 48. In July, 2006 the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FAS No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in income taxes. Currently, the accounting for uncertainty in income taxes is subject to significant and varied interpretations that have resulted in diverse and inconsistent accounting practices and measurements. To address such diversity, FIN 48 prescribes a consistent recognition threshold and measurement attribute, as well as clear criteria for subsequently recognizing, derecognizing and measuring changes in such tax positions for financial statement purposes. The Interpretation also requires expanded disclosure with respect to the uncertainty in income taxes. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company is evaluating what impact FIN 48 will have on its financial statements and results of operations.
Staff Accounting Bulletin No. 108. In September 2006, the Securities and Exchange Commission (“SEC”) staff issued Staff Accounting Bulletin No. 108, (“SAB 108”) “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB 108 was issued in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements. Traditionally, there have been two widely-recognized methods for quantifying the effects of financial statement misstatements: the “roll-over” method and the “iron curtain” method. The roll-over method focuses primarily on the impact of a misstatement on the income statement—including the reversing effect of prior year misstatements—but its use can lead to the accumulation of misstatements in the balance sheet. The iron-curtain method, on the other hand, focuses primarily on the effect of correcting the period-end balance sheet with less emphasis on the reversing effects of prior year errors on the income statement. Prior to our application of the guidance in SAB 108, the Company used the iron-curtain method for quantifying financial statement misstatements.
In SAB 108, the SEC staff established an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the Company’s financial statements and the related financial statement disclosures. This model is commonly referred to as a “dual approach” because it requires quantification of errors under both the iron curtain and the roll-over methods. SAB 108 permits existing public companies to initially apply its provisions either by (i) restating prior financial statements as if the “dual approach” had always been applied or (ii) recording the cumulative effect of initially applying the “dual approach” as adjustments to the carrying values of assets and liabilities as of January 1, 2006 with an offsetting adjustment recorded to the opening balance of retained earnings. The Company will adopt SAB 108 effective for the fiscal year ended December 31, 2006. As of September 30, 2006, the adoption of SAB 108 is not expected to affect any of the Company’s financial statements.
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
The Company is the general partner of, and owns a 95.74% ownership interest in, the Partnership. The remaining 4.26% interest in the Partnership is owned by Hubbard Realty of Winston-Salem, Inc. (0.21%), Cary Suites, Inc. (3.34%), WJS – Perimeter, Inc. (0.36%), and Charles M. Winston (0.35%). Hubbard Realty of Winston-Salem, Inc. is owned by parties unrelated to the Company. Mr. Robert W. Winston, III, Chief Executive Officer of the Company, is the sole officer and director of Cary Suites. Cary Suites is a corporation owned 29.1% by Mr. Robert Winston, 20.8% by his wife, 15.75% by each of his parents, 17.9% by trusts for the benefit of his children, and 0.7% by his sister. Mr. Robert Winston’s father is Mr. Charles M. Winston, Chairman of the Company’s Board of Directors (“the Board”). Mr. Charles Winston serves as a director and owns a 33.33% ownership interest in WJS – Perimeter, Inc. The remaining 66.67% ownership interest in WJS – Perimeter, Inc. is owned by parties unrelated to the Company. Minority interest in the Partnership as of September 30, 2006 and December 31, 2005 was $7,289 and $6,337, respectively.

4. CONCENTRATION RISK
The Company’s investments are all concentrated within the hotel industry. The Company’s current investment strategy is to acquire or develop premium-limited service, extended-stay, mid-scale, upscale, upper upscale and, in certain cases, full-service hotels either directly or through joint ventures, and to originate and acquire mortgage loans and other instruments such as mezzanine loans to hotel owners and operators. At present, all of the Company’s owned hotels or hotels with respect to which the Company has provided financing are located within the United States. Accordingly, adverse conditions in the hotel industry will have a material adverse effect on the Company’s operating and investment revenues and cash available for distribution to shareholders.
At September 30, 2006, 28 out of the Company’s 52 hotels were located in the seven eastern seaboard states ranging from Maryland to Florida, including 14 hotels located in North Carolina. Adverse events in these areas, such as economic recessions, hurricanes or other natural disasters, could cause a loss of revenues from these hotels, which could have a greater adverse effect on the Company as a result of its concentration of assets in this area. The Company’s geographic concentration also exposes it to risks of oversupply and competition in its principal markets.
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
5. DISCONTINUED OPERATIONS
In August 2006, the Alpharetta, GA Homewood Suites was sold for net proceeds of $9.7 million, resulting in a net gain of $3.3 million. In July 2006, the Company sold the West Springfield, MA Hampton Inn for net proceeds of $9.5 million, resulting in a net gain of $3.9 million. In June 2006, the Company sold the Boone, NC Hampton Inn for net proceeds of $4.9 million, resulting in a net gain of $2.2 million. In April 2006, the Company sold the Wilmington, NC Comfort Inn for net proceeds of $5.7 million, resulting in a net gain of $1.0 million. The Company sold the Southlake, GA Hampton Inn in March 2006 for net proceeds of $8.5 million, resulting in a net gain of $4.4 million.
In accordance with SFAS 144, the Company recorded a $12.4 million (net of allocation to minority interest) non-cash impairment charge in the third quarter of 2005 relating to two hotels. On November 4, 2005, the Company’s Board adopted a formal plan to sell the two hotels. In June 2006, the Company sold one of these hotels, the Dallas, TX Holiday Inn Select, for net proceeds of $4.3 million and recognized a net gain of $0.5 million. The remaining hotel, the Orlando, FL Comfort Suites, is being actively marketed by the Company for sale. Should the Company complete a sale of the remaining hotel, there can be no assurance that the net proceeds from a sale will equal the Company’s carrying value, in which case an additional impairment charge may be necessary at that time.
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
The operating results for these hotels are included in discontinued operations in the statements of operations until their sale date. The Company has elected not to allocate interest expense to the results of the discontinued operations in accordance with SFAS 144. The inclusion of additional hotels in discontinued operations during 2006 resulted in certain reclassifications to the financial statement amounts for the three and nine months ended September 30, 2006. Condensed financial information of the results of operations for the hotels included in discontinued operations is as follows:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Total revenue	$1,398	$5,588	$9,967	$15,860
Total expenses	1,315	4,947	8,883	14,707

Income from hotel operations	83	641	1,084	1,153
Allocation to minority interest in Partnership - income from discontinued operations	(8)	(29)	(59)	(53)
Gain on sale of discontinued operations	7,203	2	15,306	383
Allocation to minority interest in Partnership - gain on sale of discontinued operations	(316)	—	(691)	(17)
Loss on impairment of assets held for sale	—	(12,993)	—	(12,993)
Allocation to minority interest in Partnership — loss on impairment of assets held for sale	—	607	—	607
Income tax (expense) benefit	99	(17)	251	6

Income (loss) from discontinued operations	$7,061	$(11,789)	$15,891	$(10,914)

6. SUMMARIZED FINANCIAL STATEMENT INFORMATION FOR JOINT VENTURES
As of September 30, 2006, the Company was invested in eleven hotels through joint ventures, which included nine operating hotels and two hotels under development. The Company consolidates all voting interest entities in which it owns a controlling voting interest and all variable interest entities for which it is the primary beneficiary in accordance with FIN 46R. As a result, the Company consolidated the balance sheets and the results of operations for six of the hotels it has invested in through joint ventures, including one of the hotels which was under development. The Company’s investments in the remaining five joint venture hotels are not consolidated and instead are accounted for under the equity method.
Consolidated Joint Ventures
Hotel Under Development
During 2005, the Company formed a joint venture, Gateway Hotel Associates, LLC (“Gateway Hotel Associates”), with DeHoff Development Company to build a 121-room Hilton Garden Inn at Gateway Corporate Park, adjacent to the Akron-Canton Airport in Green, OH, for an estimated cost of $12.3 million. The hotel opened on November 2, 2006. The Company currently owns a 41.7% interest in both Gateway Hotel Associates, which owns the hotel, and Gateway Hotel Associates Lessee, LLC (“Gateway Hotel Lessee”), which leases the hotel from Gateway Hotel Associates. In addition, the Company has made a preferred equity investment of $2.2 million in Gateway Hotel Associates. The Company’s preferred investment bears interest at 30-day LIBOR plus 11% per annum. In December 2005, the joint venture entered into a $7.9 million construction-to-permanent first mortgage loan (See Note 12). Pursuant to FIN 46R, this joint venture is considered to be a VIE and the Company is considered to be the primary beneficiary. Accordingly, the results of operations and the balance sheet of this joint venture are consolidated in the Company’s consolidated financial statements pursuant to FIN 46R and all inter-company accounts are eliminated.
Operating Hotels
During 2004, the Company formed a joint venture, Winston Kansas City, LP, with U.S. Bancorp Community Development Corporation (“US Banc”) to acquire a historic residential building in Kansas City, MO. The property, which underwent extensive renovations in connection with its conversion into a 123-room Courtyard by Marriott hotel, opened on April 20, 2006. The joint venture is funding a portion of the development costs with borrowings under a mortgage loan (See Note 12). The Company currently owns a 0.21% interest in Winston Kansas City, LP, which owns the hotel, and a 100% interest in Barclay Holding, which leases the hotel from Winston Kansas City, LP. Excluding a 2% priority payment return on US Banc’s investment, substantially all of the profit or loss generated by the joint venture is allocated to the Company. Pursuant to FIN 46R, this joint venture is considered to be a VIE. The Company receives the majority of the operating results of the joint venture and is therefore the primary beneficiary of this joint venture. Accordingly, the results of operations and the balance sheet of this joint venture are consolidated in the Company’s consolidated financial statements pursuant to FIN 46R and all inter-company accounts are eliminated.
During 2005, the Company entered into a new joint venture, New Stanley Associates, LLLP (“Stanley Associates”), with Stanley Holdings, LLC to acquire the Stanley Hotel in Estes Park, CO. The joint venture acquired the Stanley Hotel on August 5, 2005 and simultaneously closed on a $13.0 million first mortgage loan to finance the acquisition (See Note 12). The Company currently owns a 60% interest in both Stanley Associates, which owns the hotel, and New Stanley Associates Lessee, LLC (“Stanley Lessee”), which leases the hotel from Stanley Associates. Pursuant to FIN 46R, these joint ventures are considered to be VIE’s and the Company is considered to be the primary beneficiary. Accordingly, the results of operations and the balance sheet of these joint ventures are consolidated in the Company’s consolidated financial statements pursuant to FIN 46R and all inter-company accounts are eliminated.
During 2005, the Company entered into a joint venture, 131 East Redwood (Tenant) LLC, with Redwood Center, LLC and Chevron TCI, Inc. The Company currently owns a 0.1% interest in the joint venture. The joint venture leases the Hampton Inn & Suites Baltimore Inner Harbor in Maryland from the Company. Pursuant to FIN 46R, this joint venture is considered to be a VIE. Excluding a priority payment and administrative fee totaling $120 per year payable to Chevron, TCI, Inc., the Company receives nearly all of the remaining net operating results from the operations of the hotel, and is therefore the primary beneficiary of this joint venture. Accordingly, the results of operations and the balance sheet of this joint venture are consolidated in the Company’s consolidated financial statements pursuant to FIN 46R and all inter-company accounts are eliminated.
During 2000, the Company entered into a joint venture, Marsh Landing Hotel Associates, LLC (“Marsh Landing Hotel Associates”), with Marsh Landing Investments, LLC to develop and own hotel properties. The Company currently owns a 49% interest in both Marsh Landing Hotel Associates, which owns the Ponte Vedra, Florida Hampton Inn, and Marsh Landing Lessee Company, LLC (“Marsh Landing Lessee”), which leases the hotel from Marsh Landing Hotel Associates. Marsh Landing Investments, LLC owns a 51% interest in each of Marsh Landing Hotel Associates and Marsh Landing Lessee. Marsh Landing Investments, LLC is owned by Mr. Charles M. Winston, Chairman of the Board, and his brother Mr. James H. Winston, a former member of the Board. Pursuant to FIN 46R, these joint ventures are considered to be VIE’s and the Company is considered to be the primary beneficiary. Accordingly, the results of operations and the balance sheet of these joint ventures are consolidated in the Company’s consolidated financial statements pursuant to FIN 46R and all inter-company accounts are eliminated.
During 2003, the Company entered into a joint venture, Chapel Hill Hotel Associates, LLC (“Chapel Hill Hotel Associates”), with Chapel Hill Investments, LLC to develop and own hotel properties. The Company currently owns a 48.78% interest in both Chapel Hill Hotel Associates, which owns the Chapel Hill Courtyard by Marriott (opened September 2004), and Chapel Hill Lessee Company, LLC (“Chapel Hill Lessee”), which leases the Chapel Hill Courtyard by Marriott from Chapel Hill Hotel Associates. Chapel Hill Investments, LLC owns a 51.22% interest in each of Chapel Hill Hotel Associates and Chapel Hill Lessee. The Company has also invested $1.3 million in exchange for a preferred equity interest in Chapel Hill Hotel Associates. The Company’s preferred investment bears interest at 30-day LIBOR plus 5.885%. Chapel Hill Investments, LLC is owned 52% by Charles M. Winston, Chairman of the Board, and his brother James H. Winston, a former member of the Board, collectively, and 48% by three other unaffiliated owners collectively. Pursuant to FIN 46R, these joint ventures are considered to be VIE’s and the Company is considered to be the primary beneficiary. Accordingly, the results of operations and the balance sheet of these joint ventures are consolidated in the Company’s consolidated financial statements pursuant to FIN 46R and all inter-company accounts are eliminated.

The following tables set forth a summary of the balance sheets as of September 30, 2006 and December 31, 2005 and the statements of operations for the three and nine months ended September 30, 2006 and 2005 for the consolidated joint ventures:

	September 30,	December 31,
	2006	2005
Gateway Hotel Associates, LLC
Assets	$9,082	$2,336
Liabilities	5,022	36

Equity	$4,060	$2,300

Winston Kansas City, LP
Assets	$25,777	$16,984
Liabilities	14,761	1,887

Equity	$11,016	$15,097

Stanley Associates
Assets	$18,256	$18,192
Liabilities	12,911	13,059

Equity	$5,345	$5,133

Stanley Lessee
Assets	$1,611	$789
Liabilities	800	650

Equity (deficit)	$811	$139

131 East Redwood (Tenant) LLC
Assets	$1,780	$1,372
Liabilities	608	428

Equity	$1,172	$944

Marsh Landing Hotel Associates
Assets	$6,747	$6,532
Liabilities	4,821	4,782

Equity	$1,926	$1,750

Marsh Landing Lessee
Assets	$379	$48
Liabilities	339	43

Equity	$40	$5

Chapel Hill Hotel Associates
Assets	$12,974	$13,431
Liabilities	10,407	10,712

Equity	$2,567	$2,719

Chapel Hill Lessee
Assets	$653	$151
Liabilities	336	68

Equity	$317	$83

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Gateway Hotel Associates, LLC
Revenue	$—	$—	$—	$—
Expense	188	—	195	—

Net loss	$(188)	$—	$(195)	$—

Winston Kansas City, LP
Revenue	$376	$—	$673	$—
Expense	548	—	1,169	—

Net loss	$(172)	$—	$(496)	$—

Stanley Associates
Revenue	$785	$426	$1,708	$426
Expense	674	278	1,495	278

Net income	$111	$148	$213	$148

Stanley Lessee
Revenue	$4,285	$2,105	$7,546	$2,105
Expense	3,155	1,707	6,874	1,707

Net income	$1,130	$398	$672	$398

131 East Redwood (Tenant) LLC
Revenue	$1,568	$450	$4,197	$450
Expense	1,387	415	3,968	415

Net income	$181	$35	$229	$35

Marsh Landing Hotel Associates
Revenue	$315	$270	$1,056	$983
Expense	215	223	626	654

Net income	$100	$47	$430	$329

Marsh Landing Lessee
Revenue	$768	$649	$2,561	$2,345
Expense	796	701	2,525	2,310

Net income (loss)	$(28)	$(52)	$36	$35

Chapel Hill Hotel Associates
Revenue	$544	$487	$1,670	$1,464
Expense	491	476	1,465	1,385

Net income	$53	$11	$205	$79

Chapel Hill Lessee
Revenue	$1,291	$1,155	$3,973	$3,458
Expense	1,225	1,125	3,739	3,340

Net income	$66	$30	$234	$118

The table above includes the income allocation to minority interest in consolidated joint ventures of an aggregate of $482 and $701 for the three and nine months ended September 30, 2006, respectively and $272 and $539 for the three and nine months ended September 30, 2005, respectively. Minority interest in consolidated joint ventures as of September 30, 2006 and December 31, 2005 was $6,793 and $6,449, respectively.

Unconsolidated Joint Ventures
Hotel Under Development
During 2006, the Company entered into a joint venture, Jacksonville Hotel Associates, LLC (“Jacksonville Associates”), with Skyline Hotel Investors, LLC (“Skyline”) to develop and own hotel properties. Jacksonville Associates plans to build a 120-room Courtyard by Marriott in Jacksonville, FL for approximately $14.6 million. The total equity investment in Jacksonville Associates is expected to be approximately $5.3 million. Jacksonville Associates expects to fund the remainder of the development costs with borrowings under a mortgage loan. Jacksonville Associates entered into a five-year construction-to-permanent first mortgage loan for $9.4 million, at a variable interest rate of 30-day LIBOR plus 2.6%. Interest is added to the principal balance during construction. Principal and interest payments will start two months after the final disbursement, based on a 25-year amortization schedule. Jacksonville Associates plans to open the hotel in the fourth quarter of 2007. The Company owns a 48% interest in both Jacksonville Hotel Associates, which will own the 120-room Courtyard by Marriott, and Jacksonville Lessee Company, LLC (“Jacksonville Lessee”), which will lease the hotel from Jacksonville Associates. Skyline owns a 52% interest in each of Jacksonville Associates and Jacksonville Lessee. Pursuant to FIN 46R, these joint ventures were not considered to be VIE’s. Therefore, the results of operations and the balance sheet of these joint ventures are not consolidated in the Company’s consolidated financial statements, but instead are accounted for under the equity method of accounting. As of September 30, 2006, total assets and stockholders’ equity of Jacksonville Associates were each approximately $2.4 million. As of September 30, 2006, the Company held equity of $1.1 million in Jacksonville Associates.
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
During 2006, the Company formed four joint ventures, which lease the three hotels from WCC Project Company LLC and the one hotel from WNC Project Company LLC. The ownership interest structure for the lessee joint ventures is the same as the structure for the hotel ownership joint ventures.
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
Under the terms of the operating agreement for each joint venture, the Company and its joint venture partner each must approve all major decisions, including refinancing or selling the respective hotels, making loans, changes in partners’ interests, entering into material contracts, purchasing or acquiring assets, and approving operating and capital expenditure budgets. The following tables set forth a summary of the balance sheet and statement of operations, including the Company’s share, related to the Charlesbank Venture as of September 30, 2006 and December 31, 2005 and for the three and nine months ended September 30, 2006 and 2005:

	September 30,	December 31,
	2006	2005

Gross fixed assets	$41,351	$40,791
Accumulated depreciation	(4,383)	(2,912)
Other assets	3,484	4,304

Total assets	40,452	42,183

Miscellaneous liabilities	4,401	4,053
Mortgage loans:
Ten-year loan collateralized by West Des Moines Fairfield Inn and Suites hotel, matures February 2013, with a 20-year amortization period, at an interest rate of 30-day LIBOR plus 3%	2,775	2,827
Five-year loan collateralized by Houston Springhill Suites hotel, matures October 2009, with a 20-year amortization period, at a fixed rate of 6.57% for $4.8 million of the original note, and a variable interest rate of 30-day LIBOR plus 3.8% for the remaining $4.9 million of the original note	9,267	9,423
Five-year loan collateralized by West Des Moines Springhill Suites hotel, matures July 2010, with a 20-year amortization period, at an interest rate of 90-day LIBOR plus 3.5%	4,623	4,704

Five-year loan collateralized by Shelton Courtyard by Marriott hotel, matures February 2007 with two additional one year extensions, interest only, at an interest rate of 30-day LIBOR plus 3.35%	9,000	9,000

Total liabilities	30,066	30,007

Equity	10,386	12,176

Company’s share of equity	1,640	1,644
Company’s additional basis	146	151

Investment in joint ventures	$1,786	$1,795

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Revenues	$3,971	$4,812	$12,088	$12,084
Hotel department expenses	(2,397)	(2,423)	(6,812)	(6,891)
Management fees	(65)	(246)	(351)	(588)
Undistributed and fixed expenses	(1,185)	(1,443)	(3,961)	(3,946)

Hotel net income	324	700	964	659

Charlesbank Venture’s 87% share of net income (loss)	282	609	839	573
Corporate charges	(45)	(83)	(153)	(219)

Charlesbank Venture net income	237	526	686	354
Winston’s 15% share of Charlesbank Venture net income	36	79	103	53
Amortization of investment true-up	(2)	(4)	(5)	(11)

Equity in income of unconsolidated joint ventures	$34	$75	$98	$42

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

	September 30,	December 31,
Notes receivable as of	2006	2005

$1.1 million mezzanine loan collateralized by the ownership interest in the entity that owns the Hilton Garden Inn in Atlanta (Sugarloaf) GA; matures December 2006; interest rate of 30-day LIBOR plus 7.36%, with interest-only payments through maturity, with additional interest of 2% of gross monthly revenues until maturity of which 25% is paid currently and 75% is accrued, at maturity Company will receive greater of accrued interest or 15% of the appreciation in value of the hotel	$1,080	$1,080

$2.4 million mezzanine loan collateralized by the ownership interest in the entity that owns the Sheraton hotel in Atlantic Beach, NC; matures February 2009; interest rate of 60-day LIBOR (with a 2% floor) plus 9%, with interest-only payments through maturity, with additional interest of 2% of outstanding principal balance accruing monthly	2,400	2,400

$5.5 million mezzanine loan collateralized by the ownership interest in the entity that owns the Residence Inn by Marriott in St. Louis, MO; matures October 2009; interest rate of 30-day LIBOR plus 10.25%, with interest only for the first two years of operations and interest and principal payments thereafter based on a ten year amortization schedule, with additional interest of 3% of outstanding principal balance accruing monthly	5,500	5,500

$6.0 million mezzanine loan collateralized by the ownership interest in the entity that owns the LaPosada de Santa Fe Resort in Santa Fe, NM; matures December 2007; interest rate of 30-day LIBOR plus 9%, with interest only payments until maturity	6,000	6,000

$1.4 million first mortgage loan collateralized by the Comfort Inn in Greenville, SC; matures January 2010; interest rate of prime plus 1.5%, with fixed principal payments of $6 plus interest until maturity (See Note 5)	1,312	1,366

$3.4 million mezzanine loan collateralized by the ownership interest in the entity that owns the Hampton Inn & Suites in Albany, NY; matures August 2011; interest rate of 30-day LIBOR plus 9.41%, with interest only payments until maturity, with additional interest of 4% accruing monthly until maturity	3,375	3,375

$2.8 million in B-notes purchased for $2.3 million; collateralized by second mortgages on the SpringHill Suites and TownePlace Suites in Boca Raton FL and the TownePlace Suites in Fort Lauderdale, FL; matures September 2011; effective interest rate of 9.3% (and a yield to maturity of 11.7%), interest and principal payments based on a six and one-half year amortization schedule	2,336	2,329

$2.0 million participation in a $20 million senior bridge loan collateralized by a hotel/condo project in Miami, FL; matures August 2007; interest rate of 11%, with interest only payments until maturity	2,000	2,000

$14.0 million from four mezzanine loans collateralized by senior participation interests in four loans to Walton Street Capital, which owns four Marriott Renaissance hotels; matures October 2008 with two one-year extensions; interest rate of 30-day LIBOR plus 4.5%, with interest only payments until maturity	14,000	14,000

	September 30,	December 31,
Notes receivable as of	2006	2005

$2.3 million B-note, of a $12 million total loan amount for a to-be-built 140-room Hilton Garden Inn in Columbia, SC; collateralized by a second mortgage on the hotel project; interest rate of 90-day LIBOR plus 6.12% during the construction period with a 6.00% accrual, and 90-day LIBOR plus 5.87% during year one with a 6.00% accrual and 90-day LIBOR plus 7.87% for years two through five of the permanent loan with a 4.00% accrual; to be funded ratably over the projected construction period	1,965	—

$1.7 million “B” note for a 122-room Hilton Garden Inn under construction in Tuscaloosa, AL; collateralized by a second mortgage on the hotel project; interest rate of 90-day LIBOR plus 7.63% during the construction period with a 3.29% accrual; thereafter the interest rate is 90-day LIBOR plus 7.43%, with a 3.29% accrual during the first year, and with no accrual thereafter; the accrual is due upon maturity, which is five years from the date the property opens to the general public; to be funded ratably over the projected construction period	529	—

$8.5 million five-year first mortgage for a 101-room Hampton Inn & Suites under construction in Murfreesboro, TN; interest rate of 30-day LIBOR plus 3.60%, with another 1.0% of the original principal balance accruing until the loan is paid in full; payments are interest only during construction of the hotel and the first 12 months of hotel operations and thereafter include principal payments based on a 25-year amortization period (a)	926	—

$20.3 million “B” note as part of a $66 million senior note to fund the $91.5 million refinance and refurbishment of the Lady Luck casino and adjacent hotel; interest at a fixed rate of 12.63% for two years with two one-year extensions	20,308	—

Total notes receivable	$61,731	$38,050

Total interest receivable related to notes	$2,017	$1,116

(a)	In October 2006, the Company sold $6.3 million of the $8.5 million Murfreesboro loan to GE Commercial Capital Corporation (“GECC”) and now holds a $2.2 million “B” note. The “B” note bears interest at 30-day LIBOR plus 6.05%; with an additional 3.86% accrual per annum. On October 2, 2006 GECC funded their pro rata share of $0.7 million, leaving the Company’s funding of the “B” note at $0.2 million. The Company is obligated to fund the remaining $2.0 million balance of the “B” note ratably over the projected construction period, which is expected to continue through the second quarter of 2007.
At September 30, 2006 and December 31, 2005, 30-day LIBOR was 5.32% and 4.39%, respectively. At September 30, 2006 and December 31, 2005, 60-day LIBOR was 5.35% and 4.48%, respectively. At September 30, 2006 and December 31, 2005, 90-day LIBOR was 5.37% and 4.54%, respectively. At September 30, 2006 and December 31, 2005, the prime interest rate was 8.25% and 7.25%, respectively.
8. INCOME TAXES
The income tax expense for the three months ended September 30, 2006 included a federal income tax expense of $722 and a state income tax expense of $85. The income tax expense for the nine months ended September 30, 2006 included a federal income tax expense of $1,404 and a state income tax expense of $165. The income tax expense for the three months ended September 30, 2005 consists of a federal income tax expense of $318 and a state income tax expense of $37. The income tax expense for the nine months ended September 30, 2005 consists of a federal income tax expense of $454 and a state income tax expense of $53. These tax expenses were calculated using an effective tax rate of 38% applied to the net income (loss) of Barclay. The Company believes that Barclay will generate sufficient future taxable income to realize the net deferred tax asset.

9. EARNINGS PER SHARE
Net income (loss) per common share is computed by dividing net income (loss) applicable to common shareholders by the weighted-average number of common shares outstanding during the period. Net income (loss) per common share assuming dilution is computed by dividing net income (loss) available to common shareholders plus income (loss) allocated to minority interest by the weighted-average number of common shares assuming dilution during the period. Weighted average number of common shares assuming dilution includes common shares and dilutive common share equivalents, including redeemable limited partnership units, stock options, and unvested stock grants.
The following is a reconciliation of the amounts used in calculating basic and fully diluted income (loss) per common share for the three and nine months ended September 30, 2006 and 2005:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Income from continuing operations	$6,218	$4,881	$9,234	$12,760
Less: preferred stock distributions	(1,840)	(1,840)	(5,520)	(5,520)

Income from continuing operations available to common shareholders	$4,378	$3,041	$3,714	$7,240

Income (loss) from discontinued operations	$7,061	$(11,789)	$15,891	$(10,914)

Net income (loss) available to common shareholders	11,439	(8,748)	19,605	(3,674)
Plus: income from continuing operations allocated to minority interest	206	146	175	354
Plus: income (loss) from discontinued operations allocated to minority interest	324	(578)	750	(537)

Net income (loss) available to common shareholders assuming dilution	$11,969	$(9,180)	$20,530	$(3,857)

Weighted average number of common shares basic	27,500	26,314	26,803	26,298
Minority interest units with redemption rights	1,298	1,298	1,298	1,298
Stock options and unvested stock grants	130	8	150	13

Weighted average number of common shares assuming dilution	28,928	27,620	28,251	27,609

Earnings per share — basic and diluted
Income from continuing operations available to common shareholders	$0.16	$0.12	$0.14	$0.28
Income (loss) from discontinued operations	0.25	(0.45)	0.59	(0.42)

Net income (loss) available to common shareholders	$0.41	$(0.33)	$0.73	$(0.14)

During the first three quarters of each of 2006 and 2005, the Company declared quarterly cash dividends of $0.15 per common share and $0.50 per Series B preferred share.

10. STOCK INCENTIVE PLAN
The Winston Hotels, Inc. Stock Incentive Plan (the “Plan”) permits the grant of incentive or nonqualified stock options, stock appreciation rights, stock awards and performance shares to eligible participants. As of September 30, 2006 the Plan had 1,704,049 shares available for future issuance. Stock options and stock awards are granted upon approval of the Compensation Committee of the Board and generally are subject to vesting over a period of four years.
In December 2004, the FASB issued SFAS No. 123R, which revises SFAS No. 123, “Accounting for Stock-Based Compensation,” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“SFAS 123R”). The key requirement of SFAS 123R is that the cost of share-based awards to employees will be measured based on an award’s fair value at the grant date, with such cost to be amortized over the appropriate service period, net of estimated forfeitures. Previously, entities could elect to continue accounting for such awards at their grant date intrinsic value under APB Opinion No. 25, and the Company made that election. The intrinsic value method resulted in the Company recording no compensation expense for stock options granted to employees. The Company adopted SFAS 123R as of January 1, 2006 using the modified prospective method. The adoption of SFAS No. 123R did not have an impact on the Company’s income, earnings per share or presentation of cash flows for the three or nine months ended September 30, 2006. The Company’s Consolidated Statement of Shareholders’ Equity and the equity section of the Company’s Consolidated Balance Sheet were impacted by the reclassification of unearned compensation required by SFAS No. 123R.
Options
No options have been granted since 2000 and all options granted prior to that date were vested by the year ended December 31, 2004. The exercise price of incentive stock options is generally the market price of the Company’s common stock on the date of grant. The following table summarizes information about the stock options outstanding at September 30, 2006:

Exercise Price	Options Outstanding	Options Exercisable	Remaining Contractual Life

$ 9.38	10,000	10,000	Expire on May 18, 2009

A summary of the status of stock options under the Plan as of September 30, 2006 and changes since December 31, 2005 are presented below:

		Weighted Average
	Shares	Exercise Price

Outstanding at December 31, 2005	100,000	$11.18
Forfeited	(90,000)	$11.38

Outstanding at September 30, 2006	10,000	$9.38

Options exercisable at September 30, 2006	10,000

Share Awards
The Plan allows the Company to grant shares of restricted common stock to executives and employees. Long-term incentives for executive compensation, which generally take the form of restricted stock awards, are provided primarily pursuant to the Plan, which is administered by the Compensation Committee. Awards of restricted stock under the Plan are based on comparisons to incentives offered among a peer group of REITs. The restricted shares generally vest 20% immediately and 20% on the anniversary of the grant date over each of the next four years. Compensation expense, which is based on the closing sale price for the Company’s common stock on the grant date, is recognized over the applicable vesting period, with corresponding increases in common stock and additional paid-in capital. As a result of the adoption of SFAS No. 123R, on a prospective basis, the Company will not show unearned restricted shares as a negative component of shareholders’ equity; rather, such amounts will be included in the determination of common stock and additional paid-in capital presented in the Consolidated Balance Sheets. A summary of the status of unearned restricted shares under the Plan as of September 30, 2006 and changes since December 31, 2005 are presented below:

	Number of	Weighted Average
	Shares	Grant-Date Fair Value
	(in thousands)	Per Share	Fair Value

Non-vested at December 31, 2005	136	$10.69	$1,454
Granted	293	$9.75	$2,856
Vested	(144)	$9.92	$(1,428)
Forfeited	(11)	$10.18	$(112)

Non-vested at September 30, 2006	274	$10.11	$2,770

The Company’s compensation costs under the stock-based compensation plan were $1,428 and $772 for the nine months ended September 30, 2006 and 2005, respectively. Of these compensation costs, approximately $227 and $89 were capitalized for the nine months ended September 30, 2006 and 2005, respectively, as investment in hotel properties in accordance with the provisions of FASB 67 “Accounting for Costs and Initial Rental Operations of Real Estate Projects”. At September 30, 2006, there was $2,770 of total unrecognized compensation cost related to nonvested stock-based compensation plan awards, which is expected to be recognized over a weighted-average period of approximately 2 years. Recipients of the awards of common stock have the option to defer ownership of, and tax obligations on the value of, the stock until a future date. In doing so, the Company retains ownership of the common stock for the benefit of the employee, and records treasury stock with an offsetting liability to the recipient, since the Company’s obligation can only be settled through the issuance of common stock. Both of these accounts offset each other within the Company’s shareholders’ equity. The total cost value of the shares deferred totaled $5.9 million and $3.2 million as of September 30, 2006 and December 31, 2005, respectively.
11. SEGMENT REPORTING
The Company presently operates in two business segments within the hotel lodging industry: Hotel Ownership and Hotel Financing. Hotel Ownership refers to owning hotels directly or through joint ventures and includes our and our joint ventures’ development activities. Hotel Financing refers to owning hotel-related loans through origination or acquisition. The Company does not allocate certain corporate-level accounts to its operating segments, including corporate general and administrative expenses, interest and other income unrelated to notes receivable and minority interest in the Partnership. Aside from the Company’s portfolio of notes receivable and related interest receivable, all assets of the Company relate to the Hotel Ownership segment. In addition, all capital expenditures incurred by the Company relate to the Hotel Ownership segment. Financial information related to the Company’s reportable segments for the three and nine months ended September 30, 2006 and 2005 was as follows:

Three Months Ended September 30, 2006:

	Hotel	Hotel
	Ownership	Financing	Corporate	Consolidated
Operating revenues	$47,900	$—	$—	$47,900
Operating expenses	(29,654)	(1)	(2,809)	(32,464)
Depreciation and amortization	(5,906)	—	—	(5,906)
Interest and other income	—	2,151	173	2,324
Interest expense	(2,774)	(1,302)	—	(4,076)

Income (loss) before allocation to minority interest in Partnership, allocation to minority interest in consolidated joint ventures, income taxes, and equity in income of unconsolidated joint ventures	9,566	848	(2,636)	7,778
Income allocation to minority interest in Partnership	—	—	(206)	(206)
Income allocation to minority interest in consolidated joint ventures	(482)	—	—	(482)
Income tax expense	(906)	—	—	(906)
Equity in income of unconsolidated joint ventures	34	—	—	34

Income (loss) from continuing operations	$8,212	$848	$(2,842)	$6,218

Income from discontinued operations				7,061

Net income				$13,279

Total assets (as of September 30, 2006)	$488,963	$63,748	$—	$552,711

Three Months Ended September 30, 2005:

	Hotel	Hotel
	Ownership	Financing	Corporate	Consolidated
Operating revenues	$36,145	$—	$—	$36,145
Operating expenses	(22,949)	(2)	(2,259)	(25,210)
Depreciation and amortization	(4,613)	—	—	(4,613)
Interest and other income	—	1,973	89	2,062
Interest expense	(2,370)	(452)	—	(2,822)

Income (loss) before allocation to minority interest in Partnership, allocation to minority interest in consolidated joint ventures, income taxes, and equity in income of unconsolidated joint ventures	6,213	1,519	(2,170)	5,562
Income allocation to minority interest in Partnership	—	—	(146)	(146)
Income allocation to minority interest in consolidated joint ventures	(272)	—	—	(272)
Income tax expense	(338)	—	—	(338)
Equity in income of unconsolidated joint ventures	75	—	—	75

Income (loss) from continuing operations	$5,678	$1,519	$(2,316)	$4,881

Loss from discontinued operations				(11,789)

Net loss				$(6,908)

Total assets (as of September 30, 2005)	$429,428	$33,373	$—	$462,801

Nine Months Ended September 30, 2006:

	Hotel	Hotel
	Ownership	Financing	Corporate	Consolidated
Operating revenues	$134,530	$—	$—	$134,530
Operating expenses	(85,495)	(2)	(8,334)	(93,831)
Depreciation and amortization	(17,210)	—	—	(17,210)
Extinguishment of debt	—	—	(3,961)	(3,961)
Interest and other income	—	5,219	511	5,730
Interest expense	(10,498)	(2,928)	—	(13,426)

Income (loss) before allocation to minority interest in Partnership, allocation to minority interest in consolidated joint ventures, income taxes, and equity in income of unconsolidated joint ventures	21,327	2,289	(11,784)	11,832
Income allocation to minority interest in Partnership	—	—	(175)	(175)
Income allocation to minority interest in consolidated joint ventures	(701)	—	—	(701)
Income tax expense	(1,820)	—	—	(1,820)
Equity in income of unconsolidated joint ventures	98	—	—	98

Income (loss) from continuing operations	$18,904	$2,289	$(11,959)	$9,234

Income from discontinued operations				15,891

Net income				$25,125

Nine Months Ended September 30, 2005:

	Hotel	Hotel
	Ownership	Financing	Corporate	Consolidated
Operating revenues	$102,140	$—	$—	$102,140
Operating expenses	(65,912)	(9)	(6,142)	(72,063)
Depreciation and amortization	(13,109)	—	—	(13,109)
Interest and other income	—	4,587	222	4,809
Interest expense	(6,381)	(1,271)	—	(7,652)

Income (loss) before allocation to minority interest in Partnership, allocation to minority interest in consolidated joint ventures, income taxes, and equity in income of unconsolidated joint ventures	16,738	3,307	(5,920)	14,125
Income allocation to minority interest in Partnership	—	—	(354)	(354)
Income allocation to minority interest in consolidated joint ventures	(539)	—	—	(539)
Income tax expense	(514)	—	—	(514)
Equity in income of unconsolidated joint ventures	42	—	—	42

Income (loss) from continuing operations	$15,727	$3,307	$(6,274)	$12,760

Loss from discontinued operations				(10,914)

Net income				$1,846

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
In May 2006, the Company entered into a new 10-year $176 million CMBS loan and used part of the proceeds to defease the remaining $61.3 million balance of the Company’s $71 million ten-year 7.375% fixed-rate debt secured by real property holdings. In order to accomplish this, the Company purchased $64.5 million of US Government treasury securities (“the Treasury Securities”) sufficient to make the monthly debt service payments and the principal payment due under the loan agreement. The Treasury Securities were then substituted for the real property holdings that originally served as collateral for the loan. As part of the defeasance, the Treasury Securities and the debt were transferred to a Special Purpose Entity (“SPE”), which became “liable” for all obligations under the original debt. The difference between the amount of securities purchased and the debt paid down, which totaled $3.2 million, was recorded as an “extinguishment of debt” in the Consolidated Statements of Operations, which also includes a $0.5 million write-off of related deferred expenses.
At September 30, 2006 and December 31, 2005, 30-day LIBOR was 5.32% and 4.39%, respectively. At September 30, 2006 and December 31, 2005, 60-day LIBOR was 5.35% and 4.48%, respectively. At September 30, 2006 and December 31, 2005, 90-day LIBOR was 5.37% and 4.54%, respectively. All of the Company’s mortgage loans are non-recourse, except for the loan collateralized by the Hilton Garden Inn hotel under construction in Wilmington, NC.
At September 30, 2006, the Company’s mortgage loans consisted of the following:

	September 30,	December 31,
	2006	2005

Collateralized by wholly-owned hotels
Ten-year loan with GECC collateralized by 14 hotels, matures December 1, 2008, with a 25-year amortization period, at a fixed interest rate of 7.375%, with interest and principal payments, defeased May 2006 (see above).	$—	$61,957
Ten-year loan with GECC collateralized by the Evanston Hilton Garden Inn hotel, matures August 1, 2011, with a 10-year amortization period, at a variable interest rate of 30-day LIBOR plus 3%, with interest and principal payments, paid off May 2006 (see above).	—	11,344
Sixteen ten-year CMBS loans collateralized by 16 hotels, at a fixed interest rate of 5.94%, interest only for four years and thereafter require total monthly interest and principal payments on a 30-year amortization period.	176,000	—
Five-year construction-to-permanent first mortgage loan for $12.7 million, collateralized by the Homewood Suites hotel in Princeton, NJ, expected to open during November 2006, at a variable interest rate of 90-day LIBOR plus 2.85% during construction with the spread changing to 2.6% thereafter, interest is added to principal during construction, principal and interest payments starting two months after the final disbursement, based on a 25-year amortization period.	6,930	—
Five-year recourse construction-to-permanent first mortgage loan for $9.0 million, collateralized by the Hilton Garden Inn hotel under construction in Wilmington, NC, at a variable interest rate of 30-day LIBOR plus 1.8%, interest added to principal during construction, principal and interest payments starting on May 1, 2008, matures April 1, 2011.	593	—
Collateralized by joint venture hotels (see Note 6)
Construction loan converted to permanent loan on March 8, 2005, collateralized by the Chapel Hill Courtyard by Marriott hotel, matures March 8, 2010, with a 20-year amortization period, at a variable interest rate of 30-day LIBOR plus 3.8% converted to a fixed interest rate of 7.51% on March 8, 2005, with interest and principal payments.	8,749	8,907
Ten-year loan with GECC collateralized by the Ponte Vedra Hampton Inn hotel, matures February 1, 2011, with a 10-year amortization period, at a variable interest rate of 30-day LIBOR plus 3%, with interest and principal payments.	4,682	4,751
Five-year loan collateralized by the Stanley hotel, matures August 11, 2010, with a 10-year amortization period, at a fixed interest rate of 6.19%, with interest and principal payments.	12,750	12,915
Five-year construction-to-permanent first mortgage loan for $10.9 million, collateralized by the Courtyard by Marriott hotel in Kansas City, MO, at a variable interest rate of 90-day LIBOR plus 3.50% (reduced to 1.75% on October 31, 2006), interest is added to principal during construction, principal and interest payments starting two months after the final disbursement are based on a 20-year amortization period.	10,160	—
Five-year construction-to-permanent first mortgage loan for $7.9 million, collateralized by the Hilton Garden Inn hotel in Akron, OH, at a variable interest rate of 90-day LIBOR plus 3.0%, interest added to principal during construction, principal and interest payments starting two months after the final disbursement, based on a 20-year amortization schedule.	3,954	—

Total	$223,818	$99,874

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations ($ in thousands except room revenue statistics)
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
OVERVIEW
Winston Hotels, Inc. (the “Company,” “we,” “our,” or “us”), headquartered in Raleigh, North Carolina, owns and develops hotel properties directly and through joint ventures, originates and acquires hotel loans, and provides hotel development and asset management services to third parties. The Company operates so as to qualify as a real estate investment trust (“REIT”) for federal income tax purposes. The Company operates in two business segments within the lodging industry: Hotel Ownership and Hotel Financing. The Hotel Ownership segment and Hotel Financing segment revenues for the three months ended September 30, 2006, were $47.9 million and $2.2 million, respectively. The Hotel Ownership segment and Hotel Financing segment revenues for the nine months ended September 30, 2006, were $134.5 million and $5.2 million, respectively. The Hotel Ownership segment and Hotel Financing segment total assets as of September 30, 2006, were $489.0 million and $63.7 million, respectively.
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
The Company uses several key indicators to evaluate the performance of its Hotel Ownership business, primarily revenue per available room (“RevPAR”) and gross operating profit margin.
RevPAR is a commonly used measure within the hotel industry to evaluate hotel operations. RevPAR is determined by multiplying the average daily rate (“ADR”) (which is the actual daily revenue at a hotel divided by the total number of rooms sold) by occupancy percentage for any given period. RevPAR does not include food and beverage or other ancillary revenues, such as parking, telephone, or other guest services generated by the property. Over the past two years, strong economic growth in the United States economy combined with improved business demand led to RevPAR growth throughout the lodging industry. Excluding discontinued operations, the Company’s RevPAR for the three months ended September 30, 2006 increased to $74.63, or 13.0%, from $66.06 for the three months ended September 30, 2005 due primarily to improving market conditions. Excluding discontinued operations, the Company’s RevPAR for the nine months ended September 30, 2006 increased to $72.28, or 11.4%, from $64.89 for the nine months ended September 30, 2005. The Company has significant fixed costs associated with owning and operating hotels, which do not necessarily decrease when market factors cause a reduction in revenue for the property. As a result, changes in RevPAR can result in a greater percentage change in the Company’s earnings and cash flows.
Gross operating profit margin is defined as hotel revenues minus hotel operating costs before property taxes, insurance and management fees, divided by hotel revenues. Excluding discontinued operations, gross operating profit margins for the three and nine months ended September 30, 2006 increased 150 basis points to 46.2% from 44.7% and 60 basis points to 44.2% from 43.6%, respectively, for the same periods in the previous year. These increases are primarily due to higher revenues, improvements in labor costs, maintenance and general repairs expenses, room operating supplies/expenses and a number of recently implemented energy-saving measures. These costs were partially offset by significant pressure from hotels that were negatively impacted by renovations, rising fuel prices, franchise fees and higher guest frequency program costs.
Excluding discontinued operations as well as the operating results of the eight hotels acquired in 2005, the one hotel opened in April 2006 and the one hotel acquired in August 2006, for the three months ended September 30, 2006 and 2005 (i) RevPAR increased 11.4% to $71.84 from $64.50; and (ii) gross operating profit margins increased 100 basis points to 45.2% from 44.2%. Excluding discontinued operations as well as the operating results of these ten new hotels, for the nine months ended September 30, 2006 and 2005 (i) RevPAR increased 11.3% to $71.62 from $64.35; and (ii) gross operating profit margins increased 90 basis points to 44.5% from 43.6%.
Hotel Financing
The Company’s Hotel Financing segment generates interest income from hotel loans that it originates or acquires. As of September 30, 2006, the Company had thirteen loans outstanding, representing loans receivable totaling $61.7 million and related interest receivable totaling $2.0 million (See Note 7 to the Consolidated Financial Statements). The Company does not hold an ownership interest in any of the hotels for which it has provided financing. The Company plans to continue to expand its hotel lending business in the future. The Company’s hotel loan program is designed to provide loans to the hotel industry, primarily by either originating single loans, purchasing participations or subordinate pieces of loans originated by others or through the purchase of the first loss piece of collateralized mortgage backed securities (“CMBS”) transactions, which typically contain mortgage loans on multiple hotel properties. The first loss piece consists of mortgage loans collateralized by some of the respective underlying hotels but which are not included in the CMBS pool. However, the Company may also issue whole loans and then potentially sell the senior portion of the loan. The Company’s loan amount is typically 10% to 25% of the project’s all-in cost, ranging from approximately $1 million to approximately $25 million. The Company will primarily provide financing between 60% and 85% of the lesser of the project’s all-in cost or fair market value. Loans will typically be issued for hotels with between 100 and 450 rooms. We continue to seek additional prudent financing opportunities where the Company can capitalize on its hotel underwriting and development expertise. The Company expects to use a portion of the availability under its $215 million line of credit (the “GE Line”) with General Electric Capital Corporation (“GECC”), its $50 million repurchase agreement (the “Marathon Repurchase Agreement”) with Marathon Structured Finance Fund, LP (“Marathon”) and other financings to provide loans to the hotel industry.
Strategy and Forecasted Operating Conditions
Based on our primary business objectives and forecasted operating conditions, our key priorities or financial strategies include, among other things:
Improving Results at Our Hotels.
•	The Company seeks to direct our hotel managers to increase revenues and minimize operating costs. Forecasts for the lodging industry continue to be favorable and the Company believes the strong fundamentals in the lodging industry create the opportunity for improvement in the operating results of its hotels for the remainder of 2006 and into 2007.

•	The Company also implements selective capital improvements designed to increase profitability consistent with franchisor standards and mandates. During the nine months ended September 30, 2006, the Company spent approximately $9.6 million for capital improvements at its hotels. The Company expects to fund an additional $3.5 million of capital expenditures for improvements at its hotels during the remainder of 2006.

Improving Our Hotel Portfolio.
•	The Company is focused on acquiring hotels with a favorable current yield and an opportunity for appreciation. The Company primarily focuses on acquiring additional hotels, or ownership interests in hotels, with strong national franchise affiliations or hotel properties with the potential to obtain these franchise affiliations or boutique non-franchised hotels in the “premium limited service,” “full service,” “extended stay,” “mid-scale without food and beverage,” “upscale,” and “upper upscale” market segments. In August 2006, the Company acquired the 121-room Courtyard by Marriott in St. Charles, Ill. for $9.2 million. In August 2006, the Company announced the entry into definitive agreements to acquire two hotels in New York City, New York for an aggregate purchase price of $110 million. Located in the Tribeca and Chelsea area, the hotels currently are under construction and are expected to open during the 2007 first quarter. The Company has been approved by Hilton Hotels Corporation for a Hilton Garden Inn franchise for the Tribeca hotel and negotiations are underway with Hilton to brand the Chelsea hotel as a Hilton Garden Inn.
•	The Company also has the in-house capability to develop hotels. In April 2006, the Company completed the conversion of a former historic residential building in Kansas City, MO into a 123-room Courtyard by Marriott hotel. On November 2, 2006, one of the Company’s joint ventures opened a 121-room Hilton Garden Inn at Gateway Corporate Park, adjacent to the Akron-Canton Airport in Green, OH. The Company expects to open a 142-room Homewood Suites hotel in Princeton, N.J. during the month of November. The Company expects one more hotel currently under development to open in the first quarter of 2007 and another to open in late 2007. The Company also has entered into a joint venture that is developing a 120-room Courtyard by Marriott hotel in Jacksonville, Fla., which is expected to open in late 2007. The Company has also been designated a preferred developer for the new select-service aloft brand by Starwood Hotels and Resorts Worldwide, Inc. (aloft) and is currently reviewing several potential development sites on which it can build and own aloft-branded hotels. The Company is continually looking to develop additional hotel properties.

•	The Company intends to sell older, underperforming hotels or hotels that the Company believes no longer meet the Company’s yield objectives and to invest the funds in selected hotel acquisitions, hotel developments and hotel loans. During the nine months ended September 30, 2006, the Company sold the Alpharetta, GA Homewood Suites, the West Springfield, MA Hampton Inn, the Dallas, TX Holiday Inn Select, the Boone, NC Hampton Inn, the Wilmington, NC Comfort Inn and the Southlake, GA Hampton Inn. The Company realized aggregate net proceeds on hotel sales during the nine months ended September 30, 2006 of $42.6 million, resulting in an aggregate net gain of $15.3 million.
Expanding Our Hotel Loan Program.
•	A key element of the Company’s strategy is originating or acquiring hotel loans. The Company has an active pipeline to originate or acquire additional hotel loans during 2006. During 2005, the Company announced a program with GE Commercial Franchise Finance (“GEFF”) to provide a highly streamlined, cost-effective loan program for hoteliers. In 2006, the Company closed on its first two loans in conjunction with this program and expects to loan a total of $4.0 million during the construction of the respective hotels, of which the Company had loaned $2.5 million as of September 30, 2006. In May 2006, the Company also provided a $20.3 million “B” note as part of a $66 million senior note. In June 2006, the Company closed on an $8.5 million construction-to-permanent loan to finance a 101-room Hampton Inn & Suites in Murfreesboro, TN. In October 2006, the Company sold $6.3 million of the $8.5 million Murfreesboro loan to GECC and now holds a $2.2 million “B” note.
The Company has active pipelines in each of its business segments and anticipates consummating accretive transactions during the remainder of 2006 and into 2007. However, timing of complex financings, acquisitions and development transactions is very difficult to predict with reasonable accuracy.

Results of Operations for the Three and Nine Months Ended September 30, 2006 versus the Three and Nine Months Ended September 30, 2005
HOTEL OWNERSHIP SEGMENT
Revenues
The following table illustrates key operating statistics of our portfolio:

	Three Months Ended September 30, (a)					Nine Months Ended September 30, (a)
					2006 vs.					2006 vs.
			2006 vs.		2005					2005
			2005		Percentage			2006 vs.		Percentage
	2006	2005	Change		Change	2006	2005	2005 Change		Change

Hotel room revenues	$42,321	$32,121	$10,200		31.8%	$120,293	$92,225	$28,068		30.4%
RevPAR	$74.63	$66.06	$8.57		13.0%	$72.28	$64.89	$7.39		11.4%
Occupancy	72.6%	70.8%	1.8%		2.5%	72.2%	70.8%	1.4%		2.0%
Average daily rate (ADR)	$102.85	$93.33	$9.52		10.2%	$100.05	$91.63	$8.42		9.2%
Operating Margin	46.2%	44.7%	150	bps		44.2%	43.6%	60	bps

(a)	Includes all owned or partially owned consolidated hotels, excluding discontinued operations as of September 30, 2006.
The following table illustrates key operating statistics of our portfolio, excluding the “New Hotels”:

	Three Months Ended September 30, (b)					Nine Months Ended September 30, (b)
					2006 vs.					2006 vs.
			2006 vs.		2005					2005
			2005		Percentage			2006 vs.		Percentage
	2006	2005	Change		Change	2006	2005	2005 Change		Change

Hotel room revenues	$33,778	$30,629	$3,149		10.3%	$99,926	$90,733	$9,193		10.1%
RevPAR	$71.84	$64.50	$7.34		11.4%	$71.62	$64.35	$7.27		11.3%
Occupancy	71.8%	70.7%	1.1%		1.6%	72.6%	70.8%	1.8%		2.5%
Average daily rate (ADR)	$100.00	$91.24	$8.76		9.6%	$98.60	$90.91	$7.69		8.5%
Operating Margin	45.2%	44.2%	100	bps		44.5%	43.6%	90	bps

(b)	Includes all owned or partially owned consolidated hotels, excluding discontinued operations as of September 30, 2006 and excluding the New Hotels (defined below).
Room – Room revenues were $42,321 and $120,293 for the three and nine months ended September 30, 2006, which represents a $10,200 and a $28,068 increase, respectively, compared to the same period for the previous year. In August 2006, the Company acquired the 121-room Courtyard by Marriott in St. Charles, Ill. In April 2006, one of the joint ventures in which the Company has invested opened the 123-room Courtyard by Marriott in Kansas City, MO. In August 2005, another of the joint ventures in which the Company has invested, purchased the 138-room Stanley Hotel in Estes Park, Colorado. In September 2005, the Company acquired the 116-room Hampton Inn & Suites Baltimore Inner Harbor in Maryland. In October 2005, the Company acquired six hotels with an aggregate of 698 rooms, including five Towneplace Suites hotels and one Courtyard by Marriott hotel. These hotels are collectively referred to herein as the “New Hotels”. The increase in room revenue generated by the New Hotels for the three and nine months ended September 30, 2006, compared to the same period for the previous year, totaled $7,051 and $18,875, respectively.
The increase in room revenues for the three months ended September 30, 2006, excluding the New Hotels, was due in part to a RevPAR increase of 11.4% to $71.84 from $64.50; caused by (i) an occupancy rate increase of 1.6% to 71.8% from 70.7% and (ii) an ADR increase of 9.6%, to $100.00 from $91.24. The increase in room revenues for the nine months ended September 30, 2006, excluding the New Hotels, was due in part to a RevPAR increase of 11.3% to $71.62 from $64.35; caused by (i) an occupancy rates increase of 2.5% to 72.6% from 70.8% and (ii) an ADR increase of 8.5%, to $98.60 from $90.91. During the three and nine months ended September 30, 2006, strong economic growth combined with improved business demand contributed to the growth in RevPAR.

Food and Beverage – Food and beverage revenues were $4,062 and $10,074 for the three and nine months ended September 30, 2006, which represents a $1,061 and a $3,001 increase, respectively, compared to the same period for the previous year. The increase generated by the New Hotels for the three and nine months ended September 30, 2006, compared to the same period for the previous year, totaled $1,044 and $2,674, respectively. The remaining increase was driven by increased occupancy in our “mid-scale with food and beverage” and “upscale” hotels.
Other Operating Departments – Other operating departments’ revenues were $1,457 and $4,000 for the three and nine months ended September 30, 2006, which represents a $497 and a $1,345 increase, respectively, compared to the same period for the previous year. The increase generated by the New Hotels for the three and nine months ended September 30, 2006, compared to the same period for the previous year, totaled $334 and $967, respectively. The remaining increase was due primarily to increases in miscellaneous revenues, including movie and video sales and banquet revenues, offset by lower telephone revenue as cellular phone use continues to reduce the demand for this service.
Expenses
Rooms – Rooms expenses were $8,543 and $24,775 for the three and nine months ended September 30, 2006, which represents a $1,801 and a $4,982 increase, respectively, compared to the same period for the previous year. The increase generated by the New Hotels for the three and nine months ended September 30, 2006, compared to the same period for the previous year, totaled $1,442 and $4,201, respectively. The remaining increase in rooms expenses was due primarily to increases in labor costs and travel agent commissions consistent with the increase in room revenue.
Food and Beverage – Food and beverage expenses were $2,637 and $7,166 for the three and nine months ended September 30, 2006, which represents a $471 and a $1,825 increase, respectively, compared to the same period for the previous year. The increase generated by the New Hotels for the three and nine months ended September 30, 2006, compared to the same period for the previous year, totaled $497 and $1,626, respectively. The remaining changes in food and beverage expenses were due primarily to increases in labor costs.
Other Operating Departments – Other operating department costs were $1,063 and $2,865 for the three and nine months ended September 30, 2006, which represents a $354 and a $922 increase, respectively, compared to the same period for the previous year. The increase generated by the New Hotels for the three and nine months ended September 30, 2006, compared to the same period for the previous year, totaled $221 and $629, respectively. The remaining increase was due primarily to increases in miscellaneous expenses, including movie and video rentals, gift shop expenses and banquet expenses.
Property Operating – Property operating costs were $8,838 and $25,686 for the three and nine months ended September 30, 2006, which represents a $2,132 and a $6,285 increase, respectively, compared to the same period for the previous year. The increase generated by the New Hotels for the three and nine months ended September 30, 2006, compared to the same period for the previous year, totaled $1,422 and $4,228, respectively. The remaining increase was primarily due to increases in administrative and general expense for labor and credit card commissions, in sales and marketing expense for labor and frequent flyer discounts and in utility costs.
Real Estate Taxes and Property and Casualty Insurance – Real estate taxes and property casualty insurance costs were $2,008 and $5,831 for the three and nine months ended September 30, 2006, which represents a $342 and an $874 increase, respectively, compared to the same period for the previous year. The increase generated by the New Hotels for the three and nine months ended September 30, 2006, compared to the same period for the previous year, totaled $231 and $733, respectively. Excluding the impact of the New Hotels, costs were relatively consistent with the prior year.
Franchise Costs – Franchise costs were $2,856 and $8,224 for the three and nine months ended September 30, 2006, which represents a $527 and a $1,564 increase, respectively, compared to the same period for the previous year. The increase generated by the New Hotels for the three and nine months ended September 30, 2006, compared to the same period for the previous year, totaled $200 and $470, respectively. The remaining increase was primarily due to an increase in revenue and an increase in the franchise rate incurred for the Company’s Hilton Garden Inn hotels.
Maintenance and Repair Costs – Maintenance and repair costs were $2,139 and $6,339 for the three and nine months ended September 30, 2006, which represents a $413 and a $1,231 increase, respectively, compared to the same period for the previous year. The increase generated by the New Hotels for the three and nine months ended September 30, 2006, compared to the same period for the previous year, totaled $369 and $1,159, respectively. Excluding the impact of the New Hotels, costs were consistent with prior year.
Management Fees – Management fees were $1,570 and $4,609 for the three and nine months ended September 30, 2006, which represents a $665 and a $1,900 increase, respectively, compared to the same period for the previous year. The increase generated by the New Hotels for the three and nine months ended September 30, 2006, compared to the same period for the previous year, totaled $433 and $1,251, respectively. The remaining increase was primarily due to higher room revenue and slightly higher management fees.
Depreciation and Amortization – Depreciation expenses were $5,383 and $15,680 for the three and nine months ended September 30, 2006, which represents a $1,175 and a $3,612 increase, respectively, compared to the same period for the previous year. The increase generated by the New Hotels for the three and nine months ended September 30, 2006, compared to the same period for the previous year, totaled $806 and $2,181, respectively. The remaining increase was due to capital improvement additions outpacing the amount of assets exceeding their useful life. Amortization expenses were $523 and $1,530 for the three and nine months ended September 30, 2006, which represents a $118 and a $489 increase, respectively, compared to the same period for the previous year. The increase was primarily due to amortization of additional deferred franchise fees and financing costs.
Interest Expense – Total interest expense was $4,076 and $13,426 for the three and nine months ended September 30, 2006, which represents a $1,254 and a $5,774 increase, respectively, compared to the same period for the previous year. The weighted average outstanding debt balance for the Company’s lines of credit, Marathon Repurchase Agreement and fixed-rate mortgage loan with GECC, (collectively, the “Corporate Debt Facilities”) increased to $233,702 and $241,700 from $144,728 and $134,326 for the three and nine months ended September 30, 2006 and 2005, respectively, while the weighted average interest rate for the Corporate Debt Facilities increased to 6.59% and 6.90% from 6.37% and 6.29% for the same periods. The increase in the weighted average outstanding debt balance for the Company’s Corporate Debt Facilities was primarily due to the Company’s 2005 hotel acquisitions, offset by the proceeds from the Company’s 2005 and 2006 hotel dispositions. The increase in the weighted average interest rate for the Company’s Corporate Debt Facilities was primarily due to the increase in 30-day LIBOR to 5.32% at September 30, 2006 from 3.86% at September 30, 2005. In addition to a greater outstanding debt balance and higher weighted average interest rate, increases in interest expense for the three and nine months ended September 30, 2006 were also due to additional interest expense totaling $244 and $756, respectively, related to debt assumed or incurred in connection with the New Hotels. For purposes of the discussion in this paragraph, the weighted average outstanding debt balance, weighted average interest rate, and interest expense for the Company’s Corporate Debt Facilities includes loan amounts and interest expense allocated to the Hotel Financing segment (See “Hotel Financing Segment” below for further discussion of interest expense).
(Income) Loss Allocation to Minority Interest in Consolidated Joint Ventures – These amounts represent the minority equityholders’ share of net (income) loss of the consolidated joint ventures. (Income) loss allocation to minority interest was ($482) and ($701) for the three and nine months ended September 30, 2006, which represents a $210 and a $162 increase, respectively, compared to the same period for the previous year. The change was primarily generated by the increased income allocation to the existing joint venture partner and the joint venture partner that owns the Stanley Hotel offset by an allocation of losses related to the start up expenses for the Gateway Hotel Associates, LLC joint venture that opened a 121-room Hilton Garden Inn at Gateway Corporate Park, adjacent to the Akron-Canton Airport in Green, OH, on November 2, 2006.
Income Tax Expense – The income tax expense was primarily a result of the net income recorded by the Company’s taxable REIT subsidiaries, Barclay and Barclay Holding, during the respective periods.

Equity in Income (Loss) of Unconsolidated Joint Ventures – Equity in income (loss) of unconsolidated joint ventures was $34 and $98 for the three and nine months ended September 30, 2006, which represents a $41 decrease and a $56 increase, respectively, compared to the same period for the previous year.
HOTEL FINANCING SEGMENT
General and Administrative – General and administrative expenses were not allocated to the Hotel Financing segment, however, direct expenses were included in the segment results. Expenses for the three and nine months ended September 30, 2006 were consistent with the same period in the previous year (See Note 11 to the Consolidated Financial Statements).
Interest and Other Income – Interest and other income was $2,151 and $5,219 for the three and nine months ended September 30, 2006, which represents a $178 and a $632 increase, respectively, compared to the same period for the previous year. The increase was primarily due to additional loan interest income relating to new hotel loans that the Company provided or purchased in late 2005 and early 2006, offset by $258 in prepayment fees and interest related to the early payoff of the Cornhusker Square hotel loan in March 2005 and $671 in fees and interest related to the early payoff of the Baltimore Inner Harbor loan in September 2005 (See “Liquidity and Capital Resources– Investing” and “General Corporate Income and Expense” below for further discussion of Interest and Other Income). See Note 7 to the Consolidated Financial Statements for more information on the Company’s notes receivable.
Interest Expense – Total interest expense was allocated to the Hotel Financing segment based on the Company’s average note receivable balance and the average borrowing rate for the lines of credit and Marathon Repurchase Agreement. Interest expense was $1,302 and $2,928 for the three and nine months ended September 30, 2006, which represents an $850 and a $1,657 increase, respectively, compared to the same period for the previous year. The increase was primarily due to the increase in the average outstanding note receivable balance to $60,722 and $49,461 from $32,618 and $32,564 for the three and nine months ended September 30, 2006 and 2005, respectively, while the weighted average interest rate also increased to 8.58% and 7.54% from 5.57% and 5.23% for the same periods (See “Hotel Ownership Segment” above for further discussion of Interest Expense).
GENERAL CORPORATE INCOME AND EXPENSES
The following describes those income and expense items that were not specifically allocated to either of the Company’s reporting segments:
General and Administrative – General and administrative expenses were $2,809 and $8,334 for the three and nine months ended September 30, 2006, which represents a $550 and a $2,192 increase, respectively, compared to the same period for the previous year. The increase included $168 and $462 for the three and nine months ended September 30, 2006, respectively, of start-up cost primarily related to the opening of the 123-room Courtyard by Marriott in Kansas City, MO in April of 2006 and the openings of the 142-room Homewood Suites hotel in Princeton, N.J. and the 121-room Hilton Garden Inn at Gateway Corporate Park, adjacent to the Akron-Canton Airport in Green, OH in November of 2006 (See Note 6 to the Consolidated Financial Statements). The remaining increase was primarily attributable to an increase in payroll costs for additional personnel as well as increased salaries and restricted stock awards.
Extinguishment of Debt – Extinguishment of debt expenses of $3,961 for the nine months ended September 30, 2006 related to the defeasance of the Company’s $71 million CMBS loan and the prepayment of the outstanding balance of $11.3 million on the ten-year loan collateralized by the Evanston Hilton Garden Inn (See Note 12 to the Consolidated Financial Statements).
Interest and Other Income – Interest and other income were $173 and $511 for the three and nine months ended September 30, 2006, which represents an $84 and a $289 increase, respectively, compared to the same period for the previous year. The income consists primarily of rent paid pursuant to restaurant leases in the hotels and interest on bank deposits. The increase resulted primarily from higher cash balances and higher interest earned on bank deposits.

Income (Loss) Allocation to Minority Interest in Partnership – Income (loss) allocation to minority interest in the Partnership increased for the three months ended September 30, 2006 and decreased for the nine months ended September 30, 2006 versus the comparable periods of 2005. The changes were consistent with the changes in income from continuing operations available to common shareholders for the periods and a decrease in minority interest ownership percentage in the Partnership from 4.67% as of September 30, 2005 to 4.26% as of September 30, 2006 that resulted primarily from our underwritten public offering of common stock in August 2006.
Discontinued Operations – During the nine months ended September 30, 2006, the Company sold the Alpharetta, GA Homewood Suites, the West Springfield, MA Hampton Inn, the Dallas, TX Holiday Inn Select, the Boone, NC Hampton Inn, the Wilmington, NC Comfort Inn and the Southlake, GA Hampton Inn. The Company realized aggregate net proceeds on hotel sales during the nine months ended September 30, 2006 of $42.6 million, resulting in an aggregate net gain of $15.3 million.
During the nine months ended September 30, 2005, the Company sold the Hilton Head, South Carolina Hampton Inn, the Chester, Virginia Comfort Inn and the Greenville, South Carolina Comfort Inn. The Company realized aggregate net proceeds on hotel sales during the nine months ended September 30, 2005 of $10.1 million, resulting in an aggregate net gain of $0.4 million.
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
Operating
The Company finances its operations from operating cash flow, which is principally derived from the operations of its hotels. Cash flow provided by operating activities for the nine months ended September 30, 2006 and 2005 was $34.5 million and $36.2 million, respectively.
Investing
Overview
The Company primarily invests in hotel properties either directly or through joint ventures. The Company also invests funds in and collects funds from its hotel loan program. The Company’s net cash used in investing activities for the nine months ended September 30, 2006 and 2005 totaled $33.6 million and $36.3 million, respectively. Acquiring and developing hotels and originating and acquiring hotel loans are part of the Company’s growth strategies and the implementation of those strategies has resulted in the increase in investing activity.

Investment in hotel properties
Acquiring and developing hotels with a favorable current yield and an opportunity for appreciation is one of the Company’s growth strategies. Capital expenditures at the Company’s portfolio hotels for the year ended December 31, 2006, excluding development costs, are expected to be approximately $13.1 million. In 2005 and 2006, the Company began construction on five hotels. In April 2006, the Company opened one of these hotels, a former historic residential building in Kansas City, MO, as a 123-room Courtyard by Marriott hotel. On November 2, 2006, one of the Company’s joint ventures opened a 121-room Hilton Garden Inn at Gateway Corporate Park, adjacent to the Akron-Canton Airport in Green, OH. During November 2006, the Company expects to open a 142-room Homewood Suites hotel in Princeton, N.J. The Company expects one more hotel currently under development to open in the first quarter of 2007 and another to open in late 2007. The total capital expenditures for these development projects during the remainder of 2006 and 2007 is expected to be approximately $26.3 million. The Company plans to fund these capital expenditures from operating cash flow, borrowings under mortgage loans and/or potential borrowings under the GE Line. These sources are expected to be adequate to fund such capital requirements.
The Company entered into definitive agreements to acquire two hotels in New York City for a purchase price of $55 million each. Located in the Tribeca area and Chelsea area, the hotels currently are under construction and are expected to open during the 2007 first quarter. Acquisition of these hotels is subject to our satisfactory completion of due diligence and other customary closing conditions. The Company has been approved by Hilton Hotels Corporation for a Hilton Garden Inn franchise for the Tribeca hotel and negotiations are underway with Hilton to brand the Chelsea hotel as a Hilton Garden Inn.
During the nine months ended September 30, 2006, the Company spent $44.1 million for capital improvements at, and development of, its hotels. This included capital expenditures at the Company’s portfolio hotels, excluding development costs, of $9.6 million. This also included approximately $25.5 million for land and other costs related to hotels under development. This included approximately $8.5 million, net of cash acquired, for the acquisition of the 121-room Courtyard by Marriott in St. Charles, Ill. These capital expenditures are in addition to amounts spent on normal repairs and maintenance, which have approximated 5.49% and 5.87% of room revenues for the nine months ended September 30, 2006 and 2005, respectively.
During the nine months ended September 30, 2005, the Company spent $46.4 million for investment in hotel properties. This included approximately $16.3 million and $2.4 million, net of cash acquired, for the acquisition of the Hampton Inn & Suites Baltimore Inner Harbor in Maryland and for the Company’s equity investment in the joint venture that owns the Stanley Hotel in Estes Park, Colorado, respectively. The $46.4 million for investment in hotel properties also included approximately $11.2 million for hotel related capital expenditures at the Company’s portfolio hotels and approximately $15.7 million for land and other costs related to hotels under development.
Proceeds from sale of hotel properties
Periodically, the Company sells certain hotels that no longer meet its long-term operating objectives. The Company uses the net sale proceeds for development activities, the acquisition of additional hotels or hotel loans and/or for general corporate purposes.
During the nine months ended September 30, 2006, the Company sold the Alpharetta, GA Homewood Suites, the West Springfield, MA Hampton Inn, the Dallas, TX Holiday Inn Select, the Boone, NC Hampton Inn, the Wilmington, NC Comfort Inn and the Southlake, GA Hampton Inn for aggregate net proceeds of $42.6 million.
During the nine months ended September 30, 2005, the Company sold three hotels for aggregate net proceeds totaling approximately $11.5 million ($10.1 million in cash and a note receivable for $1.4 million) and used those proceeds to pay down outstanding debt under the GE Line. See Note 5 to the Consolidated Financial Statements for further information on the Company’s discontinued operations.
Issuance of notes receivable
Originating or acquiring hotel loans is one of the Company’s growth strategies. The Company has an active pipeline to underwrite and acquire loans under its hotel loan program, which it expects to fund with its various credit facilities and through the Marathon Repurchase Agreement.

In May 2006, the Company funded a $20.3 million “B” note as part of a $66.0 million senior note. During the nine months ended September 30, 2006, the Company closed on its first two loans in a program with GEFF for an aggregate of $4.0 million in “B” notes for two construction-to-permanent loans. As of September 30, 2006, the Company had funded $2.5 million and was obligated to fund the remaining $1.5 million of the “B” notes ratably over the projected construction periods, which are expected to be completed during the fourth quarter of 2006.
As of September 30, 2006, the Company had funded $0.9 million on an $8.5 million construction-to-permanent loan to finance a 101-room Hampton Inn & Suites in Murfreesboro, TN. In October 2006, the Company sold $6.3 million of the $8.5 million Murfreesboro loan to GECC and now holds a $2.2 million “B” note. The “B” note bears interest at 30-day LIBOR plus 6.05%; with an additional 3.86% accrual per annum. On October 2, 2006 GECC funded their pro rata share of $0.7 million, leaving the Company’s funding of the “B” note at $0.2 million. The Company is obligated to fund the remaining $2.0 million balance of the “B” note ratably over the projected construction period.
During the nine months ended September 30, 2005, the Company funded two hotel loans totaling $7.7 million. See Note 7 to the Consolidated Financial Statements for more information on the Company’s note receivables.
Collection of notes receivable
During the nine months ended September 30, 2006 and 2005, the Company received scheduled principal payments. During the nine months ended September 30, 2005, the $6.0 million Cornhusker Square hotel loan was prepaid in full and upon acquiring the 116-room Hampton Inn & Suites Baltimore Inner Harbor, the Company’s $1.6 million loan was prepaid in full.
Investment in unconsolidated joint venture
During 2006, the Company entered into a joint venture, Jacksonville Hotel Associates, LLC (“Jacksonville Associates”), with Skyline Hotel Investors, LLC (“Skyline”) to develop and own hotel properties. The total equity investment in Jacksonville Associates is expected to be approximately $5.3 million. The Company owns a 48% interest in both Jacksonville Associates, which will own the 120-room Courtyard by Marriott, and Jacksonville Lessee Company, LLC (“Jacksonville Lessee”), which will lease the hotel from Jacksonville Associates.
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
Financing
Overview
The Company’s net cash provided by (used in) financing activities for the nine months ended September 30, 2006 and 2005 totaled ($2.5) million and $11.9 million, respectively. Under federal income tax law provisions applicable to REITs, the Company is required to distribute at least 90% of its taxable income to maintain its tax status as a REIT. The Company intends to monitor its dividend policy closely and to act accordingly as results of operations dictate. The Company also intends to fund cash distributions to shareholders out of cash flow from operating activities. The Company may incur indebtedness to meet its dividend policy or distribution requirements imposed on the Company under the Internal Revenue Code of 1986, as amended (including the requirement that a REIT distribute to its shareholders annually at least 90% of its taxable income), to the extent that available cash flow from the Company’s investments are insufficient to make such distributions. The Company also incurs indebtedness to finance its investing growth strategies.
Proceeds from issuance of securities
In August 2006, the Company completed a common stock offering, selling 2.4 million shares to the public, which generated net cash proceeds totaling $26.5 million. The Company used the proceeds to reduce its outstanding balance under the GE Line. The Company has on file with the SEC a shelf registration statement under which common stock, preferred stock and debt securities are registered for issuance by the Company. At September 30, 2006 the Company had approximately $79.8 million available under this shelf registration statement and may file additional registration statements as needed. The Company’s ability to raise capital through the sale of stock is dependent upon market conditions.
Net increase (decrease) in lines of credit
The Company’s net change in the GE Line for the nine months ended September 30, 2006 and 2005 represented a decrease of $126.7 million and an increase of $34.5 million, respectively. During the nine months ended September 30, 2006, the Company used $112.2 million of the net proceeds from the new $176 million CMBS loan to pay down the outstanding balance under the GE Line. Draws were made on the GE Line of $23.7 million for funding of hotel loans, $11.3 million for prepayment of the first mortgage loan collateralized by the Evanston Hilton Garden Inn, $18.1 million to fund cash distributions to shareholders and limited partners of the Partnership and approximately $22.5 million for property development costs and capital improvements, offset by pay-downs on the GE Line totaling $42.6 million from the sale of hotels and proceeds totaling $26.5 million from the issuance of common stock. At September 30, 2006, the outstanding balance under the line of credit was $13.0 million and the remaining available balance was $118.9 million, based upon the borrowing base created by the hotels that serve as collateral for the line. During the fourth quarter of 2006, the Company added an additional five hotels as collateral to the line, which added approximately $40 million to the available balance.
In April 2006, the Company’s wholly owned subsidiary, Winston Finance Partners LLC (“Winston Finance”), modified its $50 million Marathon Repurchase Agreement. Under the agreement, Winston Finance sells assets to Marathon and agrees to repurchase those assets on a date certain. Marathon gets a security interest in each asset subject to the facility. Previously, under the agreement, the Company paid interest to Marathon at 30-day LIBOR plus 4.5%, to finance loans made by the Company to acquire existing hotels, and 30-day LIBOR plus 5.5%, to finance loans made by the Company to develop new hotels or redevelop existing hotels. In April of 2006, the agreement was modified to reduce the interest rates from LIBOR plus 4.5% to LIBOR plus 2.75% and from LIBOR plus 5.5% to LIBOR plus 3.0%. At September 30, 2006, the outstanding debt balance under the Marathon Repurchase Agreement was $8.6 million and the available balance was $41.4 million.
Proceeds from mortgage loans
In May 2006, the Company entered into a new 10-year $176 million CMBS loan with GECC. The facility bears interest only for four years and thereafter amortizes over a 30-year period. See Note 12 to the Consolidated Financial Statements for more information on the Company’s mortgage loans.
During 2005, the Winston Kansas City, LP joint venture entered into a $10.9 million construction-to-permanent first mortgage loan which requires accrued interest to be added to the principal amount during the construction period at a variable interest rate of 90-day LIBOR plus 3.5% (90-day LIBOR was 5.37%, at September 30, 2006). In October 2006 the Company negotiated a reduction in the spread to 1.75% from 3.5%. The loan requires principal and interest payments starting two months after the final disbursement, to be based on a 20-year amortization schedule. See Note 12 to the Consolidated Financial Statements for more information on the Company’s mortgage loans.
During 2005, the Gateway Hotel Associates, LLC joint venture entered into a $7.9 million construction-to-permanent first mortgage loan collateralized by the 121-room Hilton Garden Inn at Gateway Corporate Park, adjacent to the Akron-Canton Airport in Green, OH, which requires accrued interest to be added to the principal amount during the construction period at a variable interest rate of 90-day LIBOR plus 3.0%. The loan requires principal and interest payments starting two months after the final disbursement, based on a 20-year amortization schedule. See Note 12 to the Consolidated Financial Statements for more information on the Company’s mortgage loans.
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
During 2003, the Chapel Hill joint venture entered into a $9.1 construction-to-permanent first mortgage loan. The joint venture borrowed $0.9 million under the loan during the nine months ended September 30, 2005 to construct the Chapel Hill Courtyard by Marriott Hotel. On March 8, 2005, the construction loan was converted to a permanent loan, at which time the loan balance was $9.0 million. See Note 12 to the Consolidated Financial Statements for more information on the Company’s mortgage loans.
Payment of mortgage loans
During the nine months ended September 30, 2006 and 2005, the Company made scheduled principal payments on its mortgage loans. In May 2006, the Company prepaid the outstanding balance of $11.3 million on the ten-year loan collateralized by the Evanston Hilton Garden Inn. During the nine months ended September 30, 2006, the Company entered into a new 10-year $176 million CMBS loan and used part of the proceeds to defease the remaining $61.3 million balance of the Company’s $71 million ten-year 7.375% fixed-rate debt secured by real property holdings. See Note 12 to the Consolidated Financial Statements for more information on the Company’s mortgage loans.
Distributions to shareholders
The Company is required to distribute at least 90% of its taxable income to maintain its tax status as a REIT. The Company’s 8.00% Series B Cumulative Preferred Stock requires cumulative dividends in the amount of $2.00 per share each year, payable quarterly in arrears. The Company made distributions of $0.15 per common share for each of the completed quarterly periods in 2004, 2005 and 2006. During each of the nine months ended September 30, 2006 and 2005, the Company paid distributions to shareholders of approximately $17.5 million.
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
CONTRACTUAL OBLIGATIONS
During the normal course of business, the Company enters into acquisition agreements for the purchase and sale of hotels. These agreements are subject to customary conditions and due diligence. As of September 30, 2006 there were no significant changes, outside the normal course of business, in the contractual obligations and commercial commitments disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, except for the new financings described above and in Notes 6 and 12 to the Consolidated Financial Statements.

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
Allowances for Doubtful Notes Receivable. It is the policy of the Company to maintain an allowance for individually impaired hotel loans based on management’s best estimate of probable losses at the balance sheet date. A hotel loan is impaired when, based on current information and events, it is probable that the Company will be unable to collect all amounts due (interest as well as principal) according to the contractual terms of the hotel loan agreement. The specific reserves are determined on a hotel loan by hotel loan basis based primarily on management’s best estimate of the Company’s exposure, given the current payment status of the hotel loan, the borrower’s ability to pay, the operating results and value of the underlying hotel. The Company reviews the operating results of each hotel underlying its loans. The Company also analyzes the operating results of the hotel to determine whether or not the estimated market value of the hotel exceeds the total debt outstanding on the property. If the financial results of the respective hotels were to deteriorate, allowances may be required. If a hotel loan were deemed to be impaired, the Company would record a reserve for hotel loan losses through a charge to income for any shortfall. To date, no such impairment charges have been recognized. While management uses the best information available to establish the allowance for hotel loan losses, future adjustments to the allowance may be necessary if economic conditions differ substantially from the assumptions used in making the valuations.
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
Impairment on Planned Dispositions. The Company prepares an impairment analysis quarterly based on facts and circumstances existing at the end of each quarter. During the third quarter of 2005, management began evaluating the potential sale of certain hotels. Accordingly, the Company factored in the prospect of selling properties in the near term. As a result of this analysis, which was prepared on a probability-weighted, estimated undiscounted future cash flow basis, an impairment was triggered under a held for use model for two hotels. In accordance with SFAS 144, the Company recorded a $12.4 million (net of allocation to minority interest) non-cash impairment charge in the third quarter of 2005 relating to the two hotels. The non-cash impairment charge represents an adjustment to reduce the carrying value of the two hotels to the estimated sales prices, net of estimated selling costs. The Company’s estimated sales price is based on fair market value quotes received from independent brokers. On November 4, 2005, the Company’s Board of Directors adopted a formal plan to sell the two hotels, for which impairment charges were taken during the third quarter. In June 2006, the Company sold one of these hotels, the Dallas, TX Holiday Inn Select, for net proceeds of $4.3 million and recognized a net gain of $0.5 million. The remaining hotel, the Orlando, FL Comfort Suites, is being actively marketed by the Company for sale. Should the Company complete a sale of the remaining hotel, there can be no assurance that the net proceeds from a sale will equal the Company’s carrying value, in which case an additional impairment charge may be necessary at that time.
Franchise Agreements
As of September 30, 2006, 51 of the Company’s 52 hotels were operated under franchise licenses. See Note 2 to the Consolidated Financial Statements for further information on the Company’s franchise agreements.
Funds From Operations (“FFO”) and FFO Available to Common Shareholders
The Company reports FFO in accordance with the definition of the National Association of Real Estate Investment Trusts (“NAREIT”). NAREIT defines FFO as net income (loss) (determined in accordance with generally accepted accounting principles, or “GAAP”), excluding gains (losses) from sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures (which are calculated to reflect FFO on the same basis). The Company further subtracts preferred stock dividends from FFO to calculate FFO available to common shareholders. FFO available to common shareholders is a performance measure used by the Company in its budgeting and forecasting models, it is discussed during Board meetings, and is considered when making decisions regarding acquisitions, sales of properties and other investments, and is a metric in determining executive compensation. The calculation of FFO and FFO available to common shareholders may vary from entity to entity, and as such the presentation of FFO and FFO available to common shareholders by the Company may not be comparable to other similarly titled measures of other reporting companies. FFO and FFO available to common shareholders are not intended to represent cash flows for the period. FFO and FFO available to common shareholders have not been presented as an alternative to net income, and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP.
FFO is a supplemental industry-wide measure of REIT operating performance, the definition of which was first proposed by NAREIT in 1991 (and clarified in 1995, 1999 and 2002) in response to perceived drawbacks associated with the presentation of net income under GAAP as applied to REITs. Since the introduction of the definition by NAREIT, the term has come to be widely used by REITs. Historical GAAP cost accounting for real estate assets implicitly assumes that the value of real estate assets diminishes predictably over time. Since real estate values instead have historically risen or fallen with market conditions, most industry investors have considered presentations of operating results for real estate companies that use historical GAAP cost accounting to be insufficient by themselves. Accordingly, the Company believes FFO and FFO available to common shareholders (combined with the Company’s primary GAAP presentations required by the SEC) improve our investors’ ability to understand the Company’s operating performance.

The Company also provides FFO available to common shareholders excluding extinguishment of debt and other unusual expenses as well as non-cash charges. We describe this measure as FFO Available to Common Shareholders, excluding unusual charges in the attached reconciliation schedules. The following describes the unusual charges the Company incurred during 2005 and 2006 that are included in the reconciliation below:
•	In accordance with FAS 144, the Company recorded a $12.4 million, net of minority interest, non-cash impairment charge in the third quarter of 2005 relating to two hotels.

•	In May 2006, the Company borrowed funds under its line of credit to pay off the outstanding balance of $11.3 million on the ten-year first mortgage loan collateralized by the Evanston Hilton Garden Inn. A prepayment premium and write-off of related deferred expenses of $0.2 million are included in “extinguishment of debt” in the Consolidated Statements of Operations.

•	In May 2006 the Company defeased the remaining $61.3 million balance of the Company’s $71 million ten-year 7.375% fixed-rate CMBS debt secured in part by the Company’s hotels. The difference between the amount of securities purchased to defease the debt and the debt paid down, which totaled $3.2 million, as well as $0.5 million for the write-off of related deferred expenses, were recorded as an “extinguishment of debt” in the Consolidated Statements of Operations.

•	The Company adopted FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations,” (“FIN 47”) an interpretation of SFAS No. 143, “Accounting for Asset Retirement Obligations” effective December 31, 2005. Under the interpretation, an entity is required to recognize a liability for the fair value of an asset retirement obligation (“ARO”) that is conditional on a future event if the liability’s fair value can be reasonably estimated. During the second quarter the Company recorded an ARO liability for one of its hotels, which included a non-recurring, non-cash cumulative adjustment of $0.2 million.

•	One of the Company’s taxable REIT subsidiaries provided development services to one of the Company’s consolidated joint ventures, and recorded development fee income. This income is taxable and therefore income tax expense related to the development fees, totaling $0.4 million, is included in the Consolidated Statements of Operations. Since the joint venture’s income is consolidated into the Company’s financial statements, the development fee income is eliminated in consolidation.
The above adjustments are not in accordance with the NAREIT definition of FFO and are not comparable to similar adjusted FFO measures reported by other REITs. The Company presents these adjustments to FFO because it believes that the resulting measure provides investors a useful indicator of the operating performance of the Company’s hotels and other investments in during the three and nine months ended September 30, 2006 as compared to prior periods by adjusting for the effects of certain non-recurring or non-cash items arising during the periods. FFO available to common shareholders, excluding unusual charges; is not intended to represent cash flows for the period, is not presented as an alternative to net income, and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP. In addition to being used by management in the annual budget process, the compensation committee of the board of directors of the Company will consider these adjustments in its criteria for performance-based executive compensation.

WINSTON HOTELS, INC.
RECONCILIATION OF NET INCOME (LOSS) TO FFO,
FFO AVAILABLE TO COMMON SHAREHOLDERS AND
FFO AVAILABLE TO COMMON SHAREHOLDERS, EXCLUDING UNUSUAL CHARGES
($ in thousands)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005

Net income (loss )	$13,279	$(6,908)	$25,125	$1,846
Gain on sale	(7,203)	(2)	(15,306)	(383)
Minority interest in Partnership allocation of income (loss)	206	146	175	354
Minority interest in Partnership allocation of gain on sale of discontinued operations	316	—	691	17
Minority interest in Partnership allocation of income from discontinued operations	8	29	59	53
Depreciation	4,980	3,842	14,498	11,158
Depreciation from discontinued operations	—	782	658	2,395
Depreciation from joint ventures	267	280	790	660

FFO	11,853	(1,831)	26,690	16,100

Preferred stock dividend	(1,840)	(1,840)	(5,520)	(5,520)

FFO Available to Common Shareholders	$10,013	$(3,671)	$21,170	$10,580

Unusual Charges:
Extinguishment of debt	—	—	3,961	—
Asset retirement obligation	—	—	195	—
Tax on joint venture development fees	—	—	420	—
Impairment of wholly owned hotels, net of minority interest	—	12,386	—	12,386

FFO Available to Common Shareholders, excluding unusual charges	$10,013	$8,715	$25,746	$22,966

Item 3. Quantitative and Qualitative Disclosures About Market Risk ($ in thousands)
As of September 30, 2006, the Company’s primary market risk exposure is to changes in LIBOR and other market index interest rates on its GE Line and other variable rate debt. The Company’s interest rate risk objectives are to limit the impact of interest rate fluctuations on earnings and cash flows and to lower its overall borrowing costs. To achieve these objectives, the Company manages its exposure to fluctuations in market interest rates for a portion of its borrowings through the use of fixed rate debt instruments to the extent that reasonably favorable rates are obtainable with such arrangements. The Company may enter into derivative financial instruments such as interest rate swaps or caps and treasury options or locks to mitigate its interest rate risk on a related financial instrument or to effectively lock the interest rate on a portion of its variable rate debt. As required by the extension of the GE Line, on September 30, 2005, the Company entered into an interest rate cap agreement to eliminate the exposure to increases in 30-day LIBOR (30-day LIBOR was 5.32% at September 30, 2006) over 6.14% on principal balances up to $215 million outstanding. This interest rate cap agreement terminates on January 1, 2007. To replace the expiring cap for the GE Line, the Company entered into an interest rate cap agreement to eliminate the exposure to increases in 30-day LIBOR over 9.17% on principal balances up to $150 million outstanding. This interest rate cap agreement becomes effective on January 1, 2007 and terminates on January 4, 2010. The Company does not enter into derivative or interest rate transactions for speculative purposes. The Company regularly reviews interest rate exposure on its outstanding borrowings in an effort to minimize the risk of interest rate fluctuations.
The definitive extent of the Company’s interest rate risk under the GE Line and other variable-rate debt is not quantifiable or predictable because of the variability of future interest rates and business financing requirements. If interest rates increased by 100 basis points, the Company’s interest expense for the three months ended September 30, 2006 would have increased by approximately $0.2 million, based on the weighted-average amount of variable rate debt outstanding and exposed to fluctuations in the market rate of interest.
The following tables provide information at September 30, 2006 about the Company’s interest rate risk-sensitive instruments. The tables present principal cash flow by expected maturity dates for the Company’s fixed and variable rate debt. The table also includes estimates of the fair value of the Company’s interest rate risk-sensitive instruments based on quoted market prices for these or similar issues.

As of September 30, 2006	2006		2007		2008		2009		2010		Thereafter		Total		Fair Value

Variable rate — GE line:	$13,000		$—		$—		$—		$—		$—		$13,000		$13,000
Average interest rate	(a	)	(a	)	(a	)	(a	)	(a	)	(a	)	(a	)

Variable rate — Marathon facilities:	$8,596		$1,200		$8,400		$—		$—		$—		$18,196		$18,196
Average interest rate	(b	)	(b	)	(b	)	(b	)	(b	)	(b	)	(b	)

Mortgage loans:
Fixed rate — CMBS	$—		$—		$—		$—		$4,000		$172,000		$176,000		$174,463
Average interest rate	5.94%		5.94%		5.94%		5.94%		5.94%		5.94%		5.94%

Variable rate - Princeton, NJ
Homewood Suites (h)	$—		$—		$—		$—		$—		$—		$6,930		$6,930
Average interest rate	(c	)	(c	)	(c	)	(c	)	(c	)	(c	)	(c	)

Variable rate - Wilmington, NC
Hilton Garden Inn (h)	$—		$—		$—		$—		$—		$—		$593		$593
Average interest rate	(d	)	(d	)	(d	)	(d	)	(d	)	(d	)	(d	)

Consolidated joint venture loans:

Fixed rate -Chapel Hill, NC
Courtyard by Marriott	$55		$229		$247		$267		$7,951		$—		$8,749		$8,711
Average interest rate	7.51%		7.51%		7.51%		7.51%		7.51%		7.51%		7.51%

Variable rate -Ponte Vedra, FL
Hampton Inn	$22		$100		$109		$119		$130		$4,202		$4,682		$4,682
Average interest rate	(e	)	(e	)	(e	)	(e	)	(e	)	(e	)	(e	)

Fixed rate — The Stanley Hotel	$37		$232		$245		$263		$11,973		$—		$12,750		$12,750
Average interest rate	6.19%		6.19%		6.19%		6.19%		6.19%		6.19%		6.19%

Variable rate - Kansas City, MO
Courtyard by Marriott (h)	$—		$—		$—		$—		$—		$—		$10,160		$10,160
Average interest rate	(f	)	(f	)	(f	)	(f	)	(f	)	(f	)	(f	)

Variable rate -Akron, OH
Hilton Garden Inn (h)	$—		$—		$—		$—		$—		$—		$3,954		$3,954
Average interest rate	(g	)	(g	)	(g	)	(g	)	(g	)	(g	)	(g	)

(a)	Rate is 30-day to 180-day LIBOR plus 1.75% to 2.50%, (30-day and 180-day LIBOR were 5.32% and 5.37%, respectively, at September 30, 2006).

(b)	Rate is 30-day LIBOR plus 2.25% or 2.75% or 3.00%.

(c)	Construction-to-permanent note of $12.7 million. Rate is 90-day LIBOR plus 2.60% (90-day LIBOR was 5.37% at September 30, 2006).

(d)	Construction-to-permanent note of $9.0 million. Rate is 90-day LIBOR plus 1.80%.

(e)	Rate is 30-day LIBOR plus 3.0%.

(f)	Construction-to-permanent note of $10.9 million. Rate is 90-day LIBOR plus 1.75%.

(g)	Construction-to-permanent note of $7.9 million. Rate is 90-day LIBOR plus 3.0%.

(h)	Construction-to-permanent notes will not have final payment schedules until they become permanent, see note 12 to the Consolidated Financial Statements.

Item 4. Controls and Procedures
Evaluation of Disclosure Controls and Procedures
     The Company carried out an evaluation with the participation of the Company’s management, including its Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13(a)-15(e) under the Securities Exchange Act of 1934, as amended (“the Exchange Act”), as of the end of the period covered by this report. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
     There has been no change in the Company’s internal control over financial reporting during the quarter ended September 30, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
Item 6. Exhibits

Exhibit	Description

3.1	Restated Articles of Incorporation, as amended (incorporated by reference to (i) Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-13233) as filed with the Securities and Exchange Commission on August 4, 1999, (ii) Exhibit 4.4(b) to the Company’s Registration Statement on Form 8-A (File No. 001-13233) as filed with the Securities and Exchange Commission on January 30, 2004 and (iii) Exhibit 3.1(b) to the Company’s Quarterly Report on Form 10-Q (File No. 001-13233) as filed with the Securities and Exchange Commission on August 5, 2005).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K (File No. 001-13233) as filed with the Securities and Exchange Commission on March 19, 2001).

4.1	Specimen certificate for common stock (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-11 (File No. 333-7662) as filed with the Securities and Exchange Commission, effective May 25, 1994).

4.2	Specimen certificate for 8.00% Series B Cumulative Preferred Stock (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form 8-A (File No. 001-13233) as filed with the Securities and Exchange Commission on January 30, 2004).

4.3	Form of Articles of Amendment to the Restated Articles of Incorporation establishing and fixing the rights and preferences of the 8.00% Series B Cumulative Preferred Stock (incorporated by reference to Exhibit 4.4(b) to the Company’s Registration Statement on Form 8-A (File No. 001-13233) as filed with the Securities and Exchange Commission on January 30, 2004).

10.1 *	Amendment No. 9 dated as of May 9, 2006, to Second Amended and Restated Agreement of Limited Partnership of WINN Limited Partnership.

10.2 *	Amendment No. 10 dated as of September 12, 2006, to Second Amended and Restated Agreement of Limited Partnership of WINN Limited Partnership.

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certification of Robert W. Winston, III, Chief Executive Officer of Winston Hotels, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Joseph V. Green, Chief Financial Officer of Winston Hotels, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WINSTON HOTELS, INC.
Date November 9, 2006	/s/ Joseph V. Green
Joseph V. Green
President and Chief Financial Officer (Authorized officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit	Description

3.1	Restated Articles of Incorporation, as amended (incorporated by reference to (i) Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-13233) as filed with the Securities and Exchange Commission on August 4, 1999, (ii) Exhibit 4.4(b) to the Company’s Registration Statement on Form 8-A (File No. 001-13233) as filed with the Securities and Exchange Commission on January 30, 2004 and (iii) Exhibit 3.1(b) to the Company’s Quarterly Report on Form 10-Q (File No. 001-13233) as filed with the Securities and Exchange Commission on August 5, 2005).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K (File No. 001-13233) as filed with the Securities and Exchange Commission on March 19, 2001).

4.1	Specimen certificate for common stock (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-11 (File No. 333-7662) as filed with the Securities and Exchange Commission, effective May 25, 1994).

4.2	Specimen certificate for 8.00% Series B Cumulative Preferred Stock (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form 8-A (File No. 001-13233) as filed with the Securities and Exchange Commission on January 30, 2004).

4.3	Form of Articles of Amendment to the Restated Articles of Incorporation establishing and fixing the rights and preferences of the 8.00% Series B Cumulative Preferred Stock (incorporated by reference to Exhibit 4.4(b) to the Company’s Registration Statement on Form 8-A (File No. 001-13233) as filed with the Securities and Exchange Commission on January 30, 2004).

10.1 *	Amendment No. 9 dated as of May 9, 2006, to Second Amended and Restated Agreement of Limited Partnership of WINN Limited Partnership.

10.2 *	Amendment No. 10 dated as of September 12, 2006, to Second Amended and Restated Agreement of Limited Partnership of WINN Limited Partnership.

31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a).

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a).

32.1	Certification of Robert W. Winston, III, Chief Executive Officer of Winston Hotels, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Joseph V. Green, Chief Financial Officer of Winston Hotels, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.