Form 10-K
period 2006-12-31
WINSTON HOTELS INC
filed 2007-03-16
CIK 920605

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)

☑	Annual Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934
For The Fiscal Year Ended December 31, 2006
or

☐	Transition Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934
For The Transition Period From           To
Commission file number 0-23732
WINSTON HOTELS, INC.
(Exact name of registrant as specified in its charter)

North Carolina	56-1624289
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2626 Glenwood Avenue, Suite 200 Raleigh, North Carolina (Address of principal executive offices)	27608 (Zip Code)
(919) 510-6019
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of Class	Name of Exchange upon Which Registered

Common Stock, $0.01 par value per share	New York Stock Exchange
8.00% Series B Cumulative Preferred Stock, $0.01 par value per share	New York Stock Exchange
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
Large accelerated filer ☐      Accelerated filer ☑      Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐      No ☑
The aggregate market value of the registrant’s Common Stock, $0.01 par value per share, at June 30, 2006, held by those persons deemed by the registrant to be non-affiliates was approximately $306,542,751. As of March 9, 2007, there were 29,414,967 shares of the registrant’s Common Stock, $0.01 par value per share, outstanding.
Documents Incorporated By Reference
Portions of the proxy statement for the 2007 Annual Meeting of Shareholders are incorporated into Part III of this Form 10-K.

TABLE OF CONTENTS

SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS

PART I.
Item 1.	Business.

Item 1A.	Risk Factors.

Item 1B.	Unresolved Staff Comments.

Item 2.	Properties.

Item 3.	Legal Proceedings.

Item 4.	Submission of Matters to a Vote of Security Holders.

PART II.
Item 5.	Market for Registrant’s Common Equity, Related
Stockholder Matters and Issuer Purchases of Equity Securities.

Item 6.	Selected Financial Data.

Item 7.	Management’s Discussion and Analysis of Financial
Condition and Results of Operation.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Item 8.	Financial Statements and Supplementary Data.

Item 9.	Changes in and Disagreements With Accountants on
Accounting and Financial Disclosure.

Item 9A.	Controls and Procedures.

Item 9B.	Other Information.

PART III.
Item 10.	Directors, Executive Officers and Corporate Governance.

Item 11.	Executive Compensation.

Item 12.	Security Ownership of Certain Beneficial Owners and
Management and Related Stockholder Matters.

Item 13.	Certain Relationships, Related Transactions and Director Independence.

Item 14.	Principal Accounting Fees and Services.

PART IV.
Item 15.	Exhibits, Financial Statement Schedules.

SIGNATURES

SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS
Certain matters discussed throughout this Form and documents incorporated herein by reference that are not historical facts are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995 and accordingly, involve estimates, projections, goals, forecasts, assumptions, and are subject to risks and uncertainties that could cause actual operating results to differ materially from those expressed or implied in the forward looking statements. Any forward-looking statement is based on information current as of the date of this report and speaks only as of the date on which such statement is made and Winston Hotels, Inc. does not undertake any obligations to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made.
When we use the words “guidance,” “project,” “target,” “may,” “will,” “expect,” “anticipate,” “estimate,” “believes,” “continue,” “will likely result,” “should,” “intend,” or similar expressions, we intend to identify forward-looking statements. You should not place undue reliance on these forward-looking statements. These forward-looking statements include information about possible or assumed future results of our business, financial condition, liquidity, results of operations, plans, and objectives. Examples of factors that you should consider with respect to any forward-looking statements made throughout this document include, but are not limited to, the following:
•	the failure to close the previously announced Merger transaction with Wilbur Acquisition Holding Company, LLC,

•	lower than expected revenue per available room, occupancy, average daily rates, and gross operating margins,

•	impact on our hotels and the markets in which we operate from terrorist attacks and natural disasters,

•	changes in general economic conditions, which affect the travel industry,

•	the degree and nature of our direct competition,

•	properties held for sale will not sell,

•	franchise licenses will not be renewed,

•	financing risks including the inability to obtain financing on favorable terms, if at all,

•	development risks including the risks of construction delays and cost overruns, non-issuance or delay of issuance of governmental permits, zoning restrictions,

•	the increase of development costs in connection with projects that are not pursued to completion,

•	non-payment of hotel loans made to third parties,

•	the failure to make additional hotel loans and investments in non-distressed and distressed hotel assets, and

•	the failure to attract joint venture opportunities.
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

PART I.
($ in thousands, except per share amounts)
Item 1. Business.
RECENT DEVELOPMENT — PROPOSED MERGER
On February 21, 2007, Winston Hotels, Inc., (the “Company,” “we,” “our,” and “us”) and WINN Limited Partnership (the “Partnership” and, together with the Company, the “Company”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Wilbur Acquisition Holding Company, LLC, (“Parent”) and Wilbur Acquisition, Inc., a wholly-owned subsidiary of Parent (“MergerCo” and, together with Parent, the “Buyer Parties”). Parent is held by affiliates of Och-Ziff Real Estate and Norge Churchill, Inc.
Pursuant to the Merger Agreement, at closing (i) MergerCo will merge with and into the Company, with the Company continuing as the surviving entity (the “Merger”), and (ii) Parent will purchase one hundred (100) common units of partnership interest in the Partnership for a purchase price of one hundred dollars ($100.00), whereby Parent will become a limited partner of the Partnership. Through the Company, Parent will serve as the general partner of the Partnership following completion of the Merger. Under the terms of the Merger Agreement, at the effective time of the Merger (the “Effective Time”):
1)	each share of MergerCo common stock issued and outstanding immediately prior to the Effective Time will be converted into one validly issued, fully paid and non-assessable share of the Company’s common stock; and

2)	each share of the Company’s common stock that is issued and outstanding immediately prior to the Effective Time (other than shares owned by the Company, the Buyer Parties and their respective subsidiaries) will be converted into, and canceled in exchange for, the right to receive an amount in cash to be paid by Parent equal to $14.10 (the “Common Share Merger Consideration”); and

3)	each share of the Company’s 8.00% Series B Cumulative Preferred Stock (“Series B Preferred Stock”) that is issued and outstanding immediately prior to the Effective Time will remain outstanding as a share of Series B Preferred Stock of the surviving entity; and

4)	each partnership interest in the Partnership that is not specifically designated as a Series B Preferred Unit issued and outstanding immediately prior to the Effective Time will be converted into, and cancelled in exchange for, the right to receive an amount in cash equal to the Common Share Merger Consideration, multiplied by the Conversion Factor (as defined in the Amended and Restated Agreement of Limited Partnership of the Partnership), which as of the date hereof is one.
The Merger Agreement and related transactions were unanimously approved by the Board of Directors of the Company, upon the recommendation of a special committee comprised of its independent directors (the “Special Committee”). Each of the Board of Directors of the Company and the Special Committee has recommended the adoption and approval of the Merger Agreement, the Merger and related transactions contemplated by the Merger Agreement by the Company’s common shareholders. Holders of the Company’s common stock will be asked to vote on the Merger and related transactions at a special meeting that will be held on a date to be announced. The Merger is subject to various closing conditions, including, among other things, the requisite approval of the Merger by the affirmative vote of holders of at least a majority of the outstanding shares of the Company’s common stock at the record date, the absence of a material adverse effect on the Company, the delivery of a tax opinion relating to the Company’s REIT tax status, the execution by the Company and the other limited partners of the Partnership of an amended partnership agreement, the receipt of certain third party consents, the repayment of all outstanding debt under the Company’s line of credit, the absence of any injunction issued by any governmental body preventing the consummation of the Merger and the continued accuracy at the closing of the Merger of the Company’s representations and warranties made in the Merger Agreement. The Merger is expected to close in the second quarter of 2007, pending shareholder approval and other customary closing conditions.
Pursuant to the Merger Agreement, the Company has agreed to certain restrictions on its operating activities without Parent’s prior consent while subject to the Merger Agreement, including, among other things, that the Company will not (i) place or originate any new loans under its Hotel Financing segment, (ii) sell or acquire any properties that were not subject to existing definitive agreements for their purchase or sale as of the date of the Merger Agreement, (iii) enter into any new franchise agreements, ground leases or other material contracts or terminate any existing franchise agreements, ground leases or other material contracts, (iv) settle any material legal proceedings, (v) commence development activities on its current hotels, (vi) make any payments in respect of the Company’s debt, other than scheduled interest and amortization payments, (vii) make any commitment with respect to any capital expenditure individually in excess of $250 or in the aggregate in excess of $500, other than in accordance with a previously provided budget and (viii) mortgage or otherwise encumber any of the Company’s properties or assets. See “Risk Factors—Risks Related to the Proposed Merger—While the Merger Agreement is in effect, we are subject to significant restrictions on our business activities, and activities relating to the Merger may divert the attention of our employees.”
While subject to the Merger Agreement, the Company is not permitted to pay any dividends on its common stock or make any other distribution, payable in cash, stock, property or otherwise, except for payment of required quarterly dividends with respect to outstanding shares of the Series B Preferred Stock in accordance with the terms thereof as in effect on the date of the Merger Agreement.
Pursuant to the Merger Agreement following the completion of the Merger, the Company and the Buyer Parties are obligated to use their reasonable best efforts to cause the Company’s common and Series B Preferred Stock to be delisted from the New York Stock Exchange and deregistered under the Exchange Act so that they will no longer be publicly traded.
The Merger Agreement contains certain termination rights for Parent and the Company and further provides that, upon termination of the Merger Agreement under specified circumstances, the Company will be required to pay Parent a termination fee of $11.0 million and reimburse transaction expenses incurred by Parent in an amount not to exceed $9.0 million.
The foregoing description of certain terms of the Merger Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Merger Agreement, a copy of which has been filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the SEC on February 23, 2007.
On March 8, 2007, the Company received an unsolicited offer from Inland American Real Estate Trust, Inc. (“Inland”) to acquire all of the outstanding common stock of the Company for $15.00 per share, together with all of the common units of the Partnership for $15.00 per unit. The offer contemplates an acquisition of the Company, and is subject to certain terms and conditions, including the negotiation of a definitive merger agreement and completion of due diligence by Inland. On March 9, 2007, after consultation with its outside legal and financial advisors, the Special Committee determined that (i) failing to consider Inland’s offer would be inconsistent with its fiduciary obligations to the Company’s shareholders and (ii) Inland’s proposal is reasonably likely to lead to a “Superior Proposal” (as defined in the Merger Agreement). Accordingly, on March 13, 2007, the Company entered into a confidentiality agreement with Inland for the purpose of furnishing information to, and commencing negotiations on a definitive agreement with, Inland. There is no assurance that the Company will enter into a definitive agreement with Inland.
Where this Annual Report on Form 10-K discusses the Company’s future plans, strategies and activities, such discussion assumes that the Merger is not, and will not be, completed. Because the Merger will not occur unless the Company’s common shareholders approve the Merger and because the Merger is subject to a number of other conditions precedent (many of which are outside the Company’s control), there can be no assurance that the Merger will occur. If the Merger does not occur, there may be a negative impact on the Company’s common and preferred stock prices. See “Risk Factors—Risks Related to the Proposed Merger—Failure to complete the Merger could negatively impact the Company’s stock price and the Company’s future business and financial results.”
GENERAL
The Company, headquartered in Raleigh, North Carolina, owns and develops hotel properties directly and through joint ventures, provides and acquires hotel loans, and provides hotel development and asset management services. The Company conducts substantially all of its operations through its operating partnership, WINN Limited Partnership (the “Partnership”). As of December 31, 2006, the Company’s ownership interest in the Partnership was 95.74%. The Company and the Partnership (together with the Partnership’s wholly owned subsidiaries) are collectively referred to as the “Company.”
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
The Company presently operates in two business segments within the lodging industry: Hotel Ownership and Hotel Financing. Hotel Ownership refers to owning hotels directly or through joint ventures and includes our development activities. Hotel Financing refers to owning hotel-related loans through origination or acquisition. The Hotel Ownership segment and Hotel Financing segment revenues for the year ended December 31, 2006, were $175.4 million and $8.0 million, respectively. Total assets as of December 31, 2006 for the Hotel Ownership segment and Hotel Financing segment were $486.3 million and $53.9 million, respectively.
The Hotel Ownership segment’s primary source of revenue is room revenue generated from hotels the Company either wholly owns or owns an interest in through joint ventures. The Hotel Ownership segment also generates revenue through food and beverage, telephone, parking, and other incidental sales at its hotels. The Hotel Financing segment generates interest income from hotel loans that it originates or acquires. See Note 17 to the Consolidated Financial Statements in Item 8 of PART II (“the Consolidated Financial Statements”) and Item 7 of PART II for further information on our segments.
SIGNIFICANT DEVELOPMENTS DURING 2006 AND FIRST QUARTER 2007
Hotel Ownership
Held for Sale / Dispositions
•	In January 2007, the Abingdon, VA Holiday Inn Express was sold for net proceeds of $5.0 million, resulting in a net gain of $2.4 million.

•	In accordance with SFAS 144, the Company recorded a $12.4 million (net of allocation to minority interest) non-cash impairment charge in the third quarter of 2005 relating to two hotels. On November 4, 2005, the Company’s Board adopted a formal plan to sell the two hotels. In June 2006, the Company sold one of these hotels, the Dallas, TX Holiday Inn Select, for net proceeds of $4.3 million and recognized a net gain of $0.5 million. The remaining hotel, the Orlando, FL Comfort Suites, is being actively marketed by the Company for sale.

•	In November 2006, the Winston Salem, NC Courtyard by Marriott was sold for net proceeds of $9.7 million, resulting in a net gain of $2.8 million.

•	In August 2006, the Alpharetta, GA Homewood Suites was sold for net proceeds of $9.7 million, resulting in a net gain of $3.3 million.

•	In July 2006, the Company sold the West Springfield, MA Hampton Inn for net proceeds of $9.5 million, resulting in a net gain of $3.9 million.

•	In June 2006, the Company sold the Boone, NC Hampton Inn for net proceeds of $4.9 million, resulting in a net gain of $2.2 million.

•	In April 2006, the Company sold the Wilmington, NC Comfort Inn for net proceeds of $5.7 million, resulting in a net gain of $1.0 million.

•	In March 2006, the Company sold the Southlake, GA Hampton Inn for net proceeds of $8.5 million, resulting in a net gain of $4.4 million.
See Note 5 to the Consolidated Financial Statements for further information on the dispositions and discontinued operations.

Acquisitions, Development Projects and Joint Ventures
•	In March 2007, the Company opened a development hotel, the Wilmington, NC Hilton Garden Inn.

•	In November 2006, the Company purchased a parcel of land for $0.6 million adjacent to its Hilton Garden Inn near the Raleigh Durham airport to build its first aloft hotel. The 151-room aloft is estimated to cost approximately $18.5 million. The Company expects to break ground on the wholly owned hotel during the third quarter of 2007 with an expected opening date during the fourth quarter of 2008.

•	In November 2006, the Company opened a 142-room Homewood Suites hotel in Princeton, NJ.

•	In November 2006, one of the Company’s joint ventures opened a 121-room Hilton Garden Inn at Gateway Corporate Park, adjacent to the Akron-Canton Airport in Green, OH.

•	In August 2006, the Company announced that it had entered into definitive agreements to acquire two hotels in New York City for a purchase price of $55 million each. Located in the Tribeca and Chelsea areas, the hotels currently are under construction. Acquisition of each of these hotels is subject to satisfactory completion of due diligence and other customary closing conditions. The Company has been approved by Hilton Hotels Corporation for a Hilton Garden Inn franchise for both the Tribeca hotel and the Chelsea hotel. The Chelsea hotel is expected to open in the second quarter of 2007. There has been a delay in construction at the Tribeca hotel and the Company has pursued legal action against the seller. Pursuant to the purchase and sale agreement, the Company intends to close the project at the appropriate time and complete the development in time to open in the fourth quarter of 2007.

•	In August 2006, the Company acquired the 121-room Courtyard by Marriott in St. Charles, IL.

•	In April 2006, one of the Company’s joint ventures completed the conversion of a former historic residential building in Kansas City, MO into a 123-room Courtyard by Marriott hotel.

•	In 2006, the Company entered into a joint venture that is developing a 120-room Courtyard by Marriott hotel in Jacksonville, FL, which is expected to open in late 2007.

•	The Company expects one wholly owned hotel currently under development, the Roanoke, VA Residence Inn, to open in late 2007.
See Notes 6 and 7 to the Consolidated Financial Statements for further information on the acquisitions, development projects and joint ventures.
Hotel Financing
•	In February 2007, the Company sold its $20.3 million “B” note, which was part of a $66 million senior note for the Lady Luck Casino in Las Vegas, NV, to the senior lender for a discounted price of $15.2 million. The Company originally funded the $20.3 million “B” note in May 2006. The sale was entered into in connection with Merger negotiations with Parent. Accordingly, the Company will recognize a loss of approximately $5.3 million, including the put fee and accrued, unpaid interest income, during the quarter ended March 31, 2007 as a result of this sale. Management did not consider this note to be impaired as of December 31, 2006 and accordingly no loss was recognized at December 31, 2006.

•	In February 2007, the Company closed on a $1.2 million “B” note for a 104-room Holiday Inn Express under construction in Webster, NY.

•	In January 2007, the $2.5 million mezzanine loan, collateralized by a senior participation interest in the loan to Walton Street Capital related to the Los Angeles, CA Airport Renaissance hotel, was prepaid in full.

•	In January 2007, the $1.1 million mezzanine loan collateralized by the ownership interest in the entity that owns the Hilton Garden Inn in Atlanta, GA was paid in full.

•	In December 2006, the Company closed on a $2.2 million mezzanine loan for a Homewood Suites to be constructed in Denver, CO.

•	In December 2006, the $2.8 million mezzanine loan, collateralized by a senior participation interest in a loan to Walton Street Capital related to the Austin, TX Renaissance hotel, was prepaid in full.

•	In December 2006, the $2.0 million participation in a $20 million senior bridge loan collateralized by a hotel/condo project in Miami, FL was prepaid in full.

•	In November 2006, the $5.5 million mezzanine loan collateralized by the Residence Inn by Marriott in St. Louis, MO was paid in full.

•	In June 2006, the Company closed on an $8.5 million construction-to-permanent loan to finance a 101-room Hampton Inn & Suites in Murfreesboro, TN. In October 2006, the Company sold $6.3 million of the $8.5 million Murfreesboro loan and now holds a $2.2 million “B” note.

•	In February and May 2006, the Company closed on its first two loans in conjunction with a program with GE Commercial Franchise Finance Corporation (“GE”) to provide a highly streamlined, cost-effective loan program for hoteliers and expects to loan a total of $4.0 million during the construction of the respective hotels.
See Notes 8 and 20 to the Consolidated Financial Statements for further information on the notes receivable.

SEGMENTS
Hotel Ownership
General. As of December 31, 2006, the Company owned or was invested in 53 hotel properties in 18 states, having an aggregate of 7,205 rooms (See Item 2. “Properties.”). This included 44 wholly owned properties with an aggregate of 6,013 rooms, a 41.7% ownership interest in a joint venture that owned one hotel with 121 rooms, a 60% ownership interest in a joint venture that owned one hotel with 138 rooms, a 49% ownership interest in a joint venture that owned one hotel with 118 rooms, a 48.78% ownership interest in a joint venture that owned one hotel with 147 rooms, a 13.05% ownership interest in a joint venture that owned four hotels with an aggregate of 545 rooms, and a 0.21% ownership interest in a joint venture that owned one hotel with 123 rooms for which substantially all of the profit or loss generated by the joint venture is allocated to the Company.
The Company develops hotels for its own account and through joint ventures. During 2005 and 2006, the Company began construction on various hotels (See Notes 6 and 7 to the Consolidated Financial Statements). The Company was also designated a preferred developer for the new aloft brand by Starwood and is currently reviewing several potential development sites for aloft branded hotels.
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
As of December 31, 2006, 43 of the Company’s 44 wholly owned hotels were operated under leases with Barclay Hospitality. The remaining wholly owned hotel, the Hampton Inn & Suites Baltimore Inner Harbor in Maryland, was leased to an entity owned 0.1% by Barclay Holding. One joint venture hotel, the Chapel Hill Courtyard by Marriott, was leased to an entity owned 48.78% by Barclay Holding. A second joint venture hotel, the Ponte Vedra, FL Hampton Inn, was leased to an entity owned 49% by Barclay Holding. A third joint venture hotel, the Stanley Hotel in Estes Park, CO, was leased to an entity owned 60% by Barclay Holding. A fourth joint venture hotel, the Kansas City, MO Courtyard by Marriott, was leased directly to Barclay Holding. A fifth joint venture hotel, the Akron, OH Hilton Garden Inn, was leased to an entity owned 41.7% by Barclay Holding. The remaining four joint venture hotels, the West Des Moines, IA Fairfield Inn & Suites, the Houston, TX SpringHill Suites, the Shelton, CT Courtyard by Marriott and the West Des Moines, IA SpringHill Suites by Marriott were leased to entities owned 13.05% by Barclay Holding.
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
To qualify as a REIT, the Company cannot operate hotels. The Company’s taxable REIT subsidiaries engage hotel management companies to operate the hotels under management contracts. The Company’s third-party managers under management agreements have direct control of the daily operations of our hotels. As of December 31, 2006, Alliance Hospitality Management, LLC managed 41 of the Company’s 53 hotels, Marriott International managed six hotels, Concord Hospitality Enterprises Company managed three hotels, and Promus Hotels, Inc., an affiliate of Hilton Hotels Corporation, New Castle Hotels, LLC, and GHG-Stanley Management, LLC each managed one hotel. Marriott reports the operating results for the hotels it manages on a fiscal year consisting of thirteen four-week periods. Therefore, for the six Marriott-managed hotels, the Company’s fiscal year will reflect twelve weeks of operations for each of the first three quarters of the year and sixteen weeks for the fourth quarter of the year.

Franchise Agreements. Of the 53 hotels in which the Company holds an ownership interest, 52 are operated under franchises from nationally recognized franchisors including Marriott International, Inc., Hilton Hotels Corporation, Intercontinental Hotels Group PLC, (formerly Six Continents PLC) and Choice Hotels International. The Company anticipates that most of the additional hotel properties in which it invests will be operated under franchise licenses. Franchisors provide a variety of benefits for franchisees including national advertising, publicity and other marketing programs designed to increase brand awareness, training of personnel, continuous review of quality standards and centralized reservation systems.
The hotel franchise licenses generally specify certain management, operational, record keeping, accounting, reporting and marketing standards and procedures with which the Company must comply. The franchise licenses obligate the Company to comply with the franchisors’ standards and requirements with respect to training of operational personnel, safety, insurance, the types of services and products ancillary to guest room services that may be provided, display of signs, and the type, quality and age of furniture, fixtures and equipment included in guest rooms, lobbies and other common areas. See Note 18 to the Consolidated Financial Statements for further information on the Company’s franchise agreements.
Acquisitions of Additional Hotels. One of the Company’s primary growth strategies is the acquisition of additional hotels. In August 2006, the Company acquired the 121-room Courtyard by Marriott in St. Charles, IL. In August 2006, the Company also announced that it had entered into definitive agreements to acquire two hotels in New York City for a purchase price of $55 million each. Located in the Tribeca and Chelsea areas, the hotels currently are under construction. Acquisition of each of these hotels is subject to satisfactory completion of due diligence and other customary closing conditions. The Company has been approved by Hilton Hotels Corporation for a Hilton Garden Inn franchise for both the Tribeca hotel and the Chelsea hotel. The Chelsea hotel is expected to open in the second quarter of 2007. There has been a delay in construction at the Tribeca hotel and the Company has pursued legal action against the seller. Pursuant to the purchase and sale agreement the Company intends to close the project at the appropriate time and complete the development in time to open in the fourth quarter of 2007 (See Note 6 to the Consolidated Financial Statements).
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
Developing Hotels on Selected Sites. The Company has the in-house capability to develop hotels. The Company has developed several of its wholly owned hotels and has completed major renovations for certain hotels owned through joint ventures. The Company typically earns development fees for its services provided to develop joint venture hotels. In April 2006, the Company completed the conversion of a former historic residential building in Kansas City, MO into a 123-room Courtyard by Marriott hotel. On November 2, 2006, one of the Company’s joint ventures opened a 121-room Hilton Garden Inn at Gateway Corporate Park, adjacent to the Akron-Canton Airport in Green, OH. On November 30, 2006, the Company opened a 142-room Homewood Suites hotel in Princeton, NJ. The Company opened one more hotel in March of 2007 and expects another hotel currently under development to open in late 2007. The Company also has entered into a joint venture that is developing a 120-room Courtyard by Marriott hotel in Jacksonville, FL, which is expected to open in late 2007.

The Company has also been designated a preferred developer for the new select-service aloft brand by Starwood Hotels and Resorts Worldwide, Inc. and is currently reviewing several potential development sites on which it can build and own aloft-branded hotels. During November 2006, the Company purchased a parcel of land for $0.6 million adjacent to its Hilton Garden Inn near the Raleigh Durham airport to build its first aloft hotel. The 151-room aloft is estimated to cost approximately $18.5 million. The Company expects to break ground on the wholly owned hotel during the third quarter of 2007 with an expected opening date during the fourth quarter of 2008. The Company is continually looking to develop additional hotel properties, either to wholly-own or to own through joint ventures.
Disposition of Hotels. Selling older hotels, underperforming hotels, or hotels that no longer meet the Company’s yield objectives, and investing the funds in selected hotel developments, hotels or hotel loans is another of the Company’s growth strategies. During 2006, the Company sold seven hotels that the Company believed no longer fit the Company’s long-term growth strategy, for aggregate net proceeds of $52.5 million and recognized an aggregate net gain, net of minority interest, of $17.5 million (See Note 5 to the Consolidated Financial Statements). In January 2007, the Abingdon, VA Holiday Inn Express was sold for net proceeds of $5.0 million. The Company recorded a $12.4 million (net of allocation to minority interest) non-cash impairment charge in the third quarter of 2005 relating to two hotels. On November 4, 2005, the Company’s Board adopted a formal plan to sell the two hotels. In June 2006, the Company sold one of these hotels, the Dallas, TX Holiday Inn Select, for net proceeds of $4.3 million and recognized a net gain of $0.5 million. The remaining hotel, the Orlando, FL Comfort Suites, is being actively marketed by the Company for sale. Should the Company complete a sale of this hotel, there can be no assurance that the net proceeds from sale will equal the Company’s carrying value, in which case an additional impairment charge may be necessary at that time.
Seasonality. The Company’s hotel operations historically have been seasonal in nature, reflecting higher revenue per available room (“RevPAR”) during the second and third quarters. This seasonality can be expected to cause fluctuations in the Company’s quarterly operating profits. To the extent that cash flow from operations is insufficient during any quarter, due to temporary or seasonal fluctuations in revenue, the Company expects to utilize cash on hand or borrowings under its line of credit to make distributions to its shareholders.
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
Hotel Financing
The Company’s Hotel Financing segment generates interest income from hotel loans that it originates or acquires. As of December 31, 2006, the Company had sixteen loans outstanding, representing loans receivable totaling $52.1 million and other assets totaling $1.8 million. The Company does not hold an ownership interest in any of the hotels for which it has provided debt financing. The Company’s hotel loan program is designed to provide loans to the hotel industry, primarily by either originating single loans, purchasing participations or subordinate pieces of loans originated by others or through the purchase of the first loss piece of collateralized mortgage backed securities (“CMBS”) transactions, which typically contain mortgage loans on multiple hotel properties. The first loss piece consists of mortgage loans collateralized by some of the respective underlying hotels but which are not included in the CMBS pool. However, the Company may also issue whole loans and then potentially sell the senior portion of the loan. The Company’s loan amount is typically 10% to 25% of the project’s all-in cost, ranging from approximately $1 million to approximately $25 million. The Company will primarily provide financing between 60% and 85% of the lesser of the project’s all-in cost or fair market value. Loans will typically be issued for hotels with between 100 and 450 rooms.
In May 2006, the Company funded a $20.3 million “B” note, which was part of a $66.0 million senior note for the Lady Luck Casino in Las Vegas, NV. On February 20, 2007, the Company paid $150 to enter into a Put Agreement with Canpartners Realty Holding Company IV LLC to sell its interest in the $20.3 million “B” note for a discount price of approximately $15.2 million. On February 21, 2007, the Company exercised its put option and on February 27, 2007, completed the sale of its interest in the “B” note for $15.2 million. The sale was entered into in connection with Merger negotiations with Parent. Accordingly, the Company will recognize a loss of approximately

$5.3 million, including the put fee and accrued, unpaid interest income, during the quarter ended March 31, 2007 as a result of this sale. Management did not consider this note to be impaired as of December 31, 2006 and accordingly no loss was recognized at December 31, 2006.
EMPLOYEES
The Company had 26 employees as of March 15, 2007. We believe that our relations with our employees are good.
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
Phase I environmental site assessments (“ESAs”) were obtained on all of the Company’s hotels. The Phase I ESAs were intended to identify potential sources of contamination for which the hotels may be responsible and to identify readily apparent environmental regulatory compliance concerns. The Phase I ESAs included historical reviews of the hotels, reviews of certain public records, preliminary investigations of the sites and surrounding properties, screening for the presence of ACMs, PCBs (polychlorinated biphenyls) and underground storage tanks, and the preparation and issuance of a written report. The Phase I ESAs did not include invasive procedures, such as soil sampling or groundwater analysis. The Phase I ESAs reports have not revealed any environmental condition, liability or compliance concern that the Company believes would have a material adverse effect on the Company’s business, assets or results of operations, nor is the Company aware of any such condition, liability or compliance concern. Nevertheless, it is possible that these reports do not reveal all environmental conditions, liabilities or compliance concerns or that there are material environmental conditions, liabilities or compliance concerns of which the Company is unaware that arose at a hotel after the related Phase I ESAs report was completed. Moreover, no assurances can be given that (i) future laws, ordinances or regulations will not impose any material environmental liability for existing conditions at the Company’s hotels, or (ii) the current environmental condition of the hotels will not be affected by the condition of the properties in the vicinity of the hotels (such as the presence of leaking underground storage tanks) or by third parties unrelated to the Company.
Federal, state and local laws and regulations govern the removal, encapsulation, disturbance, handling and disposal of ACMs and potential ACMs when such materials are in poor condition or in the event of construction, remodeling, renovation or demolition of a building. In addition to the ESAs, the Company also obtained asbestos surveys in early 2006 for the five hotels constructed before 1985. In the asbestos surveys, the consultants discovered the presence of ACMs in four of the hotels, one of which was sold during 2006. The ACMs are managed, in accordance with current environmental laws and regulations. As such, if the ACMs pose a threat to human health or if any construction, renovation, remodeling or demolition occurs, it is the Company’s practice to remediate the ACMs. The Company is managing and monitoring the presence of the ACMs with the assistance of its consultants.
In March 2005, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations,” (“FIN 47”) an interpretation of Statement of Financial Accounting Standards (“SFAS”) No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”). The interpretation clarifies that a legal obligation to perform an asset retirement activity that is conditional on a future event is within the scope of SFAS 143. Accordingly, an entity is required to recognize a liability for the fair value of an asset retirement obligation (“ARO”) that is conditional on a future event if the liability’s fair value can be reasonably estimated. The interpretation also provides additional guidance for evaluating whether sufficient information is available to make a reasonable estimate of the fair value. The Company adopted the interpretation effective December 31, 2006. FIN 47 clarifies that future expenses to remove ACMs from buildings should be estimated and accrued as a liability at the time of acquisition with an offset to increase the cost of the associated structure (See Note 18 to the Consolidated Financial Statements).
Portions of the soil and groundwater under the Durham, NC Hampton Inn have been contaminated by one or more leaking underground storage tanks from an adjacent property owned by a third-party. The North Carolina Department of Environment and Natural Resources classified the adjacent property as “low risk” and issued a “No Further Action” determination in November 2003. A Phase II ESAs file review was conducted in February 2005 to review and obtain regulatory files related to the leaking underground tanks on the adjacent property. The Phase II file review indicated that the Durham, NC Hampton Inn is restricted from use of groundwater and recommended additional investigation to determine the extent of contamination, if any, from the leaking tanks. We conducted an investigation in August 2005, which identified benzene in groundwater as the only volatile organic compound that exceeded the permitted concentration limits. We believe liability for future cleanup, if any, of this subsurface contamination most likely would be imposed on the third-party owner of the leaking underground storage tanks and not us. We could, however, be responsible for cleanup of this site if, for instance, the owner of the leaking tanks refused or were financially unable to conduct a cleanup.
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

Item 1A. Risk Factors.
An investment in our securities involves various risks. You should carefully consider the following risk factors in conjunction with the other information contained herein before purchasing our securities. The risks discussed herein can adversely affect our business, liquidity, operating results, prospects, and financial condition. This could cause the market price of our securities to decline and could cause you to lose part or all of your investment. The risk factors described below are not the only risks that may affect us. Additional risks and uncertainties not presently known to us also may adversely affect our business, liquidity, operating results, prospects, and financial condition.
Risks Related to the Proposed Merger
On February 21, 2007, the Company and the Partnership each entered into the Merger Agreement with Wilbur Acquisition Holding Company, LLC, (“Parent”) and Wilbur Acquisition, Inc., a wholly-owned subsidiary of Parent, pursuant to which the Company will be acquired through the process set forth under the heading “Recent Development — Proposed Merger” in Item 1 above. In connection with the Merger, we will file a definitive proxy statement with the SEC. The proxy statement will contain important information about us, the Merger and other related matters. We urge all of our shareholders to read the proxy statement. In relation to the Merger, we are subject to certain risks including, but not limited to, those set forth below.
Failure to complete the Merger could negatively impact our stock price and our future business and financial results.
Completion of the Merger is subject to the satisfaction or waiver of various closing conditions, including, among other things, the requisite approval of the Merger by the affirmative vote of holders of at least a majority of the outstanding shares of our common stock at the record date, the absence of a material adverse effect (as defined in the Merger Agreement) on the Company, the delivery of a tax opinion relating to our REIT tax status, the execution by us and the other limited partners of the Partnership of an amended partnership agreement, the receipt of certain third party consents, the repayment of all outstanding debt under our line of credit, the absence of any injunction issued by any governmental body preventing the consummation of the Merger and the continued accuracy at the closing of the Merger of our representations and warranties made in the Merger Agreement. There is no assurance that all of the various closing conditions will be satisfied or waived.
If the Merger is not completed for any reason, we will be subject to several risks, including the following:
•	being required, under certain circumstances, including if we sign a definitive agreement with respect to a superior proposal from another potential buyer, to pay a termination fee of $11.0 million to Parent;

•	being required, under certain circumstances, including if we breach the Merger Agreement, to reimburse Parent for up to $9.0 million of its transaction costs and expenses;

•	having incurred certain costs relating to the Merger that are payable whether or not the Merger is completed, including legal, accounting, financial advisor and printing fees; and

•	having had the focus of management directed toward the Merger and integration planning instead of on our core business and other opportunities that could have been beneficial to us.
In addition, we would not realize any of the expected benefits of having completed the Merger. If the Merger is not completed, we cannot assure you that these risks will not materialize or materially adversely affect our business, financial results, financial condition and stock price.
Provisions of the Merger Agreement may deter alternative business combinations and could negatively impact our stock price if the Merger Agreement is terminated in certain circumstances or otherwise fails to close.
Restrictions in the Merger Agreement on solicitation generally prohibit us from soliciting, initiating or facilitating any acquisition proposal or offer for a merger, business combination or sale of 20% or more of our assets with any other party, including a proposal that might be advantageous to our shareholders when compared to the terms and conditions of the Merger. If the Merger is not completed, we may not be able to conclude another merger, sale or combination on as favorable terms, in a timely manner, or at all. If the Merger Agreement is terminated, we, in certain specified circumstances, may be required to pay Parent a termination fee of $11.0 million. In addition, under certain circumstances, we may be required to reimburse Parent for its transaction expenses in an amount not to exceed $9.0 million. These provisions may deter third parties from proposing or pursuing alternative business combinations that might result in greater value to our shareholders than the Merger. These provisions and certain specific circumstances are set forth in the Merger Agreement, which has been filed as an exhibit to our Current Report on Form 8-K filed with the SEC on February 23, 2007.
Our stock price and businesses may be adversely affected if the Merger is not completed.
If the Merger is not completed, the trading price of our common stock may decline to the extent that the current market prices reflect a market assumption that the Merger will be completed. In addition, our businesses and operations may be harmed to the extent that our franchisors and others believe that we cannot effectively operate in the marketplace on a stand-alone basis, or there is employee uncertainty surrounding the future direction of the strategy of the Company on a stand-alone basis.
While the Merger Agreement is in effect, we are subject to significant restrictions on our business activities, and activities relating to the Merger may divert the attention of our employees.
While the Merger Agreement is in effect, we are subject to significant restrictions on our business activities and must generally operate our business in the ordinary course (subject to certain exceptions or the consent of Parent). To comply with these interim operating covenants, without Parent’s prior consent, we will not, among other things, (i) place or originate any new loans under our Hotel Financing segment, (ii) sell or acquire any properties that were not subject to existing definitive agreements for their purchase or sale as of the date of the Merger Agreement, (iii) enter into any new franchise agreements, ground leases or other material contracts or terminate any existing franchise agreements, ground leases or other material contracts, (iv) settle any material legal proceedings, (v) commence development activities on our current hotels, (vi) make any payments in respect of the Company’s debt, other than scheduled interest and amortization payments, (vii) make any commitment with respect to any capital expenditure individually in excess of $250 or in the aggregate in excess of $500, other than in accordance with a previously provided budget or (viii) mortgage or otherwise encumber any of the Company’s properties or assets. In addition, while subject to the Merger Agreement, we are not permitted to pay any dividends on our common stock or make any other distribution, payable in cash, stock, property or otherwise, except for payment of required quarterly dividends with respect to outstanding shares of the Series B Preferred Stock in accordance with the terms thereof as in effect on the date of the Merger Agreement. These interim operating covenants are set forth in the Merger Agreement, which has been filed as an exhibit to our Current Report on Form 8-K filed with the SEC on February 23, 2007. You should read the Merger Agreement for more details about the Merger and the interim operating covenants. Because of these restrictions on our business activities and because our employees will likely be required to divert significant attention to Merger-related activities, our ability to capitalize on growth opportunities and other business opportunities, make other capital expenditures as agreed with Parent, sell assets and reduce our indebtedness will be limited, which could have a material adverse effect on our future results of operations or financial condition.
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
Our income primarily depends upon the net operating income of our hotels. Our ability to make distributions to our shareholders depends on the ability of our hotel managers to generate sufficient revenues from our hotels in excess of operating expenses. Our managers will be affected by factors beyond their control, such as changes in the level of demand for rooms and related services of our hotels, their ability to maintain and increase gross revenues and operating margins at our hotels, and other factors. As of December 31, 2006, 41 of our hotels were managed by Alliance and six of our hotels were managed by Marriott International. Therefore, any operating difficulties or other factors specifically affecting Alliance’s or Marriott International’s ability to maintain and increase gross revenues and operating margins at our hotels could significantly adversely affect our financial condition and results of operations.
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
We currently have a significant amount of debt. As of December 31, 2006, we had $7.9 million and $231.7 million outstanding under our lines of credit and mortgage loans, respectively. Our level of debt could have important consequences to you. For example, it could:
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
On March 11, 2005, the Company, through its wholly owned subsidiary, Winston SPE II LLC (“SPE II”), entered into the GE Line. The GE Line limits our borrowing availability to an amount based primarily upon the net operating income of the hotels that serve as collateral for the GE Line. If the net operating income of the hotels provided as collateral declines, and our resulting availability under the GE Line is less than the balance outstanding, we must repay the total outstanding advances to the extent required to eliminate the excess or provide additional collateral, which may not be available, to increase our borrowing availability to the total amount of debt we need, up to a maximum amount of $215 million. Currently, 39 of our 43 wholly owned hotels have been pledged as collateral for our debt facilities, 22 against the GE Line, 16 against the GE Capital CMBS loan and one against a stand alone mortgage. Currently 4 of the Company’s wholly owned properties are unencumbered and remained eligible to be pledged as collateral.
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
Our borrowings under the GE Line bear interest at a variable rate. Although we have entered into an interest rate cap agreement that limits our interest rate exposure to increases in 30-day LIBOR over 9.17% on principal balances up to $150 million outstanding debt under the GE Line, increases in interest rates up to this limit could increase our interest expense and adversely affect our cash flow. Certain of our individual hotel loans earn interest at fixed rates. Thus, in a period of rising interest rates, our interest expense would increase, while the interest we earn on our fixed-rate debt investments would not change, adversely affecting our profitability. In addition, the value of our fixed rate hotel loans would be impaired if market interest rates rose, which would make it difficult for us to sell the loans. We also may incur debt in the future that bears interest at a variable rate or we may be required to refinance our existing debt at higher interest rates, both of which could also increase our interest expense and adversely affect our cash flow.
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
We sold sixteen hotels during the past five years; four in 2002, two in 2004, three in 2005 and seven in 2006. In January 2007, we sold the Abingdon, VA Holiday Inn Express. In accordance with SFAS 144, the Company recorded a $12.4 million (net of allocation to minority interest) non-cash impairment charge in the third quarter of 2005 relating to two hotels. On November 4, 2005, the Company’s Board adopted a formal plan to sell the two hotels. In June 2006, the Company sold one of these hotels, the Dallas, TX Holiday Inn Select, for net proceeds of $4.3 million and recognized a net gain of $0.5 million. The remaining hotel, the Orlando, FL Comfort Suites, is being actively marketed by the Company for sale. We may decide to sell additional hotels in the future. We may not be able to sell such hotels on favorable terms, and such hotels may be sold at a loss. As with acquisitions, we face competition for buyers of our hotel properties. Other sellers of hotels may have the financial resources to dispose of their hotels on terms that we would be unable to accept. If we cannot find buyers for any properties that are designated for sale, we will not be able to implement our divestiture strategy. In the event that we cannot fully execute our divestiture strategy or realize the benefits there from, we will not be able to fully execute our growth strategy.
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
We have acquired 9 of our current hotels in the past from related parties of our affiliates, which include Robert Winston, our Chief Executive Officer, and Charles Winston, our Chairman of the Board of Directors for consideration that included units of limited partnership interest in the Partnership. Robert Winston and Charles

Winston in the aggregate own approximately 95% of the limited partnership interests in the Partnership, excluding our ownership interest in the Partnership. The limited partners of the Partnership, including Robert Winston and Charles Winston, may have unrealized gains associated with their interests in these hotels. Our sale of any of those hotels may cause adverse tax consequences to the limited partners. Therefore, our interests could conflict with the interests of the limited partners in connection with the disposition of one or more of those 9 hotels, including limited partners who may be board members or otherwise in a position to exert influence over other board members who will determine whether we sell these hotels, which could result in decisions that are not in the best interest of all shareholders.
We depend on key personnel, the loss of which could have a material adverse effect on the Company.
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
Investments in mezzanine loans take the form of subordinated loans collateralized by second mortgages on the underlying property or subordinate loans collateralized by a pledge of the ownership interests in the entity that directly or indirectly owns the property. These types of investments involve a higher degree of risk than a senior mortgage loan because the investment may become uncollateralized as a result of foreclosure by the senior lender. In the event of a bankruptcy of the entity providing the pledge of its ownership interests as security, we may not have full recourse to the assets of the property owning entity, or the assets of the entity may not be sufficient to satisfy our mezzanine loan. If a borrower defaults on our mezzanine loan or debt senior to our loan, or in the event of a borrower bankruptcy, our mezzanine loan will be satisfied only after the senior debt is paid in full. As a result, we may not recover some or all of our investment, which could result in losses. In addition, mezzanine loans may have higher loan to value ratios than conventional mortgage loans, resulting in less equity in the property and increasing the risk of loss of principal.
Our hotel loan program subjects us to the unique risks of a mezzanine lender.
A mezzanine lender has some of the same risks as a traditional real estate lender, such as lender liability for improperly exercising control over the borrower and environmental risks as a potentially responsible party liable for environmental damage in connection with the property owned by the borrower. A mezzanine lender may enhance these risks by pursuing remedies on default that afford greater control over the operations of the borrower, especially if the mezzanine lender exercises its authority as a managing or co-managing member. Courts have discretion to decline to enforce loan features which purport to limit or modify a mortgagor’s right to redeem real estate after a mortgage default and before foreclosure by paying off the loan, and thus some remedies specified in our mezzanine loans may be unavailable to us. In addition, a borrower may allege that being in the position to control the borrowing entity creates duties by the lender to the borrower, including fiduciary-like duties that may conflict with the lender’s ability to exercise its remedies. Finally, to be able to protect its mezzanine loan, a mezzanine lender may have to advance additional funds to cure defaults on senior loans. We may not have the ability to improve the operations of the hotel property once we exercise our control rights. In some cases, we have made loans to hotels that do not fit our traditional investment criteria and may not have the appropriate expertise to manage these properties. We may incur additional costs and resources which divert attention from our core operations.
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
Currently, we own two hotels located in communities with a large military presence; one near Fort Bragg in Fayetteville, North Carolina and one near Camp Lejeune in Jacksonville, North Carolina. Over the last four years in Fayetteville, the reservists and National Guard troops have been called into Fayetteville to operate the base. Now, most all of the reservists and guardsmen are stationed in the Middle East and the troops stationed at Fort Bragg are living at home. Only small groups are being deployed from Fayetteville at this time and they are no longer being replaced with reservists or guardsmen. Also, the few reservists and guardsmen that remain have been given options to relocate from hotels to apartments. The occupancy rate for the Comfort Inn in Fayetteville, North Carolina was adversely affected decreasing to 62.3% for the year ended December 31, 2005. Primarily as a result of the decreased military business, the Company temporarily closed a portion of the Comfort Inn in Fayetteville, reducing the number of rooms from 176 to 123. The occupancy rate for the Comfort Inn in Fayetteville, North Carolina for the year ended December 31, 2006 was 70.9%, which was based on the reduced room count of 123.
In Jacksonville, our military business is dependent upon the ships that are transporting troops back and forth to many destinations, not just the Middle East. The volume of business is steadier because many bases are involved. The occupancy rate for the Hampton Inn in Jacksonville, North Carolina was positively affected and increased to 85.7% for the year ended December 31, 2006 compared to 81.9% for the year ended December 31, 2005.
With a large number of military personnel deployed away from their permanent duty stations for an extended period, as is currently happening with the war on terror and war in Iraq, we expect that occupancy rates and RevPAR at those two hotels will continue to be affected. We cannot predict the extent to which additional deployments will continue to impact the operating results of our two hotels.
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
At December 31, 2006, 27 out of the Company’s 53 hotels were located in the seven eastern seaboard states ranging from Maryland to Florida, including 13 hotels located in North Carolina. Adverse events in these areas, such as economic recessions, hurricanes or other natural disasters, could cause a loss of revenues from these hotels, which could have a greater adverse effect on the Company as a result of its concentration of assets in this area. Our geographic concentration also exposes us to risks of oversupply and competition in our principal markets. Each of our hotels competes with other hotels in its market area. A number of additional hotel rooms will continue to be built in the markets in which our hotels are located, which could result in too many hotel rooms in those regions. Significant increases in the supply of hotel rooms without corresponding increases in demand can have a severe adverse effect on our business, financial condition and results of operations.
Conditions of franchise agreements could adversely affect us.
As of December 31, 2006, of the 53 hotels in which the Company held an ownership interest, 52 were operated under franchises from nationally recognized franchisors including Marriott International, Inc., Hilton Hotels Corporation, Intercontinental Hotels Group PLC, (formerly Six Continents PLC) and Choice Hotels International.

In addition, hotels in which we subsequently invest may be operated pursuant to franchise agreements. A hotel’s failure to adhere to the terms and conditions of the franchise agreement could result in the loss or cancellation of its franchise license. We rely on our managers to conform to such franchisor standards. The franchise agreements generally contain specific standards for, and restrictions and limitations on, the operation and maintenance of a hotel in order to maintain uniformity within the franchisor’s system. These standards are subject to change over time, in some cases at the discretion of the franchisor, and may restrict our ability to make improvements or modifications to a hotel without the consent of the franchisor. In addition, compliance with these standards could require us to incur significant expenses or capital expenditures even if we do not believe the capital improvements are necessary or desirable or will result in an acceptable return on our investment. Recently our franchisors have required improvements to our hotels, such as the provision of hot breakfasts and higher quality linens. These improvements have proven costly but have not necessarily marginally increased our RevPAR. Our cash available for distribution could be adversely affected if we must incur substantial costs to maintain a franchise license.
If a franchise license terminates due to our failure to make required improvements or to otherwise comply with its terms, we may be liable to the franchisor for a termination payment. These termination payments would vary by franchise agreement and by hotel. The loss of a number of franchise licenses and the related termination payments could have a material adverse effect on our business, financial condition and results of operations. The franchise agreements provide for termination at the franchisor’s option upon the occurrence of certain events, including the Company’s failure to pay royalties and fees or perform its other covenants under the franchise agreement, bankruptcy, abandonment of the franchise, commission of a felony, assignment of the franchise without the consent of the franchisor, or failure to comply with applicable law or maintain applicable standards in the operation and condition of the relevant hotel. The franchise agreements will not renew automatically upon expiration. The 52 hotels’ franchise licenses, including eight joint venture hotels, will expire as follows:

Year of Expiration	Number of Hotels

2007	2
2008	2
2009	2
2010	1
2011	2
2012	2
2013	5
2014	1
2015	1
2016	2
2017	10
2018	3
2019	6
2020	1
2022	3
2023	1
2024	4
2025	1
2026	1
2027	1
2031	1

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
Under various federal, state and local environmental laws, ordinances and regulations, a current or previous owner or operator of real property may be liable for the costs of investigation and removal or remediation of hazardous or toxic substances on, under, originating at or in the property, including fixtures, structures and other improvements located on the property. These laws often impose liability whether or not the owner or operator knew of (or should have known of), or caused, the presence of contaminants. Although Phase I ESAs were obtained on all of the hotels, the Phase I ESAs did not include invasive procedures, such as soil sampling or groundwater analysis. While the Phase I ESAs reports have not revealed any environmental condition, liability or compliance concern that the Company believes would have a material adverse effect on the Company’s business, assets or results of operations, it is possible that these reports do not reveal all environmental conditions, liabilities or compliance concerns or that there are material environmental conditions, liabilities or compliance concerns of which the Company is unaware that arose at a hotel after the related Phase I ESAs report was completed. The costs to clean up a contaminated property, to defend against a claim, or to comply with environmental laws could be material and could affect the funds available for distributions to shareholders. Clean-up costs and the owner’s or operator’s liability generally are not limited under these laws and could exceed the value of the property and/or the aggregate assets of the owner or operator. In addition, the presence of, or failure to properly remediate, contaminants may adversely affect the owner’s ability to sell or rent the property or borrow using the real property as collateral. Persons who arrange for the disposal or treatment of hazardous or toxic substances may also be liable for the clean-up costs of the substances at the disposal or treatment facility, whether or not the facility is or ever was owned or operated by that person.
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
Stachyhotrys chartarum (“black mold”) is a greenish-black fungus found worldwide that grows in such places as dry wall, carpet, wall paper, fiber-board, ceiling tiles, and thermal insulation when the relative humidity is above 55%. While the scientific community lacks consensus on the health threat, if any, posed by exposure to black mold, if black mold is detected in any of our hotels, we may be subject to adverse publicity, which could adversely affect our operations and financial results from that hotel. Such claims could require us to spend significant time and money in litigation or pay significant damages. In addition, we may be required to close all or portions of the affected hotel during mold remediation operations, generally consisting of a thorough cleaning with chlorine bleach and water. Under certain conditions, black mold may be difficult to eradicate and require us to remove and replace moldy materials in the hotel. In extreme cases, it may be necessary to perform extensive facility repairs. The presence of black mold in any hotel also could adversely impact the fair market value of that hotel. Because black mold is a naturally occurring fungus, the spores of which can be transported by outside air currents, there can be no assurances that black mold will not enter and grow in the Company’s hotel properties.
Liability for underground storage tanks could adversely affect our financial condition.
Portions of the soil and groundwater under the Durham, NC Hampton Inn have been contaminated by one or more leaking underground storage tanks from an adjacent property owned by a third-party. The North Carolina Department of Environment and Natural Resources classified the adjacent property as “low risk” and issued a “No Further Action” determination in November 2003. A Phase II ESAs file review was conducted in February 2005 to review and obtain regulatory files related to the leaking underground tanks on the adjacent property. The Phase II file review indicated that the Durham, NC Hampton Inn is restricted from use of groundwater and recommended additional investigation to determine the extent of contamination, if any, from the leaking tanks. We conducted an investigation in August 2005, which identified benzene in groundwater as the only volatile organic compound that exceeded the permitted concentration limits. We believe liability for future cleanup, if any, of this subsurface contamination most likely would be imposed on the third-party owner of the leaking underground storage tanks and not us. We could, however, be responsible for cleanup of this site if, for instance, the owner of the leaking tanks refused or were financially unable to conduct a cleanup. In addition to the costs of cleanup, environmental contamination can affect the value of a property and, therefore, an owner’s ability to borrow funds using the property as collateral or to sell the property. The costs to clean up a contaminated property, to defend against a claim, or to comply with environmental laws could be material and could adversely affect the funds available for distribution to our shareholders. We can make no assurances that (i) future laws or regulations will not impose material environmental liabilities or (ii) the current environmental condition of our hotel properties will not be affected by the condition of the properties in the vicinity of our hotel properties (such as the presence of leaking underground storage tanks) or by third parties unrelated to us.
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
Our articles of incorporation authorize the Board of Directors to issue up to 5,000 shares of preferred stock and to establish the preferences and rights of any shares of preferred stock issued. Currently, there are 3,680 shares of preferred stock outstanding. Issuing additional preferred stock could have the effect of delaying or preventing a change in control even if a change in control were in our shareholders’ best interest.
Item 1B. Unresolved Staff Comments.
Not applicable.
Item 2. Properties.
Our principal executive offices are located at 2626 Glenwood Avenue, Suite 200, Raleigh, North Carolina 27608. We carry out all aspects of our businesses at that location. We lease approximately 18,900 square feet at our headquarters building, of which approximately 4,940 square feet is sub-leased to other parties. We believe that our present facilities, together with current options to extend lease terms and occupy additional space, are adequate for our current and presently projected needs. The following table sets forth, by franchise affiliation, certain unaudited information with respect to our wholly owned hotels for the years ended December 31, 2006 and 2005, for properties owned as of December 31, 2006 (room revenue in thousands):

		2006			2005
	Number of	Room	Average	Occupancy	Room	Average	Occupancy
Hotel Name	Rooms	Revenue	Daily Rate	Percentage	Revenue	Daily Rate	Percentage

Comfort Inns/Suites
Comfort Inn Charleston, SC	129	$2,655	$77.85	72.4%	$2,434	$75.37	68.6%
Comfort Inn Durham, NC	136	$2,342	$71.36	66.1%	$2,165	$64.38	67.6%
Comfort Inn Fayetteville, NC	123	$2,260	$71.01	70.9%	$2,439	$64.20	62.3%
Comfort Suites Orlando, FL	213	$2,701	$56.20	62.1%	$2,935	$54.50	68.9%
Courtyard by Marriott
Courtyard by Marriott Ann Arbor, MI	160	$4,863	$112.91	73.7%	$4,238	$101.14	71.7%
Courtyard by Marriott Houston, TX	197	$3,785	$102.38	51.4%	$3,344	$83.75	55.5%
Courtyard by Marriott Houston, TX (Northwest) (2)	126	$3,295	$99.90	71.9%	$428	$77.25	70.9%
Courtyard by Marriott Roanoke, VA	135	$4,285	$113.26	76.8%	$3,756	$97.09	78.5%
Courtyard by Marriott St. Charles, IL (3)	121	$754	$91.95	55.5%	$—	$—	0.0%
Courtyard by Marriott Wilmington, NC	128	$3,338	$97.31	73.4%	$2,895	$86.07	72.0%
Fairfield Inn
Fairfield Inn Ann Arbor, MI	110	$2,304	$89.11	64.4%	$1,976	$76.01	64.7%
Hampton Inn/Suites
Hampton Inn & Suites Gwinnett, GA	136	$3,226	$93.99	69.1%	$2,987	$85.13	70.7%
Hampton Inn & Suites Baltimore, MD (1)	116	$4,912	$159.48	72.7%	$1,427	$148.16	68.1%
Hampton Inn Brunswick, GA	129	$2,473	$78.80	66.7%	$2,656	$76.83	73.7%
Hampton Inn Cary, NC	129	$2,666	$81.82	69.2%	$2,064	$73.26	59.8%
Hampton Inn Charlotte, NC	126	$2,806	$89.04	68.5%	$2,294	$76.59	65.1%
Hampton Inn Durham, NC	136	$3,033	$83.99	72.7%	$2,729	$76.49	71.9%
Hampton Inn Jacksonville, NC	122	$3,034	$79.49	85.7%	$2,537	$69.54	81.9%
Hampton Inn Perimeter, GA	131	$3,389	$100.98	70.2%	$2,694	$85.35	66.0%
Hampton Inn Raleigh, NC	141	$3,204	$89.28	69.7%	$2,618	$79.35	64.1%
Hampton Inn White Plains, NY	156	$5,825	$137.42	74.4%	$5,070	$117.44	75.8%
Hilton Garden Inn
Hilton Garden Inn Albany, NY	155	$4,667	$113.03	73.0%	$4,534	$114.12	70.2%
Hilton Garden Inn Alpharetta, GA	164	$3,606	$97.30	61.9%	$3,282	$89.05	61.6%
Hilton Garden Inn Evanston, IL	178	$6,630	$132.98	76.7%	$5,963	$126.55	72.5%
Hilton Garden Inn Raleigh, NC	155	$5,134	$118.75	76.4%	$4,447	$113.80	69.1%
Hilton Garden Inn Windsor, CT	157	$3,928	$104.88	65.4%	$3,811	$98.61	67.4%
Holiday Inn/Express/Select
Holiday Inn at Tinton Falls, NJ	174	$4,654	$112.26	65.3%	$4,375	$108.35	63.6%
Holiday Inn Express Abingdon, VA	81	$1,666	$81.18	69.4%	$1,499	$74.36	68.2%
Holiday Inn Express Clearwater, FL	126	$2,479	$85.47	63.1%	$2,358	$76.44	66.7%
Holiday Inn Secaucus, NJ	161	$5,698	$129.28	75.0%	$5,374	$115.95	78.9%
Homewood Suites
Homewood Suites Cary, NC	150	$3,981	$95.48	76.2%	$3,493	$90.66	70.4%
Homewood Suites Durham, NC	96	$2,731	$98.02	79.5%	$2,529	$99.18	72.8%
Homewood Suites Houston, TX	92	$2,861	$106.62	79.9%	$2,729	$101.62	80.0%
Homewood Suites Lake Mary, FL	112	$2,930	$97.66	73.4%	$3,249	$96.63	82.3%
Homewood Suites Phoenix, AZ	126	$2,980	$88.49	73.2%	$2,539	$83.93	65.8%
Homewood Suites Princeton, NJ (4)	142	$74	$126.02	13.0%	$—	$—	0.0%
Homewood Suites Raleigh, NC	137	$3,909	$98.11	79.7%	$3,435	$94.88	72.4%
Quality Suites
Quality Suites Charleston, SC	168	$4,085	$82.49	80.8%	$3,614	$80.66	73.1%
Residence Inn
Residence Inn Phoenix, AZ	168	$3,901	$98.33	64.7%	$3,385	$88.20	62.6%
Towneplace Suites
Towneplace Suites Austin, TX (2)	127	$2,651	$73.94	77.6%	$351	$69.62	64.0%
Towneplace Suites Birmingham, AL (2)	128	$2,588	$83.50	66.5%	$443	$77.56	72.5%
Towneplace Suites Bryan, TX (2)	94	$1,749	$75.13	68.0%	$270	$79.57	58.2%
Towneplace Suites Houston, TX (Northwest) (2)	128	$2,687	$79.31	72.7%	$389	$73.88	66.3%
Towneplace Suites Houston, TX (Clearlake) (2)	94	$2,327	$84.01	80.9%	$328	$75.97	74.0%

Total for 44 Hotels	6,013	$145,066	$96.83	70.8%	$116,083	$89.45	69.2%

(1)	Purchased in September 2005.

(2)	Purchased in October 2005.

(3)	Purchased in August 2006.

(4)	Development hotel opened November 2006.

See Note 10 to Notes to Consolidated Financial Statements for further discussion of debt that encumbers these hotels.

In addition to our wholly owned hotels, we maintain investments in joint ventures that in the aggregate owned interests in nine operating hotels as of December 31, 2006. The following table sets forth certain unaudited information about the hotels owned through joint ventures with third parties for the years ended December 31, 2006 and 2005 (room revenue in thousands):

		2006			2005
	Number of	Room	Average	Occupancy	Room	Average	Occupancy
Hotel Name (Percentage owned by Company)	Rooms	Revenue	Daily Rate	Percentage	Revenue	Daily Rate	Percentage

Consolidated
Courtyard by Marriott Chapel Hill, NC (48.78%)	147	$4,790	$123.10	72.5%	$4,117	$108.73	70.6%
Stanley Hotel Estes Park, CO (60%) (1)	138	$4,104	$144.77	56.3%	$1,623	$141.91	55.6%
Hampton Inn Ponte Vedra, FL (49%)	118	$3,248	$103.59	73.0%	$2,936	$96.98	70.3%
Courtyard by Marriott Kansas City, MO (0.21%) (2)	123	$2,662	$130.91	64.6%	$—	$—	0.0%
Hilton Garden Inn Akron, OH (41.7%) (3)	121	$279	$113.28	33.9%	$—	$—	0.0%

Total Consolidated Joint Ventures	647	$15,083	$124.23	65.4%	$8,676	$109.03	67.8%

Unconsolidated (13.05%)
Courtyard by Marriott Shelton, CT (4)	158	$4,837	$118.46	69.5%	$3,313	$105.36	53.5%
Fairfield Inn & Suites West Des Moines, IA	102	$2,144	$83.41	69.0%	$2,059	$77.03	71.8%
Springhill Suites by Marriott Houston, TX	190	$4,734	$84.36	80.9%	$4,161	$79.20	75.6%
Springhill Suites by Marriott West Des Moines, IA (5)	95	$2,208	$92.12	67.7%	$1,605	$86.29	52.5%

Total Unconsolidated Joint Ventures	545	$13,923	$94.96	73.0%	$11,138	$86.13	64.4%

(1)	Acquired August 2005.

(2)	Development hotel opened April 2006.

(3)	Development hotel opened November 2006.

(4)	Acquired February 2004 as a Ramada hotel. Began operations as a Courtyard by Marriott hotel beginning February 2005.

(5)	Acquired September 2004 as a Quality Suites hotel. Began operations as a Springhill Suites by Marriott hotel beginning April 2005. Each hotel is encumbered by a first mortgage loan.
In addition to the operating hotels, the Company also develops hotels for its own account and through joint ventures. During 2005, the Company began construction on various hotels (See Notes 6 and 7 to the Consolidated Financial Statements). As of December 31, 2006, the Company had invested $11.7 million in properties under development.
Item 3. Legal Proceedings.
On March 6, 2007, a putative shareholder class action lawsuit related to the Merger Agreement was filed in Wake County Superior Court naming us, each of our directors and the Buyer Parties as defendants. The lawsuit, Whitney v. Winston Hotels, Inc., et al., alleges, among other things, that $14.10 per share in cash to be paid to the holders of shares of our common stock in connection with the Merger is inadequate and that the individual defendants breached their fiduciary duties to our common shareholders in negotiating and approving the Merger Agreement. In addition, the lawsuit alleges that the Company, as well as the Buyer Parties, have aided and abetted the individual defendants in their breaches of fiduciary duty. It also claims that the individual defendants have failed to disclose adequate information to the Company’s shareholders concerning the Merger. The complaint seeks the following equitable relief: (i) declare the lawsuit to be a proper class action; (ii) enjoin, preliminarily and permanently, any acquisition of the Company under the terms presently proposed until the Board of Directors of the Company has taken all steps to ensure a fair and proper process to maximize value for all shareholders of the Company; (iii) declare the termination fee provisions in the Merger Agreement to be unfair, unreasonable and improper deal protection devices, and enjoin the payment of any termination fee to the Buyer Parties or its affiliates; (iv) declare that the individual defendants have breached their fiduciary duties to plaintiff and the class and that the Buyer Parties aided and abetted such breaches; (v) award pre-and post judgment interest, attorney’s fees, expert fees and other costs to the extent permitted by law, in an amount to be determined; and (vi) grant such other and further relief as the court deems appropriate including damages plus interest. We believe the lawsuit is without merit and intend to defend it vigorously; however, at this time, we cannot provide any assurance as to the probable outcome of the suit.
In August 2006, the Company announced that it had entered into a definitive agreement to acquire a hotel property currently under construction in the Tribeca area of New York City. The project has experienced a delay in construction and, as a result, we have pursued legal action against the seller of the property. The Company intends to close the project at the appropriate time and to complete the development in time to open in the fourth quarter of 2007. The Company does not expect the delay to have a material adverse effect on its cash flows, financial condition or results of operations.

In addition to the aforementioned litigation, we are presently subject to various lawsuits, claims and proceedings arising in the ordinary course of business none of which if determined unfavorably to us are expected to have a material adverse effect on our cash flows, financial condition or results of operations.
Alliance, who managed 41 of the Company’s hotels as of December 31, 2006, has advised the Company that there are no such proceedings known to be contemplated by governmental authorities, and it currently is not involved in any material pending litigation, other than routine litigation arising in the ordinary course of business, substantially all of which is expected to be covered by liability insurance. None of the other hotel management companies have advised the Company that there are any such proceedings known to be contemplated by governmental authorities, or that they currently are involved in any material pending litigation.
Item 4. Submission of Matters to a Vote of Security Holders.
No matters were submitted to a vote of the Company’s security holders during the fourth quarter of the fiscal year ended December 31, 2006.
Our Executive Officers
The following is a list of names, ages and backgrounds of our current executive officers:
Charles M. Winston, 77 has served as Chairman of the Board of Directors since March 15, 1994. Mr. Winston is a native of North Carolina and a graduate of the University of North Carolina at Chapel Hill with an A.B. degree. Mr. Winston has more than 40 years of experience in developing and operating full service restaurants and hotels. Mr. Winston is Robert Winston’s father.
Robert W. Winston, III, 45 has served as Chief Executive Officer and Director of the Company since March 15, 1994. Mr. Winston served as the Company’s President from March 15, 1994 through January 14, 1999 and from November 9, 2002 through November 4, 2003. Mr. Winston also served as Secretary for the periods from March 1994 through May 1995 and from October 1997 until May 5, 1998. Mr. Winston is a native of North Carolina and a graduate of the University of North Carolina at Chapel Hill with a B.A. degree in economics. Mr. Winston is Charles Winston’s son.
Joseph V. Green, 56 has served as President of the Company since November 4, 2003, as Executive Vice President and Chief Financial Officer since May 18, 1999 and as Secretary since November 9, 2002. Mr. Green has also served as Executive Vice President — Acquisitions and Finance from January 1, 1998 through May 18, 1999, after having advised the Company on matters regarding hotel acquisitions and finance since 1993, including the initial public offering of the Company. Mr. Green is a graduate of East Carolina University; was awarded his J.D. degree from Wake Forest University School of Law and received a Master of Laws in Taxation from Georgetown University.
Kenneth R. Crockett, 50 was appointed Executive Vice President and Chief Development Officer effective January 1, 2006. He had served as Chief Operating Officer of the Company since November 4, 2003. Mr. Crockett served as the Company’s Executive Vice President of Development from January 1998 through November 5, 2003 and also served as the Company’s Senior Vice President of Development from September 1995 through January 1998. Mr. Crockett is a graduate of the University of North Carolina at Chapel Hill with a B.S. degree in Business Administration. Prior to joining the Company, Mr. Crockett was an Associate Partner for project development in commercial real estate at Capital Associates, a real estate development firm located in Raleigh, North Carolina.
Brent V. West, 39 has served as Vice President and Chief Accounting Officer since October 2002. He joined the Company as Vice President and Controller in September 1997 and served as Vice President of Finance and Controller from May 1999 through October 2002. Mr. West began his career with KPMG and prior to joining the Company, held the position of Corporate Controller for Coastal Physician Group, Inc. Mr. West is a CPA and is a graduate of Plattsburgh State University College, Plattsburgh, New York, with a B.S. degree in Accounting.

PART II.

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Price of and Dividends on the Registrant’s Common Equity
The Company’s common stock is listed on the New York Stock Exchange (“NYSE”) under the symbol “WXH.” As of December 31, 2006 and 2005, respectively, the closing price of the Company’s common stock was $13.25 and $9.90. As of March 9, 2007, the Company had approximately 660 holders of record of its common stock. The following table sets forth, for the indicated periods, the high and low closing sale prices for the common stock on the NYSE and the cash distributions declared per share:

			Cash Distribution Declared
	Price Range		Per Common Share
	High	Low
2006
First Quarter	$11.37	$9.72	$0.15
Second Quarter	12.25	10.10	0.15
Third Quarter	12.95	11.53	0.15
Fourth Quarter	14.21	11.59	0.15

2005
First Quarter	$11.91	$10.95	$0.15
Second Quarter	11.78	10.20	0.15
Third Quarter	11.84	9.82	0.15
Fourth Quarter	10.38	9.47	0.15

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
As discussed above in “Item 1. Business,” while subject to the Merger Agreement, the Company is not permitted to pay any dividends on its common stock or make any other distribution, payable in cash, stock, property or otherwise, except for payment of required quarterly dividends with respect to outstanding shares of the Series B Preferred Stock in accordance with the terms thereof as in effect on the date of the Merger Agreement.
Performance Graph
The following graph, prepared by SNL Securities, LLC, compares the cumulative total shareholder return on the Company’s common stock from December 31, 2001 through December 31, 2006, with the cumulative total return for the same period for the Russell 2000® Index (the “Russell 2000”), and the SNL Securities Hotel REIT Index (the “SNL Hotel REIT Index”). The graph assumes that, at the beginning of the period indicated, $100 was invested in the Company’s common stock and the stock of the companies comprising each index and that all dividends were reinvested.
The Russell 2000 measures the performance of the 2,000 smallest companies in the Russell 3000® Index, with a median market capitalization of approximately $613.5 million. The SNL Hotel REIT Index is currently comprised of 17 publicly traded hotel REITs, organized for purposes substantially similar to that of the Company.

Total Return Performance
We cannot assure you that our share performance will continue into the future with the same or similar trends depicted in the graph above. We will not make or endorse any predictions as to our future share performance.
The foregoing graph and chart shall not be deemed incorporated by reference by any general statement incorporating by reference this Annual Report on Form 10-K into any filing under the Securities Act of 1933 or under the Securities Exchange Act of 1934, except to the extent we specifically incorporate this information by reference, and shall not otherwise be deemed filed under those acts.
Securities Authorized for Issuance Under Equity Compensation Plans
Equity Compensation Plan Information
The following table sets forth information as of December 31, 2006 with respect to compensation plans under which equity securities of the Company are authorized for issuance. The Company has no such plans that were not approved by security holders.

	Number of securities to be	Weighted average	Number of securities remaining
	issued upon exercise of	exercise price of	available for future issuance
	outstanding options,	outstanding options,	under equity compensation
Plan Category	warrants and rights	warrants and rights	plans

Equity compensation plans approved by security holders	10,000	$9.38	1,477,144

The Company has not sold any of its unregistered equity securities or purchased any of its registered equity securities in the twelve months ended December 31, 2006.

Item 6. Selected Financial Data.
The following table sets forth selected financial information for the Company that has been derived from the financial statements and notes thereto. This information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the “Consolidated Financial Statements” and notes thereto included elsewhere in this report.

(in thousands, except per share amounts)
Years Ended December 31,	2006	2005	2004	2003	2002

Operating Data: (a) (b)
Total revenue	$175,392	$134,529	$114,058	$99,016	$71,210
Income (loss) from continuing operations	12,879	15,142	13,706	7,220	(1,473)
Income (loss) from continuing operations available to common shareholders	5,519	7,782	4,671	282	(8,411)
Income (loss) from continuing operations per common share	0.20	0.29	0.18	0.01	(0.44)
Net income (c)	32,399	5,253	16,883	7,705	902
Net income (loss) available to common shareholders (c)	25,039	(2,107)	7,848	767	(6,036)
Net income (loss) per common share - basic and fully diluted (c)	$0.91	$(0.08)	$0.30	$0.03	$(0.31)
Weighted average number of common shares — basic	27,475	26,302	26,224	21,770	19,308
Weighted average number of common shares — diluted	28,943	27,680	27,555	23,086	19,308
Distributions per common share	$0.60	$0.60	$0.60	$0.60	$0.60

Balance Sheet Data (at end of period) (b):
Total assets	$540,209	$527,693	$424,380	$387,261	$357,442
Total debt	239,544	257,770	154,925	120,484	138,706
Shareholders’ equity	258,969	223,211	240,241	231,934	194,515

(a)	As a result of the acquisition of the leasehold interest for 47 hotels from Interstate Hotels & Resorts, Inc. effective July 1, 2002, the assumption of the leasehold interest for two hotels from Intercontinental Group on July 1, 2003 and the acquisition of the leasehold interest for one hotel from Prime Hospitality Corp. in March 2004, none of the Company’s wholly owned hotels remain under a long-term lease with a third party. In addition, the acquisition price of $17.7 million to acquire the leases from Interstate was expensed in 2002. As such, there is limited comparability between the 2006, 2005, 2004, 2003 and 2002 selected data.

(b)	The Company sold and acquired various hotels during the past five years (See Notes 5 and 6 to the Consolidated Financial Statements for details on the activities during the last three years). Also per the provisions of FASB Interpretation No. 46, “Consolidation of Variable Interest Entities,” the Company consolidated the results of some of its joint ventures as of December 31, 2003 (See Note 7 to the Consolidated Financial Statements). As such, there is limited comparability between the 2006, 2005, 2004, 2003 and 2002 selected data.

(c)	For 2005, 2004 and 2003 net income, net income (loss) available to common shareholders and net income (loss) available to common shareholders per common share included non-cash impairment charges of $12.4 million, $0.4 million and $2.4 million (net of allocation to minority interest), respectively. As such, there is limited comparability between the 2006, 2005, 2004, 2003 and 2002 amounts.

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
The Company also provides FFO available to common shareholders excluding extinguishment of debt and other unusual expenses as well as non-cash charges. We describe this measure as FFO Available to Common Shareholders, excluding unusual charges in the attached reconciliation schedules. The following describes the unusual charges the Company incurred during the years ended December 31, 2006, 2005, 2004 and 2003 that are included in the reconciliation below:
Years ended December 31, 2006 and 2005
•	In May 2006, the Company borrowed funds under its line of credit to pay off the outstanding balance of $11.3 million on the ten-year first mortgage loan collateralized by the Evanston Hilton Garden Inn. A prepayment premium and write-off of related deferred expenses of $0.2 million are included in “extinguishment of debt” in the Consolidated Statements of Operations.

•	In May 2006, the Company defeased the remaining $61.3 million balance of the Company’s $71 million ten-year 7.375% fixed-rate CMBS debt collateralized in part by the Company’s hotels. The difference between the amount of securities purchased to defease the debt and the debt paid down, which totaled $3.2 million, as well as $0.5 million for the write-off of related deferred expenses, were recorded as an “extinguishment of debt” in the Consolidated Statements of Operations.

•	The Company adopted FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations,” (“FIN 47”) an interpretation of SFAS No. 143, “Accounting for Asset Retirement Obligations” effective December 31, 2005. Under the interpretation, an entity is required to recognize a liability for the fair value of an asset retirement obligation (“ARO”) that is conditional on a future event if the liability’s fair value can be reasonably estimated. During the second quarter the Company recorded an ARO liability for one of its hotels, which included a non-recurring, non-cash cumulative adjustment of $0.2 million.

•	One of the Company’s taxable REIT subsidiaries provided development services to one of the Company’s consolidated joint ventures, and recorded development fee income. This income is taxable and therefore income tax expense related to the development fees, totaling $0.4 million and $0.5 million in 2006 and 2005, respectively, is included in the Consolidated Statements of Operations. Since the joint venture’s income is consolidated into the Company’s financial statements, the development fee income is eliminated in consolidation.

Years ended December 31, 2005, 2004 and 2003 impairments
•	In accordance with FAS 144, the Company recorded a $12.4 million, net of minority interest, non-cash impairment charge in the third quarter of 2005 relating to two hotels. In 2004 and 2003, the Company also recorded estimated impairment losses of $0.4 million and $2.4 million, net of minority interest, respectively, relating to the Greenville Comfort Inn (See Note 5 to Consolidated Financial Statements).
The above adjustments are not in accordance with the NAREIT definition of FFO and are not comparable to similar adjusted FFO measures reported by other REITs. The Company presents these adjustments to FFO because it believes that the resulting measure provides investors a useful indicator of the operating performance of the Company’s hotels and other investments during the year ended December 31, 2006 as compared to prior periods by adjusting for the effects of certain non-recurring or non-cash items arising during the periods. FFO Available to Common Shareholders, excluding unusual charges is not intended to represent cash flows for the period, is not presented as an alternative to net income, and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP. In addition to being used by management in the annual budget process, the compensation committee of the board of directors of the Company considered these adjustments in its criteria for performance-based executive compensation.
RECONCILIATION OF NET INCOME TO FFO, FFO
AVAILABLE TO COMMON SHAREHOLDERS AND
FFO AVAILABLE TO COMMON SHAREHOLDERS, EXCLUDING UNUSUAL CHARGES
($ in thousands)

Years Ended December 31,	2006	2005	2004	2003	2002

Net income	$32,399	$5,253	$16,883	$7,705	$902
(Gain) loss on sale of discontinued operations	(18,305)	(383)	(16)	—	764
(Gain) loss on sale of unconsolidated joint venture hotel	1	(551)	—	—	—
Cumulative effect of change in accounting principle	—	382	—	448	—
Minority interest in Partnership allocation of income (loss)	252	374	232	70	(572)
Minority interest in Partnership allocation of gain (loss) on sale of discontinued operations	820	17	1	—	(46)
Minority interest in Partnership allocation of gain on sale of unconsolidated joint venture hotel	—	26	—	—	—
Minority interest in Partnership allocation of income from discontinued operations	94	122	175	173	206
Minority interest in Partnership allocation of cumulative effect of change in accounting principle	—	(18)	—	(20)	—
Depreciation	18,921	14,909	13,301	12,939	13,737
Depreciation from discontinued operations	1,165	3,355	4,110	4,938	6,048
Depreciation from joint ventures	1,137	889	501	855	801

FFO	36,484	24,375	35,187	27,108	21,840

Loss on redemption of Series A preferred stock	—	—	(1,720)	—	—
Preferred stock dividend	(7,360)	(7,360)	(7,315)	(6,938)	(6,938)

FFO Available to Common Shareholders	$29,124	$17,015	$26,152	$20,170	$14,902

Unusual Charges:
Extinguishment of debt	3,961	—	—	—	—
Asset retirement obligation	195	—	—	—	—
Tax on joint venture development fees	420	502	—	—	—
Impairment of wholly owned hotels, net of minority interest	—	12,386	440	2,430	—

FFO Available to Common Shareholders, excluding unusual charges	$33,700	$29,903	$26,592	$22,600	$14,902

Item 7.	Management’s Discussion and Analysis Of Financial Condition and Results of Operation. ($ in thousands, except per share amounts)
The following Management’s Discussion and Analysis contains forward-looking statements that involve estimates, projections, goals, forecasts, assumptions, risks and uncertainties that could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. Please review PART I, Item 1A. “Risk Factors” and “SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS” for a discussion of the factors that may impact any such forward-looking statements made herein. Management’s Discussion and Analysis should be read in conjunction with the Consolidated Financial Statements and related notes thereto.
PROPOSED MERGER
On February 21, 2007, Winston Hotels, Inc., (the “Company,” “we,” “our,” and “us”) and WINN Limited Partnership (the “Partnership” and, together with the Company, the “Company”), entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Wilbur Acquisition Holding Company, LLC, (“Parent”) and Wilbur Acquisition, Inc., a wholly-owned subsidiary of Parent (“MergerCo” and, together with Parent, the “Buyer Parties”). Parent is held by affiliates of Och-Ziff Real Estate and Norge Churchill, Inc.
Pursuant to the Merger Agreement, at closing (i) MergerCo will merge with and into the Company, with the Company continuing as the surviving entity (the “Merger”), and (ii) Parent will purchase one hundred (100) common units of partnership interest in the Partnership for a purchase price of one hundred dollars ($100.00), whereby Parent will become a limited partner of the Partnership. Through the Company, Parent will serve as the general partner of the Partnership following completion of the Merger. Under the terms of the Merger Agreement, at the effective time of the Merger (the “Effective Time”):
1)	each share of MergerCo common stock issued and outstanding immediately prior to the Effective Time will be converted into one validly issued, fully paid and non-assessable share of the Company’s common stock; and

2)	each share of the Company’s common stock that is issued and outstanding immediately prior to the Effective Time (other than shares owned by the Company, the Buyer Parties and their respective subsidiaries) will be converted into, and canceled in exchange for, the right to receive an amount in cash to be paid by Parent equal to $14.10 (the “Common Share Merger Consideration”); and

3)	each share of the Company’s 8.00% Series B Cumulative Preferred Stock (“Series B Preferred Stock”) that is issued and outstanding immediately prior to the Effective Time will remain outstanding as a share of Series B Preferred Stock of the surviving entity; and

4)	each partnership interest in the Partnership that is not specifically designated as a Series B Preferred Unit issued and outstanding immediately prior to the Effective Time will be converted into, and cancelled in exchange for, the right to receive an amount in cash equal to the Common Share Merger Consideration, multiplied by the Conversion Factor (as defined in the Amended and Restated Agreement of Limited Partnership of the Partnership), which as of the date hereof is one.
The Merger Agreement and related transactions were unanimously approved by the Board of Directors of the Company, upon the recommendation of a special committee comprised of its independent directors (the “Special Committee”). Each of the Board of Directors of the Company and the Special Committee has recommended the adoption and approval of the Merger Agreement, the Merger and related transactions contemplated by the Merger Agreement by the Company’s common shareholders. Holders of the Company’s common stock will be asked to vote on the Merger and related transactions at a special meeting that will be held on a date to be announced. The Merger is subject to various closing conditions, including, among other things, the requisite approval of the Merger by the affirmative vote of holders of at least a majority of the outstanding shares of the Company’s common stock at the record date, the absence of a material adverse effect on the Company, the delivery of a tax opinion relating to the Company’s REIT tax status, the execution by the Company and the other limited partners of the Partnership of an amended partnership agreement, the receipt of certain third party consents, the repayment of all outstanding debt under the Company’s line of credit, the absence of any injunction issued by any governmental body preventing the consummation of the Merger and the continued accuracy at the closing of the Merger of the Company’s representations and warranties made in the Merger Agreement. The Merger is expected to close in the second quarter of 2007, pending shareholder approval and other customary closing conditions.

Pursuant to the Merger Agreement, the Company has agreed to certain restrictions on its operating activities without Parent’s prior consent while subject to the Merger Agreement, including, among other things, that the Company will not (i) place or originate any new loans under its Hotel Financing segment, (ii) sell or acquire any properties that were not subject to existing definitive agreements for their purchase or sale as of the date of the Merger Agreement, (iii) enter into any new franchise agreements, ground leases or other material contracts or terminate any existing franchise agreements, ground leases or other material contracts, (iv) settle any material legal proceedings, (v) commence development activities on its current hotels, (vi) make any payments in respect of the Company’s debt, other than scheduled interest and amortization payments, (vii) make any commitment with respect to any capital expenditure individually in excess of $250 or in the aggregate in excess of $500, other than in accordance with a previously provided budget and (viii) mortgage or otherwise encumber any of the Company’s properties or assets. See “Risk Factors—Risks Related to the Proposed Merger—While the Merger Agreement is in effect, we are subject to significant restrictions on our business activities, and activities relating to the Merger may divert the attention of our employees.”
While subject to the Merger Agreement, the Company is not permitted to pay any dividends on its common stock or make any other distribution, payable in cash, stock, property or otherwise, except for payment of required quarterly dividends with respect to outstanding shares of the Series B Preferred Stock in accordance with the terms thereof as in effect on the date of the Merger Agreement.
Pursuant to the Merger Agreement following the completion of the Merger, the Company and the Buyer Parties are obligated to use their reasonable best efforts to cause the Company’s common and Series B Preferred Stock to be delisted from the New York Stock Exchange and deregistered under the Exchange Act so that they will no longer be publicly traded.
The Merger Agreement contains certain termination rights for Parent and the Company and further provides that, upon termination of the Merger Agreement under specified circumstances, the Company will be required to pay Parent a termination fee of $11.0 million and reimburse transaction expenses incurred by Parent in an amount not to exceed $9.0 million.
The foregoing description of certain terms of the Merger Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Merger Agreement, a copy of which has been filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the SEC on February 23, 2007.
On March 8, 2007, the Company received an unsolicited offer from Inland American Real Estate Trust, Inc. (“Inland”) to acquire all of the outstanding common stock of the Company for $15.00 per share, together with all of the common units of the Partnership for $15.00 per unit. The offer contemplates an acquisition of the Company, and is subject to certain terms and conditions, including the negotiation of a definitive merger agreement and completion of due diligence by Inland. On March 9, 2007, after consultation with its outside legal and financial advisors, the Special Committee determined that (i) failing to consider Inland’s offer would be inconsistent with its fiduciary obligations to the Company’s shareholders and (ii) Inland’s proposal is reasonably likely to lead to a “Superior Proposal” (as defined in the Merger Agreement). Accordingly, on March 13, 2007, the Company entered into a confidentiality agreement with Inland for the purpose of furnishing information to, and commencing negotiations on a definitive agreement with, Inland. There is no assurance that the Company will enter into a definitive agreement with Inland.
Where the following Management’s Discussion and Analysis discusses our future plans, strategies and activities, such discussion assumes that the Merger is not, and will not be, completed. Because the Merger will not occur unless our common shareholders approve the Merger and because the Merger is subject to a number of other conditions precedent (many of which are outside our control), there can be no assurance that the Merger will occur. If the Merger does not occur, there may be a negative impact on our common and preferred stock prices. See “Risk Factors—Risks Related to the Proposed Merger—Failure to complete the Merger could negatively impact our stock price and our future business and financial results.”
OVERVIEW
The Company, headquartered in Raleigh, North Carolina, owns and develops hotel properties directly and through joint ventures, originates and acquires hotel loans, and provides hotel development and asset management services to third parties. The Company operates so as to qualify as a real estate investment trust (“REIT”) for federal income tax purposes. The Company operates in two business segments within the lodging industry: Hotel Ownership and Hotel Financing. The Hotel Ownership segment and Hotel Financing segment revenues for the year ended December 31, 2006, were $175.4 million and $8.0 million, respectively. The Hotel Ownership segment and Hotel Financing segment assets as of December 31, 2006, were $486.3 million and $53.9 million, respectively. The Hotel Ownership segment and Hotel Financing segment revenues for the year ended December 31, 2005, were $134.5 million and $6.6 million, respectively. The Hotel Ownership segment and Hotel Financing segment total assets as of December 31, 2005, were $488.5 million and $39.2 million, respectively. Based on our primary business objectives, our key priorities or financial strategies include improving results at our existing hotels, improving our hotel portfolio and expanding our hotel loan program.
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
In November 2006, one of the Company’s consolidated joint ventures opened a Hilton Garden Inn hotel in Akron, OH. In November 2006, the Company opened a Homewood Suites hotel in Princeton, NJ. In August 2006, the Company acquired a Courtyard by Marriott in St. Charles, IL. In April 2006, one of the Company’s consolidated joint ventures opened a Courtyard by Marriott in Kansas City, MO. These four hotels added to the portfolio during the year ended December 31, 2006 are collectively referred to herein as the “2006 Hotels”.
In August 2005, one of the Company’s consolidated joint ventures purchased the Stanley Hotel in Estes Park, CO. In September 2005, the Company acquired the Hampton Inn & Suites Baltimore Inner Harbor in Maryland. In October 2005, the Company acquired six hotels, including five Towneplace Suites hotels and one Courtyard by Marriott hotel. These eight hotels added to the portfolio during the year ended December 31, 2005 are collectively referred to herein as the “2005 Hotels”. The 2005 Hotels and 2006 Hotels are collectively referred to herein as the “New Hotels”.
In September 2004, one of the Company’s consolidated joint ventures opened the Chapel Hill, NC Courtyard by Marriott. In December 2004, the Company purchased the Roanoke, VA Courtyard by Marriott. In March 2004, the Company acquired the lease for the Secaucus, NJ Holiday Inn from a third party lessee. These three hotels added to the portfolio during the year ended December 31, 2004 are collectively referred to herein as the “2004 Hotels”. The 2005 Hotels and 2004 Hotels are collectively referred to herein as the “2005 New Hotels”.
Hotel Financing
The Company’s Hotel Financing segment generates interest income from hotel loans that it originates or acquires (See Note 8 to the Consolidated Financial Statements). The Company does not hold an ownership interest in any of the hotels for which it has provided debt financing. The Company’s hotel loan program is designed to provide loans to the hotel industry, primarily by either originating single loans, purchasing participations or subordinate pieces of loans originated by others or through the purchase of the first loss piece of collateralized mortgage backed securities (“CMBS”) transactions, which typically contain mortgage loans on multiple hotel properties. The first loss piece consists of mortgage loans collateralized by some of the respective underlying hotels but which are not included in the CMBS pool. However, the Company may also issue whole loans and then potentially sell the senior portion of the loan. The Company’s loan amount is typically 10% to 25% of the project’s all-in cost, ranging from approximately $1 million to approximately $25 million. The Company will primarily provide financing between 60% and 85% of the lesser of the project’s all-in cost or fair market value. Loans will typically be issued for hotels with between 100 and 450 rooms.
In May 2006, the Company funded a $20.3 million “B” note, which was part of a $66.0 million senior note for the Lady Luck Casino in Las Vegas, NV. On February 20, 2007, the Company paid $150 to enter into a Put Agreement with Canpartners Realty Holding Company IV LLC, to sell its interest in the $20.3 million “B” note for a discount price of approximately $15.2 million. On February 21, 2007, the Company exercised its put option and on February 27, 2007, completed the sale of its interest in the “B” note for $15.2 million. The Put Agreement was entered into in connection with Merger negotiations with Parent. Accordingly, the Company will recognize a loss of approximately $5.3 million, including the put fee and accrued, unpaid interest income, during the quarter ended March 31, 2007 as a result of this sale. Management did not consider this note to be impaired as of December 31, 2006 and accordingly no loss was recognized at December 31, 2006.

Results of Operations for 2006 Compared to 2005 and 2005 Compared to 2004
HOTEL OWNERSHIP SEGMENT
Revenues
The following table illustrates key operating statistics of our portfolio (includes all owned or partially owned consolidated hotels, excluding discontinued operations as of December 31, 2006):

							2005 vs.
					2006 vs. 2005	2005 vs.	2004
				2006 vs. 2005	Percentage	2004	Percentage
December 31,	2006	2005	2004	Change	Change	Change	Change

Hotel room revenues	$155,782	$120,324	$102,590	$35,458	29.5%	$17,734	17.3%
RevPAR	$70.95	$63.81	$59.69	$7.14	11.2%	$4.12	6.9%
Occupancy	70.6%	69.1%	70.5%	1.5%	2.2%	-1.4%	-2.0%
Average daily rate (ADR)	$100.45	$92.32	$84.65	$8.13	8.8%	$7.67	9.1%

The following table illustrates key operating statistics of our portfolio, excluding the 2006 Hotels and the 2005 Hotels (includes all owned or partially owned consolidated hotels, excluding discontinued operations as of December 31, 2006):

				2006 vs. 2005
			2006 vs.	Percentage
December 31,	2006	2005	2005 Change	Change

Hotel room revenues	$127,700	$115,067	$12,633	11.0%
RevPAR	$71.29	$63.65	$7.64	12.0%
Occupancy	71.2%	69.3%	1.9%	2.7%
Average daily rate (ADR)	$100.12	$91.83	$8.29	9.0%

The following table illustrates key operating statistics of our portfolio for 2005 and 2004, excluding the 2005 Hotels and the 2004 Hotels (includes all owned or partially owned consolidated hotels, excluding discontinued operations as of December 31, 2006):

				2005 vs. 2004
			2005 vs.	Percentage
December 31,	2005	2004	2004 Change	Change

Hotel room revenues	$101,819	$97,821	$3,998	4.1%
RevPAR	$61.86	$59.13	$2.73	4.6%
Occupancy	68.7%	70.5%	-1.8%	-2.6%
Average daily rate (ADR)	$90.10	$83.87	$6.23	7.4%

Room – In 2006, room revenue was $155,782, a 29% increase when compared to the $120,324 in 2005, primarily due to an increase generated by the New Hotels of $22,825, or 19%. The increase in room revenues for 2006, excluding the New Hotels, was due in part to a RevPAR increase of 12% to $71.29 from $63.65; caused by (i) an occupancy rate increase of 2.7% to 71.2% from 69.3% and (ii) an ADR increase of 9.0%, to $100.12 from $91.83.
Room Revenue increased $17,734, or 17% in 2005, when compared to the $102,590 in 2004, primarily due to an increase generated by the 2005 New Hotels of $13,737, or 13%. The increase in room revenues for 2005, excluding the 2005 New Hotels, was due in part to a RevPAR increase of 4.6% to $61.86 from $59.13; caused by an ADR increase of 7.4%, to $90.10 from $83.87 and partially offset by a decrease in occupancy rates of 2.6% to 68.7% from 70.5%. During 2006 and 2005, strong economic growth combined with improved business demand contributed to the growth in RevPAR.

Food and Beverage – In 2006, food and beverage revenue was $13,453, a 34% increase when compared to the $10,058 in 2005, primarily due to an increase generated by the New Hotels of $2,977, or 30%. The remaining increase was driven by increased occupancy in our “mid-scale with food and beverage” and “upscale” hotels. Food and beverage revenue increased $2,592, or 35%, in 2005, when compared to the $7,466 in 2004, primarily due to an increase generated by the 2005 New Hotels of $2,558, or 34%.
Other Operating Departments – In 2006, other operating departments revenue was $5,930, a 52% increase when compared to the $3,897 in 2005, primarily due to an increase generated by the New Hotels of $1,531, or 39%. The remaining increase was due primarily to increases in miscellaneous revenues, including movie and video sales and banquet revenues, offset by lower telephone revenue as cellular phone use continues to reduce the demand for this service. Other operating departments revenue increased $777, or 25%, in 2005, when compared to the $3,120 in 2004, primarily due to an increase generated by the 2005 New Hotels of $796, or 26%.
Expenses
Room – In 2006, room expense was $31,806, a 23% increase when compared to the $25,773 in 2005, primarily due to an increase generated by the New Hotels of $4,714, or 18%. Room expenses increased $3,488, or 16%, in 2005, when compared to the $22,285 in 2004, primarily due to an increase generated by the 2005 New Hotels of $2,685, or 12%. The remaining increase in room expense in 2006 and 2005 was due primarily to increases in labor costs and travel agent commissions consistent with the increase in room revenue.
Food and Beverage – In 2006, food and beverage expense was $9,571, a 27% increase when compared to the $7,552 in 2005, primarily due to an increase generated by the New Hotels of $1,822, or 24%. Food and beverage expenses increased $1,987, or 36%, in 2005, when compared to the $5,565 in 2004, primarily due to an increase generated by the 2005 New Hotels of $1,951, or 35%. The remaining increase in food and beverage expense in 2006 and 2005 was due primarily to increases in labor costs.
Other Operating Departments – In 2006, other operating departments expense was $4,280, a 49% increase when compared to the $2,879 in 2005, primarily due to an increase generated by the New Hotels of $1,048, or 36%. The remaining increase was due primarily to increases in miscellaneous expenses, including movie and video rentals, gift shop expenses and banquet expenses consistent with the increase in other operating department revenue. Other operating departments expense increased $554, or 24%, in 2005, when compared to the $2,325 in 2004, primarily due to an increase generated by the 2005 New Hotels of $620, or 27%.
Property Operating – In 2006, property operating expense was $34,300, a 30% increase when compared to the $26,340 in 2005, primarily due to an increase generated by the New Hotels of $5,317, or 20%. Property operating expense increased $3,830, or 17%, in 2005, when compared to the $22,510 in 2004, primarily due to an increase generated by the 2005 New Hotels of $3,162, or 14%. The remaining increase was primarily due to increases in utilities, caused by higher fuel prices, and various administrative and general expenses, including labor costs and credit card commissions and in sales and marketing expense for labor.
Real Estate Taxes and Property and Casualty Insurance – In 2006, real estate taxes and property casualty insurance expense was $7,931, a 23% increase when compared to the $6,464 in 2005, primarily due to an increase generated by the New Hotels of $978, or 15%. Real estate taxes and property casualty insurance expense increased $857, or 15%, in 2005, when compared to the $5,607 in 2004. The 2005 New Hotels contributed to $490, or 9%, of the increase with the remaining change primarily due to an increase in property taxes due to higher real estate values at certain of our hotels.
Franchise – In 2006, franchise expense was $10,603, a 23% increase when compared to the $8,623 in 2005, partly due to an increase generated by the New Hotels of $625, or 7%. The remaining increase was primarily due to an increase in revenue and an increase in the franchise rate incurred for the Company’s Hilton Garden Inn hotels. Franchise expense increased $1,361, or 19%, in 2005, when compared to the $7,262 in 2004, primarily due to an increase generated by the 2005 New Hotels of $776, or 11%. The remaining increase was primarily due to an increase in revenue.
Maintenance and Repair – In 2006, maintenance and repair expense was $8,381, a 22% increase when compared to the $6,870 in 2005, primarily due to an increase generated by the New Hotels of $1,398, or 20%. Maintenance and repair expense increased $1,162, or 20%, in 2005, when compared to the $5,708 in 2004, primarily due to an increase generated by the 2005 New Hotels of $785, or 14%. The remaining increase was due primarily to increases in labor and maintenance contracts costs.

Management Fees – In 2006, management fee expense was $6,216, a 62% increase when compared to the $3,840 in 2005, primarily due to an increase generated by the New Hotels of $1,508, or 39%. Management fee expense increased $1,267, or 49%, in 2005, when compared to the $2,573 in 2004, primarily due to an increase generated by the 2005 New Hotels of $607, or 24%. The remaining increase in each of 2006 and 2005 was primarily due to higher room revenue and a slightly higher management fee as a percentage of revenue.
Depreciation and Amortization – In 2006, depreciation expense was $20,642, a 27% increase when compared to the $16,232 in 2005, primarily due to an increase generated by the New Hotels of $2,907, or 18%. Depreciation expense increased $2,196, or 16%, in 2005, when compared to the $14,036 in 2004, primarily due to an increase generated by the 2005 New Hotels of $1,501, or 11%. The remaining increase in 2006 and 2005 was due to capital improvement additions outpacing the amount of assets exceeding their useful life.
In 2006, amortization expense was $2,116, a 41% increase when compared to the $1,499 in 2005, primarily due to additional deferred financing costs. Amortization expense increased $115, or 8% in 2005, when compared to the $1,384 in 2004, primarily due to amortization of additional deferred franchise fees and financing costs.
Interest Expense – In 2006, interest expense was $17,553, a 51% increase when compared to the $11,633 in 2005, partly due to an increase generated by new stand alone mortgages for certain of the New Hotels of $973, or 8%. The remaining increase was due to a higher weighted average outstanding debt balance and a higher weighted average interest rate. The weighted average outstanding debt balance for the Company’s lines of credit, the $50 million master repurchase agreement with Marathon Structured Finance Fund, L.P. (“Marathon”) and fixed-rate mortgage loan with GECC, (collectively, the “Corporate Debt Facilities”) increased from $152,358 for 2005 to $231,107 for 2006, while the weighted average interest rate for the Corporate Debt Facilities increased from 6.70% to 6.92% for the same periods.
Interest expense increased $4,476, or 63% in 2005, when compared to the $7,157 in 2004, partly due to an increase generated by new stand alone mortgages for certain of the 2005 New Hotels of $988, or 14%. The remaining increase was due to a higher weighted average outstanding debt balance and a higher weighted average interest rate. The weighted average outstanding debt balance for the Corporate Debt Facilities increased from $103,439 for 2004 to $152,358 for 2005, while the weighted average interest rate for the Corporate Debt Facilities increased from 6.04% to 6.70% for the same periods.
The increase in the weighted average outstanding debt balance for the Company’s Corporate Debt Facilities in 2006 and 2005 was primarily due to certain of the Company’s 2005 and 2006 hotel acquisitions and developments, offset by the proceeds from the Company’s 2005 and 2006 hotel dispositions (See Notes 5, 6 and 10 to the Consolidated Financial Statements). The increase in the weighted average interest rate for the Company’s Corporate Debt Facilities was primarily due to the increases during 2006 and 2005 in the Corporate Debt Facilities variable rate of 30-day LIBOR.
For purposes of the discussion in these paragraphs, the weighted average outstanding debt balance, weighted average interest rate, and interest expense for the Company’s Corporate Debt Facilities includes loan amounts and interest expense allocated to the Hotel Financing segment (See “Hotel Financing Segment” below for further discussion of interest expense).
(Income) Loss Allocation to Minority Interest in Consolidated Joint Ventures – These amounts represent the minority equityholders’ share of net (income) loss of the consolidated joint ventures. (Income) loss allocation to minority interest increased $153, or 37% to ($563) in 2006 from ($410) 2005. The change was primarily generated by the increased income allocation to the existing joint venture partners and the joint venture partner that owns the Stanley Hotel offset by an allocation of losses related to start up expenses for the Gateway Hotel Associates, LLC joint venture that opened the Hilton Garden Inn in Akron, OH. (Income) loss allocation to minority interest increased $155, or 61%, in 2005 from ($255) in 2004. The additional (income) loss allocation to minority interest related to the joint ventures that own the Hampton Inn & Suites Baltimore Inner Harbor in Maryland, the Stanley Hotel and the Chapel Hill, NC Courtyard by Marriott, for 2005 as compared to 2004, totaled $447. These increases were offset by the inclusion of the joint venture that owned the Evanston Hilton Garden Inn until March 2004, and a decrease in the allocation caused by a decrease in net income of the joint venture that owns the Ponte Vedra Hampton Inn. See Note 7 to the Consolidated Financial Statements for detail of the net income (loss) for the consolidated joint ventures.
Income Tax Expense – The income tax benefit (expense) was a result of the net income (loss) experienced by the Company’s taxable REIT subsidiaries, Barclay and Barclay Holding during the respective periods. As part of its tax planning strategy to fully realize its deferred tax asset, the Company restructured the operating leases between Barclay and the Company effective January 1, 2005. This restructuring of the leases resulted in a reduction in Barclay’s lease expense, which contributed to Barclay’s net income for 2006 and 2005 versus Barclay’s net loss for 2004. See Note 11 to the Consolidated Financial Statements for further detail of income tax benefit (expense).
Equity in Income (Loss) of Unconsolidated Joint Ventures – Equity in income (loss) of unconsolidated joint ventures decreased $539, or 86%, to $86 in 2006 from $625 in 2005. Equity in income (loss) of unconsolidated joint ventures increased $686 in 2005 from ($61) in 2004. In December 2005, one of the Company’s unconsolidated joint ventures sold the Beachwood, OH Courtyard by Marriott hotel, which resulted in the Company receiving an allocation of $551 of the related gain. This amount was included in equity in income (loss) of unconsolidated joint ventures.
HOTEL FINANCING SEGMENT
General and Administrative – General and administrative expenses were not allocated to the Hotel Financing segment, however, direct expenses were included in the segment results. Expenses for the years ended December 31, 2006, 2005 and 2004 were consistent with the same period in the previous year (See Note 17 to the Consolidated Financial Statements).
Interest and Other Income – Interest and other income was $8,000, a 20% increase when compared to the $6,648 in 2005. Interest and other income increased $4,725 in 2005 from $1,923 in 2004. The increase in 2006 and 2005 was primarily due to additional loan interest income relating to new hotel loans that the Company has provided or purchased during 2006 and late 2005, as well as $1.6 million in prepayment fees and interest related to the early payoff of the four hotel loans in 2005 (See “Liquidity and Capital Resources– Investing” and “General Corporate Income and Expense” below for further discussion of Interest and Other Income). See Note 8 to the Consolidated Financial Statements for more information on the Company’s notes receivable.
Interest Expense – Total interest expense was allocated to the Hotel Financing segment based on the Company’s average note receivable balance and the average borrowing rate for the lines of credit and Marathon Repurchase Agreement. Interest expense was $4,462, a $2,444 increase when compared to the $2,018 in 2005. Interest expense increased $1,564 in 2005 from $454 in 2004. The increase was primarily due to the addition of new loans during 2006 and 2005, which increased the average note receivable balance, and the increase in LIBOR rates, which increased the average interest rate. The average outstanding note receivable balance increased from $18,765 for 2004, to $35,602 for 2005, to $51,067 for 2006 while the average interest rate also increased from 3.80% to 6.22% to 7.69%, respectively for the same periods. (See “Hotel Ownership Segment” above for further discussion of Interest Expense).
GENERAL CORPORATE INCOME AND EXPENSES
The following describes those income and expense items that were not specifically allocated to either of the Company’s reporting segments:
General and Administrative – In 2006, general and administrative expense was $11,341, a 43% increase when compared to the $7,930 in 2005. The increase included $876 of start-up cost in 2006 primarily related to the opening of the Kansas City, MO, Courtyard by Marriott hotel in April of 2006 and the openings of the Princeton, NJ Homewood Suites hotel and the Akron, OH Hilton Garden Inn in November of 2006 (See Note 6 to the Consolidated Financial Statements). General and administrative expense increased $1,132, or 17%, in 2005, when compared to the $6,798 in 2004. The remaining increase in 2006 and the increase in 2005 were primarily attributable to increases in payroll costs for additional personnel as well as increased salaries and restricted stock awards.
Extinguishment of Debt – Extinguishment of debt expenses of $3,961 for 2006 related to the defeasance of the Company’s $71 million CMBS loan and the prepayment of the outstanding balance of $11.3 million on the ten-year loan collateralized by the Evanston Hilton Garden Inn (See Note 10 to the Consolidated Financial Statements).
Interest and Other Income – In 2006, interest and other income was $694, a 75% increase when compared to the $397 in 2005. Interest and other income increased $124, or 45%, in 2005, when compared to the $273 in 2004. The income consists primarily of rent paid pursuant to restaurant leases in the hotels and interest on bank deposits. The increase resulted primarily from higher cash balances and higher interest earned on bank deposits.

Income (Loss) Allocation to Minority Interest in Partnership – In 2006, income allocation to minority interest in the Partnership was ($252), a 34% decrease when compared to the ($382) in 2005. Income (loss) allocation to minority interest in the Partnership increased $150, or 65%, in 2005, when compared to the ($232) in 2004. The changes were consistent with the changes in income from continuing operations available to common shareholders for the respective periods and a decrease in minority interest ownership percentage in the Partnership from 4.69% as of December 31, 2004 to 4.67% as of December 31, 2005 to 4.26% as of December 31, 2006. The decrease in minority interest ownership percentage from 2005 to 2006 resulted primarily from our underwritten public offering of common stock in August 2006.
Discontinued Operations – In February 2007, the Abingdon, VA Holiday Inn Express was sold for net proceeds of $5.0 million, resulting in a net gain of $2.4 million. During the year ended December 31, 2006, the Company sold the Winston Salem, NC Courtyard by Marriott, the Alpharetta, GA Homewood Suites, the West Springfield, MA Hampton Inn, the Dallas, TX Holiday Inn Select, the Boone, NC Hampton Inn, the Wilmington, NC Comfort Inn and the Southlake, GA Hampton Inn. The Company realized aggregate net proceeds on hotel sales during 2006 of $52.5 million, resulting in an aggregate net gain of $17.5 million, net of minority interest.
In accordance with SFAS 144, the Company recorded a $12.4 million (net of allocation to minority interest) non-cash impairment charge in 2005 relating to two hotels. On November 4, 2005, the Company’s Board adopted a formal plan to sell the two hotels. In June 2006, the Company sold one of these hotels, the Dallas, TX Holiday Inn Select, for net proceeds of $4.3 million and recognized a net gain of $0.5 million. The remaining hotel, the Orlando, FL Comfort Suites, is being actively marketed by the Company for sale. Should the Company complete a sale of the remaining hotel, there can be no assurance that the net proceeds from a sale will equal the Company’s carrying value, in which case an additional impairment charge may be necessary at that time.
During 2005, the Company sold the Hilton Head, SC Hampton Inn, the Chester, VA Comfort Inn and the Greenville, SC Comfort Inn. The Company realized aggregate net proceeds on hotel sales during 2005 of $10.1 million, resulting in an aggregate net gain of $0.4 million, net of minority interest.
The operating results for these hotels are included in discontinued operations in the statements of operations until their sale date. See Note 5 to the Consolidated Financial Statements for further information on the Company’s discontinued operations.
Cumulative Effect of a Change in Accounting Principle, Net — In December 2005, the Company adopted FASB Interpretation 47, “Accounting for Conditional Asset Retirement Obligations” (“FIN 47”). As a result, the Company recorded the cumulative effect of a change in accounting principle of $364 for conditional asset retirement obligations primarily associated with asbestos in the Company’s hotels (See Note 18 to the Consolidated Financial Statements).
LIQUIDITY AND CAPITAL RESOURCES
Recent Development — Proposed Merger
Pursuant to the Merger Agreement, the Company has agreed to certain restrictions on its operating activities without Parent’s prior consent while subject to the Merger Agreement, including, among other things, that the Company will not (i) place or originate any new loans under its Hotel Financing segment, (ii) sell or acquire any properties that were not subject to existing definitive agreements for their purchase or sale as of the date of the Merger Agreement, (iii) enter into any new franchise agreements, ground leases or other material contracts or terminate any existing franchise agreements, ground leases or other material contracts, (iv) settle any material legal proceedings, (v) commence development activities on its current hotels, (vi) make any payments in respect of the Company’s debt, other than scheduled interest and amortization payments, (vii) make any commitment with respect to any capital expenditure individually in excess of $250 or in the aggregate in excess of $500, other than in accordance with a previously provided budget, (viii) mortgage or otherwise encumber any of our properties or assets or (ix) pay any dividends on its common stock or make any other distribution, payable in cash, stock, property or otherwise, except for payment of required quarterly dividends with respect to outstanding shares of its Series B Preferred Stock in accordance with the terms for such stock on the date of the Merger Agreement. The full list of restrictions on the Company’s operating activities are set forth in the Merger Agreement, which has been filed as an exhibit to the Company’s Current Report on Form 8-K filed with the SEC on February 23, 2007.

Where this Annual Report on Form 10-K discusses our future plans, strategies and activities, particularly with respect to the following discussion of liquidity and capital resources, such discussion assumes that the Merger Agreement is not, and will not be, completed and that we are not otherwise subject to the restrictions described above.
Overview
The Company expects to fund its short term cash needs, including distributions to shareholders, from operating cash flow and from borrowings under its $215 million line of credit (the “GE Line”) with General Electric Capital Corporation (“GECC”). The Company intends to continue to seek additional mezzanine loan opportunities, as well as other hotel loan opportunities in general, and to acquire and develop additional hotel properties that meet its investment criteria. The Company is continually evaluating such opportunities, as well as other investment opportunities including, but not limited to, the acquisition of assets that require substantial renovation and repositioning within a particular market. It is expected that future hotel loans and acquisitions will be financed, in whole or in part, from borrowings under the GE Line, additional follow-on offerings of debt or equity securities, joint venture agreements and from the net sale proceeds of hotel properties. There can be no assurances that the Company will make any further hotel loans or any investment in additional hotel properties, or that any hotel development will be undertaken, or if commenced, that it will be completed on schedule or on budget. Furthermore, there can be no assurances that the Company will be able to obtain any additional financing.
Operating
The Company finances its operations from operating cash flow, which is principally derived from the operations of its hotels. In 2006, cash flow provided by operating activities was $46.8 million a 15% increase, when compared to the $40.6 million in 2005. The increase was primarily due to increased net income. Cash flow provided by operating activities increased $2.1 million or 5% in 2005, when compared to the $38.5 million in 2004. The Company is the managing partner for a joint venture that sold a hotel in December 2005. Upon the sale, the Company received a distribution from the joint venture of $0.8 million. The remaining increase was primarily due to the timing of payments and receipts of cash from operating activities during the respective periods.
Investing
Overview
The Company primarily invests in hotel properties either directly or through joint ventures. The Company also invests funds in and collects funds from its hotel loan program. The Company’s net cash used in investing activities for the year ended December 31, 2006, 2005 and 2004 totaled $93.4 million, $90.6 million and $61.5 million, respectively. Acquiring and developing hotels and originating and acquiring hotel loans are both part of the Company’s growth strategies.
Investment in hotel properties
Acquiring and developing hotels with a favorable current yield and an opportunity for appreciation is one of the Company’s growth strategies. Capital expenditures at the Company’s portfolio hotels for the year ended December 31, 2007, excluding development costs, are expected to be approximately $13.5 million. In 2006 and 2005, the Company began construction on five hotels and one expansion. In 2006, the Company opened three of these hotels. The Company opened one more hotel in March of 2007 and expects another currently under development to open in late 2007. The expansion is scheduled for completion in the 2007 fourth quarter. The total capital expenditures for these development projects during 2007 are expected to be approximately $21.6 million. The Company plans to fund these capital expenditures from operating cash flow, borrowings under mortgage loans and/or potential borrowings under the GE Line (See Notes 6, 7 and 10 to the Consolidated Financial Statements). These sources are expected to be adequate to fund such capital requirements.
The Company has announced it has entered into definitive agreements to acquire two hotels in New York City for a purchase price of $55 million each. Located in the Tribeca and Chelsea areas, the hotels currently are under construction. Acquisition of each of these hotels is subject to satisfactory completion of due diligence and other customary closing conditions. The Company has been approved by Hilton Hotels Corporation for a Hilton Garden Inn franchise for both the Tribeca hotel and the Chelsea hotel. The Chelsea hotel is expected to open in the second quarter of 2007. There has been a delay in construction at the Tribeca hotel and the Company is pursuing legal action against the seller. Pursuant to the purchase and sale agreement the Company intends to close the project at the appropriate time and complete the development in time to open in the fourth quarter of 2007.

During 2006, the Company spent $57.3 million for capital improvements at, and development of, its hotels. This included capital expenditures at the Company’s portfolio hotels, excluding development costs, of $14.8 million. This also included approximately $34.0 million for land and other costs related to hotels under development. This included approximately $8.5 million, net of cash acquired, for the acquisition of the 121-room Courtyard by Marriott in St. Charles, IL.
During 2005, the Company spent $102.2 million for the acquisition and development of, and capital improvements at, its hotels. This included approximately $16.3 million, $2.4 million and $46.9 million, net of cash acquired, for the acquisition of the Hampton Inn & Suites Baltimore Inner Harbor in Maryland, for the Company’s equity investment in the joint venture that owns the Stanley Hotel in Estes Park, CO and the six hotels acquired in October 2005, respectively. This also included approximately $15.6 million for hotel related capital expenditures and approximately $20.8 million for land and other costs related to hotels under development (See Notes 6 and 7 to the Consolidated Financial Statements).
During 2004 investments in the Company’s consolidated hotels totaled $36.8 million. This included $12.1 million for the acquisition of the Courtyard by Marriott hotel in Roanoke, VA and $3.1 million for a historic residential building in Kansas City, MO purchased for redevelopment as a Courtyard by Marriott. This also included capital improvements to hotels totaling $11.9 million and $9.7 million for the development of the Courtyard by Marriott hotel in Chapel Hill, NC and the historic residential building in Kansas City, MO.
These capital expenditures are in addition to amounts spent on normal repairs and maintenance, which have approximated 5.58%, 6.02% and 6.01% of room revenues for the year ended December 31, 2006, 2005 and 2004, respectively.
Proceeds from sale of hotel properties
Periodically, the Company sells certain hotels that no longer meet its long-term operating objectives. The Company uses the net sale proceeds for development activities, the acquisition of additional hotels or hotel loans and/or for general corporate purposes. In accordance with SFAS 144, the Company recorded a $12.4 million (net of allocation to minority interest) non-cash impairment charge in 2005 relating to two hotels. On November 4, 2005, the Company’s Board adopted a formal plan to sell the two hotels. In June 2006, the Company sold one of these hotels. The remaining hotel, the Orlando, FL Comfort Suites, is being actively marketed by the Company for sale.
During 2007, the Company sold one hotel for estimated net proceeds of $5.0 million. During 2006, the Company sold seven hotels for aggregate net proceeds of $52.5 million. During 2005, the Company sold three hotels for aggregate net proceeds totaling $11.5 million ($10.1 in cash and a note receivable for $1.4). During 2004, the Company sold two hotels for aggregate net proceeds of $10.5 million. See Note 5 to the Consolidated Financial Statements for further information on the Company’s discontinued operations.
Issuance of notes receivable
Originating or acquiring hotel loans is one of the Company’s growth strategies. The Company has an active pipeline to underwrite and acquire loans under its hotel loan program, which it expects to fund with its various credit facilities.
During 2007, the Company closed on one hotel loan totaling $1.2 million. The Company is obligated to fund the balance of the “B” note ratably over the projected construction period, which is expected to be completed during the first quarter of 2008.
During 2006, the Company closed on five hotel loans totaling $28.7 million; funding a total of $24.4 million and obligated to fund the remaining $4.3 million during 2007. During 2005, the Company funded five hotel loans totaling $23.1 million. During 2004, the Company funded five hotel loans totaling $25.8 million. See Note 8 to the Consolidated Financial Statements for more information on the Company’s note receivables.
Collection and sale of notes receivable
In May 2006, the Company funded a $20.3 million “B” note, which was part of a $66.0 million senior note for the Lady Luck Casino in Las Vegas, NV. On February 20, 2007, the Company paid $150 to enter into a Put Agreement with the senior participant, Canpartners Realty Holding Company IV LLC, to sell its interest in the $20.3 million “B” note for a discount price of approximately $15.2 million. On February 21, 2007, the Company exercised its put option and on February 27, 2007, completed the sale of its interest in the “B” note for $15.2 million. The Put Agreement was entered into in connection with Merger negotiations with Parent. Accordingly, the Company will recognize a loss of approximately $5.3 million, including the put fee and accrued, unpaid interest income, during the quarter ended March 31, 2007 as a result of this sale. Management did not consider this note to be impaired as of December 31, 2006 and accordingly no loss was recognized at December 31, 2006 (See Note 20 to the Consolidated Financial Statements). During 2007, two additional loans, outstanding at December 31, 2006, totaling $3.6 million were prepaid in full.
During the year ended December 31, 2006, 2005 and 2004, the Company received scheduled principal payments on its notes receivable. During 2006, three loans totaling $10.3 million were prepaid in full. During 2005, four loans totaling $15.9 million were prepaid in full. See Note 8 to the Consolidated Financial Statements for more information on the Company’s note receivables.
Acquisition of minority interest
During 2004, the Company purchased its joint venture partner’s ownership interest in both the Evanston and Windsor joint ventures for $8.2 million (See Note 7 to the Consolidated Financial Statements).
Investment in unconsolidated joint venture
During 2006, the Company entered into a joint venture, Jacksonville Hotel Associates, LLC (“Jacksonville Associates”), with Skyline Hotel Investors, LLC (“Skyline”) to develop and own hotel properties. During 2006, the Company contributed all of its equity investment of $2.5 million to the joint venture (See Note 7 to the Consolidated Financial Statements).
During 2002, the Company formed a joint venture with Boston-based Charlesbank Capital Partners, LLC. The Company owns 15% of the venture and is the managing partner and Charlesbank owns 85%. The joint venture sold one hotel in December 2005 and as of December 31, 2005 the Company held approximately $6.9 million in cash from the sale that was distributed to the other partners in the unconsolidated joint venture in January 2006. During 2005 and 2004, the Company contributed $1.1 million and $0.7 million, respectively, to the joint venture.
Purchase of restricted marketable securities
In May 2006, the Company entered into a new 10-year $176 million CMBS loan and used part of the proceeds to defease the $61.3 million outstanding balance under the Company’s $71 million fixed-rate mortgage. In order to accomplish the defeasance, the Company purchased US Government Treasury Securities sufficient to make the monthly debt service payments due under the loan agreement.
Financing
Overview
The Company’s net cash provided by financing activities for the year ended December 31, 2006, 2005 and 2004 totaled $39.4 million, $60.9 million and $21.5 million, respectively. Under federal income tax law provisions applicable to REITs, the Company is required to distribute at least 90% of its taxable income to maintain its tax status as a REIT. The Company intends to monitor its dividend policy closely and to act accordingly as results of operations dictate. The Company also intends to fund cash distributions to shareholders out of cash flow from operating activities. The Company may incur indebtedness to meet its dividend policy or distribution requirements imposed on the Company under the Internal Revenue Code of 1986, as amended (including the requirement that a REIT distribute to its shareholders annually at least 90% of its taxable income), to the extent that available cash flow from the Company’s investments are insufficient to make such distributions. The Company also incurs indebtedness to finance its investing growth strategies.
Proceeds from issuance of and redemption of securities
The Company has on file with the SEC a shelf registration statement under which common stock, preferred stock and debt securities are registered for issuance by the Company. The Company currently has approximately $79.8 million available under this shelf registration statement and may file additional registration statements as needed. The Company’s ability to raise capital through the sale of stock is dependent upon market conditions.
In August 2006, the Company completed a common stock offering, selling 2.4 million shares to the public, which generated net cash proceeds totaling $26.4 million. The Company used the proceeds to reduce its outstanding balance under the GE Line. During 2004, the Company completed the issuance of 3.68 million shares of its 8.00% Series B Cumulative Preferred Stock. The net proceeds raised totaled approximately $88.8 million, approximately $76.1 million of which was used to fully redeem the Company’s then outstanding 3.0 million shares of 9.25% Series A Cumulative Preferred Stock plus accrued dividends.

Net increase (decrease) in lines of credit
The Company’s net increase (decrease) in lines of credit for the year ended December 31, 2006, 2005 and 2004 totaled ($150.0) million, $91.0 million and $37.7 million, respectively. See Note 10 to the Consolidated Financial Statements for more information on the Company’s lines of credit.
During the year ended December 31, 2006, the Company used $112.2 million of the net proceeds from the new $176 million CMBS loan to pay down the outstanding balance under the GE Line. Draws were made on the GE Line of $24.4 million for funding of hotel loans, $11.3 million for prepayment of the first mortgage loan collateralized by the Evanston Hilton Garden Inn, $25.1 million to fund cash distributions to shareholders and limited partners of the Partnership and approximately $27.7 million for property development costs and capital improvements, offset by pay-downs on the GE Line totaling $52.5 million from the sale of hotels and proceeds totaling $26.4 million from the issuance of common stock. At December 31, 2006, the outstanding balance under the line of credit was $1.1 million and the remaining available balance was $171.6 million, based upon the borrowing base created by the hotels that serve as collateral for the line.
In October 2004, the Company entered into a $50 million master repurchase agreement with Marathon Structured Finance Fund, L.P. (“Marathon”). In February 2007, the Company terminated this master repurchase agreement. In September 2005, the Company financed three of its existing mezzanine loans and borrowed $7.9 million of funds under this repurchase agreement. In October 2005, the Company borrowed an additional $0.7 million under the repurchase agreement by financing another existing mezzanine loan. In November 2006, the Company paid back all the money borrowed under the facility. At December 31, 2006 and 2005 the balance under this facility was zero and $8.6 million, respectively.
In October 2005, the Company entered into a $4.8 million loan facility with Marathon. The facility was originally collateralized by two existing mezzanine loans. In December 2005, one of the mezzanine loans and the related portion of the facility were paid off. Therefore, at December 31, 2005 the balance under this facility was $1.2 million. In November 2006, the Company paid back the remaining $1.2 million borrowed under the facility. Therefore, at December 31, 2006 this facility no longer existed.
In November 2005, the Company entered into an $8.4 million credit facility with Marathon. The facility was originally collateralized by four existing mezzanine loans with an aggregate carrying value of $14.0 million. In December 2006, one of the mezzanine loans and the related portion of the facility were paid off. Therefore, at December 31, 2006 the balance under this facility was $6.8 million. The term of the facility follows the maturity of the collateralized notes and expires in October of 2008. In January 2007, one of the mezzanine loans for $2.5 million was prepaid and the related portion of the facility, $1.5 million, was also paid off.
Proceeds from mortgage loans
In 2005 and 2006, the Company began several development projects. The Company anticipates funding approximately $47.4 million of the estimated all-in cost of the development projects with construction to permanent first mortgage loans. During 2006, the Company borrowed $29.7 million under these loans. The remaining amount available under the loans is expected to be borrowed during 2007. See Note 6 to the Consolidated Financial Statements for details on the Company’s development projects. See Note 10 to the Consolidated Financial Statements for details on the Company’s construction to permanent first mortgage loans.
In May 2006, the Company entered into a new 10-year $176 million CMBS loan with GECC. The facility bears interest only for four years and thereafter amortizes over a 30-year period. See Note 10 to the Consolidated Financial Statements for more information on the Company’s mortgage loans.
During 2005, the New Stanley Associates, LLLP joint venture, entered into a $13.0 million first mortgage loan to finance the acquisition of the Stanley Hotel. During 2003, the Chapel Hill joint venture entered into a $9.1 construction to permanent loan. The joint venture borrowed money under the loan during the years ended December 2005 and 2004 to construct the Chapel Hill Courtyard by Marriott Hotel. On March 8, 2005, the construction loan was converted to a permanent loan, at which time the loan balance was $9.0 million.
Payment of mortgage loans
In May 2006, the Company prepaid the outstanding balance of $11.3 million on the ten-year loan collateralized by the Evanston Hilton Garden Inn. In May 2006, the Company entered into a new 10-year $176 million CMBS loan and used part of the proceeds to defease the remaining $61.3 million balance of the Company’s $71 million ten-year 7.375% fixed-rate debt collateralized by real property holdings. In March 2004, the Company paid the remaining balance outstanding of $9.4 million under the Windsor Joint Venture loan. All other payments during the years ended December 31, 2006, 2005 and 2004 represent principal payments. See Note 10 to the Consolidated Financial Statements for more information on the Company’s mortgage loans.
Distributions to shareholders
The Company is required to distribute at least 90% of its taxable income to maintain its tax status as a REIT. The Company’s 8.00% Series B Cumulative Preferred Stock requires cumulative dividends in the amount of $2.00 per share each year payable quarterly in arrears. The Company has made distributions of $0.15 per common share for each of the quarters in 2004, 2005 and 2006. During the years ended December 31, 2006, 2005 and 2004, the Company paid distributions to shareholders of $23.8 million, $23.2 million and $23.0 million, respectively.
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
OFF-BALANCE SHEET ARRANGEMENTS
The Company’s off-balance sheet arrangements consist primarily of its ownership interest in the unconsolidated joint ventures. For a further discussion of the joint venture and the effect on the Company’s financial condition, results of operations and cash flow (See Note 7 to the Consolidated Financial Statements).
CONTRACTUAL OBLIGATIONS
As of December 31, 2006, the Company’s contractual obligations and commitments (excluding obligations and commitments pursuant to the Company’s unconsolidated joint ventures) were as follows:

		Less than 1			More than 5
	Total	year	1 - 3 years	3 - 5 years	years

Mortgage loans and lines of credit (a)	$239,537	$22,184	$7,072	$37,339	$172,942
Interest payments on mortgage loans (b)	$114,824	$18,452	$26,835	$23,314	$46,223
Corporate office lease (See Note 18)	$1,386	$394	$818	$174	$—

(a)	Construction-to-permanent notes will not have final payment schedules until they become permanent. The table above shows the expected maturity for these notes to be the year that the note is expected to be converted to the permanent note (See Note 10 to the Consolidated Financial Statements and Item 7A).

(b)	Interest payments on mortgage loans are based on the interest rate effective as of December 31, 2006 and the 30-day LIBOR forward curve as of January 12, 2007, respectively (See Note 10 to the Consolidated Financial Statements).
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

Allowances for Doubtful Notes Receivable
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
Accounting for Long-Lived Assets
General. The Company evaluates the potential impairment of its individual long-lived assets, principally its wholly owned hotel properties and the hotel properties in which it owns an interest through consolidated joint ventures in accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” (“SFAS 144”). The Company records an impairment charge when it believes an investment in hotels has been impaired, such that the Company’s estimate of future undiscounted cash flows, together with its estimate of an anticipated liquidation amount, would not recover the then current carrying value of the investment in the hotel property, or when the Company classifies a property as “held for sale” and the carrying value exceeds fair market value. The Company considers many factors and makes certain subjective assumptions when making this assessment, including but not limited to, general market and economic conditions, operating results over the past several years, the performance of similar properties in the same market and expected future operating results based on a variety of assumptions. Changes in market conditions or poor operating results of underlying investments could adversely impact the Company’s assumptions regarding future undiscounted cash flows and estimated liquidation amounts therefore requiring an immediate material impairment charge. Further, the Company currently owns certain hotels for which the carrying value exceeds current market value. The Company does not believe an impairment charge for these hotels is appropriate at this time since the Company’s forecast of future undiscounted cash flows, including an anticipated liquidation amount, exceeds the current carrying value. Should the Company approve a plan to sell any of the hotels for which the carrying value exceeds fair market value, an impairment charge would be required at that time and could be material in the aggregate.
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
Franchise Agreements
As of December 31, 2006, 52 of the Company’s 53 hotels were operated under franchise licenses. See Note 18 to the Consolidated Financial Statements for further information on the Company’s franchise agreements.
Recently Issued Accounting Standards
See Note 2 to the Consolidated Financial Statements for a discussion of the impact of new accounting standards.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

($ in thousands)
As of December 31, 2006, the Company’s primary market risk exposure was to changes in interest rates on its GE Line and other variable-rate debt. The Company’s interest rate risk objectives are to limit the impact of interest rate fluctuations on earnings and cash flows and to lower its overall borrowing costs. To achieve these objectives, the Company manages its exposure to fluctuations in market interest rates for a portion of its borrowings through the use of fixed rate debt instruments to the extent that reasonably favorable rates are obtainable with such arrangements. The Company may enter into derivative financial instruments such as interest rate swaps or caps and treasury options or locks to mitigate its interest rate risk on a related financial instrument or to effectively lock the interest rate on a portion of its variable rate debt. As required by the extension of the GE Line, on September 30, 2005, the Company entered into an interest rate cap agreement to eliminate the exposure to increases in 30-day LIBOR (30-day LIBOR was 5.32% at December 31, 2006) over 6.14% on principal balances up to $215 million outstanding. This interest rate cap agreement terminated on January 1, 2007. To replace the expiring cap for the GE Line, the Company entered into an interest rate cap agreement to eliminate the exposure to increases in 30-day LIBOR over 9.17% on principal balances up to $150 million outstanding. This interest rate cap agreement became effective on January 1, 2007 and terminates on January 4, 2010. The Company does not enter into derivative or interest rate transactions for speculative purposes. The Company regularly reviews interest rate exposure on its outstanding borrowings in an effort to minimize the risk of interest rate fluctuations.
The definitive extent of the Company’s interest rate risk under the GE Line, other variable-rate debt is not quantifiable or predictable because of the variability of future interest rates and business financing requirements. If interest rates increased by 100 basis points, the Company’s interest expense for the year ended December 31, 2006 would have increased by approximately $1.1 million, based on the weighted-average amount of variable rate debt outstanding and exposed to fluctuations in the market rate of interest. If interest rates decreased by 100 basis points, the Company’s interest income for the year ended December 31, 2006 would have decreased by approximately $0.3 million, based on the weighted-average amount of variable rate loans outstanding and exposed to fluctuations in the market rate of interest. The following tables provide information at December 31, 2006 and 2005 about the Company’s interest rate risk-sensitive instruments. The tables present principal cash flow by expected maturity dates for the fixed and variable rate debt. The table also includes estimates of the fair value of the Company’s interest rate risk-sensitive instruments based on quoted market prices for these or similar issues.

As of December 31, 2006	2007		2008		2009		2010		2011		Thereafter		Total		Fair Value

Variable rate — GE line:	$1,100		$—		$—		$—		$—		$—		$1,100		$1,100
Average interest rate	(a	)	(a	)	(a	)	(a	)	(a	)	(a	)	(a	)

Variable rate — Marathon facilities:	$1,500		$5,250		$—		$—		$—		$—		$6,750		$6,750
Average interest rate	(b	)	(b	)	(b	)	(b	)	(b	)	(b	)	(b	)

Mortgage loans:
Fixed rate — CMBS	$—		$—		$—		$959		$2,099		$172,942		$176,000		$176,000
Average interest rate	5.94%		5.94%		5.94%		5.94%		5.94%		5.94%		5.94%

Variable rate — Princeton, NJ
Homewood Suites (i)	$9,868		$—		$—		$—		$—		$—		$9,868		$9,868
Average interest rate	(c	)	(c	)	(c	)	(c	)	(c	)	(c	)	(c	)

Variable rate — Wilmington, NC
Hilton Garden Inn (i)	$3,156		$—		$—		$—		$—		$—		$3,156		$3,156
Average interest rate	(d	)	(d	)	(d	)	(d	)	(d	)	(d	)	(d	)

Variable rate — Roanoke, VA
Residence Inn (i)	$—		$—		$—		$—		$—		$—		$—		$—
Average interest rate	(e	)	(e	)	(e	)	(e	)	(e	)	(e	)	(e	)

Consolidated joint venture loans:

Fixed rate — Chapel Hill, NC
Courtyard by Marriott	$229		$247		$267		$7,951		$—		$—		$8,694		$8,659
Average interest rate	7.51%		7.51%		7.51%		7.51%		7.51%		7.51%		7.51%

Variable rate — Ponte Vedra, FL
Hampton Inn	$100		$109		$119		$130		$4,201		$—		$4,659		$4,659
Average interest rate	(f	)	(f	)	(f	)	(f	)	(f	)	(f	)	(f	)

Fixed rate — The Stanley Hotel	$232		$245		$263		$11,949		$—		$—		$12,689		$12,644
Average interest rate	6.19%		6.19%		6.19%		6.19%		6.19%		6.19%		6.19%

Variable rate — Kansas City, MO
Courtyard by Marriott	$257		$276		$296		$318		$9,732		$—		$10,879		$10,879
Average interest rate	(g	)	(g	)	(g	)	(g	)	(g	)	(g	)	(g	)

Variable rate — Akron, OH
Hilton Garden Inn (i)	$5,742		$—		$—		$—		$—		$—		$5,742		$5,742
Average interest rate	(h	)	(h	)	(h	)	(h	)	(h	)	(h	)	(h	)

(a)	Rate is 30-day to 180-day LIBOR plus 1.75% to 2.50%, (30-day and 180-day LIBOR were 5.32% and 5.37%, respectively, at December 31, 2006).

(b)	Rate is 30-day LIBOR plus 2.25%.

(c)	Construction-to-permanent note of $12.6 million with a balance of $9.9 million at December 31, 2006. Rate is 90-day LIBOR plus 2.85% during construction and 2.60% thereafter (90-day LIBOR was 5.36% at December 31, 2006).

(d)	Construction-to-permanent note of $9.0 million with a balance of $3.2 million at December 31, 2006. Rate is 30-day LIBOR plus 1.80%.

(e)	Construction-to-permanent note of $7.0 million with a balance of $0 at December 31, 2006. Rate is 30-day LIBOR plus 1.50%.

(f)	Rate is 30-day LIBOR plus 3.0%.

(g)	Rate is 90-day LIBOR plus 1.75%.

(h)	Construction-to-permanent note of $7.9 million with a balance of $5.7 million at December 31, 2006. Rate is 90-day LIBOR plus 3.0%.

(i)	Construction-to-permanent notes will not have final payment schedules until they become permanent.
The table above shows the expected maturity for these notes to be the year that the note is expected to be converted to the permanent note (See Note 10 to the Consolidated Financial Statements).

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
Item 8. Financial Statements and Supplementary Data.
The following consolidated financial statements are included herein:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2006 and 2005
Consolidated Statements of Operations for the years ended December 31, 2006, 2005 and 2004
Consolidated Statements of Shareholders’ Equity for the years ended December 31, 2006, 2005 and 2004
Consolidated Statements of Cash Flows for the years ended December 31, 2006, 2005 and 2004
Notes to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Shareholders
of Winston Hotels, Inc.:
We have completed integrated audits of Winston Hotels, Inc.’s consolidated financial statements and of its internal control over financial reporting as of December 31, 2006, in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.
Consolidated financial statements and financial statement schedules
In our opinion, the consolidated financial statements listed in the index appearing under Item 8 present fairly, in all material respects, the financial position of Winston Hotels, Inc. and its subsidiaries at December 31, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the index appearing under Item 15(a)(2) present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
As discussed in Note 18 to the consolidated financial statements, in 2005, the Company adopted FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations,” an interpretation of SFAS No. 143, “Accounting for Asset Retirement Obligations”.
Internal control over financial reporting
Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting, appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control — Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.
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

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Raleigh, NC
March 14, 2007

WINSTON HOTELS, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

As of December 31,	2006	2005

ASSETS
Land	$59,803	$55,758
Buildings and improvements	430,968	422,081
Furniture and equipment	66,745	63,048

Operating properties	557,516	540,887
Less accumulated depreciation	140,826	139,259

	416,690	401,628
Properties under development and land for development	11,748	25,139

Net investment in hotel properties	428,438	426,767

Assets held for sale	10,327	11,009
Corporate furniture, fixtures and equipment, net	551	371
Cash	7,822	15,047
Accounts receivable, net	2,723	3,820
Notes receivable	52,146	38,050
Investment in joint ventures	4,210	1,795
Deferred expenses, net	9,490	6,807
Prepaid expenses and other assets	14,135	12,556
Deferred tax asset	10,367	11,471

Total assets	$540,209	$527,693

LIABILITIES, MINORITY INTEREST AND SHAREHOLDERS’ EQUITY

Lines of credit	$7,850	$157,896
Mortgage loans	231,694	99,874
Accounts payable and accrued expenses	21,479	27,915
Distributions payable	6,413	6,011

Total liabilities	267,436	291,696

Minority interest	13,804	12,786

Commitments and contingencies (See Notes 18 and 20)	—	—

Shareholders’ equity:
Preferred stock, Series B, $.01 par value, 5,000 shares authorized, 3,680 shares issued and outstanding (liquidation preference of $93,840)	37	37
Common stock, $.01 par value, 50,000 shares authorized, 29,191 and 26,509 shares issued and outstanding at December 31, 2006 and December 31, 2005, respectively	292	265
Additional paid in capital	351,274	325,238
Unearned compensation	—	(1,454)
Distributions in excess of earnings	(92,634)	(100,875)

Total shareholders’ equity	258,969	223,211

Total liabilities, minority interest and shareholders’ equity	$540,209	$527,693

See Notes to the Consolidated Financial Statements

WINSTON HOTELS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

Years ended December 31,	2006	2005	2004

Operating revenue:
Rooms	$155,782	$120,324	$102,590
Food and beverage	13,453	10,058	7,466
Other operating departments	5,930	3,897	3,120
Percentage lease revenue	—	—	701
Joint venture fee income	227	250	181

Total operating revenue	175,392	134,529	114,058

Hotel operating expenses:
Rooms	31,806	25,773	22,285
Food and beverage	9,571	7,552	5,565
Other operating departments	4,280	2,879	2,325
Undistributed operating expenses:
Property operating	34,300	26,340	22,510
Real estate taxes and property and casualty insurance	7,931	6,464	5,607
Franchise	10,603	8,623	7,262
Maintenance and repair	8,381	6,870	5,708
Management fees	6,216	3,840	2,573
General and administrative	11,343	7,943	6,858
Depreciation	20,642	16,232	14,036
Amortization	2,116	1,499	1,384

Total operating expenses	147,189	114,015	96,113

Operating income	28,203	20,514	17,945

Extinguishment of debt	(3,961)	—	—
Interest and other income	8,694	7,045	2,196
Interest expense	(17,553)	(11,633)	(7,157)

Income before allocation to minority interest in Partnership, allocation to minority interest in consolidated joint ventures, income taxes, and equity in income (loss) of unconsolidated joint ventures	15,383	15,926	12,984
Income allocation to minority interest in Partnership	(252)	(382)	(232)
Income allocation to minority interest in consolidated joint ventures	(563)	(410)	(255)
Income tax benefit (expense)	(1,775)	(617)	1,270
Equity in income (loss) of unconsolidated joint ventures	86	625	(61)

Income from continuing operations	12,879	15,142	13,706
Discontinued operations:
Income from discontinued operations	2,035	2,495	3,602
Gain on sale of discontinued operations	17,485	366	15
Loss on impairment of assets held for sale	—	(12,386)	(440)

Income before cumulative effect of changes in accounting principles	32,399	5,617	16,883
Cumulative effect of changes in accounting principles, net	—	(364)	—

Net income	32,399	5,253	16,883
Preferred stock distribution	(7,360)	(7,360)	(7,315)
Loss on redemption of Series A Preferred Stock	—	—	(1,720)

Net income (loss) available to common shareholders	$25,039	$(2,107)	$7,848

Basic weighted average number of common shares outstanding	27,475	26,302	26,224

Diluted weighted average number of common shares outstanding	28,943	27,680	27,555

Income (loss) per common share basic and diluted:
Income from continuing operations	$0.20	$0.29	$0.18
Income (loss) from discontinued operations	0.71	(0.36)	0.12
Cumulative effect of changes in accounting principles, net	—	(0.01)	—

Net income (loss) available to common shareholders	$0.91	$(0.08)	$0.30

Per share dividends to common shareholders	$0.60	$0.60	$0.60

See Notes to the Consolidated Financial Statements

WINSTON HOTELS, INC.
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004
(in thousands, except per share amounts)

								Accumulated
					Additional		Distributions	Other	Total
	Preferred Stock		Common Stock		Paid-in	Unearned	In Excess of	Comprehensive	Shareholders’
	Shares	Dollars	Shares	Dollars	Capital	Compensation	Earnings	Loss	Equity

Balances at December 31, 2003	3,000	$30	26,271	$263	$307,089	$(527)	$(74,888)	$(33)	$231,934
Issuance of shares and other	3,680	37	127	1	90,108	(1,328)	—	—	88,818
Redemption of preferred A stock	(3,000)	(30)	—	—	(73,250)	—	(1,720)	—	(75,000)
Distributions ($0.60 per common share)	—	—	—	—	—	—	(15,822)	—	(15,822)
Distributions ($0.353 per preferred A share)	—	—	—	—	—	—	(1,059)	—	(1,059)
Distributions ($1.70 per preferred B share)	—	—	—	—	—	—	(6,256)	—	(6,256)
Unearned compensation amortization	—	—	—	—	—	710	—	—	710
Net income	—	—	—	—	—	—	16,883	—
Unrealized gain on derivative instruments	—	—	—	—	—	—	—	33
Comprehensive income									16,916

Balances at December 31, 2004	3,680	$37	26,398	$264	$323,947	$(1,145)	$(82,862)	$—	$240,241
Issuance of shares and other	—	—	111	1	1,291	(1,256)	—	—	36
Distributions ($0.60 per common share)	—	—	—	—	—	—	(15,906)	—	(15,906)
Distributions ($2.00 per preferred B share)	—	—	—	—	—	—	(7,360)	—	(7,360)
Unearned compensation amortization	—	—	—	—	—	947	—	—	947
Net income	—	—	—	—	—	—	5,253	—	5,253

Balances at December 31, 2005	3,680	$37	26,509	$265	$325,238	$(1,454)	$(100,875)	$—	$223,211
Issuance of shares and other	—	—	2,682	27	25,778	—	—	—	25,805
Presentation reclassification — SFAS 123R adoption	—	—	—	—	(1,454)	1,454	—	—	—
Restricted stock expense recognition	—	—	—	—	1,712	—	—	—	1,712
Distributions ($0.60 per common share)	—	—	—	—	—	—	(16,798)	—	(16,798)
Distributions ($2.00 per preferred B share)	—	—	—	—	—	—	(7,360)	—	(7,360)
Net income	—	—	—	—	—	—	32,399	—	32,399

Balances at December 31, 2006	3,680	$37	29,191	$292	$351,274	$—	$(92,634)	$—	$258,969

See Notes to the Consolidated Financial Statements

WINSTON HOTELS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in thousands)

Years ended December 31,	2006	2005	2004
| | |
Cash flows from operating activities:
Net income	$32,399	$5,253	$16,883
Adjustments to reconcile net income to net cash provided by operating activities:
Loss on impairment of assets held for sale	—	12,993	462
Income (loss) allocation to minority interest	1,166	(86)	386
Income allocation to consolidated joint ventures	563	410	255
Depreciation	21,807	19,599	18,147
Amortization	2,154	1,541	1,437
Loss on extinguishment of debt	3,961	—	—
Deferred income tax expense (benefit)	1,165	383	(2,202)
Gain on sale of hotel properties	(18,305)	(383)	(16)
Equity in (income) loss of unconsolidated joint ventures	(86)	(625)	61
Distributions from joint ventures	203	971	126
Unearned compensation amortization	1,712	947	710
Cumulative effect of changes in accounting principles, net	—	364	—
Changes in assets and liabilities:
Lease revenue receivable	—	—	179
Accounts receivable	1,097	(1,144)	(171)
Prepaid expenses and other assets	(1,640)	(4,712)	677
Accounts payable and accrued expenses	613	5,100	1,614

Net cash provided by operating activities	46,809	40,611	38,548

Cash flows from investing activities:
Investment in hotel properties	(57,339)	(102,156)	(36,802)
Proceeds from sale of hotel properties	52,510	10,086	10,533
Issuance of notes receivable	(24,408)	(21,700)	(25,833)
Collection of notes receivable	10,312	15,924	—
Acquisition of minority interest	—	—	(8,163)
(Investment in) distributions from unconsolidated joint ventures	(9,423)	7,262	(1,092)
Purchase of restricted marketable securities	(64,578)	—	—
Franchise and loan origination costs	(458)	—	(152)

Net cash used in investing activities	(93,384)	(90,584)	(61,509)

Cash flows from financing activities:
Proceeds from common stock issuance	26,426	—	—
Proceeds from issuance of Series B preferred shares, net	—	—	88,794
Redemption of Series A preferred shares, net	—	—	(75,000)
Net increase (decrease) in lines of credit	(150,046)	91,033	37,650
Proceeds from mortgage loans	205,666	940	7,946
Payment of mortgage loans	(12,601)	(2,141)	(11,155)
Distributions to shareholders	(23,756)	(23,249)	(23,013)
Distributions to minority interest in partnership	(779)	(779)	(779)
Distributions to minority interest in consolidated joint ventures, net of contributions	(553)	(677)	(859)
Fees paid in connection with financing activities	(5,007)	(4,222)	(2,131)

Net cash provided by financing activities	39,350	60,905	21,453

Net increase (decrease) in cash	(7,225)	10,932	(1,508)
Cash at beginning of period	15,047	4,115	5,623

Cash at end of period	$7,822	$15,047	$4,115

Supplemental disclosure:
Cash paid for income taxes	$470	$—	$—
Cash paid for interest (net of amounts capitalized)	$20,892	$11,193	$6,992

Summary of non-cash investing and financing activities:
Debt defeased in exchange for restricted marketable securities:
Restricted debt	$(61,257)	$—	$—
Marketable securities	$64,578	$—	$—
Purchase of Stanley Hotel with mortgage loan	$—	$13,000	$—
Sale of hotel property for note receivable	$—	$1,425	$—

See Notes to the Consolidated Financial Statements

WINSTON HOTELS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands, except per share amounts)
1. ORGANIZATION
Winston Hotels, Inc. (the “Company”), headquartered in Raleigh, North Carolina, owns and develops hotel properties directly and through joint ventures, provides and acquires hotel loans, and provides hotel development and asset management services. The Company conducts substantially all of its operations through its operating partnership, WINN Limited Partnership (the “Partnership”). The Company and the Partnership (together with the Partnership’s wholly owned subsidiaries) are collectively referred to as the “Company”. As of December 31, 2006, the Company’s ownership interest in the Partnership was 95.74% (See Note 3). The Company operates so as to qualify as a real estate investment trust (“REIT”) for federal income tax purposes under Sections 853-860 of the Internal Revenue Code of 1986, as amended.
As of December 31, 2006, the Company owned or was invested in 53 hotel properties in 18 states, having an aggregate of 7,205 rooms. This included 44 wholly owned properties with an aggregate of 6,013 rooms, a 41.7% ownership interest in a joint venture that owned one hotel with 121 rooms, a 60% ownership interest in a joint venture that owned one hotel with 138 rooms, a 49% ownership interest in a joint venture that owned one hotel with 118 rooms, a 48.78% ownership interest in a joint venture that owned one hotel with 147 rooms, a 13.05% ownership interest in a joint venture that owned four hotels with an aggregate of 545 rooms, and a 0.21% ownership interest in a joint venture that owned one hotel with 123 rooms for which substantially all of the profit or loss generated by the joint venture is allocated to the Company. As of December 31, 2006, the Company also had $52.1 million in loan receivables from owners of several hotels. The Company does not hold an ownership interest in any of the hotels for which it has provided debt financing.
The Company has elected to be taxed as a REIT. The Company believes that it qualifies for taxation as a REIT and, with certain exceptions, the Company will not be subject to tax at the corporate level on its taxable income that is distributed to the shareholders of the Company. A REIT is subject to a number of organizational and operational requirements, including a requirement that it currently distribute at least 90% of its annual taxable income. Failure to qualify as a REIT will render the Company subject to federal income tax (including any applicable minimum tax) on its taxable income at regular corporate rates and distributions to the shareholders in any such year will not be deductible by the Company.
Under the REIT Modernization Act of 1999 (the “RMA”), which became effective January 1, 2001, a REIT is permitted to lease hotels to wholly owned taxable REIT subsidiaries of the REIT (“TRS Lessees”). The Company has formed two taxable REIT subsidiaries, Barclay Hospitality Services Inc. (“Barclay Hospitality”) and Barclay Holding, Inc. (“Barclay Holding”) (collectively, “Barclay”). As of December 31, 2006, 43 of the Company’s 44 wholly owned hotels were operated under leases with Barclay Hospitality. The remaining wholly owned hotel, the Hampton Inn & Suites Baltimore Inner Harbor in Maryland, was leased to an entity owned 0.1% by Barclay Holding. One joint venture hotel, the Chapel Hill, NC Courtyard by Marriott, was leased to an entity owned 48.78% by Barclay Holding. A second joint venture hotel, the Ponte Vedra, FL Hampton Inn, was leased to an entity owned 49% by Barclay Holding. A third joint venture hotel, the Stanley Hotel in Estes Park, CO, was leased to an entity owned 60% by Barclay Holding. A fourth joint venture hotel, the Kansas City, MO Courtyard by Marriott, was leased directly to Barclay Holding. A fifth joint venture hotel, the Akron, OH Hilton Garden Inn, was leased to an entity owned 41.7% by Barclay Holding. The remaining four joint venture hotels, the West Des Moines, IA Fairfield Inn & Suites, the Houston, TX SpringHill Suites, the Shelton, CT Courtyard by Marriott and the West Des Moines, IA SpringHill Suites by Marriott were leased to entities owned 13.05% by Barclay Holding.
To qualify as a REIT, the Company cannot operate hotels. The Company’s taxable REIT subsidiaries engage hotel management companies to operate the hotels under management contracts. The Company’s third-party managers under management agreements have direct control of the daily operations of our hotels. As of December 31, 2006, Alliance Hospitality Management, LLC managed 41 of the Company’s 53 hotels, Marriott International managed six hotels, Concord Hospitality Enterprises Company managed three hotels, and Promus Hotels, Inc., an affiliate of Hilton Hotels Corporation, New Castle Hotels, LLC and GHG-Stanley Management, LLC each managed one hotel. Marriott reports the operating results for the hotels it manages on a fiscal year consisting of thirteen four-week periods. Therefore, for the six Marriott-managed hotels, the Company’s fiscal year will reflect twelve weeks of operations for each of the first three quarters of the year and sixteen weeks for the fourth quarter of the year. Therefore, in any given quarterly period, period-over-period results will have different ending dates. The six hotels have been included in the Company’s Consolidated Financial Statements since their acquisition in October 2005.

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
Accounting for Long-Lived Assets
Investment in Hotel Properties. Hotel properties are recorded at cost and are depreciated using the straight-line method over estimated useful lives of the assets of between 5 and 10 years for furniture, fixtures and equipment, and between 30 and 40 years for buildings and improvements. Upon disposition, both the assets and accumulated depreciation accounts are relieved and the related gain or loss is credited or charged to the income statement. The Company expenses repairs and maintenance costs of the hotels as they are incurred. During the years ended December 31, 2006, 2005 and 2004, the Company capitalized interest of $1,993, $585 and $62, respectively, related to hotels under development or major renovation.
General. The Company evaluates the potential impairment of its individual long-lived assets, principally its wholly owned hotel properties and the hotel properties in which it owns an interest through consolidated joint ventures in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” (“SFAS 144”). The Company records an impairment charge when it believes an investment in a hotel has been impaired, such that the Company’s estimate of future undiscounted cash flows, together with its estimate of an anticipated liquidation amount, would not recover the then current carrying value of the investment in the hotel property, or when the Company classifies a property as “held for sale” and the carrying value exceeds fair market value. The Company considers many factors and makes certain subjective assumptions when making this assessment, including but not limited to, general market and economic conditions, operating results over the past several years, the performance of similar properties in the same market and expected future operating results based on a variety of assumptions. Changes in market conditions or poor operating results of underlying investments could adversely impact the Company’s assumptions regarding future undiscounted cash flows and anticipated liquidation amounts therefore requiring an immediate material impairment charge. Further, the Company currently owns certain hotels for which the carrying value exceeds current market value. The Company does not believe an impairment charge for any of these hotels is appropriate at this time since the Company’s forecast of each hotel’s future undiscounted cash flows, together with its estimated liquidation amount, exceeds the current carrying value of each of these hotels. Should the Company approve a plan to sell any of the hotels for which the carrying value exceeds fair market value, an impairment charge would be required at that time and could be material in the aggregate.
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
Accounts Receivable
Accounts receivable consists primarily of meeting and banquet room rental and hotel guest receivables. The Company generally does not require collateral. Ongoing credit evaluations are performed and an allowance for potential credit losses is provided against the portion of accounts receivable that is estimated to be uncollectible. The Company maintains an allowance for doubtful accounts receivable, which totaled approximately $15 and $24 at December 31, 2006 and 2005, respectively, and is included in accounts receivable on the Consolidated Balance Sheets.
Notes Receivable
The Company provides mezzanine and first-mortgage financing in the form of loans. Loans receivable are recorded at cost, adjusted for net origination fees and costs. Premiums, discounts, and net origination fees are amortized or accreted as an adjustment to interest income using the effective interest method. Loans receivable are reviewed for potential impairment at each balance sheet date. A loan receivable is considered impaired when, based on current information; it becomes probable that the Company will be unable to collect all amounts due according to the loan’s contractual terms. The amount of impairment, if any, is measured by comparing the recorded amount of the loan to the present value of the expected cash flows or fair value of collateral. If a loan were deemed to be impaired, the Company would record a reserve for loan losses through a charge to income for any shortfall. As of December 31, 2006, no such impairment charges have been recognized. Subsequent to year end a $20.3 million note was sold for $15.2 million (See Note 20).
In accordance with FIN 46R, variable interest entities, as defined, are required to be consolidated by their primary beneficiaries if the variable interest entities do not effectively disperse risks among parties involved. The Company’s mezzanine and first-mortgage loans receivable are each collateralized by various hotel properties or partnership interests in hotel properties and are subordinate to any primary loans related to the collateralized hotels. All of these loans receivable are considered to be variable interests in the entities that own the related hotels, which are variable interest entities. However, the Company is not considered to be the primary beneficiary of these hotel properties as a result of holding these loans. Therefore, the Company does not consolidate the hotels for which it has provided debt financing. Interests in entities acquired or created in the future will be evaluated based on FIN 46R criteria, and such entities will be consolidated, if required. The analysis utilized by the Company in evaluating FIN 46 criteria involves considerable management judgment and assumptions.
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

WINSTON HOTELS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands, except per share amounts)
Income Taxes
The Company believes that it qualifies as a REIT under Sections 853 to 860 of the Internal Revenue Code. Effective July 1, 2002, under the REIT Modernization Act, the Company began leasing its hotels to a wholly owned taxable REIT subsidiary that is subject to federal and state income taxes. The Company accounts for income taxes of this subsidiary in accordance with the provisions of SFAS No. 109, “Accounting for Income Taxes” (“SFAS 109”). Under SFAS 109, the Company accounts for income taxes using the asset and liability method under which deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.
Earnings and profits, which determine the taxability of distributions to shareholders, differ from net income reported for financial reporting purposes due primarily to the differences for federal tax purposes in the estimated useful lives used to compute depreciation and the carrying value (basis) of the investment in hotel properties.
Revenue Recognition
The Company’s primary source of revenue is room revenue generated from hotels. It also generates revenue through food and beverage, telephone, parking, and other incidental sales at its hotels. Room, food and beverage, and other revenue are recognized at the time of service.
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
Concentration of Credit Risks
Financial instruments that potentially subject the Company to concentration of credit risk consist principally of cash. The Company mitigates this risk by placing cash deposits at credible federally insured depository institutions. At December 31, 2006, bank account balances exceeded federal depository insurance limits by approximately $10.0 million. This includes $4.8 million in escrow accounts classified in prepaid expenses and other assets that are deposited at credible federally insured depository institutions.
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
Recently Issued Accounting Standards
Interpretation No. 48. In July, 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FAS No. 109,” (“FIN 48”), which clarifies the accounting for uncertainty in income taxes. Currently, the accounting for uncertainty in income taxes is subject to significant and varied interpretations that have resulted in diverse and inconsistent accounting practices and measurements. To address such diversity, FIN 48 prescribes a consistent recognition threshold and measurement attribute, as well as clear criteria for subsequently recognizing, derecognizing and measuring changes in such tax positions for financial statement purposes. The Interpretation also requires expanded disclosure with respect to the uncertainty in income taxes. FIN 48 is effective for fiscal years beginning after December 15, 2006. The adoption of FIN 48 is not expected to have a material affect on any of the Company’s financial statements.
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
In SAB 108, the SEC staff established an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the Company’s financial statements and the related financial statement disclosures. This model is commonly referred to as a “dual approach” because it requires quantification of errors under both the iron curtain and the roll-over methods. SAB 108 permits existing public companies to initially apply its provisions either by (i) restating prior financial statements as if the “dual approach” had always been applied or (ii) recording the cumulative effect of initially applying the “dual approach” as adjustments to the carrying values of assets and liabilities as of January 1, 2006 with an offsetting adjustment recorded to the opening balance of retained earnings. The Company adopted SAB 108 effective for the fiscal year ended December 31, 2006. The adoption of SAB 108 did not affect any of the Company’s financial statements.
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
The Company is the general partner of, and as of December 31, 2006 owned a 95.74% ownership interest in, the Partnership. The remaining 4.26% interest in the Partnership was owned by Hubbard Realty of Winston-Salem, Inc. (0.21%), Cary Suites, Inc. (3.34%), WJS – Perimeter, Inc. (0.36%), and Charles M. Winston (0.35%). Hubbard Realty of Winston-Salem, Inc. is owned by parties unrelated to the Company. Mr. Robert W. Winston, III, Chief Executive Officer of the Company, is the sole officer and director of Cary Suites. Cary Suites is a corporation owned 29.1% by Mr. Robert Winston, 20.8% by his wife, 15.75% by each of his parents, 17.9% by trusts for the benefit of his children, and 0.7% by his sister. Mr. Robert Winston’s father is Mr. Charles M. Winston, Chairman of the Company’s Board of Directors (“the Board”). Mr. Charles Winston serves as a director and owns a 33.33% ownership interest in WJS – Perimeter, Inc. The remaining 66.67% ownership interest in WJS – Perimeter, Inc. is owned by parties unrelated to the Company. Minority interest in the Partnership as of December 31, 2006 and 2005 was $7,345 and $6,337, respectively.
4. CONCENTRATION RISK
The Company’s investments are all concentrated within the hotel industry. The Company’s current investment strategy is to acquire or develop premium-limited service, extended-stay, mid-scale, upscale, upper upscale and, in certain cases, full-service hotels either directly or through joint ventures, and to originate and acquire mortgage loans and other instruments such as mezzanine loans to hotel owners and operators. At present, all of the Company’s owned hotels or hotels with respect to which the Company has provided debt financing are located within the United States. Accordingly, adverse conditions in the hotel industry will have a material adverse effect on the Company’s operating and investment revenues and cash available for distribution to shareholders.
At December 31, 2006, 27 out of the Company’s 44 wholly owned hotels were located in the five eastern seaboard states ranging from Maryland to Florida, including 13 hotels located in North Carolina. Adverse events in these areas, such as economic recessions, hurricanes or other natural disasters, could cause a loss of revenues from these hotels, which could have a greater adverse effect on the Company as a result of its concentration of assets in this area. The Company’s geographic concentration also exposes it to risks of oversupply and competition in its principal markets.

WINSTON HOTELS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands, except per share amounts)
In addition, the Company expects to originate or acquire additional hotel loans that are not typically collateralized by a first mortgage. These types of loans involve a higher degree of risk than long-term senior mortgage lending collateralized by income-producing real property due to a variety of factors, including the loan being entirely uncollateralized or, if collateralized, becoming uncollateralized as a result of foreclosure by the senior lender. The Company may not recover some or all of its investment in these loans. In addition, these loans may have higher loan-to-value ratios than conventional mortgage loans resulting in less equity in the property and increasing the risk of loss of principal.
5. DISCONTINUED OPERATIONS
In February 2007, the Abingdon, VA Holiday Inn Express was sold for net proceeds of $5.0 million, resulting in a net gain of $2.4 million. As of December 31, 2006, this hotel was included in asset held for sale. In November 2006, the Winston Salem, NC Courtyard by Marriott was sold for net proceeds of $9.7 million, resulting in a net gain of $2.8 million. In August 2006, the Alpharetta, GA Homewood Suites was sold for net proceeds of $9.7 million, resulting in a net gain of $3.3 million. In July 2006, the Company sold the West Springfield, MA Hampton Inn for net proceeds of $9.5 million, resulting in a net gain of $3.9 million. In June 2006, the Company sold the Boone, NC Hampton Inn for net proceeds of $4.9 million, resulting in a net gain of $2.2 million. In April 2006, the Company sold the Wilmington, NC Comfort Inn for net proceeds of $5.7 million, resulting in a net gain of $1.0 million. The Company sold the Southlake, GA Hampton Inn in March 2006 for net proceeds of $8.5 million, resulting in a net gain of $4.4 million.
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
The Company sold the Hilton Head, SC Hampton Inn in May 2005 for $4.4 million in cash, net of closing costs and in the second quarter of 2005 recorded a gain of $470 thereto. The Company sold two hotels during January 2005. The Chester, VA Comfort Inn was sold for $5.2 million in cash, net of closing costs. The Greenville, SC Comfort Inn was sold for $1.9 million, net of closing costs, of which the Company received approximately $0.5 million in cash proceeds and a note receivable for approximately $1.4 million. The Company recorded a loss of $33 related to the sale of the Chester Comfort Inn, and a loss of $54 related to the sale of the Greenville Comfort Inn. These losses were in addition to the estimated impairment losses taken in 2004 and 2003, relating to the Greenville Comfort Inn. The Greenville Comfort Inn was originally classified as held for sale in the third quarter of 2003. The Company sold the Wilmington, NC Hampton Inn in February 2004 and sold the Las Vegas, NV Hampton Inn in June 2004 for an aggregate gain of $16.
The operating results for these hotels are included in discontinued operations in the statements of operations until their sale date. The Company has elected not to allocate interest expense to the results of the discontinued operations in accordance with SFAS 144. The inclusion of additional hotels in discontinued operations during 2006 resulted in certain reclassifications to the financial statement amounts for the December 31, 2005 and 2004 financial statement amounts. Condensed financial information of the results of operations for the hotels included in discontinued operations is as follows:

WINSTON HOTELS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands, except per share amounts)

	2006	2005	2004

Total revenue	$14,542	$24,909	$28,918
Total expenses	12,714	22,356	26,073

Income from hotel operations	1,828	2,553	2,845
Allocation to minority interest in Partnership — income from discontinued operations	(94)	(122)	(175)
Gain on sale of discontinued operations	18,305	383	16
Allocation to minority interest in Partnership — gain on sale of discontinued operations	(820)	(17)	(1)
Loss on impairment of assets held for sale	—	(12,993)	(462)
Allocation to minority interest in Partnership — loss on impairment of assets held for sale	—	607	22
Income tax benefit	301	64	932

Income (loss) from discontinued operations	$19,520	$(9,525)	$3,177

6. HOTEL DEVELOPMENT AND ACQUISITION
Developments
Raleigh Aloft. During November 2006, the Company purchased a parcel of land for $0.6 million adjacent to its Hilton Garden Inn near the Raleigh Durham airport to build its first aloft hotel. The 151-room aloft is estimated to cost approximately $18.5 million. The Company expects to break ground on the wholly owned hotel during the third quarter of 2007 with an expected opening date during the fourth quarter of 2008.
Roanoke Residence Inn. In 2006, the Company began construction on a wholly owned, 79-room, $10.7 million Residence Inn in Roanoke, VA, with a planned opening in the 2007 fourth quarter. The Company is funding part of the project’s cost through a first mortgage loan (See Note 10). As of December 31, 2006, the Company had invested approximately $2.6 million.
Wilmington Hilton Garden Inn. At December 31, 2006, the Company was building a 119-room Hilton Garden Inn hotel in the Mayfaire Town Center development in Wilmington, NC. The estimated all-in cost of this development is expected to be approximately $13.3 million, $9.0 million of which is expected to be borrowed under a first mortgage loan (See Note 10). The Company broke ground on the hotel in December 2005 and opened the hotel in March of 2007. As of December 31, 2006, the Company had invested approximately $8.4 million.
Princeton Homewood Suites. In July 2005, the Company closed on the purchase of 4.5 acres of land within the Forrestal Center of Princeton University for $2.9 million to build a Homewood Suites hotel. The Company is funding part of the project’s total $19.6 million cost through a $12.6 million first mortgage loan (See Note 10). The Company broke ground on the hotel in September 2005 and opened the hotel in November 2006.
Joint Venture Developments. During 2006, a joint venture, in which the Company owns a 41.7% interest completed development of and opened a Hilton Garden Inn at Gateway Corporate Park, adjacent to the Akron-Canton Airport in Green, OH. During 2006, the Company completed the renovation of a historic building into a Courtyard by Marriott hotel Kansas City, MO in conjunction with two separate joint venture partners (See Note 7).
During the 2006 fourth quarter, the Company broke ground on a 22-room, $3.4 million expansion of the Chapel Hill, NC Courtyard by Marriott hotel. The project is scheduled for completion in the 2007 fourth quarter. The property is owned by a joint venture in which the Company holds a 48.78% equity interest (See Note 7). As of December 31, 2006, the Company had invested approximately $0.1 million.
Acquisitions
Hampton Inn & Suites Baltimore Inner Harbor. On September 2, 2005, the Company acquired the 116-room Hampton Inn & Suites Baltimore Inner Harbor in Maryland for $16.3 million from a private investment group. In 2002, the Company co-funded equally with Hall Financial Group a $3.5 million mezzanine loan to help finance the acquisition and renovation of this hotel. Upon acquiring the hotel, the mezzanine loan was paid off, which resulted in a lump sum payment of approximately $5.3 million, including $3.3 million of principal and $2.0 million in

WINSTON HOTELS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands, except per share amounts)
accrued interest and disposition fees. The Company’s portion of the $5.3 million totaled $2.8 million. Upon pay off of the loan, the Company realized $0.7 million in interest income that it had not previously received or accrued. Simultaneously with the acquisition, the Company entered into a joint venture, 131 East Redwood, LLC, with Redwood Center, LLC and Chevron TCI, Inc. The joint venture leases the Hampton Inn & Suites from the Company (See Note 7).
Marriott Portfolio. In October 2005, the Company acquired six hotels with an aggregate of 698 rooms for $46.9 million. The properties consist of one Courtyard by Marriott hotel and five TownePlace Suites hotels. Five of these hotels are located in Texas—one in Austin, one in College Station, one in Clearlake and two in Houston—and one is located in Birmingham, AL. The hotels continue to be managed by Marriott. Marriott reports the operating results for the hotels it manages on a fiscal year consisting of thirteen four-week periods. Therefore, for these six Marriott-managed hotels, the Company’s fiscal year will reflect twelve weeks of operations for each of the first three quarters of the year and sixteen weeks for the fourth quarter of the year. Therefore, in any given quarterly period, period-over-period results will have different ending dates. The six hotels have been included in the Company’s consolidated financial statements since their acquisition.
Courtyard by Marriott in St. Charles, IL. In August 2006, the Company acquired the 121-room Courtyard by Marriott in St. Charles, IL for $8.5 million, net of cash acquired, from a private investment group.
Potential Acquisition of Two New York Hotels
In August 2006, the Company announced that it had entered into definitive agreements to acquire two hotels in New York City for a purchase price of $55 million each. Located in the Tribeca and Chelsea areas, the hotels currently are under construction. Acquisition of each of these hotels is subject to satisfactory completion of due diligence and other customary closing conditions. The Company has been approved by Hilton Hotels Corporation for a Hilton Garden Inn franchise for both the Tribeca hotel and the Chelsea hotel. The Chelsea hotel is expected to open in the second quarter of 2007. There has been a delay in construction at the Tribeca hotel and the Company is pursuing legal action against the seller. Pursuant to the purchase and sale agreement the Company intends to close the project at the appropriate time and complete the development in time to open in the fourth quarter of 2007.
7. SUMMARIZED FINANCIAL STATEMENT INFORMATION FOR JOINT VENTURES
As of December 31, 2006, the Company was invested in eleven hotels through joint ventures, which included ten operating hotels and one hotel under development. The Company consolidates all voting interest entities in which it owns a controlling voting interest and all variable interest entities for which it is the primary beneficiary in accordance with FIN 46R. As a result, the Company consolidated the balance sheets and the results of operations for six of the hotels it has invested in through joint ventures. The Company’s investments in the remaining five joint venture hotels are not consolidated and instead are accounted for under the equity method.
Consolidated Joint Ventures
Operating Hotels
During 2005, the Company formed a joint venture, Gateway Hotel Associates, LLC (“Gateway Hotel Associates”), with DeHoff Development Company to build a 121-room Hilton Garden Inn at Gateway Corporate Park, adjacent to the Akron-Canton Airport in Green, OH, for an estimated cost of $12.3 million. The hotel opened on November 2, 2006. The Company currently owns a 41.7% interest in both Gateway Hotel Associates, which owns the hotel, and Gateway Hotel Associates Lessee, LLC (“Gateway Hotel Lessee”), which leases the hotel from Gateway Hotel Associates. In addition, the Company has made a preferred equity investment of $2.2 million in Gateway Hotel Associates. The Company’s preferred investment bears interest at 30-day LIBOR plus 11% per annum. In December 2005, the joint venture entered into a $7.9 million construction-to-permanent first mortgage loan (See Note 10). Pursuant to FIN 46R, this joint venture is considered to be a VIE and the Company is considered to be the primary beneficiary. Accordingly, the results of operations and the balance sheet of this joint venture are consolidated in the Company’s consolidated financial statements pursuant to FIN 46R and all inter-company accounts are eliminated.
During 2004, the Company formed a joint venture, Winston Kansas City, LP, with U.S. Bancorp Community Development Corporation (“US Banc”) to acquire a historic residential building in Kansas City, MO. The property, which underwent extensive renovations in connection with its conversion into a 123-room Courtyard by Marriott

WINSTON HOTELS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands, except per share amounts)
hotel, opened on April 20, 2006. The joint venture is funding a portion of the development costs with borrowings under a mortgage loan (See Note 10). The Company currently owns a 0.21% interest in Winston Kansas City, LP, which owns the hotel, and a 100% interest in Barclay Holding, which leases the hotel from Winston Kansas City, LP. Excluding a 2% priority payment return on US Banc’s investment, substantially all of the profit or loss generated by the joint venture is allocated to the Company. Pursuant to FIN 46R, this joint venture is considered to be a VIE. The Company receives the majority of the operating results of the joint venture and is therefore the primary beneficiary of this joint venture. Accordingly, the results of operations and the balance sheet of this joint venture are consolidated in the Company’s consolidated financial statements pursuant to FIN 46R and all inter-company accounts are eliminated.
During 2005, the Company entered into a joint venture, New Stanley Associates, LLLP (“Stanley Associates”), with Stanley Holdings, LLC to acquire the Stanley Hotel in Estes Park, CO. The joint venture acquired the Stanley Hotel on August 5, 2005 and simultaneously closed on a $13.0 million first mortgage loan to finance the acquisition (See Note 10). The Company currently owns a 60% interest in both Stanley Associates, which owns the hotel, and New Stanley Associates Lessee, LLC (“Stanley Lessee”), which leases the hotel from Stanley Associates. Pursuant to FIN 46R, these joint ventures are considered to be VIE’s and the Company is considered to be the primary beneficiary. Accordingly, the results of operations and the balance sheet of these joint ventures are consolidated in the Company’s consolidated financial statements pursuant to FIN 46R and all inter-company accounts are eliminated.
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
During 2000, the Company entered into a joint venture, Marsh Landing Hotel Associates, LLC (“Marsh Landing Hotel Associates”), with Marsh Landing Investments, LLC to develop and own hotel properties. The Company currently owns a 49% interest in both Marsh Landing Hotel Associates, which owns the Ponte Vedra, FL Hampton Inn, and Marsh Landing Lessee Company, LLC (“Marsh Landing Lessee”), which leases the hotel from Marsh Landing Hotel Associates. Marsh Landing Investments, LLC owns a 51% interest in each of Marsh Landing Hotel Associates and Marsh Landing Lessee. Marsh Landing Investments, LLC is owned by Mr. Charles M. Winston, Chairman of the Board, and his brother Mr. James H. Winston, a former member of the Board. Pursuant to FIN 46R, these joint ventures are considered to be VIE’s and the Company is considered to be the primary beneficiary. Accordingly, the results of operations and the balance sheets of these joint ventures are consolidated in the Company’s consolidated financial statements pursuant to FIN 46R and all inter-company accounts are eliminated.
During 2003, the Company entered into a joint venture, Chapel Hill Hotel Associates, LLC (“Chapel Hill Hotel Associates”), with Chapel Hill Investments, LLC to develop and own hotel properties. The Company currently owns a 48.78% interest in both Chapel Hill Hotel Associates, which owns the Chapel Hill, NC Courtyard by Marriott (opened September 2004), and Chapel Hill Lessee Company, LLC (“Chapel Hill Lessee”), which leases the Chapel Hill Courtyard by Marriott from Chapel Hill Hotel Associates. Chapel Hill Investments, LLC owns a 51.22% interest in each of Chapel Hill Hotel Associates and Chapel Hill Lessee. The Company has also invested $1.3 million in exchange for a preferred equity interest in Chapel Hill Hotel Associates. The Company’s preferred investment bears interest at 30-day LIBOR plus 5.885%. Chapel Hill Investments, LLC is owned 52% by Charles M. Winston, Chairman of the Board, and his brother James H. Winston, a former member of the Board, collectively, and 48% by three other unaffiliated owners collectively. Pursuant to FIN 46R, these joint ventures are considered to be VIE’s and the Company is considered to be the primary beneficiary. Accordingly, the results of operations and the balance sheet of these joint ventures are consolidated in the Company’s consolidated financial statements pursuant to FIN 46R and all inter-company accounts are eliminated.

WINSTON HOTELS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands, except per share amounts)
The following tables set forth a summary of the balance sheets for the consolidated joint ventures as of December 31, 2006 and 2005 and the statements of operations for the years ended December 31, 2006, 2005 and 2004:

	December 31,	December 31,
	2006	2005

Gateway Hotel Associates, LLC
Assets	$10,105	$2,336
Liabilities	6,460	36

Equity	$3,645	$2,300

Gateway Hotel Lessee, LLC
Assets	$98	$—
Liabilities	228	—

Equity	$(130)	$—

Winston Kansas City, LP
Assets	$23,198	$16,984
Liabilities	14,304	1,887

Equity	$8,894	$15,097

Stanley Associates
Assets	$18,193	$18,192
Liabilities	12,884	13,059

Equity	$5,309	$5,133

Stanley Lessee
Assets	$1,059	$789
Liabilities	386	650

Equity	$673	$139

131 East Redwood (Tenant) LLC
Assets	$1,353	$1,372
Liabilities	550	428

Equity	$803	$944

Marsh Landing Hotel Associates
Assets	$6,542	$6,532
Liabilities	4,713	4,782

Equity	$1,829	$1,750

Marsh Landing Lessee
Assets	$188	$48
Liabilities	171	43

Equity	$17	$5

Chapel Hill Hotel Associates
Assets	$12,967	$13,431
Liabilities	10,192	10,712

Equity	$2,775	$2,719

Chapel Hill Lessee
Assets	$410	$151
Liabilities	271	68

Equity	$139	$83

WINSTON HOTELS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands, except per share amounts)

	2006	2005	2004

Gateway Hotel Associates, LLC
Revenue	$142	$—	$—
Expense	(587)	(14)	—

Net loss	$(445)	$(14)	$—

Gateway Hotel Lessee, LLC
Revenue	$307	$—	$—
Expense	(436)	—	—

Net loss	$(129)	$—	$—

Winston Kansas City, LP
Revenue	$1,049	$—	$—
Expense	(1,761)	—	—

Net loss	$(712)	$—	$—

Stanley Associates
Revenue	$2,205	$852	$—
Expense	(2,029)	(719)	—

Net income	$176	$133	$—

Stanley Lessee
Revenue	$9,675	$3,836	$—
Expense	(9,141)	(3,697)	—

Net income	$534	$139	$—

131 East Redwood (Tenant) LLC
Revenue	$5,392	$1,569	$—
Expense	(5,232)	(1,644)	—

Net income (loss)	$160	$(75)	$—

Marsh Landing Hotel Associates
Revenue	$1,379	$1,247	$1,487
Expense	(842)	(893)	(761)

Net income	$537	$354	$726

Marsh Landing Lessee
Revenue	$3,349	$2,982	$—
Expense	(3,336)	(2,978)	—

Net income	$13	$4	$—

Chapel Hill Hotel Associates
Revenue	$2,249	$1,956	$387
Expense	(1,955)	(1,865)	(757)

Net income (loss)	$294	$91	$(370)

Chapel Hill Lessee
Revenue	$5,346	$4,629	$838
Expense	(4,990)	(4,489)	(896)

Net income (loss)	$356	$140	$(58)

The table above includes the minority interest income of $563, $410 and $255 for the years ended December 31, 2006, 2005 and 2004, respectively. Minority interest in consolidated joint ventures as of December 31, 2006 and 2005 was $6,459 and $6,449, respectively.

WINSTON HOTELS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands, except per share amounts)
Unconsolidated Joint Ventures
Hotel Under Development
During 2006, the Company entered into a joint venture, Jacksonville Hotel Associates, LLC (“Jacksonville Associates”), with Skyline Hotel Investors, LLC (“Skyline”) to develop and own hotel properties. Jacksonville Associates plans to build a 120-room Courtyard by Marriott in Jacksonville, FL for approximately $15.1 million. The total equity investment in Jacksonville Associates is expected to be approximately $5.3 million. Jacksonville Associates expects to fund the remainder of the development costs with borrowings under a mortgage loan. Jacksonville Associates entered into a five-year construction-to-permanent first mortgage loan for $9.4 million, at a variable interest rate of 30-day LIBOR plus 2.6%. Interest is added to the principal balance during construction. Principal and interest payments will start two months after the final disbursement, based on a 25-year amortization schedule. Jacksonville Associates plans to open the hotel in the fourth quarter of 2007. The Company owns a 48% interest in both Jacksonville Hotel Associates, which will own the 120-room Courtyard by Marriott, and Jacksonville Lessee Company, LLC (“Jacksonville Lessee”), which will lease the hotel from Jacksonville Associates. Skyline owns a 52% interest in each of Jacksonville Associates and Jacksonville Lessee. Pursuant to FIN 46R, these joint ventures were not considered to be VIE’s. Therefore, the results of operations and the balance sheet of these joint ventures are not consolidated in the Company’s consolidated financial statements, but instead are accounted for under the equity method of accounting. As of December 31, 2006, total assets and stockholders’ equity of Jacksonville Associates were each approximately $4.6 million. As of December 31, 2006, the Company held equity of approximately $2.5 million in Jacksonville Associates.
Operating Hotels
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
The Charlesbank Venture invested in another hotel through a joint venture (“WNC Project Company LLC”) comprised of Shelton III Hotel Equity LLC, owned by New Castle Hotels LLC (“New Castle”) and the Charlesbank Venture. New Castle owns a 13% interest in WNC Project Company LLC, while the Charlesbank Venture owns 87%, so that the Company has an indirect 13.05% ownership interest in WNC Project Company LLC.
During 2006, the Company formed four joint ventures, which lease the three hotels from WCC Project Company LLC and the one hotel from WNC Project Company LLC. The ownership structure for the lessee joint ventures is the same as the structure for the hotel ownership joint ventures.
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
Under the terms of the operating agreement for each joint venture, the Company and its venture partner each must approve all major decisions, including refinancing or selling the respective hotels, making loans, changes in

WINSTON HOTELS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands, except per share amounts)
partners’ interests, entering into material contracts, purchasing or acquiring assets, and approving operating and capital expenditure budgets. The following tables set forth a summary of the balance sheet and statement of operations, including the Company’s share, related to the Charlesbank Venture as of December 31, 2006 and 2005 and for the years ended December 31, 2006, 2005 and 2004:

As of December 31,	2006	2005

Gross fixed assets	$41,418	$40,791
Accumulated depreciation	(4,860)	(2,912)
Other assets	3,653	4,304

Total assets	40,211	42,183

Miscellaneous liabilities	4,847	4,053
Mortgage loans:
Ten-year loan collateralized by West Des Moines Fairfield Inn and Suites hotel, matures February 2013, with a 20-year amortization period, at an interest rate of 30-day LIBOR plus 3%.	2,760	2,827
Five-year loan collateralized by Houston Springhill Suites hotel, matures October 2009, with a 20-year amortization period, at a fixed rate of 6.57% for $4.8 million of the original note, and a variable interest rate of 30-day LIBOR plus 3.8% for the remaining $4.9 million of the original note.	9,210	9,423
Five-year loan collateralized by West Des Moines Springhill Suites hotel, matures July 2010, with a 20-year amortization period, at an interest rate of 90-day LIBOR plus 3.5%.	4,598	4,704
Five-year loan collateralized by Shelton Courtyard by Marriott hotel, matures February 2007 with two additional one year extensions, interest only, at an interest rate of 30-day LIBOR plus 3.35%.	9,000	9,000

Total liabilities	30,415	30,007

Equity	9,796	12,176

Company’s share of equity	1,534	1,644
Company’s additional basis	145	151

Investment in joint ventures	$1,679	$1,795

Years Ended December 31,	2006	2005	2004

Revenues	$15,874	$16,516	11,198
Hotel department expenses	(4,734)	(4,874)	(3,693)
Management fees	(482)	(762)	(513)
Undistributed and fixed expenses	(9,636)	(9,847)	(7,062)
Gain on sale of hotel	—	6,291	—

Hotel net income (loss)	1,022	7,324	(70)

Charlesbank Venture’s 87% share of net income (loss)	889	6,372	(61)
Corporate charges	(273)	(303)	(250)

Charlesbank Venture net income (loss)	616	6,069	(311)
Winston’s 15% share of Charlesbank Venture net income (loss)	92	910	(47)
Amortization of investment true-up	(6)	(285)	(14)

Equity in income (loss) of unconsolidated joint ventures	$86	$625	$(61)

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
8. NOTES RECEIVABLE
The Company provides mezzanine and first-mortgage financing to third-party owners of hotels. The Company does not hold an ownership interest in any of these hotels. These loan arrangements are considered to be variable interests in the entities that own the hotels, all of which are VIEs. However, the Company is not considered to be the primary beneficiary for any of these VIEs. Therefore, the Company will not consolidate the results of operations of these hotels. The Company does not have any additional lending commitments to these specific VIEs.

WINSTON HOTELS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands, except per share amounts)

Notes receivable as of December 31,	2006	2005

$1.1 million mezzanine loan collateralized by the ownership interest in the entity that owns the Hilton Garden Inn in Atlanta (Sugarloaf) GA; matures December 2006; interest rate of 30-day LIBOR plus 7.36%, with interest-only payments through maturity, with additional interest of 2% of gross monthly revenues until maturity of which 25% is paid currently and 75% is accrued, at maturity Company will receive greater of accrued interest or 15% of the appreciation in value of the hotel, paid off in January 2007.	$1,080	$1,080
$2.4 million mezzanine loan collateralized by the ownership interest in the entity that owns the Sheraton hotel in Atlantic Beach, NC; matures February 2009; interest rate of 60-day LIBOR (with a 2% floor) plus 9%, with interest-only payments through maturity, with additional interest of 2% of outstanding principal balance accruing monthly.	2,400	2,400
$5.5 million mezzanine loan collateralized by the ownership interest in the entity that owns the Residence Inn by Marriott in St. Louis, MO; matures October 2009; interest rate of 30-day LIBOR plus 10.25%, with interest only for the first two years of operations and interest and principal payments thereafter based on a ten year amortization schedule, with additional interest of 3% of outstanding principal balance accruing monthly, prepaid in November 2006.	—	5,500
$6.0 million mezzanine loan collateralized by the ownership interest in the entity that owns the LaPosada de Santa Fe Resort in Santa Fe, NM; matures December 2007; interest rate of 30-day LIBOR plus 9%, with interest only payments until maturity	6,000	6,000
$1.4 million first mortgage loan collateralized by the Comfort Inn in Greenville, SC; matures January 2010; interest rate of prime plus 1.5%, with fixed principal payments of $6 plus interest until maturity (See Note 5).	1,294	1,366
$3.4 million mezzanine loan collateralized by the ownership interest in the entity that owns the Hampton Inn & Suites in Albany, NY; matures August 2011; interest rate of 30-day LIBOR plus 9.41%, with interest only payments until maturity, with additional interest of 4% accruing monthly until maturity.	3,375	3,375
$2.8 million in B-notes purchased for $2.3 million; collateralized by second mortgages on the SpringHill Suites and TownePlace Suites in Boca Raton FL and the TownePlace Suites in Fort Lauderdale, FL; matures September 2011; effective interest rate of 9.3% (and a yield to maturity of 11.7%), interest and principal payments.	2,338	2,329
$2.0 million participation in a $20 million senior bridge loan collateralized by a hotel/condo project in Miami, FL; matures August 2007; interest rate of 11%, with interest only payments until maturity, prepaid in December 2006.	—	2,000
$14.0 million from four mezzanine loans collateralized by senior participation interests in four loans to Walton Street Capital, which owns four Marriott Renaissance hotels; matures October 2008 with two one-year extensions; interest rate of 30-day LIBOR plus 4.5%, with interest only payments until maturity, one of the four loans was prepaid in December 2006 and another was prepaid in January 2007.	11,250	14,000
$2.3 million B-note, of a $12 million total loan amount for a to-be-built 140-room Hilton Garden Inn in Columbia, SC; collateralized by a second mortgage on the hotel project; interest rate of 90-day LIBOR plus 6.12% during the construction period with a 6.00% accrual, and 90-day LIBOR plus 5.87% during year one with a 6.00% accrual and 90-day LIBOR plus 7.87% for years two through five of the permanent loan with a 4.00% accrual; to be funded ratably over the projected construction period.	2,250	—
$1.7 million “B” note for a 122-room Hilton Garden Inn under construction in Tuscaloosa, AL; collateralized by a second mortgage on the hotel project; interest rate of 90-day LIBOR plus 7.63% during the construction period with an incremental 3.29% accrual; thereafter the interest rate is 90-day LIBOR plus 7.43%, with an incremental 3.29% accrual during the first year only; the accrual is due upon maturity, which is five years from the date the property opens to the general public; to be funded ratably over the projected construction period.	1,318	—
$2.2 million five-year “B” note for a 101-room Hampton Inn & Suites under construction in Murfreesboro, TN; interest rate of 30-day LIBOR plus 6.05%, with an additional 3.86% accrual per annum; payments are interest only during construction of the hotel and the first 12 months of hotel operations and thereafter include principal payments based on a 25-year amortization period.	533	—
$20.3 million “B” note as part of a $66 million senior note to fund the $91.5 million refinance and refurbishment of the Lady Luck casino and adjacent hotel; interest at a fixed rate of 12.63% for two years with two one-year extensions, sold February 2007.	20,308	—
$2.2 million mezzanine loan collateralized by the ownership interest in the entity that owns the Homewood Suites in Denver, CO; interest rate of 30-day LIBOR plus 7.50%.	—	—

Total notes receivable	$52,146	$38,050

Total interest receivable and deposit related to notes	$1,759	$1,116

WINSTON HOTELS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands, except per share amounts)
At December 31, 2006 and 2005, 30-day LIBOR was 5.32% and 4.39%, respectively. At December 31, 2006 and 2005, 60-day LIBOR was 5.35% and 4.48%, respectively. At December 31, 2006 and 2005, 90-day LIBOR was 5.36% and 4.54%, respectively. At December 31, 2006 and 2005, the prime interest rate was 8.25% and 7.25%, respectively. Interest income for the year ended December 31, 2006 includes approximately $0.5 million of prepayment fees related to one of the loans paid off in 2006. Interest income for the year ended December 31, 2005 includes approximately $1.6 million related to the four loans that were paid off in 2005, prior to their maturity date, resulting in prepayment and related fees of $0.4 million and $1.2 million in interest and appreciation in the value of the hotels.
During 2007, the Company sold its junior participation interest in the Lady Luck Loan of $20.3 million to the senior participant for a purchase price of approximately $15.2 million (See Note 20). During 2007, the $2.5 million mezzanine loan, collateralized by a senior participation interest in the loan to Walton Street Capital related to the Los Angeles, CA Airport Renaissance hotel and the $1.1 million mezzanine loan collateralized by the ownership interest in the entity that owns the Hilton Garden Inn in Atlanta, GA were paid in full.
During 2007, the Company closed on a $1.2 million “B” note, as part of a total $7.8 million financing, with GE Capital Franchise Finance Corporation (“GE”) providing $6.6 million of senior debt. The note is collateralized by a 104-room Holiday Inn Express under construction in Webster, N.Y., which has an estimated all-in cost of $9.8 million. The construction-to-five-year permanent loan bears interest equal to 90-day LIBOR plus approximately 7.00%, with an additional 3.94% of the original principal balance accruing until the loan is paid in full. The Company is obligated to fund the balance of the “B” note ratably over the projected construction period, which is expected to be completed during the first quarter of 2008.
9. DEFERRED EXPENSES
As of December 31 deferred expenses consisted of:

	2006	2005

Franchise fees	$2,074	$1,787
Debt facility fees	13,060	11,116

	15,134	12,903
Less accumulated amortization	5,644	6,096

Deferred expenses, net	$9,490	$6,807

10. CREDIT FACILITIES AND MORTGAGE LOANS
Credit Facilities
On March 11, 2005, the Company through its wholly owned subsidiary, Winston SPE II, LLC (“SPE II”), entered into a $215 million credit facility (the “GE Line”) with General Electric Capital Corporation (“GECC”). At December 31, 2006, the GE Line provided for revolving loan commitments and letters of credit up to $215 million. The GE Line bears interest at rates from 30-day to 180-day LIBOR (30-day LIBOR and 180-day LIBOR equaled 5.32% and 5.37%, respectively, at December 31, 2006) plus 1.75% to 2.50%, based on the ratio of the underwritten net operating income of the hotels that collateralize the GE Line to the outstanding principal balance of the GE Line. Availability is calculated each quarter on a trailing twelve-month basis based primarily upon the underwritten net operating income of the hotels that collateralize the GE Line divided by 12.5%. At December 31, 2006, the interest rate was based on 30-day LIBOR plus 1.75%. An unused fee of up to 0.25% is also payable quarterly on the unused portion of the GE Line. For the year ended December 31, 2006, the weighted average interest rate for the GE Line was 7.4%. Availability on the GE line at December 31, 2006 was approximately $171.6 million. The GE Line is collateralized by 23 hotels with an aggregate carrying value of $147.1 million. At December 31, 2006 and 2005 the balance under this facility was $1.1 million and $139.7 million, respectively. The GE line expires in October of 2010.
As required by the extension of the GE Line, on September 30, 2005, the Company entered into an interest rate cap agreement to eliminate the exposure to increases in 30-day LIBOR over 6.14% on principal balances up to $215

WINSTON HOTELS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands, except per share amounts)
million outstanding. This interest rate cap agreement terminated on January 1, 2007. To replace the expiring cap for the GE Line, the Company entered into an interest rate cap agreement to eliminate the exposure to increases in 30-day LIBOR over 9.17% on principal balances up to $150 million outstanding. This interest rate cap agreement became effective on January 1, 2007 and terminates on January 4, 2010 (See Note 12).
In October 2004, the Company entered into a $50 million master repurchase agreement with Marathon Structured Finance Fund, L.P. (“Marathon”). In February 2007, the Company terminated this master repurchase agreement. Under the agreement, the Company sold assets to Marathon and agreed to repurchase those assets on a certain date. Prior to April 2006, the Company paid interest to Marathon at 30-day LIBOR plus 4.5% to finance loans made by the Company to acquire existing hotels, and 30-day LIBOR plus 5.5%, plus one percent of the total loan amount as an origination fee, to finance loans made by the Company to develop new hotels or redevelop existing hotels. In April 2006, the Company modified its $50 million master repurchase agreement with Marathon. The modified agreement reduced the interest rates from LIBOR plus 4.5% for loans funding the acquisition of existing hotels to LIBOR plus 2.75%, and from LIBOR plus 5.5% for loans funding the development or redevelopment of hotels to LIBOR plus 3.0%.
Marathon received a security interest in each asset subject to the facility. If the value of an asset financed under the facility decreased, then Marathon could require the Company to deposit eligible assets, either cash, letters of credit, or qualified loans, into a margin account as additional collateral for the facility, or repurchase the asset. Assets could be repurchased by the Company voluntarily at any time. In September 2005, the Company financed three of its existing mezzanine loans and borrowed $7.9 million of funds under this repurchase agreement. In October 2005, the Company borrowed an additional $0.7 million under the repurchase agreement by financing another existing mezzanine loan. In November 2006, the Company paid back all the money borrowed under the facility. At December 31, 2006 and 2005 the balance under this facility was $0 and $8.6 million, respectively.
The Company was required to maintain certain routine covenants during the term of the agreement including, without limitation, providing financial reports to Marathon, maintaining Winston Finance as a special purpose entity, not undertaking a merger or other fundamental transaction without Marathon’s consent, and maintaining the liquidity pledged to Marathon.
In October 2005, the Company entered into a $4.8 million loan facility with Marathon. Borrowings under the loan facility bore interest at a rate of 30-day LIBOR plus 2.25%. The facility was collateralized by two existing mezzanine loans. In December 2005, one of the mezzanine loans and the related portion of the facility were paid off. At December 31, 2005 the balance under this facility was $1.2 million. In November 2006, the Company paid back all the money borrowed under the facility.
In November 2005, the Company entered into an $8.4 million credit facility with Marathon. The facility was collateralized by four existing mezzanine loans with an aggregate carrying value of $14.0 million. Borrowings under the facility bear interest at a rate of 30-day LIBOR plus 2.25% (30-day LIBOR was 5.32% at December 31, 2006). At December 31, 2005, the balance under this facility was $8.4 million. In 2006, one of the mezzanine loans and the related portion of the facility was paid off. Therefore, at December 31, 2006 the balance under this facility was $6.8 million. The term of the facility follows the maturity of the collateralized notes and expires in October of 2008. In January 2007, one of the mezzanine loans for $2.5 million was prepaid and the related portion of the facility, $1.5 million, was also paid off.
Mortgage Loans
In May 2006, the Company borrowed funds under the GE Line to pay off the outstanding balance of $11.3 million on the ten-year loan collateralized by the Evanston Hilton Garden Inn. A prepayment premium and write-off of related deferred expenses of $228 are included in “extinguishment of debt” in the Consolidated Statements of Operations.
In May 2006, the Company entered into a new 10-year $176 million CMBS loan and used part of the proceeds to defease the remaining $61.3 million balance of the Company’s $71 million ten-year 7.375% fixed-rate debt collateralized by real property holdings. In order to accomplish this, the Company purchased $64.5 million of US Government treasury securities (“the Treasury Securities”) sufficient to make the monthly debt service payments and the principal payment due under the loan agreement. The Treasury Securities were then substituted for the real property holdings that originally served as collateral for the loan. As part of the defeasance, the Treasury Securities

WINSTON HOTELS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands, except per share amounts)
and the debt were transferred to an unaffiliated Special Purpose Entity (“SPE”), which became “liable” for all obligations under the original debt. The difference between the amount of securities purchased and the debt paid down, which totaled $3.2 million, was recorded as an “extinguishment of debt” in the Consolidated Statements of Operations, which also includes a $0.5 million write-off of related deferred expenses. The Company’s mortgage loans consisted of the following (carrying values as of December 31, 2006):

As of December 31,	2006	2005

Collateralized by wholly-owned hotels
Ten-year loan with GECC collateralized by 14 hotels, matures December 1, 2008, with a 25-year amortization period, at a fixed interest rate of 7.375%, with interest and principal payments, defeased May 2006 (see above).	$—	$61,957
Ten-year loan with GECC collateralized by the Evanston Hilton Garden Inn hotel, matures August 1, 2011, with a 10-year amortization period, at a variable interest rate of 30-day LIBOR plus 3%, with interest and principal payments, paid off May 2006 (see above).	—	11,344
Sixteen ten-year CMBS loans collateralized by 16 hotels with a carrying value of $146.8 million, at a fixed interest rate of 5.94%, interest only for four years and thereafter require total monthly interest and principal payments on a 30-year amortization period.	176,000	—
Five-year construction-to-permanent first mortgage loan for $12.6 million, collateralized by the Homewood Suites hotel in Princeton, NJ with a carrying value of $16.9 million, opened during November 2006, at a variable interest rate of 90-day LIBOR plus 2.85% during construction with the spread changing to 2.6% thereafter, interest is added to principal during construction, principal and interest payments starting two months after the final disbursement, based on a 25-year amortization period.	9,868	—
Five-year recourse construction-to-permanent first mortgage loan for $9.0 million, collateralized by the Hilton Garden Inn hotel opened during March 2007 in Wilmington, NC with a carrying value of $8.4 million, at a variable interest rate of 30-day LIBOR plus 1.8%, interest added to principal during construction, principal and interest payments starting on May 1, 2008, matures April 1, 2011.	3,156	—
Five-year construction-to-permanent first mortgage loan for $7.0 million, collateralized by the Residence Inn hotel under construction in Roanoke, VA with a carrying value of $2.6 million, at a variable interest rate of 30-day LIBOR plus 1.5%, interest added to principal during construction, principal and interest payments starting after the final disbursement, matures August 1, 2011.	—	—
Collateralized by consolidated joint venture hotels (See Note 7)
Construction loan converted to permanent loan on March 8, 2005, collateralized by the Chapel Hill Courtyard by Marriott hotel with a carrying value of $12.1 million, matures March 8, 2010, with a 20-year amortization period, at a variable interest rate of 30-day LIBOR plus 3.8% converted to a fixed interest rate of 7.51% on March 8, 2005, with interest and principal payments.	8,694	8,907
Ten-year loan with GECC collateralized by the Ponte Vedra Hampton Inn hotel with a carrying value of $6.3 million, matures February 1, 2011, with a 10-year amortization period, at a variable interest rate of 30-day LIBOR plus 3%, with interest and principal payments.	4,659	4,751
Five-year loan collateralized by the Stanley hotel with a carrying value of $16.7 million, matures August 11, 2010, with a 10-year amortization period, at a fixed interest rate of 6.19%, with interest and principal payments.	12,696	12,915
Five-year first mortgage loan for $10.9 million, collateralized by the Courtyard by Marriott hotel in Kansas City, MO with a carrying value of $23.5 million, at a variable interest rate of 90-day LIBOR plus 3.50% (reduced to 1.75% on October 31, 2006), principal and interest payments based on a 20-year amortization period.	10,879	—
Five-year construction-to-permanent first mortgage loan for $7.9 million, collateralized by the Hilton Garden Inn hotel in Akron, OH with a carrying value of $9.8 million, at a variable interest rate of 90-day LIBOR plus 3.0%, interest added to principal during construction, principal and interest payments starting two months after the final disbursement, based on a 20-year amortization schedule.	5,742	—

Total	$231,694	$99,874

WINSTON HOTELS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands, except per share amounts)
At December 31, 2006 and 2005 30-day LIBOR was 5.32% and 4.39%, respectively. At December 31, 2006 and 2005 90-day LIBOR was 5.36% and 4.54%, respectively. The combined aggregate maturities of mortgage loans for 2007 through 2011 and thereafter, in millions, are approximately $19.6, $0.9, $1.0, $21.3, $16.0 and $172.9. Construction-to-permanent notes will not have final payment schedules until they become permanent. The maturities noted above show the expected maturity date for these notes to be the year that the construction note is expected to convert to the permanent note.
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
The components of income tax expense (benefit) before allocation to minority interest are as follows:

Years ended December 31,	2006	2005	2004

Federal — deferred	$1,193	$495	$(1,970)
State — deferred	(28)	(112)	(232)
State — current	309	170	—

Income tax expense (benefit)	$1,474	$553	$(2,202)
Income tax benefit related to discontinued operations	301	64	932

Income tax expense (benefit) related to continuing operations	$1,775	$617	$(1,270)

The tax expense (benefit) was calculated using an effective tax rate of 38% applied to the net income (loss) of Barclay. The Company believes that Barclay will generate sufficient future taxable income to realize its deferred tax asset. A valuation allowance of $49 has been recorded as of December 31, 2006 for capital losses in connection with the disposition of Windsor Lessee. As of December 31, 2006, the Company had net operating losses totaling $16.6 million for federal income tax purposes and $20.8 million for state income tax purposes with expiration dates generally through 2024. The components of the deferred tax asset are as follows:

December 31,	2006	2005

Net operating loss	$6,473	$7,090
Amortization of lease acquisition cost	3,832	4,472
Valuation allowance for capital loss carry forward	(49)	(49)
Other	111	(42)

Deferred tax asset	$10,367	$11,471

WINSTON HOTELS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands, except per share amounts)
Reconciliations of the Company’s statutory federal income tax rate of 34% to the effective tax rate are as follows:

Years ended December 31,	2006	2005	2004

Statutory federal income tax expense	$11,913	$1,939	$5,124
State tax expense, net of federal benefit	1,402	228	603
Other income tax expense (benefit)	765	393	(69)
Non-taxable REIT income tax benefit	(12,606)	(2,007)	(7,860)
Income tax expense (benefit)	$1,474	$553	$(2,202)

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
As required by the extension of the GE Line, during 2005, the Company, through SPE II, entered into an interest rate cap agreement to eliminate the exposure to increases in 30-day LIBOR (30-day LIBOR was 5.32% at December 31, 2006) over 6.14% on principal balances up to $215 million outstanding. This interest rate cap agreement terminates on January 1, 2007. The fair market value of the interest rate cap agreement on the date of execution was $12, which was recorded to interest expense at that time. Accordingly all changes in fair value are recorded through the statement of operations. At December 31, 2006, the fair value was $0. To replace the expiring cap for the GE Line, the Company entered into an interest rate cap agreement to eliminate the exposure to increases in 30-day LIBOR over 9.17% on principal balances up to $150 million outstanding. This interest rate cap agreement becomes effective on January 1, 2007 and terminates on January 4, 2010. The fair market value of the interest rate cap agreement on the date of execution was $10, which was recorded to interest expense at that time. Accordingly all changes in fair value are recorded through the statement of operations. At December 31, 2006 the fair value was $1. Future changes in the fair market value will be recorded through the statement of operations.
13. CAPITAL STOCK
In August 2006, the Company completed a common stock offering, selling 2.4 million shares to the public, which generated net cash proceeds totaling $26.4 million. The Company used the proceeds to reduce its outstanding balance under the GE Line. The Company has on file with the SEC a shelf registration statement under which common stock, preferred stock and debt securities are registered for issuance by the Company. The Company’s ability to raise capital through the sale of stock is dependent upon market conditions.
In February 2004, the Company completed the issuance of 3.68 million shares of its 8.00% Series B Cumulative Preferred Stock. The net proceeds raised totaled approximately $88.8 million, approximately $76.1 million of which was used to fully redeem the Company’s then outstanding 3.0 million shares of 9.25% Series A Cumulative Preferred Stock plus accrued dividends. The Company used the remaining proceeds of approximately $12.7 million

WINSTON HOTELS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands, except per share amounts)
to pay down its line of credit. The costs capitalized as part of the issuance of the Series A Cumulative Preferred Stock in September 1997 totaled approximately $1.7 million as of February 2004 and were recorded as a reduction in net income (loss) available to common shareholders in the first quarter of 2004.
For the years ended December 31, 2006, 2005 and 2004, dividends paid to shareholders have consisted of ordinary income, or un-recaptured Section 1250 gain. During 2006, 2005 and 2004, the Company declared and paid quarterly cash dividends of $0.15 per common share. The common dividends for the year ended December 31, 2006 were reported for tax purposes as 78% ordinary income and 22% un-recaptured Section 1250 gain. All of the common dividends for the years ended December 31, 2005 and 2004 were reported for tax purposes as 100% ordinary income.
During 2006 and 2005, the Company declared and paid quarterly cash dividends of $0.50 per Series B cumulative preferred stock. During the first quarter of 2004, the Company declared cash dividends of $0.353 per Series A preferred share for the period from January 1, 2004 through February 24, 2004 and $0.20 per Series B preferred share for the period from February 24, 2004 (the issuance date of the new Series B cumulative preferred stock) through March 31, 2004. The preferred dividends for the year ended December 31, 2006 were reported for tax purposes as 78% ordinary income and 22% un-recaptured Section 1250 gain. All of the preferred dividends for the years ended December 31, 2005 and 2004 were reported for tax purposes as 100% ordinary income.
Pursuant to the Partnership Agreement of the Partnership, the holders of limited partnership units have certain redemption rights (the “Redemption Rights”), which enable them to cause the Partnership to redeem their units in the Partnership in exchange for shares of common stock on a one-for-one basis or, at the option of the Company, for an equivalent amount of cash. The number of shares issuable upon exercise of the Redemption Rights will be adjusted upon the occurrence of stock splits, mergers, consolidations or similar pro-rata share transactions, which otherwise would have the effect of diluting the ownership interests of the limited partners or the shareholders of the Company. As of December 31, 2006, the total number of partnership units outstanding and subject to redemption was 1,298,480.
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

WINSTON HOTELS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands, except per share amounts)

	2006	2005	2004

Income from continuing operations	$12,879	$15,142	$13,706
Less: preferred stock distributions	(7,360)	(7,360)	(7,315)
Less: loss on redemption of Series A preferred stock	—	—	(1,720)

Income from continuing operations available to common shareholders	$5,519	$7,782	$4,671

Income (loss) from discontinued operations	$19,520	$(9,525)	$3,177

Loss from cumulative effect of changes in accounting principles	$—	$(364)	$—

Net income (loss) available to common shareholders	25,039	(2,107)	7,848
Plus: income from continuing operations allocated to minority interest	252	382	232
Plus: income (loss) from discontinued operations allocated to minority interest	914	(468)	154
Plus: loss from cumulative effect of changes in accounting principles allocated to minority interest	—	18	—

Net income (loss) available to common shareholders assuming dilution	$26,205	$(2,175)	$8,234

Weighted average number of common shares basic	27,475	26,302	26,224
Minority interest units with redemption rights	1,298	1,298	1,298
Stock options and unvested stock grants	170	80	33

Weighted average number of common shares assuming dilution	28,943	27,680	27,555

Earnings per share — basic and diluted
Income from continuing operations available to common shareholders	$0.20	$0.29	$0.18
Income (loss) from discontinued operations	$0.71	$(0.36)	$0.12
Loss from cumulative effect of changes in accounting principles	$—	$(0.01)	$—

Net income (loss) available to common shareholders	$0.91	$(0.08)	$0.30

15. STOCK INCENTIVE PLAN
The Winston Hotels, Inc. Stock Incentive Plan (the “Plan”) permits the grant of incentive or nonqualified stock options, stock appreciation rights, stock awards and performance shares to eligible participants. As of December 31, 2006, the Plan had 1,477,144 shares available for future issuance. Stock options and stock awards are granted upon approval of the Compensation Committee of the Board and generally are subject to vesting over a period of four years.
In December 2004, the FASB issued SFAS No. 123R, “Share-Based Payment” (“SFAS 123R”), which revises SFAS No. 123, “Accounting for Stock-Based Compensation” and supersedes APB Opinion No. 25, “Accounting for Stock Issued to Employees”. The key requirement of SFAS 123R is that the cost of share-based awards to employees will be measured based on an award’s fair value at the grant date, with such cost to be amortized over the appropriate service period, net of estimated forfeitures. Previously, entities could elect to continue accounting for such awards at their grant date intrinsic value under APB Opinion No. 25, and the Company made that election. The intrinsic value method resulted in the Company recording no compensation expense for stock options granted to employees. The Company adopted SFAS 123R as of January 1, 2006 using the modified prospective method. The adoption of SFAS No. 123R did not have an impact on the Company’s income, earnings per share or presentation of cash flows. The Company’s Consolidated Statement of Shareholders’ Equity and the equity section of the

WINSTON HOTELS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands, except per share amounts)
Company’s Consolidated Balance Sheet were impacted by the reclassification of unearned compensation required by SFAS No. 123R.
Options
No options have been granted since 2000 and all options granted prior to that date were vested by the year ended December 31, 2004. The exercise price of incentive stock options is generally the market price of the Company’s common stock on the date of grant. The following table summarizes information about the stock options outstanding at December 31, 2006:

Exercise Price	Options Outstanding	Options Exercisable	Remaining Contractual Life

$ 9.38	10,000	10,000	Expire on April 18, 2009
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

Years Ended December 31,	2006		2005		2004
		Weighted		Weighted		Weighted
		Average		Average		Average
		Exercise		Exercise		Exercise
	Shares	Price	Shares	Price	Shares	Price

Outstanding at beginning of year	100,000	$11.18	152,000	$11.20	795,000	$11.07
Forfeited	(90,000)	$11.38	(52,000)	$11.24	(643,000)	$11.04

Outstanding at end of year	10,000	$9.38	100,000	$11.18	152,000	$11.20

Options exercisable at year-end	10,000		100,000		152,000

Since all options granted vested by the year ended December 31, 2004, there would have been no effect on 2006 or 2005 earnings if the fair value method had been applied. The following table illustrates the effect on our net income and earnings per share if the fair value method had been applied to all outstanding and nonvested awards for the year ended December 31, 2004:

Net income available to common shareholders, as reported	$7,848
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards	1

Pro forma net income available to common shareholders	7,847
Earnings per share:
Basic and diluted – as reported	$0.30
Basic and diluted – pro forma	$0.30

Share Awards
The Plan allows the Company to grant shares of restricted common stock to executives and employees. Long-term incentives for executive compensation, which generally take the form of restricted stock awards, are provided primarily pursuant to the Plan, which is administered by the Compensation Committee. Awards of restricted stock under the Plan are based on comparisons to incentives offered among a peer group of REITs. The restricted shares generally vest 20% immediately and 20% on the anniversary of the grant date over each of the next four years. Compensation expense, which is based on the closing sale price for the Company’s common stock on the grant date, is recognized over the applicable vesting period, with corresponding increases in common stock and additional paid-in capital. As a result of the adoption of SFAS No. 123R, on a prospective basis, the Company will not show unearned restricted shares as a negative component of shareholders’ equity; rather, such amounts will be included in the determination of common stock and additional paid-in capital presented in the Consolidated Balance Sheets. A summary of the status of unearned restricted shares under the Plan as of December 31, 2006 and changes during the year ended are presented below:

WINSTON HOTELS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands, except per share amounts)

	Number of	Weighted Average
	Shares	Grant-Date Fair Value	Grant-Date
	(in thousands)	Per Share	Fair Value

Non-vested at December 31, 2003	68	$8.35	$568
Granted	127	$10.50	$1,333
Vested	(73)	$9.73	$(710)
Forfeited	(11)	$9.45	$(104)
Non-vested at December 31, 2004	111	$9.79	$1,087
Granted	117	$11.23	$1,314
Vested	(92)	$10.29	$(947)
Forfeited	—	$—	$—
Non-vested at December 31, 2005	136	$10.69	$1,454
Granted	293	$9.75	$2,856
Vested	(172)	$9.95	$(1,712)
Forfeited	(11)	$10.36	$(114)

Non-vested at December 31, 2006	246	$10.10	$2,484

Shares granted for the years ended December 31, 2006, 2005 and 2004 vested 20% immediately and 20% on the anniversary of the grant date over each of the next four years, contingent on service. During 2006, 2005 and 2004, the Company’s compensation costs under the stock-based compensation plan were $1.7 million, $0.9 million and $0.7 million, respectively. Of these compensation costs, approximately $293, $107 and $37, were capitalized for 2006, 2005 and 2004, respectively, as investment in hotel properties in accordance with the provisions of FASB 67 “Accounting for Costs and Initial Rental Operations of Real Estate Projects”. At December 31, 2006, there was $2,484 of total unrecognized compensation cost related to nonvested stock-based compensation plan awards, which is expected to be recognized over a weighted-average period of approximately 2 years. Several key employees have the option to defer ownership of, and tax obligations on the value of, the stock until a future date. In doing so, the Company retains ownership of the common stock for the benefit of the employee, and records treasury stock with an offsetting liability to the recipient, since the Company’s obligation can only be settled through the issuance of common stock. Both of these accounts offset each other within the Company’s shareholders’ equity. The total cost value of the shares deferred totaled $5.9 million and $3.2 million as of December 31, 2006 and 2005, respectively.
The Company also has a non-qualified deferred compensation program for several key employees and has related assets of the same amount held in trust. The Company has recorded these assets and liabilities at their fair value in prepaid expenses and other assets and accounts payable and accrued expenses, respectively, in the consolidated financial statements. These assets are the property of the Company and hence subject to the claims of general creditors. The Company intends to utilize these assets to fund its deferred compensation obligations. The total fair value of the deferred compensation totaled $2.8 million and $2.3 million as of December 31, 2006 and 2005, respectively.
16. FAIR VALUE OF FINANCIAL INSTRUMENTS
The carrying amounts of cash, cash equivalents, notes receivables and short-term obligations approximate fair value due to the short maturities of these instruments. The carrying amount and fair value of derivatives is discussed in Note 12. The carrying amount of the Company’s variable rate debt approximates fair value due to the change in the interest rates. The carrying amount of the Company’s fixed rate debt was $197.4 million and $83.8 million at December 31, 2006 and 2005, respectively. The estimated fair value of this debt, as obtained from quoted market prices for the same or similar issues, was $197.3 million and $84.7 million at December 31, 2006 and 2005, respectively.
17. SEGMENT REPORTING
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

WINSTON HOTELS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands, except per share amounts)
The Company does not allocate certain corporate-level accounts to its operating segments, including corporate general and administrative expenses, interest and other income unrelated to notes receivable and minority interest in the Partnership. Aside from the Company’s portfolio of notes receivable and related interest receivable, all assets of the Company relate to the Hotel Ownership segment. In addition, all capital expenditures incurred by the Company relate to the Hotel Ownership segment. Financial information related to the Company’s reportable segments for the years ended December 31, 2006, 2005 and 2004 was as follows:

Year ended December 31, 2006:
	Hotel	Hotel
	Ownership	Financing	Corporate	Consolidated
Operating revenues	$175,392	$—	$—	$175,392
Operating expenses	(113,088)	(2)	(11,341)	(124,431)
Depreciation and amortization	(22,758)	—	—	(22,758)
Extinguishment of debt	—	—	(3,961)	(3,961)
Interest and other income	—	8,000	694	8,694
Interest expense	(13,091)	(4,462)	—	(17,553)

Income (loss) before allocation to minority interest in Partnership, allocation to minority interest in consolidated joint ventures, income taxes, and equity in income of unconsolidated joint ventures	26,455	3,536	(14,608)	15,383
Income allocation to minority interest in Partnership	—	—	(252)	(252)
Income allocation to minority interest in consolidated joint ventures	(563)	—	—	(563)
Income tax expense	(1,775)	—	—	(1,775)
Equity in income of unconsolidated joint ventures	86	—	—	86

Income (loss) from continuing operations	$24,203	$3,536	$(14,860)	$12,879

Income from discontinued operations				19,520

Net income				$32,399

Total assets	$486,304	$53,905	$—	$540,209

Year ended December 31, 2005:
	Hotel	Hotel
	Ownership	Financing	Corporate	Consolidated
Operating revenues	$134,529	$—	$—	$134,529
Operating expenses	(88,341)	(13)	(7,930)	(96,284)
Depreciation and amortization	(17,731)	—	—	(17,731)
Interest and other income	—	6,648	397	7,045
Interest expense	(9,615)	(2,018)	—	(11,633)

Income (loss) before allocation to minority interest in Partnership, allocation to minority interest in consolidated joint ventures, income taxes, and equity in income of unconsolidated joint ventures	18,842	4,617	(7,533)	15,926
Income allocation to minority interest in Partnership	—	—	(382)	(382)
Income allocation to minority interest in consolidated joint ventures	(410)	—	—	(410)
Income tax expense	(617)	—	—	(617)
Equity in income of unconsolidated joint ventures	625	—	—	625

Income (loss) from continuing operations	$18,440	$4,617	$(7,915)	$15,142

Loss from discontinued operations				(9,525)
Cumulative effect of change in accounting principle — net				(364)

Net income				$5,253

Total assets	$488,527	$39,166	$—	$527,693

WINSTON HOTELS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands, except per share amounts)

Year ended December 31, 2004:
	Hotel	Hotel
	Ownership	Financing	Corporate	Consolidated
Operating revenues	$114,058	$—	$—	$114,058
Operating expenses	(73,835)	(60)	(6,798)	(80,693)
Depreciation and amortization	(15,420)	—	—	(15,420)
Interest and other income	—	1,923	273	2,196
Interest expense	(6,703)	(454)	—	(7,157)

Income (loss) before allocation to minority interest in Partnership, allocation to minority interest in consolidated joint ventures, income taxes, and equity in loss of unconsolidated joint ventures	18,100	1,409	(6,525)	12,984
Income allocation to minority interest in Partnership	—	—	(232)	(232)
Income allocation to minority interest in consolidated joint ventures	(255)	—	—	(255)
Income tax benefit	1,270	—	—	1,270
Equity in loss of unconsolidated joint ventures	(61)	—	—	(61)

Income (loss) from continuing operations	$19,054	$1,409	$(6,757)	$13,706

Income from discontinued operations				3,177

Net income				$16,883

Total assets	$392,378	$32,002	$—	$424,380

18. COMMITMENTS AND CONTINGENCIES
Franchise Agreements
Of the 53 hotels in which the Company holds an ownership interest, 52 are operated under franchises from nationally recognized franchisors including Marriott International, Inc., Hilton Hotels Corporation, Intercontinental Hotels Group PLC, (formerly Six Continents PLC) and Choice Hotels International. The Company anticipates that most of the additional hotel properties in which it invests will be operated under franchise licenses. Franchisors provide a variety of benefits for franchisees including national advertising, publicity and other marketing programs designed to increase brand awareness, training of personnel, continuous review of quality standards and centralized reservation systems.
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
The franchise agreements provide for termination at the franchisor’s option upon the occurrence of certain events, including the Company’s failure to pay royalties and fees or perform its other covenants under the franchise agreement, bankruptcy, abandonment of the franchise, commission of a felony, assignment of the franchise without the consent of the franchisor, or failure to comply with applicable law or maintain applicable standards in the operation and condition of the relevant hotel. The franchise agreements will not renew automatically upon expiration. The 52 hotels’ franchise licenses, including eight joint venture hotels, will expire as follows:

WINSTON HOTELS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands, except per share amounts)

Year of Expiration	Number of Hotels	Year of Expiration	Number of Hotels
2007	2	2018	3
2008	2	2019	6
2009	2	2020	1
2010	1	2022	3
2011	2	2023	1
2012	2	2024	4
2013	5	2025	1
2014	1	2026	1
2015	1	2027	1
2016	2	2031	1
2017	10

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
The Company’s franchisors periodically inspect the Company’s hotels to ensure that they meet certain brand standards primarily pertaining to the condition of the property and its guest service scores. As of December 31, 2006, the Company was in default at four hotels for product improvement issues and/or low guest service scores. The Company is currently in the process of curing these deficiencies to comply with the respective franchisor’s standards, and although the Company expects to cure these defaults and obtain an acceptable rating for each of these hotels, it can provide no assurance that an acceptable rating will be received for these hotels. The failure by the Company to cure defaults at multiple properties and the potential subsequent terminations of franchise agreements by its franchisors related to these defaults could have a material adverse effect on the Company’s financial statements and/or results of operations.
Operating Leases
The Company leases its corporate office under a non-cancelable operating lease. Under the terms of the lease, the Company makes lease payments through May 2010. These operating lease commitments for 2007 through 2010 are $394, $404, $414 and $174. Gross rental expense for the years ended December 31, 2006, 2005 and 2004 was $320, $320 and $302, respectively. The Company subleases some of the corporate office space. Sublease income offsetting the gross rental expense for the years ended December 31, 2006, 2005 and 2004 was $102, $122 and $129, respectively.
For one of the hotels, the Company leases the land under an operating lease, which expires on December 31, 2062. Expenses incurred for the years ended December 31, 2006, 2005 and 2004 related to this land lease totaled $423, $387 and $253, respectively. Minimum future rental payments for 2007 through 2011 are $110 with $5,610 due thereafter.
Third Party Lessees
Between July 2002 and December 2004, the Company acquired all of the third party leases for its wholly owned hotels. Under the terms of the percentage leases, the Company’s third party lessees were obligated to pay the Company the greater of base rents or percentage rents. The Company earned minimum base rents of $424 for the year ended December 31, 2004. The percentage rents were based on percentages of gross room revenue and certain food and beverage revenues of the lessees. Pursuant to the percentage leases, the Company is obligated to pay 5% of room revenues (7% of gross room, food and beverage revenues from one of its full-service hotels) to fund periodic improvements to the buildings and grounds, and the periodic replacement and refurbishment of furniture, fixtures and equipment. This obligation is cumulative, in that any capital expenditures made in one year in excess of the required limit shall serve as a credit for future years and vice-versa.

WINSTON HOTELS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands, except per share amounts)
Distributions
The Company operates in a manner intended to enable it to qualify as a REIT under the Internal Revenue Code. A REIT which distributes at least 90% of its taxable income to its shareholders each year and which meets certain other conditions is not taxed on that portion of its taxable income that is distributed to its shareholders. Based on the Company’s 2005 taxable income to shareholders, the Company was required to distribute approximately $24.7 million in order to maintain its REIT status as described above. We distributed approximately $16.8 million to common shareholders and $7.4 million to preferred shareholders, which exceeded our required distributions.
Asset Retirement Obligations
In December 31, 2005, the Company adopted FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations,” (“FIN 47”) an interpretation of SFAS No. 143, “Accounting for Asset Retirement Obligations” (“SFAS 143”). The interpretation clarifies that a legal obligation to perform an asset retirement activity that is conditional on a future event is within the scope of SFAS 143. Accordingly, an entity is required to recognize a liability for the fair value of an asset retirement obligation (“ARO”) that is conditional on a future event if the liability’s fair value can be reasonably estimated. The interpretation also provides additional guidance for evaluating whether sufficient information is available to make a reasonable estimate of the fair value.
FIN 47 clarifies that future expenses to remove environmental contaminates, including asbestos-containing materials (“ACMs”) from buildings should be estimated and accrued as a liability at the time of acquisition with an offset to increase the cost of the associated structure. The Company currently owns four hotels in which ACMs were identified. The ACMs are appropriately managed, in accordance with current environmental laws and regulations. As such, if the ACMs pose a threat to human health or if construction, renovation, remodeling, or demolition occurs, it is the Company’s practice to remediate the ACMs. As a result of adopting FIN 47, the Company recorded AROs totaling $654 and increased by $272 the net value of its recorded assets to recognize the associated conditional retirement obligation of removing the ACMs. The Company used an expected cash flow approach to measure these obligations. The retirement liability is accreted through interest expense to the estimated payouts that would be made in the future if settlement of the liability were to occur. The increased asset value is depreciated following the Company’s policy for the hotel. Previously, the Company did not accrue any retirement liability for the expected retirement costs on these hotels due to the uncertainty associated with the timing and amount of payment. The cumulative effect of initial adoption of this interpretation was $364 (net of allocation to minority interest of $18), which is included in cumulative effect of change in accounting principle on the Consolidated Statements of Operations for the year ended December 31, 2005. If the Company had adopted FIN 47 on January 1, 2004, the asset retirement obligation would have been the following on a pro forma basis:

Asset retirement obligation as of January 1, 2004	$586
Accretion expense	33

Asset retirement obligation as of December 31, 2004	619
Accretion expense	35

Asset retirement obligation as of December 31, 2005	654
Accretion expense	234
Sale of hotel and right off of related asset retirement obligation	(453)
Additional asset retirement obligation	319

Asset retirement obligation as of December 31, 2006	$754

If the Company had adopted FIN 47 on January 1, 2004, net income (loss) and the respective per share amounts would have been the following on a pro forma basis for the years ended December 31:

WINSTON HOTELS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands, except per share amounts)

	2005	2004

Net income (loss) available to common shareholders, as reported	$(2,107)	$7,848
Add: Cumulative effect of change in accounting principle — net	364	—
Deduct: Accretion expense	(35)	(33)
Deduct: Depreciation expense	(13)	(13)

Pro forma net income (loss) available to common shareholders	$(1,791)	$7,802
Earnings (loss) per share:
Basic and diluted – as reported	$(0.08)	$0.30
Basic and diluted – pro forma	$(0.07)	$0.30

The pro forma amounts were measured using the same information, assumptions and interest rates used to measure the liability for conditional asset retirement obligations recognized upon adoption of FIN 47.
19. QUARTERLY FINANCIAL DATA (UNAUDITED)
Summarized unaudited quarterly results of operations for the years ended December 31 are as follows:

2006	First	Second	Third	Fourth

Total operating revenue	$38,476	$46,162	$46,630	$44,124
Operating income	4,238	9,386	9,180	5,399
Income from continuing operations	1,422	1,261	5,908	4,288
Income from discontinued operations	4,858	4,305	7,371	2,986
Net income	6,280	5,566	13,279	7,274
Preferred stock distributions	(1,840)	(1,840)	(1,840)	(1,840)
Net income available to common shareholders	4,440	3,726	11,439	5,434
Weighted average number of common shares	26,418	26,479	27,500	29,037
Weighted average number of common shares assuming dilution	26,418	26,479	28,928	30,484
Basic and diluted earnings per common share:
Income from continuing operations	(0.02)	(0.02)	0.15	0.08
Income from discontinued operations	0.19	0.16	0.26	0.11
Net income available to common shareholders	$0.17	$0.14	$0.41	$0.19

2005	First	Second	Third (a)	Fourth

Total operating revenue	$29,631	$34,269	$34,955	$35,674
Operating income	3,807	6,308	5,991	4,408
Income from continuing operations	2,774	4,619	4,581	3,168
Income (loss) from discontinued operations	204	1,157	(11,489)	603
Net income (loss)	2,978	5,776	(6,908)	3,407
Preferred stock distributions	(1,840)	(1,840)	(1,840)	(1,840)
Net income (loss) available to common shareholders	1,138	3,936	(8,748)	1,567
Weighted average number of common shares	26,283	26,298	26,314	26,314
Weighted average number of common shares assuming dilution	27,601	27,611	27,620	27,654
Basic and diluted earnings per common share:
Income from continuing operations	0.04	0.11	0.10	0.05
Income (loss) from discontinued operations	0.00	0.04	(0.43)	0.02
Cumulative effect of change in accounting principle — net	—	—	—	(0.01)
Net income (loss) available to common shareholders	$0.04	$0.15	$(0.33)	$0.06

The inclusion of additional hotels in discontinued operations as of December 31, 2006 resulted in certain reclassifications to the financial statement amounts for the individual quarters during 2006 and 2005.
(a)	During the third quarter of 2005, the Company recorded a $12.4 million (net of allocation to minority interest) impairment charge relating to two hotels held for sale (See Note 5).

WINSTON HOTELS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands, except per share amounts)
20. SUBSEQUENT EVENTS
Merger Agreement. On February 21, 2007, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Wilbur Acquisition Holding Company, LLC, (“Parent”) and Wilbur Acquisition, Inc., a wholly-owned subsidiary of Parent (“MergerCo” and, together with Parent, the “Buyer Parties”). Parent is held by affiliates of Och-Ziff Real Estate and Norge Churchill, Inc.
Pursuant to the Merger Agreement, at closing (i) MergerCo will merge with and into the Company, with the Company continuing as the surviving entity (the “Merger”), and (ii) Parent will purchase one hundred (100) common units of partnership interest in the Partnership for a purchase price of one hundred dollars ($100.00), whereby Parent will become a limited partner of the Partnership. Through the Company, Parent will serve as the general partner of the Partnership following completion of the Merger. Under the terms of the Merger Agreement, at the effective time of the Merger (the “Effective Time”):
1)	each share of MergerCo common stock issued and outstanding immediately prior to the Effective Time will be converted into one validly issued, fully paid and non-assessable share of the Company’s common stock; and

2)	each share of the Company’s common stock that is issued and outstanding immediately prior to the Effective Time (other than shares owned by the Company, the Buyer Parties and their respective subsidiaries) will be converted into, and canceled in exchange for, the right to receive an amount in cash to be paid by Parent equal to $14.10 (the “Common Share Merger Consideration”); and

3)	each share of the Company’s 8.00% Series B Cumulative Preferred Stock (“Series B Preferred Stock”) that is issued and outstanding immediately prior to the Effective Time will remain outstanding as a share of Series B Preferred Stock of the surviving entity; and

4)	each partnership interest in the Partnership that is not specifically designated as a Series B Preferred Unit issued and outstanding immediately prior to the Effective Time will be converted into, and cancelled in exchange for, the right to receive an amount in cash equal to the Common Share Merger Consideration, multiplied by the Conversion Factor (as defined in the Amended and Restated Agreement of Limited Partnership of the Partnership), which as of the date hereof is one.
The Merger Agreement and related transactions were unanimously approved by the Board of Directors of the Company, upon the recommendation of a special committee comprised of its independent directors (“Special Committee”). Each of the Board of Directors of the Company and the Special Committee has recommended the adoption and approval of the Merger Agreement, the Merger and related transactions contemplated by the Merger Agreement by the Company’s common shareholders. Holders of the Company’s common stock will be asked to vote on the Merger and related transactions at a special meeting that will be held on a date to be announced. The Merger is subject to various closing conditions, including, among other things, the requisite approval of the Merger by the affirmative vote of holders of at least a majority of the outstanding shares of the Company’s common stock at the record date, the absence of a material adverse effect on the Company, the delivery of a tax opinion relating to the Company’s REIT tax status, the execution by the Company and the other limited partners of the Partnership of an amended partnership agreement, the receipt of certain third party consents, the repayment of all outstanding debt under the Company’s line of credit, the absence of any injunction issued by any governmental body preventing the consummation of the Merger and the continued accuracy at the closing of the Merger of the Company’s representations and warranties made in the Merger Agreement. The Merger is expected to close in the second quarter of 2007, pending shareholder approval and other customary closing conditions.
Pursuant to the Merger Agreement, the Company has agreed to certain restrictions on its operating activities without Parent’s prior consent while subject to the Merger Agreement, including, among other things, that the Company will not (i) place or originate any new loans under its Hotel Financing segment, (ii) sell or acquire any properties that were not subject to existing definitive agreements for their purchase or sale as of the date of the Merger Agreement, (iii) enter into any new franchise agreements, ground leases or other material contracts or terminate any existing franchise agreements, ground leases or other material contracts, (iv) settle any material legal proceedings, (v) commence development activities on its current hotels, (vi) make any payments in respect of the Company’s debt, other than scheduled interest and amortization payments, (vii) make any commitment with respect to any capital

WINSTON HOTELS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands, except per share amounts)
expenditure individually in excess of $250 or in the aggregate in excess of $500, other than in accordance with a previously provided budget and (viii) mortgage or otherwise encumber any of the Company’s properties or assets.
While subject to the Merger Agreement, the Company is not permitted to pay any dividends on its common stock or make any other distribution, payable in cash, stock, property or otherwise, except for payment of required quarterly dividends with respect to outstanding shares of the Series B Preferred Stock in accordance with the terms thereof as in effect on the date of the Merger Agreement. Pursuant to the Merger Agreement following the completion of the Merger, the Company and the Buyer Parties are obligated to use their reasonable best efforts to cause the Company’s common and Series B Preferred Stock to be delisted from the New York Stock Exchange and deregistered under the Exchange Act so that they will no longer be publicly traded.
The Merger Agreement contains certain termination rights for Parent and the Company and further provides that, upon termination of the Merger Agreement under specified circumstances, the Company will be required to pay Parent a termination fee of $11.0 million and reimburse transaction expenses incurred by Parent in an amount not to exceed $9.0 million.
On March 8, 2007, the Company received an unsolicited offer from Inland American Real Estate Trust, Inc. (“Inland”) to acquire all of the outstanding common stock of the Company for $15.00 per share, together with all of the common units of the Partnership for $15.00 per unit. The offer contemplates an acquisition of the Company, and is subject to certain terms and conditions, including the negotiation of a definitive merger agreement and completion of due diligence by Inland. On March 9, 2007, after consultation with its outside legal and financial advisors, the Special Committee determined that (i) failing to consider Inland’s offer would be inconsistent with its fiduciary obligations to the Company’s shareholders and (ii) Inland’s proposal is reasonably likely to lead to a “Superior Proposal” (as defined in the Merger Agreement). Accordingly, on March 13, 2007, the Company entered into a confidentiality agreement with Inland for the purpose of furnishing information to, and commencing negotiations on a definitive agreement with, Inland. There is no assurance that the Company will enter into a definitive agreement with Inland.
Law suit related to Merger. On March 6, 2007, a putative shareholder class action lawsuit related to the Merger Agreement was filed in Wake County Superior Court naming the Company, each of the Company’s directors, and the Buyer Parties as defendants. The lawsuit, Whitney v. Winston Hotels, Inc., et al, alleges, among other things, that $14.10 per share in cash to be paid to the holders of shares of the Company’s common stock in connection with the Merger is inadequate and that the individual defendants breached their fiduciary duties to the Company’s shareholders in negotiating and approving the Merger Agreement. In addition, the lawsuit alleges that the Company, as well as the Buyer Parties, have aided and abetted the individual defendants in their breaches of fiduciary duty. It also claims that the individual defendants have failed to disclose adequate information to the Company’s shareholders concerning the Merger. The complaint seeks the following equitable relief: (i) declare the lawsuit to be a proper class action; (ii) enjoin, preliminarily and permanently, any acquisition of the Company under the terms presently proposed until the Board of Directors of the Company has taken all steps to ensure a fair and proper process to maximize value for all shareholders of the Company; (iii) declare the termination fee provisions in the Merger Agreement to be unfair, unreasonable and improper deal protection devices, and enjoin the payment of any termination fee to the Buyer Parties or its affiliates; (iv) declare that the individual defendants have breached their fiduciary duties to plaintiff and the class and that the Buyer Parties aided and abetted such breaches; (v) award pre-and post judgment interest, attorney’s fees, expert fees and other costs to the extent permitted by law, in an amount to be determined; and (vi) grant such other and further relief as the court deems appropriate including damages plus interest. The Company believes the lawsuit is without merit and intends to defend it vigorously; however, at this time, the Company cannot provide any assurance as to the probable outcome of the suit.
Loan Program. The Company purchased the Junior Participation Interest in the Lady Luck Loan for $20.3 million pursuant to a Participation Agreement with the Senior Participant, dated May 5, 2006 (the “Participation Agreement”). On February 20, 2007, the parties to the Participation Agreement entered into a Put Agreement (the “Put Agreement”), whereby the parties established a put option that permits the Company, at any time within seven calendar days of the execution of the Put Agreement, at its sole option to sell the Junior Participation Interest to the Senior Participant. Upon exercise of the Company’s $150 put option, the Senior Participant is obligated to purchase from the Company the Junior Participation Interest in its entirety for a purchase price of approximately $15.2 million. The Company exercised this put option on February 21, 2007. The Put Agreement was entered into in

WINSTON HOTELS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands, except per share amounts)
connection with Merger negotiations with Parent. Accordingly, the Company will recognize a loss of approximately $5.3 million, including the put fee and accrued, unpaid interest, during the quarter ended March 31, 2007 as a result of this sale. Management did not consider this note to be impaired as of December 31, 2006 and accordingly no loss was recognized at December 31, 2006.
See Note 8 for additional subsequent events related to note receivables.

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
Management’s Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on our evaluation under the framework in Internal Control –Integrated Framework, our management concluded that our internal control over financial reporting was effective as of December 31, 2006. Our management’s assessment of the effectiveness of our internal control over financial reporting as of December 31, 2006 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which is included herein.
Changes in Internal Control Over Financial Reporting
There have been no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B. Other Information.
Executive Officer Compensation
On January 25, 2007, the Compensation Committee of the Board of Directors (the “Board”) of Winston Hotels, Inc. (the “Company”) approved, and on January 25, 2007, the Board ratified, 2006 performance bonuses, new annual salaries for 2007, bonus ranges for 2007 and awards of restricted common stock to each of the Company’s executive officers. These grants and awards are summarized in the following table (amounts not in thousands for purpose of this Item 9B):

	2006	2007
	Cash	Annual	2007	2007 Restricted
	Bonus	Salary	Bonus Range	Shares Award (#) (1)
Robert W. Winston, III Chief Executive Officer	$600,000	$446,500	$0–446,500	75,055
Joseph V. Green President and Chief Financial Officer	$367,500	$386,000	$0–386,000	53,807
Kenneth R. Crockett Executive Vice President and Chief Development Officer	$325,500	$341,750	$0–341,750	47,657
Brent V. West Vice President and Chief Accounting Officer	$100,000	$210,000	$0–210,000	16,471
James P. Frey Vice President	$85,000	$170,100	$0–170,100	11,753

(1)	Assuming continued employment by the executives, these restricted stock awards vest 20% immediately and 20% on each of January 1, 2008, 2009, 2010 and 2011. If we complete the Merger, the unvested shares will vest in full on the effective date of the Merger.
Bonus amounts will be determined by the Compensation Committee of the Board at the beginning of the 2008 fiscal year. The Compensation Committee set goals upon which 2007 bonuses for Robert W. Winston, III, Joseph V. Green and Kenneth R. Crockett will be based. Any 2007 bonuses paid to these executive officers will be based primarily on the attainment of certain individual and Company goals. Approximately 75% of the 2007 bonus awards will be based upon the attainment of certain Company goals, which generally will be based on the following performance criteria: the ranking of the Company’s total return to shareholders, as compared to a peer group of hotel REITs, the Company’s actual funds from operations (FFO) for the year ending December 31, 2007 as a percentage of the Company’s FFO guidance targets for the year ending December 31, 2007, and certain acquisition, disposition, lending and general corporate goals. Approximately 25% of the potential bonus awards will be based upon attainment of individual goals, as determined by the Compensation Committee.
Director Compensation
The Board also set compensation for the Company’s outside directors. Directors who are not employees of the Company receive a fee of $1,500 for each Board meeting and $500 for each committee meeting attended in person. For telephonic meetings of the Board or its committees that are more than 30 minutes in length, directors will typically receive a fee of approximately $500 for their participation. The Company also reimburses all directors for their out-of-pocket expenses in connection with their service on the Board. Each director received a grant of 8,500 shares of restricted stock in August 2004. These restricted stock awards vested 20% immediately, 20% on the day of the Company’s annual meeting of shareholders in each of 2005 and 2006 and will vest 20% on the date of the Company’s annual meeting in each of 2007 and 2008 assuming the director remains a director of the Company on those dates. If we complete the Merger, the unvested shares will vest in full on the effective date of the Merger.

PART III.
Item 10. Directors, Executive Officers and Corporate Governance.
Information on the Company’s directors and executive officers is incorporated by reference from the Company’s Proxy Statement (under the headings “Proposal 1: Election of Directors,” “Committees and Meetings of our Board of Directors” and “Section 16(a) Beneficial Ownership Reporting Compliance”) to be filed with respect to the 2007 Annual Meeting of Shareholders and from Item 4 of this Annual Report on Form 10-K.
Because our common stock is listed on the New York Stock Exchange (“NYSE”), our chief executive officer is required to make, and he has made, an annual certification to the NYSE stating that he was not aware of any violation by us of the corporate governance listing standards of the NYSE. Our chief executive officer made his annual certification to that effect to the NYSE as of May 17, 2006. In addition, we have filed, as exhibits to this Annual Report on Form 10-K for the year ended December 31, 2006, the certifications of our principal executive officer and principal financial officer required under Section 302 of the Sarbanes Oxley Act of 2002.
Item 11. Executive Compensation.
This information is incorporated by reference from the Company’s Proxy Statement (under the headings “Executive Compensation,” “Director Compensation,” “Compensation Committee Interlocks and Insider Participation” and “Compensation Committee Report”) to be filed with respect to the 2007 Annual Meeting of Shareholders.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The information is incorporated by reference from Item 5 herein (under the heading “Securities Authorized for Issuance Under Equity Compensation Plan”) and from the Company’s Proxy Statement (under the heading “Share Ownership of Management and Certain Beneficial Owners”) to be filed with respect to the 2007 Annual Meeting of Shareholders.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
This information is incorporated by reference from the Company’s Proxy Statement (under the headings “Certain Relationships and Related Transactions” and “Committees and Meetings of Our Board of Directors”) to be filed with respect to the 2007 Annual Meeting of Shareholders.
Item 14. Principal Accounting Fees and Services.
This information is incorporated by reference from the Company’s Proxy Statement (under the heading “Principal Accountant Fees and Services”) to be filed with respect to the 2007 Annual Meeting of Shareholders.
PART IV.
Item 15. Exhibits, Financial Statement Schedules.
(a) Financial Statements and Schedules. The following financial statements and schedules are included in this report:
1)	Consolidated Financial Statements Filed: See Item 8. – Consolidated Financial Statements and Supplementary Data

2)	Consolidated Financial Statement Schedules Filed:
Schedule II – Valuation and Qualifying Accounts for the years ended December 31, 2006, 2005 and 2004

Schedule III — Real Estate and Accumulated Depreciation as of December 31, 2006

Notes to Schedule III

Schedule IV – Mortgage Loans on Real Estate as of December 31, 2006

3)	Exhibits filed:
See EXHIBIT INDEX

Management contracts or compensatory plans are filed as Exhibits 10.11, 10.12, 10.13, 10.13a, and 10.23 through 10.38.

WINSTON HOTELS, INC.
SCHEDULE II — VALUATION AND QUALIFYING DISCOUNTS
For the Years Ended December 31, 2006, 2005 and 2004
($ in thousands)

		Additions
	Balance at	Charged to	Charged to		Balance at
	Beginning	costs and	other		end of
Description	of Period	expenses	accounts	Deductions	period

Allowance for doubtful accounts — hotel receivables
December 31, 2006	$24	$125	$—	$134	$15
December 31, 2005	$111	$68	$—	$155	$24
December 31, 2004	$103	$179	$—	$171	$111

 WINSTON HOTELS, INC
SCHEDULE III — REAL ESTATE AND ACCUMULATED DEPRECIATION
as of December 31, 2006
($ in thousands)

			Initial Cost		Cost Capitalized Subsequent		Gross Amounts Carried at Close of Period
											Life Upon
											Which
											Depreciation
										Date of	in Latest
										Acquisition /	Income
				Buildings and		Buildings and		Buildings and		Opening if	Statement is
Description	Encumbrances		Land	Improvements	Land	Improvements	Land	Improvements	Total	Constructed	Computed

Hampton Inn
Baltimore, MD	n/a		$2,320	$14,940	—	120	2,320	15,060	17,380	9/2/05	30
Brunswick, GA	(a	)	716	3,887	66	1,057	782	4,944	5,726	6/2/94	30
Cary, NC	(a	)	613	4,596	144	1,288	757	5,884	6,641	6/2/94	30
Charlotte, NC	(a	)	833	3,609	117	670	950	4,279	5,229	6/2/94	30
Durham, NC	(a	)	634	4,582	25	1,609	659	6,191	6,850	6/2/94	30
Jacksonville, NC	(a	)	473	4,140	70	849	543	4,989	5,532	6/2/94	30
Perimeter , GA	(b	)	914	6,293	(62)	356	852	6,649	7,501	7/19/96	30
Ponte Vedra, FL	(c	)	1,506	5,218	62	588	1,568	5,806	7,374	12/1/00	30
Raleigh, NC	(a	)	697	5,955	50	1,605	747	7,560	8,307	5/18/95	30
White Plains, NY	(b	)	1,382	10,763	73	1,276	1,455	12,039	13,494	10/29/97	30
Hampton Inn & Suites
Gwinnett, GA	(b	)	557	6,959	156	455	713	7,414	8,127	7/18/96	30
Comfort Inn
Charleston, SC	(a	)	438	5,853	89	2,640	527	8,493	9,020	5/18/95	30
Durham, NC	(a	)	947	6,208	89	773	1,036	6,981	8,017	11/29/94	30
Fayetteville, NC	(a	)	1,223	8,047	65	1,255	1,288	9,302	10,590	11/29/94	30
Comfort Suites
Orlando, FL	n/a	(d)	—	—	—	—	—	—	—	5/1/97	30
Homewood Suites
Cary, NC	(b	)	1,010	12,367	92	1,099	1,102	13,466	14,568	7/9/96	30
Clear Lake, TX	(b	)	879	5,978	23	660	902	6,638	7,540	9/13/96	30
Durham, NC	(b	)	1,074	6,136	(90)	949	984	7,085	8,069	11/14/98	30
Lake Mary, FL	(b	)	871	6,987	61	644	932	7,631	8,563	11/4/98	30
Phoenix, AZ	(b	)	1,402	9,763	83	354	1,485	10,117	11,602	6/1/98	30
Princeton, NJ	(c	)	2,824	12,589	60	217	2,884	12,806	15,690	11/31/06	30
Raleigh, NC	(b	)	1,008	10,076	34	762	1,042	10,838	11,880	3/9/98	30
Holiday Inn Express
Abingdon, VA	(a	) (d)	—	—	—	—	—	—	—	5/7/96	30 - 40
Clearwater, FL	(a	)	510	5,854	109	1,181	619	7,035	7,654	8/6/97	30
Holiday Inn
Secaucus, NJ	n/a		—	13,699	6	2,258	6	15,957	15,963	5/27/98	30
Tinton Falls, NJ	(a	)	1,261	4,337	44	2,377	1,305	6,714	8,019	4/21/98	30
Courtyard by Marriott
Ann Arbor, MI	(b	)	902	9,850	191	2,272	1,093	12,122	13,215	9/30/97	30
Chapel Hill, NC	(c	)	1,535	9,156	33	528	1,568	9,684	11,252	9/1/04	30
Houston, TX	(a	)	1,211	9,154	187	3,237	1,398	12,391	13,789	7/14/97	30
Houston (Northwest), TX	(b	)	1,400	9,794	—	302	1,400	10,096	11,496	10/31/05	30
Kansas City	(c	)	3,591	13,408	(7)	1,494	3,584	14,902	18,486	4/20/06	30
Roanoke, VA	(b	)	1,194	9,781	39	71	1,233	9,852	11,085	12/16/94	30
St. Charles	n/a		1,180	7,259	6	61	1,186	7,320	8,506	8/1/06	30
Wilmington, NC	(a	)	742	5,907	71	570	813	6,477	7,290	12/19/96	30
Hilton Garden Inn
Akron, OH	(c	)	945	7,368	8	6	953	7,374	8,327	11/2/06	30
Albany, NY	(a	)	1,168	11,236	86	164	1,254	11,400	12,654	5/8/98	30
Alpharetta, GA	(b	)	1,425	11,719	53	444	1,478	12,163	13,641	3/17/98	30
Evanston, IL	(b	)	2,225	15,620	47	3,144	2,272	18,764	21,036	7/1/01	30 - 40
Raleigh, NC	(a	)	1,901	9,209	60	285	1,961	9,494	11,455	5/8/98	30
Windsor, CT	(b	)	2,031	11,238	18	(465)	2,049	10,773	12,822	9/1/00	30 - 40
TownePlace Suites
Austin, TX	(a	)	1,000	3,475	—	145	1,000	3,620	4,620	10/31/05	30
Birmingham, AL	(a	)	1,200	7,533	—	222	1,200	7,755	8,955	10/31/05	30
Clearlake, TX	(a	)	900	4,468	—	141	900	4,609	5,509	10/31/05	30
College Station, TX	(a	)	1,000	6,459	—	191	1,000	6,650	7,650	10/31/05	30
Houston (Northwest), TX	(a	)	1,100	6,200	—	(971)	1,100	5,229	6,329	10/31/05	30
Quality Suites
Charleston, SC	(b	)	912	11,224	70	1,413	982	12,637	13,619	5/18/95	30
Residence Inn
Phoenix, AZ	(a	)	2,076	13,311	150	1,529	2,226	14,840	17,066	3/3/98	30
Fairfield Inn
Ann Arbor, MI	(a	)	542	3,743	208	1,119	750	4,862	5,612	9/30/97	30
Stanley Hotel	(c	)	2,858	13,942	87	134	2,945	14,076	17,021	8/5/05	30

			$57,130	$389,890	$2,673	$41,078	$59,803	$430,968	$490,771

(a)	As of December 31, 2006, property served as collateral for the $215 million line of credit (See Note 10).

(b)	As of December 31, 2006, property served as collateral for the $176 million note through GE Capital Corporation (See Note 10).

(c)	As of December 31, 2006, property served as collateral for an individual mortgage note (See Note 10).

(d)	As of December 31, 2006, property is held for sale (See Note 5).

Reconciliation of Real Estate:	2006	2005	2004

Balance at beginning of period	$477,839	$428,673	$421,897
Acquisitions during period	49,164	78,589	21,666
Dispositions during period	(17,175)	(5,657)	(13,438)
Reclassification to held for sale	(27,166)	(18,656)	(7,678)
Impairment (See Note 5)	—	(12,993)	—
Asset retirement obligation (See Note 18)	319	133	—
Additions during period	7,790	7,750	6,226

Balance at end of period	$490,771	$477,839	$428,673

Reconciliation of Accumulated Depreciation:	2006	2005	2004

Balance at beginning of period	99,079	95,732	89,087
Depreciation for period	14,976	14,273	12,296
Dispositions during period	(5,274)	(1,977)	(3,181)
Asset retirement obligation (See Note 18)	103	37	—
Reclassification to held for sale	(7,996)	(8,986)	(2,470)

Balance at end of period	$100,888	$99,079	$95,732

The aggregate cost of land, buildings and improvements for federal income tax purposes is approximately $471 million.

WINSTON HOTELS, INC.
SCHEDULE IV — MORTGAGE LOANS ON REAL ESTATE
As of December 31, 2006
($ in thousands)

							Principal
							amount of
							loans subject
		Final	Periodic		Face	Carrying	to delinquent
	Interest	maturity	payment		amount of	amount of	principal or
Description	rate	date	terms	Prior liens	mortgages	mortgages	interest
Three cross collateralized B-notes, subordinate to a first mortgage, collateralized by the Spring Hill Suites and TownePlace Suites in Boca Raton, FL and TownePlace Suites in Fort Lauderdale, FL	Effective rate of 9.3% and yield to maturity of 11.7%	September 2011	Fixed payments of $22 with interest and principal based on a 6.5 year amortization table with a balloon of $2.4 million at maturity	$—	$2,784	$2,338	$—

Mortgage collateralized by the Comfort Inn in Greenville, SC	Prime plus 1.5%	January 2010	Fixed principal payments of $6 plus interest, with balance of approximately $1.1 million due at maturity	—	1,425	1,294	—

A $2.3 million piece of a senior participating note collateralized by a Hilton Garden Inn under construction in Columbia, SC	90-day LIBOR plus 6.12% during the construction period with an additional 6.00% accrual, and 90-day LIBOR plus 5.87% during year one with an additional 6.00% accrual and 90-day LIBOR plus 7.87% for years two through five of the permanent loan with an additional 4.00% accrual	Approximately five years from opening of property	Interest and principal after construction is complete until maturity	—	2,250	2,250	—

A $1.7 million piece of a senior participating note collateralized by a Hilton Garden Inn under construction in Tuscaloosa, AL	90-day LIBOR plus 7.63% during the construction period with an incremental 3.29% accrual; thereafter the interest rate is 90-day LIBOR plus 7.43%, with an incremental 3.29% accrual during the first year only	Approximately five years from opening of property	Interest and principal after construction is complete until maturity	—	1,698	1,318	—

A $2.2 million piece of a senior participating note collateralized by a Hilton Garden Inn under construction in Murfreesboro	30-day LIBOR plus 6.05%, with an additional 3.86% accrual per annum	Approximately five years from opening of property	Interest only during construction of the hotel and the first 12 months of hotel operations and thereafter include principal payments based on a 25-year amortization period.	—	2,200	533	—

A $20.3 million piece of a senior participating note collateralized by the Lady Luck casino and adjacent hotel	Fixed rate of 12.63%	Sold in February 2007 for $15.2 million (See Note 20)	Interest only until maturity	—	20,308	20,308	—

				$—	$30,665	$28,041	$—

Reconciliation of Carrying Amount of Mortgages:

Years ended December 31,	2006	2005	2004

Balance at beginning of period	$5,695	$12,000	$—
Additions during period:
New mortgage loans	$24,409	$6,209	$12,000
Discount	—	(459)	—

	$24,409	$5,750	$12,000

Deductions during period:
Early prepayment of loans	$(2,000)	$(12,000)	$—

Collections of principal	(122)	(99)	—
Amortization of discount	59	44	—

	$(2,063)	$(12,055)	$—

Balance at close of period	$28,041	$5,695	$12,000

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WINSTON HOTELS, INC.
By:	/s/ Robert W. Winston, III
Robert W. Winston, III
Chief Executive Officer

Date: March 16, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Charles M. Winston Charles M. Winston	Chairman of the Board of Directors	March 16, 2007

/s/ Robert W. Winston, III Robert W. Winston, III	Chief Executive Officer and Director (Principal Executive Officer)	March 16, 2007

/s/ Joseph V. Green Joseph V. Green	President and Chief Financial Officer	March 16, 2007

/s/ Brent V. West Brent V. West	Vice President and Chief Accounting Officer	March 16, 2007

/s/ Edwin B. Borden Edwin B. Borden	Director	March 16, 2007

/s/ Thomas F. Darden, II Thomas F. Darden, II	Director	March 16, 2007

/s/ Richard L. Daugherty Richard L. Daugherty	Director	March 16, 2007

/s/ David C. Sullivan David C. Sullivan	Director	March 16, 2007

EXHIBIT INDEX

Number	Exhibit
2.1	Agreement and Plan of Merger, dated February 21, 2007, by and among Winston Hotels, Inc., WINN Limited Partnership, Wilbur Acquisition Holding Company, LLC and Wilbur Acquisition, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 001-13233) as filed with the Securities and Exchange Commission on February 23, 2006).

3.1	Restated Articles of Incorporation, as amended (incorporated by reference to (i) Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-13233) as filed with the Securities and Exchange Commission on August 4, 1999, (ii) Exhibit 4.4(b) to the Company’s Registration Statement on Form 8-A (File No. 001-13233) as filed with the Securities and Exchange Commission on January 30, 2004 and (iii) Exhibit 3.1(b) to the Company’s Quarterly Report on Form 10-Q (File No. 001-13233) as filed with the Securities and Exchange Commission on August 5, 2005).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K (File No. 001-13233) as filed with the Securities and Exchange Commission on March 19, 2001).

4.1	Specimen certificate for common stock (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-11 (File No. 333-7662) as filed with the Securities and Exchange Commission, effective May 25, 1994).

4.2	Specimen certificate for 8.00% Series B Cumulative Preferred Stock (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form 8-A (File No. 001-13233) as filed with the Securities and Exchange Commission on January 30, 2004).

4.3	Form of Articles of Amendment to the Restated Articles of Incorporation Establishing and Fixing the Rights and Preferences of the 8.00% Series B Cumulative Preferred Stock (incorporated by reference to Exhibit 4.4(b) to the Company’s Registration Statement on Form 8-A (File No. 001-13233) as filed with the Securities and Exchange Commission on January 30, 2004).

10.1	Second Amended and Restated Agreement of Limited Partnership of WINN Limited Partnership (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-13233) as filed with the Securities and Exchange Commission on July 24, 1997).

10.2	Amendment No. 1 dated September 11, 1997, to Second Amended and Restated Agreement of Limited Partnership of WINN Limited Partnership (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K (File No. 001-13233) as filed with the Securities and Exchange Commission on September 15, 1997).

10.3	Amendment No. 2 dated December 31, 1997, to Second Amended and Restated Agreement of Limited Partnership of WINN Limited Partnership (incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K (File No. 001-13233) as filed with the Securities and Exchange Commission on March 27, 1998 and as amended by Form 10-K/A filed with the Securities and Exchange Commission on April 1, 1998).

10.4	Amendment No. 3 dated September 14, 1998, to Second Amended and Restated Agreement of Limited Partnership of WINN Limited Partnership (incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K (File No. 001-13233) as filed with the Securities and Exchange Commission on March 17, 2000).

10.5	Amendment No. 4 dated October 1, 1999, to Second Amended and Restated Agreement of Limited Partnership of WINN Limited Partnership (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-13233) as filed with the Securities and Exchange Commission on November 12, 1999).

Number	Exhibit
10.6	Amendment No. 5 dated as of January 1, 2002, to Second Amended and Restated Agreement of Limited Partnership of WINN Limited Partnership (incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K (File No. 001-13233) as filed with the Securities and Exchange Commission on March 15, 2002).

10.7	Amendment No. 6 dated as of April 2, 2002, to Second Amended and Restated Agreement of Limited Partnership of WINN Limited Partnership (incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K (File No. 001-13233) as filed with the Securities and Exchange Commission on March 14, 2003).

10.8	Amendment No. 7 dated as of October 10, 2003, to Second Amended and Restated Agreement of Limited Partnership of WINN Limited Partnership (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-13233) as filed with the Securities and Exchange Commission on November 12, 2003).

10.9	Amendment No. 8 dated as of February 24, 2004, to Second Amended and Restated Agreement of Limited Partnership of WINN Limited Partnership (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K (File No. 001-13233) as filed with the Securities and Exchange Commission on March 12, 2004).

10.9a	Amendment No. 9 dated as of May 9, 2006, to Second Amended and Restated Agreement of Limited Partnership of WINN Limited Partnership (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-13233) as filed with the Securities and Exchange Commission on November 9, 2006).

10.9b	Amendment No. 10 dated as of September 12, 2006, to Second Amended and Restated Agreement of Limited Partnership of WINN Limited Partnership (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 001-13233) as filed with the Securities and Exchange Commission on November 9, 2006).

10.11	Winston Hotels, Inc. Stock Incentive Plan as amended May 1998 (incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-8 (File No. 333-60079) as filed with the Securities and Exchange Commission on July 29, 1998 (Registration No. 333-60079)).

10.12	Amendments to Winston Hotels, Inc. Stock Incentive Plan as amended May 1998 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-13233) as filed with the Securities and Exchange Commission on October 14, 2003).

10.13	Amended and Restated Winston Hotels, Inc. Executive Deferred Compensation Plan (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K (File No. 001-13233) as filed with the Securities and Exchange Commission on October 14, 2003).

10.13a	Winston Hotels, Inc. Executive Deferred Compensation Plan, as Amended and Restated (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-13233) as filed with the Securities and Exchange Commission on December 20, 2006).

10.14	Loan Agreement by and between Winston SPE LLC and CMF Capital Company LLC dated November 3, 1998 (incorporated by reference to Exhibit 10.01 to the Company’s Quarterly Report on Form 10-Q (File No. 001-13233) as filed with the Securities and Exchange Commission on November 16, 1998 and as amended on Form 10-Q/A filed with the Securities and Exchange Commission on February 23, 1999).

Number	Exhibit
10.15	Promissory note dated November 3, 1998 by and between Winston SPE LLC and CMF Capital Company, LLC (incorporated by reference to Exhibit 10.02 to the Company’s Quarterly Report on Form 10-Q (File No. 001-13233) as filed with the Securities and Exchange Commission on November 16, 1998 and as amended on Form 10-Q/A filed with the Securities and Exchange Commission on February 23, 1999).

10.16	Master Repurchase Agreement Between Marathon Structured Finance Fund, LP and Winston Finance Partners LLC dated as of October 5, 2004 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-13233) as filed with the Securities and Exchange Commission on October 12, 2004).

10.16a	First Amendment to Master Repurchase Agreement Between Marathon Structured Finance Fund, LP and Winston Finance Partners LLC dated as of April 4, 2006 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 10-Q (File No. 001-13233) as filed with the Securities and Exchange Commission on May 10, 2006).

10.17	Loan Agreement dated as of March 11, 2005 by and between Winston SPE II LLC and General Electric Capital Corporation (incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K (File No. 001-13233) as filed with the Securities and Exchange Commission on March 16, 2005).

10.17a	First Amendment to Loan Agreement by and between Winston SPE II LLC and General Electric Capital Corporation, dated as of June 8, 2005 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 10-Q (File No. 001-13233) as filed with the Securities and Exchange Commission on May 10, 2006).

10.18	Second Amendment to Loan Agreement by and between Winston SPE II LLC and General Electric Capital Corporation, dated as of October 31, 2005 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-13233) as filed with the Securities and Exchange Commission on November 7, 2005).

10.19	Form of Mortgage Security Agreement and Fixture Filing dated March 11, 2005 by Winston SPE II LLC (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K (File No. 001-13233) as filed with the Securities and Exchange Commission on March 16, 2005).

10.20	Form of Deed of Trust, Security Agreement and Fixture Filing dated March 11, 2005 by Winston SPE II LLC (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K (File No. 001-13233) as filed with the Securities and Exchange Commission on March 16, 2005).

10.21	Form Master Lease Agreement dated as of January 1, 2005 with Barclay Hospitality Services, Inc., our TRS Lessee (incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K (File No. 001-13233) as filed with the Securities and Exchange Commission on March 16, 2005).

10.22	Hotel Management Agreement by and between Barclay Hospitality Services, Inc. and Alliance Hospitality Management, LLC, dated as of July 1, 2003 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 001-13233) as filed with the Securities and Exchange Commission on August 13, 2003).

10.23	Employment Agreement, dated January 2, 2003, by and between Robert W. Winston, III and Winston Hotels, Inc. (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K (Filed No. 001-13233) as filed with the Securities and Exchange Commission on March 14, 2003).

10.24	Amendment No. 1 dated January 1, 2005 to Employment Agreement, dated January 2, 2003, by and between Robert W. Winston, III and Winston Hotels, Inc. (incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K (File No. 001-13233) as filed with the Securities and Exchange Commission on March 16, 2005).

Number	Exhibit
10.25	Employment Agreement dated January 2, 2003, by and between Kenneth R. Crockett and Winston Hotels, Inc. (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K (File No. 001-13233) as filed with the Securities and Exchange Commission on March 14, 2003).

10.26	Amendment No. 1 dated January 1, 2005 to Employment Agreement dated January 2, 2003, by and between Kenneth R. Crockett and Winston Hotels, Inc. (incorporated by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K (File No. 001-13233) as filed with the Securities and Exchange Commission on March 16, 2005).

10.27	Amendment No. 2 dated February 14, 2006 to Employment Agreement dated January 2, 2003, by and between Kenneth R. Crockett and Winston Hotels, Inc. (incorporated by reference to the description in Item 1.01 of the Company’s Current Report on Form 8-K (File No. 001-13233) as filed with the Securities and Exchange Commission on February 17, 2006).

10.28	Employment Agreement dated January 2, 2003, by and between Joseph V. Green and Winston Hotels, Inc. (incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K (File No. 001-13233) as filed with the Securities and Exchange Commission on March 14, 2003).

10.29	Amendment No. 1 dated January 1, 2005 to Employment Agreement dated January 2, 2003, by and between Joseph V. Green and Winston Hotels, Inc. (incorporated by reference to Exhibit 10.38 to the Company’s Annual Report on Form 10-K (File No. 001-13233) as filed with the Securities and Exchange Commission on March 16, 2005).

10.30	Employment Agreement dated March 30, 2004, by and between Brent V. West and Winston Hotels, Inc. (incorporated by reference to Exhibit 10.39 to the Company’s Annual Report on Form 10-K (File No. 001-13233) as filed with the Securities and Exchange Commission on March 16, 2005).

10.31	Amendment No. 1 dated January 1, 2005 to Employment Agreement dated March 30, 2004, by and between Brent V. West and Winston Hotels, Inc. (incorporated by reference to Exhibit 10.40 to the Company’s Annual Report on Form 10-K (File No. 001-13233) as filed with the Securities and Exchange Commission on March 16, 2005).

10.32	Employment Agreement dated March 30, 2004, by and between James P. Frey and Winston Hotels, Inc. (incorporated by reference to Exhibit 10.41 to the Company’s Annual Report on Form 10-K (File No. 001-13233) as filed with the Securities and Exchange Commission on March 16, 2005).

10.33	Amendment No. 1 dated January 1, 2005 to Employment Agreement dated March 30, 2004, by and between James P. Frey and Winston Hotels, Inc. (incorporated by reference to Exhibit 10.42 to the Company’s Annual Report on Form 10-K (File No. 001-13233) as filed with the Securities and Exchange Commission on March 16, 2005).

10.34	Summary of 2004 and 2005 executive officer compensation (incorporated by reference to the description in Item 1.01 of the Company’s Current Report on Form 8-K (File No. 001-13233) as filed with the Securities and Exchange Commission on February 7, 2005).

10.35	Summary of 2004 and 2005 Non-Employee Director compensation (incorporated by reference to the description in Item 1.01 of the Company’s Current Report on Form 8-K (File No. 001-13233) as filed with the Securities and Exchange Commission on February 7, 2005).

Number	Exhibit
10.36	Summary of 2005 and 2006 executive officer compensation (incorporated by reference to the description in Item 1.01 of the Company’s Current Report on Form 8-K (File No. 001-13233) as filed with the Securities and Exchange Commission on February 17, 2006).

10.37	Summary of 2005 and 2006 Non-Employee Director compensation (incorporated by reference to the description in Item 1.01 of the Company’s Current Report on Form 8-K (File No. 001-13233) as filed with the Securities and Exchange Commission on February 17, 2006).

10.38*	Summary of 2006 and 2007 Executive Officer and Non-Employee Director compensation.

10.39	Put Agreement, dated February 20, 2007, between Canpartners Realty Holding Company IV LLC and WINN Limited Partnership(incorporated by reference to the description in Item 10.1 of the Company’s Current Report on Form 8-K (File No. 001-13233) as filed with the Securities and Exchange Commission on February 23, 2006).

10.40	Form of Loan Agreement by and between General Electric Capital Corporation and a special purpose entity of Winston Hotels, Inc., dated as of May 9, 2006 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (File No. 001-13233) as filed with the Securities and Exchange Commission on May 10, 2006).

10.41	Defeasance Pledge and Security Agreement, by and among Winston SPE LLC, Wells Fargo Bank, N.A. and Wachovia Bank, National Association, dated as of May 9, 2006(incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q (File No. 001-13233) as filed with the Securities and Exchange Commission on May 10, 2006).

10.42	Defeasance Assignment, Assumption and Release Agreement by and among Winston SPE LLC, Wells Fargo Bank, N.A., SB Winston Holdings, LLC and Wachovia Bank, National Association, dated as of May 9, 2006 (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q (File No. 001-13233) as filed with the Securities and Exchange Commission on May 10, 2006).

12.1*	Statement Regarding Computation of Ratios

21.1*	Subsidiaries of the Registrant.

23.1*	Consent of Independent Registered Public Accounting Firm (PricewaterhouseCoopers LLP).

31.1*	Certification of Principal Executive Officer of Annual Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a).

31.2*	Certification of Principal Financial Officer of Annual Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a).

32.1*	Certification of Robert W. Winston, III, Chief Executive Officer of Winston Hotels, Inc., pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Joseph V. Green, Chief Financial Officer of Winston Hotels, Inc., pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.