Form 10-K/A
period 2006-12-31
WINSTON HOTELS INC
filed 2007-04-30
CIK 920605

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
(Amendment No. 1)
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
Large accelerated filer ☐      Accelerated filer ☑      Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
The aggregate market value of the registrant’s Common Stock, $0.01 par value per share, at June 30, 2006, held by those persons deemed by the registrant to be non-affiliates was approximately $306,542,751. As of April 11, 2007, there were 29,414,967 shares of the registrant’s Common Stock, $0.01 par value per share, outstanding.
Documents Incorporated By Reference: None

EXPLANATORY NOTE
As previously announced on April 3, 2007, Winston Hotels, Inc., (the “Company,” “we,” “our,” and “us”) entered into a definitive agreement pursuant to which we have agreed, subject to the approval of our common stockholders and other closing conditions, to merge with and into an affiliate of Inland American Real Estate Trust, Inc. (“Inland American”).
The purpose of this Annual Report on Form 10-K/A is to amend Part III, Items 10 through 14 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2006, which was filed with the Securities and Exchange Commission (the “SEC”) on March 16, 2007 (the “2006 10-K”), to include information previously omitted from the 2006 10-K in reliance on General Instruction G to Form 10-K, which provides that registrants may incorporate by reference certain information from a definitive proxy statement prepared in connection with the election of directors. As a result of the proposed merger, we do not currently anticipate preparing a definitive proxy statement in connection with the election of directors.
In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Annual Report on Form 10-K/A under Item 15 of Part IV hereof.
For purposes of this Annual Report on Form 10-K/A, and in accordance with Rule 12b-15 under the Exchange Act, Items 10 through 14 and 15(a)(3) of our 2006 10-K have been amended and restated in their entirety. No attempt has been made in this Annual Report on Form 10-K/A to modify or update other disclosures as presented in the 2006 10-K.

PART III.
Item 10. Directors, Executive Officers and Corporate Governance.
OUR EXECUTIVE OFFICERS
Please see the information provided in the section entitled “Our Executive Officers” in Item 4 of the 2006 10-K, which is incorporated herein by reference, for certain information regarding executive officers.
OUR DIRECTORS
Charles M. Winston - Charles Winston, age 77, has served as Chairman of the Board of Directors since March 15, 1994. Mr. Winston is a native of North Carolina and a graduate of the University of North Carolina at Chapel Hill with an A.B. degree. Mr. Winston has more than 40 years of experience in developing and operating full service restaurants and hotels. Mr. Winston is Robert Winston’s father.
Robert W. Winston, III - Robert Winston, age 45, has served as Chief Executive Officer and director of the Company since March 15, 1994. Mr. Winston served as President of the Company for the period beginning March 15, 1994 and ending January 14, 1999, and from the period beginning November 9, 2002 through November 4, 2003. Mr. Winston is a native of North Carolina and a graduate of the University of North Carolina at Chapel Hill with a B.A. degree in economics. Mr. Winston is Charles Winston’s son.
Thomas F. Darden, II - Thomas Darden, age 52, has been a director of the Company since May 25, 1994. Mr. Darden is the Chief Executive Officer of Cherokee Investment Partners, LLC, a private equity investment fund, where he has been employed for more than six years. Mr. Darden graduated with highest honors from the University of North Carolina at Chapel Hill with a B.A. degree in 1976 and graduated from Yale Law School with a J.D. degree in 1981. In 1991, Mr. Darden was appointed by the Governor of North Carolina to the board of the North Carolina Department of Transportation, and was subsequently appointed to the Triangle Transit Authority Board of Trustees. In 1992, Mr. Darden received a Master’s Degree in City and Regional Planning from the University of North Carolina at Chapel Hill. Mr. Darden serves on the Board of Directors and Audit Committee of United Trust Group, Inc., a life insurance holding company, and serves or has served on a variety of community, charitable and college boards, including the Board of Governors of RTI International, an independent, non-profit multidisciplinary research organization.
Richard L. Daugherty - Richard Daugherty, age 71, has been a director of the Company since May 25, 1994. Mr. Daugherty is self-employed and has provided consulting services to North Carolina State University for the majority of the past eight years. Until 1994 Mr. Daugherty was Vice President of Worldwide Manufacturing for the IBM PC Company in Research Triangle Park, North Carolina, where he had been employed for more than five years. At the time of his retirement in 1994, Mr. Daugherty was the senior IBM executive for the State of North Carolina. He serves on various community and business boards of directors, including the boards of Wachovia Bank, N.A., and Progress Energy, Inc.
Edwin B. Borden, Jr. - Edwin Borden, age 72, has been a director of the Company since May 25, 1994. Mr. Borden is currently retired and is the former President and Chief Executive Officer of The Borden Manufacturing Company, Inc., a textile management company, where he was employed from 1998 to 2003. Mr. Borden is a native of North Carolina and a graduate of the University of North Carolina at Chapel Hill. He served on the boards of directors of Jefferson Financial Corporation until retiring in May of 2005. He serves on the boards of directors of Progress Energy, Inc. and Ruddick Corp., a holding company owning a supermarket chain and a manufacturer of sewing thread.
David C. Sullivan - David Sullivan, age 67, has been a director of the Company since January 1, 1998. Mr. Sullivan has served as Chairman of the Board of Directors of Sullivan Investments, LLC, a real estate development consulting company, since 2000. From 1997 until 2000, Mr. Sullivan served as chairman and CEO of Resort Quest International, Inc., a resort property management company. From 1990 until 1997, Mr. Sullivan served in various positions with Promus Hotel Corporation, a franchisor of Hampton Inns, Embassy Suites, Homewood Suites and Hampton Inn & Suites hotels. He served on the boards of directors of John Q. Hammons, Inc. until the company was sold in September of 2005. Mr. Sullivan served as director, Executive Vice President and Chief Operating Officer for Promus from April 1995 until December 1997. Mr. Sullivan serves on the Board of Directors and Audit Committee of Choice Hotels International, Inc.

COMMITTEES AND MEETINGS OF OUR BOARD OF DIRECTORS
Independence of Our Board of Directors
Our Bylaws and Governance Guidelines and the listing standards of the New York Stock Exchange (“NYSE”) require that a majority of our Directors be independent. Our Board of Directors has adopted categorical standards to assist the Board in evaluating the independence of each of the Directors. The categorical standards describe various types of relationships that could potentially exist between a board member and the Company and sets thresholds at which such relationships would be deemed to be material. Provided that no relationship or transaction exists that would disqualify a director under the categorical standards and the Board determines, taking into account all facts and circumstances, that no other material relationship between the Company and the director exists of a type not specifically mentioned in the categorical standards, the Board will deem such person to be independent. A director shall not be independent if he or she satisfies any one or more of the following criteria:
(1)	A director who is, or who has been within the last three years, an employee of the Company, or whose immediate family member is, or has been within the last three years, an executive officer, of the Company.
(2)	A director who has received or who has an immediate family member, serving as an executive officer, who has received, during any twelve-month period within the last three years, more than $100,000 in direct compensation from the Company (excluding director and committee fees and pension or other forms of deferred compensation for prior service that is not contingent in any way on continued service).
(3)	(A) A director who is or whose immediate family member is a current partner of a firm that is the Company’s internal or external auditor; (B) a director who is a current employee of such a firm; (C) a director who has an immediate family member who is a current employee of such a firm and who participates in the firm’s audit, assurance or tax compliance (but not tax planning) practice; or (D) a director who was or whose immediate family member was within the last three years (but is no longer) a partner or employee of such a firm and personally worked on the Company’s audit within that time.
(4)	A director who is or has been within the last three years, or whose immediate family member is, or has been within the last three years, employed as an executive officer of another company where any of the Company’s present executives at the same time serves or served on that company’s compensation committee.
(5)	A director who is a current employee, or whose immediate family member is a current executive officer, of a company that has made payments to, or received payments from, the Company for property or services in an amount which, in any of the last three fiscal years, exceeds the greater of $1 million or 2% of such other company’s consolidated gross revenues (as reported for the last completed fiscal year).
The Board shall also consider a director’s charitable relationships. A director who is an officer, director, or trustee of a charitable or non-profit organization shall not be considered to have a material relationship with the Company that impairs the director’s independence so long as the Company’s contributions to the entity in any of the last three fiscal years are less than $100,000 or 2% of such entity’s consolidated gross revenues as reported for the last completed fiscal year (whichever is greater). Notwithstanding the requirements of paragraphs 1 through 5 above, a director shall not be independent unless the Board determines that the director has no material relationship with the Company.
Our Board of Directors has determined that the following members of our Board had no material relationship with the Company and were independent in accordance with the Company’s criteria and the general independence standards in the listing standards of the New York Stock Exchange: Edwin B. Borden, Jr., Thomas F. Darden, II, Richard L. Daugherty and David C. Sullivan. We presently have six Directors, including these four independent Directors. Because Robert Winston serves as Chief Executive Officer of the Company and Charles M. Winston is Robert Winston’s father, they do not meet the required criteria and are not independent. David C. Sullivan serves as Lead Independent Director.
Our Board of Directors has established standing committees to assist it in the discharge of its responsibilities. The principal responsibilities of each committee are described below. Actions taken by any committee of our Board of Directors are reported to the Board of Directors, usually at its next meeting.
Executive Sessions of Our Non-Management Directors
The non-management directors of our Board of Directors meet at least quarterly in executive sessions that exclude members of the management team. Our Board of Directors has determined that David C. Sullivan, or in his absence, his designee, should chair all meetings of non-management directors. During these meetings, Mr. Sullivan has the authority to lead the meeting, set the agenda and determine the information to be provided to the attendees. Shareholders and other interested persons may contact Mr. Sullivan in writing by mail c/o Winston Hotels, Inc., 2626 Glenwood Avenue, Suite 200, Raleigh, North Carolina 27608, Attention: Secretary. All such letters will be forwarded to Mr. Sullivan.
Audit Committee
Our Board of Directors has established an Audit Committee, which operates under a written charter and consists of Messrs. Borden (Chairman), Darden and Sullivan. Our Board of Directors has determined that each of the Audit Committee members is independent, as that term is defined under the enhanced independence standards for audit committee members in the Securities Exchange Act of 1934 and rules thereunder, as amended, the listing standards of the NYSE and our Bylaws and Corporate Governance Guidelines, and that each of the members of the Audit Committee is financially literate, as such term is interpreted by the Board of Directors. In addition, our Board of Directors has determined that Mr. Darden is an “audit committee financial expert” as defined by the Securities and Exchange Commission.
Compensation Committee
Our Board of Directors has established a Compensation Committee, which operates under a written charter and consists of Messrs. Borden, Darden and Daugherty (Chairman). Our Board has determined that each of the Compensation Committee members is independent, as that term is defined under our Bylaws and Corporate Governance Guidelines and the listing standards of the NYSE. The Compensation Committee operates under a written charter adopted by our Board. The Compensation Committee determines compensation for our executive officers and administers our stock plan.
The Compensation Committee has the sole authority to retain and terminate any compensation consultant used to assist in the evaluation of director or executive officer compensation and has the sole authority to approve the consultant’s fees and other retention terms. The Compensation Committee also has authority, to the extent it deems necessary or appropriate, to retain special legal, accounting or other consultants to advise the Compensation Committee and has the authority to determine, and to receive from the Company, the appropriate compensation to be paid to any special legal, accounting or other consultant retained by the Committee.
Pursuant to its charter, the Compensation Committee may form and delegate authority to subcommittees comprised entirely of independent directors, when appropriate, to take any of the actions that the Compensation Committee is empowered to take, other than reviewing and discussing the disclosure under the caption, “Compensation Discussion and Analysis” below in this Annual Report on Form 10-K/A, and recommending inclusion of such disclosure in this Annual Report on Form 10-K/A.
Nominating & Corporate Governance Committee
Our Board of Directors has established a Nominating & Corporate Governance Committee, which operates under a written charter and consists of Messrs. Borden, Darden, Daugherty and Sullivan (Chairman). Our Board has determined that each of the Nominating & Corporate Governance Committee members is independent, as that term is defined under our Bylaws and Corporate Governance Guidelines and the listing standards of the NYSE.
Other Committees
From time to time, our Board of Directors may establish other committees as circumstances warrant. Those committees will have the authority and responsibility as delegated to them by our Board.
SECTION 16(A) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE
Under federal securities laws, our executive officers, directors and any persons beneficially owning more than ten percent (10%) of a registered class of our equity securities are required to report their ownership and any changes in that ownership to the Securities and Exchange Commission (“SEC”) and to the NYSE. These persons are also required by SEC rules and regulations to furnish us with copies of these reports. Precise due dates for these reports have been established, and we are required to report in this Annual Report on Form 10-K/A any failure to timely file these reports by those due dates by our directors and executive officers during 2006.
Based on our review of the reports and amendments to those reports furnished to us or written representations from our directors and executive officers that these reports were not required from those persons, we believe that all of these filing requirements were satisfied by our directors and executive officers during 2006, except that each of Robert W. Winston, III and Charles M. Winston failed to timely file a Form 5 to report certain gifts made during 2006. These transactions have since been reported.

CODE OF BUSINESS CONDUCT AND ETHICS AND CORPORATE GOVERNANCE MATERIALS
Code of Conduct and Ethics. The Company has adopted a Code of Business Conduct and Ethics that applies to the Company’s Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer and the Company’s other employees. The Company intends to satisfy the disclosure requirement under Item 5.05 of Form 8-K relating to amendments to waivers from any provision of the Code of Business Conduct and Ethics applicable to the Company’s Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer by posting that information on the Company’s Web site at www.winstonhotels.com. Information at our Web site is not and should not be considered a part of this Annual Report on Form 10-K/A.
Where You Can Find These Documents. Shareholders may view our corporate governance materials, including the charters of our Audit Committee, our Compensation Committee and our Nominating & Corporate Governance Committee, our Corporate Governance Guidelines and our Code of Business Conduct and Ethics, on our Internet Web site at www.winstonhotels.com. These documents are available in print to any shareholder upon request by writing to Winston Hotels, Inc., 2626 Glenwood Avenue, Suite 200, Raleigh, NC 27608, Attention: Investor Relations. Information at our Web site is not and should not be considered a part of this Annual Report on Form 10-K/A.
Annual Certification. Because our common stock is listed on the New York Stock Exchange (“NYSE”), our chief executive officer is required to make, and he has made, an annual certification to the NYSE stating that he was not aware of any violation by us of the corporate governance listing standards of the NYSE. Our chief executive officer made his annual certification to that effect to the NYSE as of May 17, 2006. In addition, we have filed, as exhibits to this Annual Report on Form 10-K/A for the year ended December 31, 2006, the certifications of our principal executive officer and principal financial officer required under Section 302 of the Sarbanes Oxley Act of 2002.
Item 11. Executive Compensation.
COMPENSATION COMMITTEE REPORT
The Compensation Committee of the Company has reviewed and discussed the Compensation Discussion and Analysis set forth under this Item 11 of our Annual Report on Form 10-K/A with management and, based on such review and discussion, the Compensation Committee recommended that it be included in this Annual Report on Form 10-K/A.
Compensation Committee
Richard L. Daugherty (Chairman)
Edwin B. Borden
Thomas F. Darden, II
April 30, 2007
COMPENSATION DISCUSSION AND ANALYSIS
Overview of the Compensation Program
We are a North Carolina corporation that has elected to be taxed as a real estate investment trust, or “REIT,” under the Internal Revenue Code of 1986, as amended, which owns and develops hotel properties directly and through joint ventures, provides and acquires hotel loans, and provides hotel development and asset management services. The hotel industry is a highly competitive business that requires qualified executive officers with strong vision, deep experience and complex real estate and financial skills.
The Compensation Committee of the Board of Directors oversees the Company’s compensation plans and policies, annually reviews and approves all executive officers’ compensation adjustments, and administers the Company’s stock incentive and compensation plans (including reviewing and approving restricted stock grants to executive officers).
Throughout this Annual Report on Form 10-K/A, the individuals who served as our Chief Executive Officer, Chief Financial Officer and the three most highly compensated officers other than the Chief Executive Officer and the Chief Financial Officer during fiscal 2006, each of whom is listed in the Summary Compensation Table below, are referred to as the “Named Executive Officers.”

Compensation Philosophy and Objectives
The Committee believes that the most effective executive compensation program is one that is designed to:
•	reward the achievement of specific annual, long-term and strategic goals by the Company;

•	align executive’s interests with those of shareholders by rewarding performance above established goals;

•	provide a total compensation package that is competitive with those provided by members of our peer group and commensurate with each executive officer’s experience, responsibilities and performance; and

•	attract and retain highly qualified executive officers.
The Committee evaluates both performance and compensation paid to similarly situated executives at our peer companies to ensure that the Company maintains its ability to attract and retain superior employees in key positions. To accomplish the objectives set forth above, the Committee believes executive compensation packages provided by the Company to its executives, including the Named Executive Officers, should include both cash and stock-based compensation that reward performance as measured against established goals.
Setting Executive Compensation
The Compensation Committee of our Board is responsible for setting the compensation of our executive officers and establishing and administering policy with respect to our executive compensation program. Under our executive compensation program, the Compensation Committee determines the total compensation to be paid to the Chief Executive Officer and the full Board authorizes and approves the Chief Executive Officer’s compensation. The Compensation Committee also determines the total compensation to be paid to the other Named Executive Officers and considers the recommendations of our Chief Executive Officer during this process.
Under its charter, the Compensation Committee has the authority to engage compensation consultants. In 2005, the Compensation Committee engaged HVS Executive Search (“HVS”), an independent compensation consultant to, among other things, evaluate the annual base salaries, annual bonus incentives and long-term incentives for the Chief Executive Officer, President and Chief Financial Officer, and Chief Development Officer, as compared to other hotel REITs and hospitality companies to ensure our continued ability to compete for and retain highly qualified executive officers. HVS provided the Compensation Committee with an updated compensation analysis in 2006. The Compensation Committee provided instructions to HVS pertaining to the scope of work to be performed, but did not direct how the work was performed. HVS advised the Compensation Committee as to competitive practices with respect to compensation levels and compensation mix for these executives. Based on the results of this study, the Compensation Committee approved changes to the 2006 annual base salaries, annual bonus incentives and long-term incentives as discussed herein.
In making compensation decisions, the Compensation Committee compares each element of total compensation, including annual base salaries, annual bonus incentives and long-term incentives to the median of a peer group of companies (the “Compensation Peer Group”). The Compensation Peer Group consists of companies against which the Compensation Committee believes the Company competes for talent and for stockholder investment. The Compensation Peer Group for 2006 was as follows: Ashford Hospitality Trust Inc.; Boykin Lodging Co.; DiamondRock Hospitality Co.; Equity Inns, Inc.; Great Wolf Resorts, Inc.; Highland Hospitality Corp.; Innkeepers USA Trust; LaSalle Hotel Partners; Strategic Hotels & Resorts, Inc.; and Sunstone Hotel Investors, Inc. Beginning in 2006, the Company implemented a compensation program that is designed to compensate our executives so that total compensation and the mix of compensation elements are targeted at the median compensation expected to be provided to similarly situated executives of the companies comprising the Compensation Peer Group. Total compensation may, however, lead or lag the median of the Compensation Peer Group, based on achievement of established goals and experience. For fiscal year 2006, total compensation paid to our Chief Executive Officer and our President and Chief Financial Officer was slightly above the median of total compensation paid in 2005 to similar situated executives in the Compensation Peer Group, while our Chief Development Officer was paid at approximately the 75th percentile.
A significant percentage of total compensation is allocated to incentives as a result of the philosophy mentioned above. There is no pre-established policy or target for the allocation between either cash or non-cash or short-term and long-term incentive compensation. The Committee uses HVS data to determine the allocation between annual base salaries, annual bonus incentives and long-term incentives for the compensation levels for the Company’s Chief Executive Officer, Chief Financial Officer and Chief Development Officer.

2006 Executive Compensation Components
For the fiscal year ended December 31, 2006, the principal components of compensation for Named Executive Officers were:
•	annual base salary;

•	annual cash bonus;

•	long-term equity incentive plan;

•	deferred compensation plan;

•	perquisites and other personal benefits; and

•	change in control and termination arrangements.
The following provides an overview of our approach to each of these elements and an analysis of the executive compensation paid under each of these elements for the 2006 fiscal year.
Annual Base Salary
Base salary represents the fixed component of our executive compensation system. The Chief Executive Officer, Chief Financial Officer and Chief Development Officer receive salaries that are within a range established by the Compensation Committee for their respective positions based on the median compensation paid to similarly situated employees and officers of the Compensation Peer Group. Data for each compensation category is presented in standard percentile format. For example, the 75th percentile is the point below which 75 percent of the data falls. Each Named Executive Officer’s salary falls within the 50th percentile and the maximum. In addition to competitive data, salaries are based on a determination of the level of experience that the executive brings to the position and how successful the executive has been in achieving set goals. Salary levels are typically reviewed annually as part of the Company’s performance review process as well as upon a promotion or other change in job responsibility. Adjustments to base salary will be made in the future based on the individual performance of the executive and a comparison of adjustments made by competitors and any necessary inflationary adjustments.
In February 2006, the Compensation Committee approved increased base salaries for the 2006 fiscal year for each of the Named Executive Officers. See the Summary Compensation Table below. Increases in base salary in 2006 were based in part upon the adoption of increased base salaries by certain members of the Compensation Peer Group and the results achieved by the executives in the prior year. In January 2007, the Compensation Committee approved the following base salaries for fiscal 2007: Mr. Winston $446,500; Mr. Green $386,000; Mr. Crockett $341,750; Mr. West $210,000 and Mr. Frey $170,100.
Annual Cash Bonus
Annual incentives exist in the form of bonuses available to each Named Executive Officer as a means of linking executive compensation to objective performance criteria that are generally within the control of the Named Executive Officer. At the beginning of each year, the Compensation Committee establishes a target bonus for each Named Executive Officer and identifies performance measures for each executive to meet, in order to receive the full bonus. Annual cash incentives exist in the form of bonuses which are provided for each Named Executive Officer as a means of linking compensation to objective performance criteria that are within the control of the Named Executive Officer. Each Named Executive Officer is entitled to earn an annual bonus of up to 100% of his annual salary, with the specific amount to be determined by the Committee. The Committee has the authority to award bonuses in excess of 100% of the Named Executive Officer’s annual salary if deemed appropriate. The actual amount of incentive bonus received by each of the Named Executive Officers is determined by the Committee after the end of the applicable year. Where an executive’s performance is not easily fixed to objective standards, the Committee exercises its subjective judgment in determining the extent to which goals are achieved. With respect to Messrs. Winston, Green and Crockett for 2006, 25% of the annual cash bonus was tied to each of the following performance goals: 1) achievement of certain individual goals established by the Compensation Committee for the Chief Executive Officer and by the Chief Executive Officer for Messrs. Green and Crockett; 2) the Company’s ranking of total return to shareholders as compared to a peer group, including the following hotel REITs Ashford Hospitality Trust Inc., Equity Inns, Inc., Innkeepers USA Trust and Hersha Hospitality, with a ranking in the top

25th percentile paying out at 100%, a ranking in the 65th percentile to 75th percentile paying out at 75%, a ranking of 50th percentile to 65th percentile paying out at 50% and no payout for a ranking below the 50th percentile; 3) the Company’s adjusted annual funds from operations (“AFFO”) as a percentage of the Company’s budgeted 2006 AFFO, with achievement of budgeted AFFO paying out at 60%, 105% of budgeted AFFO paying out at 80%, and 110% of budgeted AFFO paying out at 100%; and 4) certain acquisition, disposition, lending and general corporate goals. In addition to these objective criteria of performance, the Committee makes subjective judgments in determining the extent to which goals are achieved. Annual cash bonuses paid to Messrs. West and Frey, which are determined in the discretion of the Chief Executive and approved by the Compensation Committee, are based on a combination of these performance goals, but the final determination is subjective in nature. The performance of each executive in their individual areas of responsibility is also considered when determining the amount of annual incentive compensation.
The National Association of Real Estate Investment Trusts, Inc. (“NAREIT”) defines funds from operations (“FFO”) as being net income or loss, computed in accordance with generally accepted accounting principles, excluding gains or losses from sales of property, plus depreciation, and after adjustments for unconsolidated partnerships and joint ventures. To determine compensation, the Compensation Committee uses a definition of AFFO that further adjusts the NAREIT definition of FFO for other non-cash or non-recurring items, including, among other things, certain financing activities and impairment charges related to our hotels, as the Compensation Committee believes that including such items would not represent the continuing operations of the Company. Such adjustments are described in further detail in the Company’s year-end earnings press release that is furnished to the SEC. As a result of the Company’s focus on AFFO as a key performance metric, the Compensation Committee bases annual incentive decisions in part on the Company’s AFFO targets for the full year.
In January 2007, the Company determined that 2006 AFFO represented 112% of the Company’s budgeted 2006 AFFO. As of December 31, 2006, the Company’s total shareholder return, defined as common stock price appreciation plus reinvested dividends paid with respect to the Company’s common stock over the prior two-year performance period, was approximately 22%, falling in the 50th percentile of the peer group. The Company further determined that Messrs. Winston, Green and Crockett achieved the maximum payout available for their individual and corporate goals. Based on the Company’s strong stock and operating performance during 2006, the Compensation Committee determined to pay each of Messrs. Winston, Green and Crockett a 2006 cash bonus in excess of the amount established under the aforementioned criteria. For 2006, the Company paid the following cash bonuses as a percentage of base salary: Mr. Winston (141%); Mr. Green (100%); Mr. Crockett (100%); Mr. West (50%) and Mr. Frey (50%). In January 2007, the Compensation Committee approved 2007 annual cash bonus targets, ranges and goals, all of which are substantially similar to the 2006 annual cash bonus components.
Long-Term Incentive Compensation
The Compensation Committee believes that long-term equity incentives are important to motivate and reward our executives and employees for maximizing shareholder value over an extended period of time. The Compensation Committee intends that significant percentages of most awards will vest to the recipient over time and be subject to forfeiture if the recipient leaves the Company prior to vesting. The Compensation Committee believes that such awards promote executive retention and closely align executives’ and shareholders’ interests, because their value over time is directly linked to the market price of our common stock.
Annual award grants are generally made at the beginning of each fiscal year. The Compensation Committee generally does not grant awards at any other time during the year, other than awards granted in connection with the hiring or promotion of employees or other special circumstances. Awards shall be issued only after receiving the approval of the Compensation Committee.
In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment,” which is a revision of SFAS No. 123, as amended, “Accounting for Stock-Based Compensation” and supersedes Accounting Principles Board Opinion (“APB”) No. 25, “Accounting for Stock Issued to Employees.” SFAS No. 123(R) eliminates the alternative to use the intrinsic value method of accounting that was provided for in SFAS No. 123, which generally resulted in no compensation expense being recorded in the financial statements related to the issuance of equity awards to employees. SFAS No. 123(R) requires that the cost resulting from all share-based payment transactions be recognized in the Company’s financial statements. SFAS No. 123(R) establishes fair value as the measurement objective in accounting for share-based payment arrangements and requires all companies to apply a fair-value-based measurement method in accounting for share-based payment transactions with employees.

On January 1, 2006, the Company adopted SFAS No. 123(R) using a modified prospective application, as permitted under SFAS No. 123(R). Accordingly, prior period amounts have not been restated. Under this application, we are required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. Compensation expense is required to be recorded ratably over the estimated requisite service period for employees. For 2006, this proxy statement includes the compensation expense for each Named Executive Officer that the Company was required to record under SFAS No. 123(R), which includes amounts related to current and prior year grants. Assumptions used in the calculation of these amounts are detailed in Footnote 15 to the Company’s audited financial statements for the year ended December 31, 2006, included in the Company’s Annual Report on Form 10-K as filed with the SEC on March 16, 2007.
Long-term equity incentives are provided primarily by awards of restricted stock under the Winston Hotels, Inc. Stock Incentive Plan (the “Incentive Plan”), which is administered by the Compensation Committee. Based, in part, on a review of the recommendations of HVS, in February 2006 the Compensation Committee granted shares of restricted stock under the Incentive Plan to certain key executives as follows: Mr. Winston (72,917); Mr. Green (88,014); Mr. Crockett (80,813); Mr. West (14,853) and Mr. Frey (11,883). In January 2007, the Compensation Committee approved the following 2007 restricted stock grants: Mr. Winston (75,055); Mr. Green (53,807); Mr. Crockett (47,657); Mr. West (16,471) and Mr. Frey (11,753). These shares vested 20% immediately and vest 20% on the anniversary of the grant date over each of the next four years. Upon a “change in control” transaction, as defined in the Named Executive Officers’ employment agreements, these shares will become fully vested.
Deferred Compensation Plan
The purpose of the Company’s Executive Deferred Compensation Plan (the “Deferred Compensation Plan”) is to provide eligible employees with a convenient way to save on a regular and long-term basis, thereby providing for their retirement. The program allows employees to save regularly with before-tax dollars while deferring federal, state, and local income taxes. Employees can defer receipt of cash compensation and equity compensation and associated dividends. Both pre-tax contributions and their respective earnings will remain tax deferred until withdrawn through plan benefit payments.
On December 20, 2006, the Board approved an amendment and restatement of the Deferred Compensation Plan. The Board’s action amends the Deferred Compensation Plan so that its terms comply with the requirements of Section 409A of the Internal Revenue Code of 1986, as amended (the “Code”), relating to nonqualified deferred compensation benefits. The more significant changes in the Deferred Compensation Plan (i) require that deferral elections be made on or before the date prescribed by Section 409A of the Code, (ii) provide that benefits generally will be payable upon termination of employment or a change in control (as that term is defined under Section 409A of the Code), (iii) impose a six month delay in benefit payments to senior officers in circumstances when a postponed distribution is required by Section 409A of the Code, and (iv) conform the Plan’s hardship distribution rules to those provided under Section 409A of the Code. The amended terms of the Deferred Compensation Plan are retroactively effective to January 1, 2005. A copy of the Deferred Compensation Plan is incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-13233) as filed with the Securities and Exchange Commission on December 20, 2006.
Perquisites and Other Personal Benefits
Perquisites and other personal benefits, which are set forth in a footnote to the Summary Compensation Table, include the dividends received on unvested restricted stock awards, life insurance premiums paid on behalf of one of the Named Executive Officers and automobile allowances paid to three of the Named Executive Officers.
Deductibility of Executive Compensation
As part of its role, the Compensation Committee reviews and considers the deductibility of executive compensation under Section 162(m) of the Internal Revenue Code of 1986, as amended, which provides that the Company may not deduct compensation of more than $1,000,000 that is paid to certain individuals. The Company believes that compensation paid in the form of restricted stock grants under the Incentive Plans is generally fully deductible for federal income tax purposes. However, in certain situations, the Compensation Committee may approve compensation that will not meet these requirements in order to ensure competitive levels of total compensation for its executive officers. In this regard, for fiscal 2006, the amount of cash compensation, which for this purpose is the sum of base salary and annual bonus, in excess of $1,000,000 for any Named Executive Officer was not deductible for federal income tax purposes.

Contractual and Severance Agreements

Employment Agreements
The Company has entered into employment agreements with Messrs. Winston, Green, Crockett, West and Frey (the “Employment Agreements”). The Employment Agreements are further described below under “Additional Compensation Arrangements”.
The Compensation Committee believes that it is appropriate for the Company to have employment agreements with Messrs. Winston, Green, Crockett, West and Frey. Each Employment Agreement contains provisions which provide for severance payments and payments upon a change in control. The Company believes that reasonable post-takeover employment arrangements and reasonable severance arrangements are an essential aspect of the terms of employment of the Named Executive Officers and serve the interests of the Company and its shareholders by ensuring that if a hostile or friendly change in control is ever under consideration, our executives will be able to advise the Board about the potential transaction in the best interests of shareholders, without being unduly influenced by personal considerations, such as fear of the economic consequences of losing their jobs as a result of a change in control.
SUMMARY COMPENSATION TABLE
The following tables should be read in conjunction with the related footnotes and the “Compensation Discussion and Analysis” beginning on page 7. We summarize below the compensation paid or accrued for the fiscal year ended December 31, 2006 to each of our Named Executive Officers:

							Change in
							Pension
						Non-	Value and
						Equity	Non-qualified
				Stock		Incentive	Deferred
Name and Principal				Awards		Plan	Compensation	All Other
Position	Year	Salary	Bonus (1)	(2)	Option Awards	Comp.	Earnings	(3)	Total
Robert W. Winston, III Chief Executive Officer	2006	$425,250	$600,000	$422,891	$—	$—	$—	$70,008	$1,518,149
Joseph V. Green President and Chief Financial Officer	2006	$367,500	$367,500	$462,075	$—	$—	$—	$65,835	$1,262,910
Kenneth R. Crockett Executive Vice President and Chief Development Officer	2006	$325,500	$325,500	$428,943	$—	$—	$—	$69,731	$1,149,674
Brent V. West Vice President and Chief Accounting Officer	2006	$200,000	$100,000	$105,103	$—	$—	$—	$21,118	$426,221
James P. Frey Vice President	2006	$162,000	$85,000	$91,142	$—	$—	$—	$19,250	$357,392

(1)	On January 25, 2007, the Compensation Committee of the Board approved, and on January 25, 2007, the Board ratified, 2006 performance bonuses for each of the Named Executive Officers. This column reports the dollar value of all amounts earned (rather than granted) during the fiscal year pursuant to the performance criteria established for the 2006 annual cash bonuses.

(2)	These amounts reflect the dollar amount recognized for financial statement reporting purposes for fiscal year ended December 31, 2006, in accordance with FAS 123R, for stock awards. Includes amounts related to current and prior year grants. Assumptions used in the calculation of these amounts are detailed in footnote 15 to the Company’s audited financial statements for the year ended December 31, 2006, included in the Company’s Annual Report on Form 10-K as filed with the SEC on March 16, 2007.

(3)	These amounts primarily relate to dividends received on unvested restricted stock awards. Also included in the amounts are life insurance premiums paid on behalf of one of the Named Executive Officers and automobile allowances paid to three of the Named Executive Officers. Within all other compensation were the following amounts:

				Company’s
	Dividends received	Car	Life	401K
Name	on unvested shares	Allowance	Insurance	Match	Total
Robert W. Winston, III	$51,488	$18,520	$—	$—	$70,008
Joseph V. Green	$57,692	$8,143	$—	$—	$65,835
Kenneth R. Crockett	$53,098	$8,143	$990	$7,500	$69,731
Brent V. West	$13,618	$—	$—	$7,500	$21,118
James P. Frey	$11,750	$—	$—	$7,500	$19,250
GRANTS OF PLAN-BASED AWARDS
The following table presents information regarding the Incentive Plan awards to the Named Executive Officers for grants during the fiscal year ended December 31, 2006 under the Plan.

								All Other
								Stock	All Other
								Awards:	Option		Grant Date
								Number	Awards:	Exercise or	Fair Value
		Estimated Future Payouts			Estimated Future Payouts			of Shares	Number of	Base Price	of Stock and
		under Non-Equity Incentive			under Equity Incentive Plan			of Stock	Securities	of Option	Option
	Grant	Plan Awards ($)			Awards (#) (1)			or Units	Underlying	Awards	Awards ($)
Name	Date	Threshold	Target	Maximum	Threshold	Target	Maximum	(#)	Options (#)	($/share)	(2)
Robert W. Winston, III (3)	2/14/06	—	—	—	—	72,917	—	—	—	—	$708,753
Joseph V. Green (3)	2/14/06	—	—	—	—	88,014	—	—	—	—	$855,496
Kenneth R. Crockett (3)	2/14/06	—	—	—	—	80,813	—	—	—	—	$785,502
Brent V. West (3)	2/14/06	—	—	—	—	14,853	—	—	—	—	$144,371
James P. Frey (3)	2/14/06	—	—	—	—	11,883	—	—	—	—	$115,503

(1)	Awards were granted on February 14, 2006 for 2005 performance, 20% of which vested immediately and 20% of which will vest on the anniversary of the grant date over each of the next four years. Prior to vesting and until forfeited in accordance with their terms, the Named Executive Officers have the right to vote and receive the dividends paid on these shares of restricted stock.

(2)	Amounts represent the value of restricted stock awards granted based on the closing price of our common stock on the date prior to the grant date.

(3)	Pursuant to the Executive Deferred Compensation Plan, the Named Executive Officers have elected to defer receipt of all the amounts payable to them under the Incentive Plan.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
The following table presents information concerning the number and value of unvested stock (including restricted stock, restricted stock units or other similar instruments) under the Incentive Plan for the Named Executive Officers outstanding as of the end of the fiscal year ended December 31, 2006. No option awards were held or exercised by the Named Executive Officers during the fiscal year ending December 31, 2006.

	Stock Awards
	Number of	Market Value	Equity Incentive Plan	Equity Incentive Plan
	Shares or Units	of Shares or	Awards: Number of	Awards: Market or Payout
	of Stock That	Units of Stock	Unearned Shares, Units	Value of Unearned Shares,
	Have Not	That Have	or Other Rights That	Units or Other Rights That
	Vested	Not Vested	Have Not Vested	Have Not Vested
Name	(#)	($)	(#) (1)	($) (2)
Robert W. Winston, III	—	—	85,814	$1,137,036
Joseph V. Green	—	—	96,153	$1,274,027
Kenneth R. Crockett	—	—	88,496	$1,172,572
Brent V. West	—	—	22,696	$300,722
James P. Frey	—	—	19,583	$259,475

1.	Reflects shares granted to each Named Executive Officer pursuant to the Incentive Plan for the years ended December 31, 2003, 2004, 2005 and 2006; 20% of these shares vested immediately and 20% vest on each anniversary of the grant date. Shares vesting during fiscal year 2007 are as follows: Mr. Winston (26,791); Mr. Green (28,800); Mr. Crockett (26,891); Mr. West (7,792) and Mr. Frey (6,959). Shares vesting during fiscal year 2008 are as follows: Mr. Winston (24,191); Mr. Green (26,660); Mr. Crockett (24,751); Mr. West (6,792) and Mr. Frey (5,959). Shares vesting during fiscal year 2009 are as follows: Mr. Winston (20,249); Mr. Green (23,091); Mr. Crockett (20,692); Mr. West (5,142) and Mr. Frey (4,290). Shares vesting during fiscal year 2010 are as follows: Mr. Winston (14,583); Mr. Green (17,602); Mr. Crockett (16,162); Mr. West (2,970) and Mr. Frey (2,375).

2.	Computed by multiplying the number of unvested shares by $13.25, which was the closing market price of the Company’s common stock at December 29, 2006.
OPTION EXERCISES AND STOCK VESTED
The following table presents information concerning the vesting of stock under the Incentive Plan (including restricted stock, restricted stock units and similar instruments) for the named executive officers during the fiscal year ended December 31, 2006. No option awards were held or exercised by the Named Executive Officers during the fiscal year ending December 31, 2006.

	Stock Awards
Name	Number of Shares Acquired on Vesting	Value Realized on Vesting (2)
	(#) (1)	($)
Robert W. Winston, III	31,791	$327,440
Joseph V. Green	32,000	$324,449
Kenneth R. Crockett	30,091	$305,649
Brent V. West	8,592	$88,038
James P. Frey	7,759	$79,822

1.	Reflects shares awarded during the years ended December 31, 2002 through December 31, 2006 to each Named Executive Officer which vested during the 2006 fiscal year. See discussion of the various awards under the Incentive Plan in the “Share Ownership Of Management And Certain Beneficial Owners” below in this Annual Report on Form 10-K/A.

2.	Reflects the value of all of the shares held by the Named Executive Officer that vested during 2006 based on the closing sale price of our common stock on the date the shares vested. All shares were deferred by the Named Executive Officers under the Deferred Compensation Plan.

NONQUALIFIED DEFERRED COMPENSATION
The purpose of the Deferred Compensation Plan is to provide eligible employees with a convenient way to save on a regular and long-term basis, thereby providing for their retirement. The Deferred Compensation Plan is intended to be an unfunded plan for purposes of the Employee Retirement Income Security Act of 1974, as amended, and maintained primarily for the purpose of providing deferred compensation for a select group of management or highly compensated employees. The program allows employees to defer up to 80% of their salary, bonus or stock awards. Both pre-tax contributions and their respective earnings will remain tax deferred until withdrawn through plan benefit payments. Salary and bonus contributions are typically invested in various mutual funds, stocks and bonds as selected by each participant and approved by the plan trustee.
Cash Contributions (Base Salary and Bonus)
The Company has recorded these salary and bonus contributions as assets and liabilities at their fair value in prepaid expenses and other assets and accounts payable and accrued expenses, respectively, in the consolidated financial statements. These assets are our property and hence subject to the claims of general creditors. We intend to utilize these assets to fund our deferred compensation obligations. The total fair value of the deferred salary and bonus compensation for all eligible employees totaled approximately $2.8 million as of December 31, 2006. The following table presents information on the deferred salary and bonus for our Named Executive Officers.

	Executive	Registrant	Aggregate	Aggregate	Aggregate
	contributions in	contributions	earnings in	withdrawals/	balance at last
	last FY	in last FY	last FY	distributions	Fiscal Year End
Name	($) (1)	($)	($)	($)	($)
Robert W. Winston, III	$—	$—	$384,836	$—	$2,605,370
Joseph V. Green	$—	$—	$—	$—	$—
Kenneth R. Crockett	$—	$—	$13,120	$—	$143,960
Brent V. West	$6,000	$—	$4,999	$—	$63,742
James P. Frey	$6,000	$—	$1,057	$—	$27,998

1.	Amount is included in salary to the Named Executive Officers in the Summary Compensation Table.
Stock Contributions
Several key employees have the option to defer ownership of, and tax obligations on the value of, the stock awards they receive until a future date. In doing so, we retain ownership of the common stock for the benefit of the employee, and record treasury stock with an offsetting liability to the recipient, since the our obligation can only be settled through the issuance of common stock. Both of these accounts offset each other within the Company’s shareholders’ equity. The total cost value of the shares deferred for all eligible employees totaled $5.9 million as of December 31, 2006. The following table presents information on the deferred stock awards for our Named Executive Officers, the value of which is based on the closing price of our common stock on the date of grant.

	Executive	Registrant	Aggregate	Aggregate	Aggregate
	contributions in	contributions	earnings in	withdrawals/	balance at last
	last FY	in last FY	last FY	distributions	Fiscal Year End
Name	($)	($)	($)	($)	($)
Robert W. Winston, III	$708,753	$—	$—	$—	$1,674,528
Joseph V. Green	$855,496	$—	$—	$—	$1,685,463
Kenneth R. Crockett	$785,502	$—	$—	$—	$1,492,421
Brent V. West	$144,371	$—	$—	$—	$431,954
James P. Frey	$115,503	$—	$—	$—	$399,210

ADDITIONAL COMPENSATION ARRANGEMENTS
Employment Agreements
The Company has entered into employment agreements with each of the Named Executive Officers. The Board of Directors establishes the salaries of Mr. Winston, Mr. Green, Mr. Crockett, Mr. West, and Mr. Frey. For detailed amounts, please see the Summary Compensation Table and related notes above in this Annual Report on Form 10-K/A. Each Named Executive Officer is entitled to earn an annual bonus of up to 100% of his annual salary, with the specific amount to be determined by the Board of Directors. Each Named Executive Officer is also eligible to participate in any medical insurance or other employee benefit plans and programs which may be made available from time to time to other employees at the respective employee’s level, and is entitled to four weeks of vacation each year. Each agreement has a three-year term.
The agreements for Mr. Winston, Mr. Green and Mr. Crockett each commenced on January 2, 2003, are for terms of three years and automatically renew for subsequent one-year terms unless either party gives the other party ninety (90) days prior notice of intent not to renew. The agreements for Mr. West and Mr. Frey each commenced on March 30, 2004, are for terms of three years and automatically renew for subsequent one-year terms unless either party gives the other party ninety (90) days prior notice of intent not to renew.
The following tables represent the payments due to the Named Executive Officers in the event termination or change in control payments would have been triggered under their Employment Agreements as of December 31, 2006. For further information on the terms of the employment agreements for the Named Executive Officers, see the discussion below and also the actual Employment Agreements, which are filed as exhibits to our Annual Report on Form 10-K.
Payments Due Upon Termination Without Cause
If the Company terminates the Employment Agreement under the 90-day notice or gives a notice of non-renewal, then such Named Executive Officer is entitled to receive a lump sum payment equal to the sum of (1) the Named Executive Officer’s then current monthly salary multiplied by twelve and (2) an accrued bonus equal to 100% of the Named Executive Officer’s then current annual salary pro rated from the first day of the calendar year in which such notice is given, through and including the day that the Named Executive Officer leaves the employment of the Company, with said amount to be paid in a lump sum upon the date of termination of the employment agreement. Pursuant to our restricted stock award agreements, upon termination without cause, the Named Executive Officer’s previously unvested shares will automatically become vested. The value of these unvested shares is computed in the table below by multiplying the number of unvested shares held by the Named Executive Officer at December 31, 2006 by the closing market price of the Company’s common stock at December 29, 2006, which was $13.25.

					All Other
				Nonqualified	Compensation
			Stock	Deferred	including
	Salary	Bonus	Awards	Compensation	Benefits	Total
Name	($)	($)	($)	($)	($)	($)
Robert W. Winston, III	$425,250	$425,250	$1,137,036	$—	$—	$1,987,536
Joseph V. Green	$367,500	$367,500	$1,274,027	$—	$—	$2,009,027
Kenneth R. Crockett	$325,500	$325,500	$1,172,572	$—	$—	$1,823,572
Brent V. West	$200,000	$200,000	$300,722	$—	$—	$700,722
James P. Frey	$162,000	$162,000	$259,475	$—	$—	$583,475
Payments Due Upon Termination With Cause
In the event of termination for cause, the Company’s obligation to compensate the Named Executive Officer ceases on the date of termination, except as to the amounts of salary due at that time. Payroll is paid on the last day of the month so at December 31, 2006 the amount due to the Named Executive Officers would be zero. Pursuant to our restricted stock award agreements, upon termination with cause, the Named Executive Officers are only entitled to the stock awards already vested.

Payments Due Upon Termination Due to Disability
In the event of termination for disability, the Company shall pay the Named Executive Officer’s then current annual salary (reduced by any payments the Named Executive Officer receives from disability insurance, which we have assumed to be zero for purposes of the table below) and any bonus to which the Named Executive Officer may be entitled. The Named Executive Officers are entitled to earn a bonus up to 100% of the Named Executive Officer’s then current salary for a period of one year from the date of termination. Pursuant to our restricted stock award agreements, upon termination due to disability, the Named Executive Officers are only entitled to the stock awards already vested.

					All Other
				Nonqualified	Compensation
			Stock	Deferred	including
	Salary	Bonus	Awards	Compensation	Benefits	Total
Name	($)	($)	($)	($)	($)	($)
Robert W. Winston, III	$425,250	$425,250	$—	$—	$—	$850,500
Joseph V. Green	$367,500	$367,500	$—	$—	$—	$735,000
Kenneth R. Crockett	$325,500	$325,500	$—	$—	$—	$651,000
Brent V. West	$200,000	$200,000	$—	$—	$—	$400,000
James P. Frey	$162,000	$162,000	$—	$—	$—	$324,000
Payments Due Upon Termination Due to Death
In the event of termination for death, the Company shall pay the Named Executive Officer’s estate any salary and pro rated bonus to which he may be entitled as of the date of termination. Pursuant to our restricted stock award agreements, upon termination due to death, the Named Executive Officers are only entitled to the stock awards already vested.

					All Other
				Nonqualified	Compensation
			Stock	Deferred	including
	Salary	Bonus	Awards	Compensation	Benefits	Total
Name	($)	($)	($)	($)	($)	($)
Robert W. Winston, III	$—	$425,250	$—	$—	$—	$425,250
Joseph V. Green	$—	$367,500	$—	$—	$—	$367,500
Kenneth R. Crockett	$—	$325,500	$—	$—	$—	$325,500
Brent V. West	$—	$200,000	$—	$—	$—	$200,000
James P. Frey	$—	$162,000	$—	$—	$—	$162,000
Payments Due Upon Change In Control
Each Named Executive Officer may terminate the agreement upon notice in the event of a change in control if (1) within one year after the occurrence of a change in control, the Company, or any successor in interest, terminates the Named Executive Officer’s employment for reasons other than cause, disability, or death, or (2) within one year after the occurrence of a change in control, the Named Executive Officer terminates his employment for “good reason”. Good reason includes, among other things, in the Named Executive Officer’s reasonable judgment, an adverse change in the Named Executive Officer’s status, titles, positions, or responsibilities, the assignment of responsibilities or duties that are inconsistent with his status, title, position, or responsibilities, or any removal from or failure to reappoint him to any such positions, status, or titles, except in connection with the termination of his employment for disability, cause, or death. Good reason also includes a reduction in the Named Executive Officer’s base salary and/or any material adverse change in the Named Executive Officer’s bonus program, the failure by the Company to continue in effect any compensation, welfare, or benefit plan in which the Named Executive Officer is participating at the time of a change in control without substituting plans providing the Named Executive Officer with substantially similar or greater benefits, or the relocation of the principal executive offices of the Company outside of a 30-mile radius of Raleigh, North Carolina.
In the event a change in control occurs and the employment of the Named Executive Officer is terminated without cause by us, or in the event that the Named Executive Officer terminates his employment for “good reason” (each as defined in the applicable change in control provisions of the employment agreements):
•	we or our successor must pay such Named Executive Officer all accrued compensation and any prorated share of his annual bonus for the year of employment termination;

•	we or our successor must pay such Named Executive Officer a severance payment in a lump sum on the date of termination equal to (a) three times the then existing annual compensation of Messrs. Winston, Green and Crocket and (b) one and a half times the then existing annual compensation of Messrs. West and Frey, plus, for each Named Executive Officer, a bonus equal to 100% of such executive’s then existing annual compensation (provided, however, that in no case can the amount used for such annual compensation or bonus be less than those amounts immediately prior to the change in control);

•	all of the Named Executive Officer’s restricted shares will vest immediately;

•	we or our successor must pay the Named Executive Officer a lump sum amount equal to any and all amounts contributed to a pension or retirement plan which the Named Executive Officer is entitled to under the terms of such plans; and

•	the Named Executive Officer will be eligible for certain continued benefits (including, without limitation, medical, dental, vision, disability, life and accidental death) for one year after the date of termination.
As discussed above in “Explanatory Note,” we have entered into a definitive agreement pursuant to which we have agreed, subject to the approval of our common stockholders and other closing conditions, to merge with and into an affiliate of Inland American. Prior to closing, we expect to enter into non-competition agreements with each of Messrs. Winston, Green and Crockett, whereby these officers will agree to not (i) compete (as defined in the agreement) with us or our successor for a period of 3 years after termination of such officer’s employment with us and (ii) solicit, recruit or induce for employment any officer or non-clerical employee that is currently employed, or employed at any time during the 12 month period preceding such officer’s termination, by us or our successor, for a period of 2 years after termination of such officer’s employment with us, in exchange for the following consideration: (Mr. Winston ($910,000); Mr. Green ($630,000) and Mr. Crockett ($600,000). The amounts set forth in the preceding sentence, which are included in the “Salary” column of the table below, will reduce, on a dollar-for-dollar basis, the severance payment that such officer would otherwise be entitled to under his Employment Agreement. The following table assumes that the change in control event occurred on December 31, 2006. The actual amounts paid to the Named Executive Officers in connection with the merger transaction with Inland American will vary based on when the transaction is completed.

		Accrued			All Other
		Bonus and		Nonqualified	Compensation
		Severance	Stock	Deferred	including
	Salary	Bonus	Awards	Compensation	Benefits	Total
Name	($)	($) (1)	($) (2)	($)	($) (3)	($)
Robert W. Winston, III	$1,275,750	$850,500	$1,137,036	$—	$27,041	$3,290,327
Joseph V. Green	$1,102,500	$735,000	$1,274,027	$—	$27,041	$3,138,568
Kenneth R. Crockett	$976,500	$651,000	$1,172,572	$—	$26,806	$2,826,878
Brent V. West	$300,000	$400,000	$300,722	$—	$27,041	$1,027,763
James P. Frey	$243,000	$324,000	$259,475	$—	$25,240	$851,715

1.	Amount represents an accrued bonus payment equal to 100% of the Named Executive Officer’s base salary plus a severance bonus equal to 100% of the Named Executive Officer’s base salary. Under the Employment Agreements, the Names Executive Officers may receive an annual bonus in an amount equal to up to 100% of base salary.

2.	Reflects value of all unvested restricted shares that will vest upon event described above based on the closing market price of the Company’s common stock at December 29, 2006, which was $13.25.

3.	Represents the cost of continued health and other insurance benefits to be provided for 12 months after termination date.
Under the terms of our merger agreement with Inland American, at the closing of the merger, we or our successor must pay Messrs. Winston, Green, Crocket, West and Frey their respective severance payments.

DIRECTOR COMPENSATION
The Company’s primary means of compensating directors is the grant of restricted stock to each director. The Company also pays each director $1,500 per Board of Directors’ meeting and $500 per committee meeting attended. The Company also pays each director $1,000 for attending the special committee meetings regarding the merger. These same fees are paid for telephonic meetings of the Board or its committees that are more than 30 minutes in length. Directors are not paid for telephonic Board of Directors’ meetings and committee meetings that are less than 30 minutes in length. In addition, the Company will reimburse all directors for their out-of-pocket expenses incurred in connection with their service on the Board of Directors.
The following table presents information relating to total compensation of our directors for the fiscal year ended December 31, 2006. Robert W. Winston, III, our Chief Executive Officer, receives no compensation as a director.

		Fees
		Earned for
		Special			Non-
	Fees	Committee			Equity	Change in
	Earned or	Meetings		Option	Incentive	Pension and	All Other
	Paid in	Paid in	Stock	Awards	Plan	Non-qualified	Compensation
Name	Cash	2007	Awards (1)	(2)	Comp.	Deferred	(3)	Total
Charles M. Winston	$6,000	$—	$18,683	$—	$—	$—	$2,040	$26,723
Edwin B. Borden, Jr	$12,000	$11,000	$18,683	$—	$—	$—	$2,040	$43,723
Thomas F. Darden, II	$12,000	$13,000	$18,683	$—	$—	$—	$2,040	$45,723
Richard L. Daugherty	$9,000	$14,000	$18,683	$—	$—	$—	$2,040	$43,723
David C. Sullivan	$10,500	$14,000	$18,683	$—	$—	$—	$2,040	$45,223

1.	These amounts reflect the dollar amount recognized for financial statement reporting purposes for fiscal year ended December 31, 2006, in accordance with FAS 123R, for stock awards. On August 3, 2004, the Company issued 8,500 shares of Common Stock to each director, other than Robert W. Winston, III. These shares vested 20% immediately, 20% on the day of the Company’s annual meeting of shareholders in each of 2005 and 2006 and will vest 20% on the date of the Company’s annual meeting in each of 2007 and 2008 assuming the director remains a director of the Company on those dates. Each director is entitled to receive dividends paid on, and to vote, all such shares, whether vested or unvested. If we complete the Merger, the unvested shares will vest in full on the effective date of the Merger.

2.	These amounts reflect the dollar amount recognized for financial statement reporting purposes for fiscal year ended December 31, 2006, in accordance with FAS 123R, for stock awards. On May 18, 1999 the Company granted to each director, other than Robert W. Winston, III, 2,000 stock options. These options were 100% vested on the grant date at a price of $9.375.

3.	These amounts relate to dividends received on unvested restricted stock awards.
Compensation Committee Interlocks and Insider Participation on Compensation Decisions
No Compensation Committee interlocks or insider participation on compensation decisions exist. All members of our Compensation Committee are independent directors as defined by our Bylaws and Corporate Governance Guidelines and the listing standards of the NYSE.
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The following table sets forth information, as of April 11, 2007, regarding our common stock owned of record or known by us to be owned beneficially by:
•	each person beneficially owning 5% or more of the outstanding shares of common stock of our company;

•	each director of our company;

•	our chief executive officer, chief financial officer, each of the three other most highly paid executive officers of our company; and

•	the directors and executive officers of our company as a group.
The number of shares of common stock “beneficially owned” by each shareholder is determined under rules issued by the SEC regarding the beneficial ownership of securities. Under the SEC rules, beneficial ownership of our common stock includes any shares as to which the person or entity has sole or shared voting power or investment power.
Unless otherwise indicated in the footnotes, all such interests are owned directly, and the indicated person or entity has sole voting and investment power. The address for each of our directors and executive officers listed below is: c/o Winston Hotels, Inc., 2626 Glenwood Avenue, Suite 200, Raleigh, NC 27608.
SHARE OWNERSHIP OF MANAGEMENT AND CERTAIN BENEFICIAL OWNERS

	Shares Beneficially Owned
	Amount and Nature of		Percent
Name and Address of Beneficial Owner	Beneficial Ownership(1)		of Class (1) (12)
5% Holders:
Wells Fargo & Company 420 Montgomery Street San Francisco, CA 94104	1,903,442	(2)	6.5%
Barclays Global Investors, NA 45 Fremont Street San Francisco, CA 94105	1,947,358	(3)	6.6%

Directors and Executive Officers:
Charles M. Winston (Chairman of the Board)	732,369	(4)(10)	2.4%
Robert W. Winston, III (Director and Chief Executive Officer)	1,984,801	(5)(11)	6.5%
Joseph V. Green (President, Chief Financial Officer, Secretary and Treasurer)	255,099	(6)(11)	*
Kenneth R. Crockett (Executive Vice President and Chief Development Officer)	236,128	(7)(11)	*
Brent V. West (Vice President and Chief Accounting Officer)	65,565	(8)(11)	*
James P. Frey (Vice President)	55,835	(9)(11)	*
Thomas F. Darden, II (Director)	30,000	(10)	*
Richard L. Daugherty (Director)	52,481	(10)	*
Edwin B. Borden, Jr. (Director)	52,500	(10)	*
David C. Sullivan (Director)	29,776	(10)	*
All directors and executive officers as a group (10 persons)	3,173,756	(1)(4)(5)(6)(7)(8)(9)(10)(11)	10.4%

*	Less than one percent.

(1)	Assumes all WINN common units and outstanding stock options held by such person are redeemed for shares of common stock. Percent ownership assumes all outstanding WINN common units and outstanding stock options owned by each named person are redeemed for shares of common stock, but assumes that none of the outstanding WINN common units and outstanding stock options owned by other persons are redeemed.

(2)	Based on information contained in a Schedule 13G filing dated February 7, 2007, Wells Fargo & Company reported beneficial ownership of 1,903,442 shares, of which it had sole voting power over 1,805,672 shares, shared voting power over 0 shares, sole dispositive power over 1,900,796 shares and shared dispositive power over 0 shares.

(3)	Based on information contained in a Schedule 13G filing dated January 23, 2007, Barclays Global Investors, NA reported beneficial ownership of 1,947,358 shares, of which it had sole voting power over 1,854,691 shares, shared voting power over 0 shares, sole dispositive power over 1,947,358 shares and shared dispositive power over 0 shares.

(4)	Includes 105,643 shares issuable to Mr. Winston upon exercise of redemption rights with respect to WINN common units held directly by Mr. Winston. Also includes 109,516 shares issuable upon redemption of WINN common units held by WJS – Perimeter, Inc., a corporation owned 33.33% by Mr. Winston and of which he serves as a director; and 320,798 shares issuable upon redemption of WINN common units held by Cary Suites, Inc. (“Cary Suites”), a corporation owned 15.7% by Mr. Winston and 15.7% by Mr. Winston’s spouse. Also includes 10,000 shares owned by Mr. Winston’s spouse. Mr. Winston disclaims beneficial ownership of the WINN common units held by each of the corporations identified in footnote (5) below except to the extent of his direct ownership interest in such corporations.

(5)	Mr. Winston was issued 287,801 shares under the Incentive Plan from January 2000 through February 2007. Other than 13,793 shares received during 2003, all of which vested on the date of grant, all grants, including shares for which a deferred election has been made under the Deferred Compensation Plan, vest at a rate of 20% of the total shares granted on the date of the grant and 20% on each anniversary of the grant. Also includes 13,333 shares held by Charles M. Winston Associates, Limited Liability Limited Partnership, which is owned 33.33% by Mr. Winston and 33.33% by each of Mr. Winston’s sister and brother, respectively. Also includes 1,019,524 shares issuable upon redemption of WINN common units held by Cary Suites. Mr. Winston is the sole officer and director of Cary Suites and as such has voting and dispositive power over the 1,019,524 shares of our common stock issuable upon redemption of the WINN common units held by Cary Suites (the “Cary Suites Stock”). Cary Suites is owned 29.1% by Mr. Winston, 20.8% by Mr. Winston’s wife, 31.5% by Mr. Winston’s parents, 17.9% by trusts for the benefit of Mr. Winston’s children, and 0.7% by Mr. Winston’s sister. Mr. Winston’s father is Charles M. Winston, Chairman of our board of directors. Thus, these persons have the right to receive dividends from, and proceeds from the sale of, the Cary Suites Stock. Mr. Winston disclaims beneficial ownership of the Cary Suites Stock to the extent of his parents and sister’s ownership interest in Cary Suites.

(6)	Mr. Green was issued 255,099 shares under the Incentive Plan from January 1999 through February 2007. Other than 13,793 shares received during 2003, all of which vested on the date of grant, all grants, including shares for which a deferred election has been made under the Deferred Compensation Plan, vest at a rate of 20% of the total shares granted on the date of the grant and 20% on each anniversary of the grant.

(7)	Mr. Crockett was issued 228,628 shares under the Incentive Plan from January 1998 through February 2007. Other than 5,517 shares received during 2003, all of which vested on the date of grant, all grants, including shares for which a deferred election has been made under the Deferred Compensation Plan, vest at a rate of 20% of the total shares granted on the date of the grant and 20% on each anniversary of the grant.

(8)	Mr. West was issued 65,565 shares under the Incentive Plan from January 2000 through February 2007. Other than 2,759 shares received during 2003, all of which vested on the date of grant, all grants, including shares for which a deferred election has been made under the Deferred Compensation Plan, vest at a rate of 20% of the total shares granted on the date of the grant and 20% on each anniversary of the grant.

(9)	Mr. Frey was issued 55,835 shares under the Incentive Plan from January 2000 through February 2007. Other than 4,064 shares received during 2003, all of which vested on the date of grant, all grants, including shares for which a deferred election has been made under the Deferred Compensation Plan, vest at a rate of 20% of the total shares granted on the date of the grant and 20% on each anniversary of the grant.

(10)	Includes 8,500 shares of restricted stock issued to each director, other than Robert W. Winston, III, in August 2004 under the Incentive Plan. These restricted stock awards vested 20% immediately, 20% on the day of our annual meeting of shareholders in each of 2005 and 2006 and will vest 20% on the date of our annual meeting in each of 2007 and 2008 assuming the director remains a member of our board of directors on those dates. Each director is entitled to vote and receive the dividends paid on such shares. Also includes 2,000 shares subject to stock options exercisable within 60 days after April 11, 2007, granted to each director, other than Robert W. Winston, III, in May 1999. These options were 100% vested on the grant date.

(11)	Each of these executive officers has made a deferral election under the Deferred Compensation Plan as follows: Mr. Winston (230,190 shares); Mr. Green (213,298 shares); Mr. Crockett (189,157 shares); Mr. West (57,096 shares); and Mr. Frey (50,059 shares). These executive officers are not entitled to vote the deferred shares but do receive payments equal to the dividends he would have received if he had not deferred the shares, unless the executive officer has made an election to defer the dividend equivalent payments as well. These executive officers are entitled to vote and to receive dividends paid on the shares for which a deferral election has not been made. While subject to the merger agreement, we are not permitted to pay any dividends or make any other distribution, payable in cash, stock, property or otherwise on our common stock.

(12)	Percent of class calculated using 29,414,967 shares of common stock outstanding as of April 11, 2007
Please see the information provided in the section entitled “Securities Authorized for Issuance Under Equity Compensation Plan” in Item 5 of the 2006 10-K, which is incorporated herein by reference, for certain information regarding securities for issuance under the Incentive Plan.
Item 13. Certain Relationships and Related Transactions, and Director Independence.
CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
Minority Interest in Partnership. Certain hotel properties have been acquired, in part, by the WINN Limited Partnership (the “Partnership”), through the issuance of units of limited partnership interest in the Partnership to third parties. This equity interest in the Partnership held by these limited partners represents the Company’s minority interest. The Company’s minority interest is: (i) increased or decreased by its pro-rata share of the net income or net loss, respectively, of the Partnership; (ii) decreased by distributions; (iii) decreased by redemption of limited partnership units for cash or the Company’s common stock; and (iv) adjusted to equal the net equity of the Partnership multiplied by the limited partners’ ownership percentage immediately after each issuance of units and/or common stock of the Company through an adjustment to additional paid-in capital. Income (loss) is allocated to minority interest based on the weighted average percentage ownership throughout the period.
The Company is the general partner of, and, as of April 11, 2007, owned a 95.77% ownership interest in, the Partnership. The remaining 4.23% interest in the Partnership is owned by Hubbard Realty of Winston-Salem, Inc. (0.21%), Cary Suites, Inc. (3.32%), WJS – Perimeter, Inc. (0.36%), and Charles M. Winston (0.34%). Hubbard Realty of Winston-Salem, Inc. is owned by parties unrelated to the Company. Mr. Robert W. Winston, III, Chief Executive Officer of the Company, is the sole officer and director of Cary Suites. Cary Suites is a corporation owned 29.1% by Mr. Robert Winston, 20.8% by his wife, 15.75% by each of his parents, 17.9% by trusts for the benefit of his children, and 0.7% by his sister. Mr. Charles Winston serves as a director and owns a 33.33% ownership interest in WJS – Perimeter, Inc. The remaining 66.67% ownership interest in WJS – Perimeter, Inc. is owned by parties unrelated to the Company. Minority interest in the Partnership as of December 31, 2006 was $7,345,057. During 2006, minority interest in the Partnership received quarter minority interest distributions totaling $779,088.
Marsh Landing Joint Venture. During 2000, the Company entered into a joint venture, Marsh Landing Hotel Associates, LLC (“Marsh Landing Hotel Associates”), with Marsh Landing Investments, LLC (“MLI”) to develop and own hotel properties. The Company currently owns a 49% interest in both Marsh Landing Hotel Associates, which owns the Ponte Vedra, Florida Hampton Inn, and Marsh Landing Lessee Company, LLC (“Marsh Landing Lessee”), which leases the hotel from Marsh Landing Hotel Associates. MLI owns a 51% interest in each of Marsh Landing Hotel Associates and Marsh Landing Lessee. MLI is owned by Mr. Charles M. Winston, Chairman of the Board, and his brother Mr. James H. Winston, a former member of the Board. The results of operations and the balance sheet of these joint ventures are consolidated in the Company’s consolidated financial statements pursuant to FIN 46R and all inter-company accounts are eliminated. During 2006, MLI received quarterly distributions from the joint ventures totaling $235,529.
Chapel Hill Joint Venture. During 2003, the Company entered into a joint venture, Chapel Hill Hotel Associates, LLC (“Chapel Hill Hotel Associates”), with Chapel Hill Investments, LLC (“CHI”) to develop and own hotel properties. The Company currently owns a 48.78% interest in both Chapel Hill Hotel Associates, which owns the Chapel Hill Courtyard by Marriott, and Chapel Hill Lessee Company, LLC (“Chapel Hill Lessee”), which leases the Chapel Hill Courtyard by Marriott from Chapel Hill Hotel Associates. CHI owns a 51.22% interest in each of Chapel Hill Hotel Associates and Chapel Hill Lessee. The Company has also invested $1.3 million in exchange for a preferred equity interest in Chapel Hill Hotel Associates. The Company’s preferred investment bears interest at 30-day LIBOR plus 5.885%. CHI is owned 52% by Charles M. Winston, Chairman of the Board, and his brother James H. Winston, a former member of the Board, collectively, and 48% by three other unaffiliated owners collectively. The results of operations and the balance sheet of these joint ventures are consolidated in the Company’s consolidated financial statements pursuant to FIN 46R and all inter-company accounts are eliminated. During 2006, CHI received quarterly distributions from the joint ventures totaling $317,300.

Any related party transaction required to be disclosed pursuant to this Item 13 must be approved by the Board or by a committee of the Board consisting solely of independent directors.
DIRECTOR INDEPENDENCE
Please see the information provided in the section entitled “Committees And Meetings Of Our Board Of Directors — Independence of Our Board of Directors” in Item 10 of this Annual Report on Form 10-K/A, which is incorporated herein by reference, for certain information regarding directors independence.
Item 14. Principal Accounting Fees and Services.
Aggregate fees for professional services rendered for the Company by PricewaterhouseCoopers LLP as of and for the years ended December 31, 2006 and 2005, were:

	2006	2005
Audit	$494,192	$375,000
Audit Related	$—	$—
Tax	$—	$—
All Other	$5,763	$11,580

Total	$499,955	$386,580

The audit fees for the years ended December 31, 2006 and 2005 were for professional services rendered for the audits of the consolidated financial statements of the Company, services rendered during the attestation engagement relating to section 404 of the Sarbanes-Oxley Act of 2002, assurance and related services related to the consultation services regarding the Company’s debt defeasance, and services related to the issuance of comfort letters and assistance with the review of documents filed with the SEC for the Company common stock offering in August 2006. All other fees for the years ended December 31, 2006 and 2005 were for services relating to the Company’s 13.05% share of the stand alone audit fees for one of its unconsolidated joint ventures.
Our Board of Director’s audit committee has determined that the provision of non-audit services performed by PricewaterhouseCoopers LLP during 2006 and 2005 is compatible with maintaining their independence from Winston Hotels, Inc. as our independent registered public accounting firm.
PRE-APPROVAL POLICIES AND PROCEDURES
The Audit Committee pre-approves all audit and non-audit services provided by the independent registered public accounting firm.
PART IV.
Item 15. Exhibits and Financial Statement Schedules.
     (a) Exhibits filed:
The exhibits set forth below under “Exhibit Index” are incorporated herein by reference.
Management contracts or compensatory plans are filed as Exhibits 10.11, 10.12, 10.13, 10.13a, and 10.23 through 10.38.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WINSTON HOTELS, INC.
By:	/s/ Robert W. Winston, III
Robert W. Winston, III
Chief Executive Officer

Date: April 30, 2007

EXHIBIT INDEX

Number	Exhibit
2.1	Agreement and Plan of Merger, dated February 21, 2007, by and among Winston Hotels, Inc., WINN Limited Partnership, Wilbur Acquisition Holding Company, LLC and Wilbur Acquisition, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 001-13233) as filed with the Securities and Exchange Commission on February 23, 2007).

2.2	Agreement and Plan of Merger, dated April 2, 2007, by and among Winston Hotels, Inc., WINN Limited Partnership, Inland American Real Estate Trust, Inc., and Inland American Acquisition (Winston), LLC. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 001-13233) as filed with the Securities and Exchange Commission on April 3, 2007).

3.1	Restated Articles of Incorporation, as amended (incorporated by reference to (i) Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-13233) as filed with the Securities and Exchange Commission on August 4, 1999, (ii) Exhibit 4.4(b) to the Company’s Registration Statement on Form 8-A (File No. 001-13233) as filed with the Securities and Exchange Commission on January 30, 2004, and (iii) Exhibit 3.1(b) to the Company’s Quarterly Report on Form 10-Q (File No. 001-13233) as filed with the Securities and Exchange Commission on August 5, 2005).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K (File No. 001-13233) as filed with the Securities and Exchange Commission on March 19, 2001).

4.1	Specimen certificate for common stock (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-11 (File No. 333-7662) as filed with the Securities and Exchange Commission, effective May 25, 1994).

4.2	Specimen certificate for 8.00% Series B Cumulative Preferred Stock (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form 8-A (File No. 001-13233) as filed with the Securities and Exchange Commission on January 30, 2004).

4.3	Form of Articles of Amendment to the Restated Articles of Incorporation Establishing and Fixing the Rights and Preferences of the 8.00% Series B Cumulative Preferred Stock (incorporated by reference to Exhibit 4.4(b) to the Company’s Registration Statement on Form 8-A (File No. 001-13233) as filed with the Securities and Exchange Commission on January 30, 2004).

10.1	Second Amended and Restated Agreement of Limited Partnership of WINN Limited Partnership (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-13233) as filed with the Securities and Exchange Commission on July 24, 1997).

10.2	Amendment No. 1 dated September 11, 1997, to Second Amended and Restated Agreement of Limited Partnership of WINN Limited Partnership (incorporated by reference to Exhibit 99.1 to the Company’s Current Report on Form 8-K (File No. 001-13233) as filed with the Securities and Exchange Commission on September 15, 1997).

10.3	Amendment No. 2 dated December 31, 1997, to Second Amended and Restated Agreement of Limited Partnership of WINN Limited Partnership (incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K (File No. 001-13233) as filed with the Securities and Exchange Commission on March 27, 1998, and as amended by Form 10-K/A filed with the Securities and Exchange Commission on April 1, 1998).

Number	Exhibit
10.4	Amendment No. 3 dated September 14, 1998, to Second Amended and Restated Agreement of Limited Partnership of WINN Limited Partnership (incorporated by reference to Exhibit 10.4 to the Company’s Annual Report on Form 10-K (File No. 001-13233) as filed with the Securities and Exchange Commission on March 17, 2000).

10.5	Amendment No. 4 dated October 1, 1999, to Second Amended and Restated Agreement of Limited Partnership of WINN Limited Partnership (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-13233) as filed with the Securities and Exchange Commission on November 12, 1999).

10.6	Amendment No. 5 dated as of January 1, 2002, to Second Amended and Restated Agreement of Limited Partnership of WINN Limited Partnership (incorporated by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K (File No. 001-13233) as filed with the Securities and Exchange Commission on March 15, 2002).

10.7	Amendment No. 6 dated as of April 2, 2002, to Second Amended and Restated Agreement of Limited Partnership of WINN Limited Partnership (incorporated by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K (File No. 001-13233) as filed with the Securities and Exchange Commission on March 14, 2003).

10.8	Amendment No. 7 dated as of October 10, 2003, to Second Amended and Restated Agreement of Limited Partnership of WINN Limited Partnership (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-13233) as filed with the Securities and Exchange Commission on November 12, 2003).

10.9	Amendment No. 8 dated as of February 24, 2004, to Second Amended and Restated Agreement of Limited Partnership of WINN Limited Partnership (incorporated by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K (File No. 001-13233) as filed with the Securities and Exchange Commission on March 12, 2004).

10.9a	Amendment No. 9 dated as of May 9, 2006, to Second Amended and Restated Agreement of Limited Partnership of WINN Limited Partnership (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-13233) as filed with the Securities and Exchange Commission on November 9, 2006).

10.9b	Amendment No. 10 dated as of September 12, 2006, to Second Amended and Restated Agreement of Limited Partnership of WINN Limited Partnership (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 001-13233) as filed with the Securities and Exchange Commission on November 9, 2006).

10.11	Winston Hotels, Inc. Stock Incentive Plan as amended May 1998 (incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-8 (File No. 333-60079) as filed with the Securities and Exchange Commission on July 29, 1998 (Registration No. 333-60079)).

10.12	Amendments to Winston Hotels, Inc. Stock Incentive Plan as amended May 1998 (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K (File No. 001-13233) as filed with the Securities and Exchange Commission on October 14, 2003).

10.13	Amended and Restated Winston Hotels, Inc. Executive Deferred Compensation Plan (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K (File No. 001-13233) as filed with the Securities and Exchange Commission on October 14, 2003).

Number	Exhibit
10.13a	Winston Hotels, Inc. Executive Deferred Compensation Plan, as Amended and Restated (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-13233) as filed with the Securities and Exchange Commission on December 20, 2006).

10.14	Loan Agreement by and between Winston SPE LLC and CMF Capital Company LLC dated November 3, 1998 (incorporated by reference to Exhibit 10.01 to the Company’s Quarterly Report on Form 10-Q (File No. 001-13233) as filed with the Securities and Exchange Commission on November 16, 1998, and as amended on Form 10-Q/A filed with the Securities and Exchange Commission on February 23, 1999).

10.15	Promissory note dated November 3, 1998 by and between Winston SPE LLC and CMF Capital Company, LLC (incorporated by reference to Exhibit 10.02 to the Company’s Quarterly Report on Form 10-Q (File No. 001-13233) as filed with the Securities and Exchange Commission on November 16, 1998, and as amended on Form 10-Q/A filed with the Securities and Exchange Commission on February 23, 1999).

10.16	Master Repurchase Agreement Between Marathon Structured Finance Fund, LP and Winston Finance Partners LLC dated as of October 5, 2004 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-13233) as filed with the Securities and Exchange Commission on October 12, 2004).

10.16a	First Amendment to Master Repurchase Agreement Between Marathon Structured Finance Fund, LP and Winston Finance Partners LLC dated as of April 4, 2006 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 10-Q (File No. 001-13233) as filed with the Securities and Exchange Commission on May 10, 2006).

10.17	Loan Agreement dated as of March 11, 2005 by and between Winston SPE II LLC and General Electric Capital Corporation (incorporated by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K (File No. 001-13233) as filed with the Securities and Exchange Commission on March 16, 2005).

10.17a	First Amendment to Loan Agreement by and between Winston SPE II LLC and General Electric Capital Corporation, dated as of June 8, 2005 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 10-Q (File No. 001-13233) as filed with the Securities and Exchange Commission on May 10, 2006).

10.18	Second Amendment to Loan Agreement by and between Winston SPE II LLC and General Electric Capital Corporation, dated as of October 31, 2005 (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-13233) as filed with the Securities and Exchange Commission on November 7, 2005).

10.19	Form of Mortgage Security Agreement and Fixture Filing dated March 11, 2005 by Winston SPE II LLC (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K (File No. 001-13233) as filed with the Securities and Exchange Commission on March 16, 2005).

10.20	Form of Deed of Trust, Security Agreement and Fixture Filing dated March 11, 2005 by Winston SPE II LLC (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K (File No. 001-13233) as filed with the Securities and Exchange Commission on March 16, 2005).

10.21	Form Master Lease Agreement dated as of January 1, 2005 with Barclay Hospitality Services, Inc., our TRS Lessee (incorporated by reference to Exhibit 10.30 to the Company’s Annual Report on Form 10-K (File No. 001-13233) as filed with the Securities and Exchange Commission on March 16, 2005).

Number	Exhibit
10.22	Hotel Management Agreement by and between Barclay Hospitality Services, Inc. and Alliance Hospitality Management, LLC, dated as of July 1, 2003 (incorporated by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q (File No. 001-13233) as filed with the Securities and Exchange Commission on August 13, 2003).

10.23	Employment Agreement, dated January 2, 2003, by and between Robert W. Winston, III and Winston Hotels, Inc. (incorporated by reference to Exhibit 10.21 to the Company’s Annual Report on Form 10-K (Filed No. 001-13233) as filed with the Securities and Exchange Commission on March 14, 2003).

10.24	Amendment No. 1 dated January 1, 2005 to Employment Agreement, dated January 2, 2003, by and between Robert W. Winston, III and Winston Hotels, Inc. (incorporated by reference to Exhibit 10.34 to the Company’s Annual Report on Form 10-K (File No. 001-13233) as filed with the Securities and Exchange Commission on March 16, 2005).

10.25	Employment Agreement dated January 2, 2003, by and between Kenneth R. Crockett and Winston Hotels, Inc. (incorporated by reference to Exhibit 10.22 to the Company’s Annual Report on Form 10-K (File No. 001-13233) as filed with the Securities and Exchange Commission on March 14, 2003).

10.26	Amendment No. 1 dated January 1, 2005 to Employment Agreement dated January 2, 2003, by and between Kenneth R. Crockett and Winston Hotels, Inc. (incorporated by reference to Exhibit 10.36 to the Company’s Annual Report on Form 10-K (File No. 001-13233) as filed with the Securities and Exchange Commission on March 16, 2005).

10.27	Amendment No. 2 dated February 14, 2006 to Employment Agreement dated January 2, 2003, by and between Kenneth R. Crockett and Winston Hotels, Inc. (incorporated by reference to the description in Item 1.01 of the Company’s Current Report on Form 8-K (File No. 001-13233) as filed with the Securities and Exchange Commission on February 17, 2006).

10.28	Employment Agreement dated January 2, 2003, by and between Joseph V. Green and Winston Hotels, Inc. (incorporated by reference to Exhibit 10.23 to the Company’s Annual Report on Form 10-K (File No. 001-13233) as filed with the Securities and Exchange Commission on March 14, 2003).

10.29	Amendment No. 1 dated January 1, 2005 to Employment Agreement dated January 2, 2003, by and between Joseph V. Green and Winston Hotels, Inc. (incorporated by reference to Exhibit 10.38 to the Company’s Annual Report on Form 10-K (File No. 001-13233) as filed with the Securities and Exchange Commission on March 16, 2005).

10.30	Employment Agreement dated March 30, 2004, by and between Brent V. West and Winston Hotels, Inc. (incorporated by reference to Exhibit 10.39 to the Company’s Annual Report on Form 10-K (File No. 001-13233) as filed with the Securities and Exchange Commission on March 16, 2005).

10.31	Amendment No. 1 dated January 1, 2005 to Employment Agreement dated March 30, 2004, by and between Brent V. West and Winston Hotels, Inc. (incorporated by reference to Exhibit 10.40 to the Company’s Annual Report on Form 10-K (File No. 001-13233) as filed with the Securities and Exchange Commission on March 16, 2005).

10.32	Employment Agreement dated March 30, 2004, by and between James P. Frey and Winston Hotels, Inc. (incorporated by reference to Exhibit 10.41 to the Company’s Annual Report on Form 10-K (File No. 001-13233) as filed with the Securities and Exchange Commission on March 16, 2005).

10.33	Amendment No. 1 dated January 1, 2005 to Employment Agreement dated March 30, 2004, by and between James P. Frey and Winston Hotels, Inc. (incorporated by reference to Exhibit 10.42 to the Company’s Annual Report on Form 10-K (File No. 001-13233) as filed with the Securities and Exchange Commission on March 16, 2005).

Number	Exhibit
10.34	Summary of 2004 and 2005 executive officer compensation (incorporated by reference to the description in Item 1.01 of the Company’s Current Report on Form 8-K (File No. 001-13233) as filed with the Securities and Exchange Commission on February 7, 2005).

10.35	Summary of 2004 and 2005 Non-Employee Director compensation (incorporated by reference to the description in Item 1.01 of the Company’s Current Report on Form 8-K (File No. 001-13233) as filed with the Securities and Exchange Commission on February 7, 2005).

10.36	Summary of 2005 and 2006 executive officer compensation (incorporated by reference to the description in Item 1.01 of the Company’s Current Report on Form 8-K (File No. 001-13233) as filed with the Securities and Exchange Commission on February 17, 2006).

10.37	Summary of 2005 and 2006 Non-Employee Director compensation (incorporated by reference to the description in Item 1.01 of the Company’s Current Report on Form 8-K (File No. 001-13233) as filed with the Securities and Exchange Commission on February 17, 2006).

10.38	Summary of 2006 and 2007 Executive Officer and Non-Employee Director compensation (incorporated by reference to Exhibit 10.38 to the Company’s Annual Report on Form 10-K (File No. 001-13233) as filed with the Securities and Exchange Commission on March 16, 2007).

10.39	Put Agreement, dated February 20, 2007, between Canpartners Realty Holding Company IV LLC and WINN Limited Partnership (incorporated by reference to the description in Item 10.1 of the Company’s Current Report on Form 8-K (File No. 001-13233) as filed with the Securities and Exchange Commission on February 23, 2006).

10.40	Form of Loan Agreement by and between General Electric Capital Corporation and a special purpose entity of Winston Hotels, Inc., dated as of May 9, 2006 (incorporated by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q (File No. 001-13233) as filed with the Securities and Exchange Commission on May 10, 2006).

10.41	Defeasance Pledge and Security Agreement, by and among Winston SPE LLC, Wells Fargo Bank, N.A. and Wachovia Bank, National Association, dated as of May 9, 2006 (incorporated by reference to Exhibit 10.4 to the Company’s Quarterly Report on Form 10-Q (File No. 001-13233) as filed with the Securities and Exchange Commission on May 10, 2006).

10.42	Defeasance Assignment, Assumption and Release Agreement by and among Winston SPE LLC, Wells Fargo Bank, N.A., SB Winston Holdings, LLC and Wachovia Bank, National Association, dated as of May 9, 2006 (incorporated by reference to Exhibit 10.5 to the Company’s Quarterly Report on Form 10-Q (File No. 001-13233) as filed with the Securities and Exchange Commission on May 10, 2006).

12.1	Statement Regarding Computation of Ratios (incorporated by reference to Exhibit 12.1 to the Company’s Annual Report on Form 10-K (File No. 001-13233) as filed with the Securities and Exchange Commission on March 16, 2007).

21.1	Subsidiaries of the Registrant (incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K (File No. 001-13233) as filed with the Securities and Exchange Commission on March 16, 2007).

23.1	Consent of Independent Registered Public Accounting Firm (PricewaterhouseCoopers LLP) (incorporated by reference to Exhibit 23.1 to the Company’s Annual Report on Form 10-K (File No. 001-13233) as filed with the Securities and Exchange Commission on March 16, 2007).

Number	Exhibit
31.1*	Certification of Principal Executive Officer of Annual Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a).
31.2*	Certification of Principal Financial Officer of Annual Report Pursuant to Rule 13a-14(a) or Rule 15d-14(a).

*	Filed herewith.