Form 10-Q
period 2007-03-31
WINSTON HOTELS INC
filed 2007-05-08
CIK 920605

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant To Section 13 Or 15(d) Of The Securities Exchange Act Of 1934
For The Quarterly Period Ended March 31, 2007
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
As of April 30, 2007, there were 29,414,847 shares of the registrant’s Common Stock, $0.01 par value per share, outstanding.

SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS
Certain matters discussed throughout this Form 10-Q and documents incorporated herein by reference that are not historical facts are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995 and accordingly, involve estimates, projections, goals, forecasts, and assumptions, and are subject to risks and uncertainties that could cause actual operating results to differ materially from those expressed or implied in the forward looking statements. Any forward-looking statement is based on information current as of the date of this report and speaks only as of the date on which such statement is made. Winston Hotels, Inc. does not undertake any obligations to update any forward-looking statement or statements to reflect events or circumstances after the date on which such statement is made.
When we use the words “guidance,” “project,” “target,” “may,” “will,” “expect,” “anticipate,” “estimate,” “believe,” “continue,” “will likely result,” “should,” “intend,” or similar expressions, we intend to identify forward-looking statements. You should not place undue reliance on these forward-looking statements. These forward-looking statements include information about possible or assumed future results of our business, financial condition, liquidity, results of operations, plans, and objectives. Examples of factors that you should consider with respect to any forward-looking statements made throughout this document include, but are not limited to, the following:
•	risks and uncertainties related to the previously announced merger transaction with Inland American Real Estate Trust, Inc., including, among other things:
•	the occurrence of any event, change or other circumstances that could give rise to the termination of the merger agreement;

•	the outcome of any legal proceedings that have been or may be instituted against our company or our operating partnership and others relating to the merger agreement;

•	the inability to complete the merger and the other transactions contemplated by the merger agreement due to the failure to obtain the requisite common shareholder approval or the failure to satisfy other conditions to consummation of the merger and the other transactions contemplated by the merger agreement;

•	the failure of the merger and the other transactions contemplated by the merger agreement to be completed for any other reason;

•	the risks that the merger and the other transactions contemplated by the merger agreement divert the attention of our employees;

•	the significant restrictions on our business activities, including our ability to pay dividends on our common stock, that are imposed on us and our subsidiaries by the merger agreement; and

•	the effect of the announcement of the merger and the other transactions contemplated by the merger agreement on our stock price, customer relationships, operating results and business generally;
•	the failure to purchase the previously announced New York hotels;

•	lower than expected revenue per available room, occupancy, average daily rates, and gross operating margins;

•	impact on our hotels and the markets in which we operate from terrorist attacks and natural disasters;

•	changes in general economic conditions, which affect the travel industry;

•	the degree and nature of our direct competition;

•	properties held for sale will not sell;

•	franchise licenses will not be renewed;

•	financing risks including the inability to obtain financing on favorable terms, if at all;

•	development risks including the risks of construction delays and cost overruns, non-issuance or delay of issuance of governmental permits, zoning restrictions;

•	the increase of development costs in connection with projects that are not pursued to completion;

•	non-payment of hotel loans made to third parties; and

•	the failure to make additional hotel loans and investments in non-distressed and distressed hotel assets.
Many but not all risk factors that may impact actual results are discussed in PART I, Item 1A-“Risk Factors” of the Company’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2006, which you should carefully read. All such factors are difficult to predict, contain uncertainties that may materially affect actual results, and may be beyond the control of Winston Hotels, Inc. New factors emerge from time to time, and it is not possible for the Company to predict all such factors, nor can it assess the effect of such factors on Winston Hotels, Inc.

Item 1. Financial Statements
WINSTON HOTELS, INC.
UNAUDITED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	March 31, 2007	December 31, 2006

ASSETS
Land	$59,597	$59,803
Buildings and improvements	427,651	430,968
Furniture and equipment	66,883	66,745

Operating properties	554,131	557,516
Less accumulated depreciation	139,835	140,826

	414,296	416,690
Properties under development and land for development	5,192	11,748

Net investment in hotel properties	419,488	428,438

Assets held for sale	11,834	10,327
Corporate furniture, fixtures and equipment, net	520	551
Cash	43,363	7,822
Accounts receivable, net	3,149	2,723
Notes receivable	29,530	52,146
Investment in joint ventures	3,927	4,210
Deferred expenses, net	8,792	9,490
Prepaid expenses and other assets	16,188	14,135
Deferred tax asset	10,506	10,367

Total assets	$547,297	$540,209

LIABILITIES, MINORITY INTEREST AND SHAREHOLDERS’ EQUITY

Lines of credit	$5,250	$7,850
Mortgage loans	240,707	231,694
Accounts payable and accrued expenses	18,889	21,479
Distributions payable	1,840	6,413

Total liabilities	266,686	267,436

Minority interest	15,592	13,804

Commitments and contingencies (See Notes 2 and 14)	—	—

Shareholders’ equity:
Preferred stock, Series B, $.01 par value, 5,000 shares authorized, 3,680 shares issued and outstanding (liquidation preference of $93,840)	37	37
Common stock, $.01 par value, 50,000 shares authorized, 29,415 and 29,191 shares issued and outstanding at March 31, 2007 and December 31, 2006, respectively	294	292
Additional paid-in capital	352,312	351,274
Distributions in excess of earnings	(87,624)	(92,634)

Total shareholders’ equity	265,019	258,969

Total liabilities, minority interest and shareholders’ equity	$547,297	$540,209

See Notes to the Consolidated Financial Statements

WINSTON HOTELS, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

Three Months Ended March 31,	2007	2006

Operating revenue:
Rooms	$39,613	$33,268
Food and beverage	2,448	1,993
Other operating departments	1,257	1,082
Joint venture fee income	68	52

Total operating revenue	43,386	36,395

Hotel operating expenses:
Rooms	7,903	6,934
Food and beverage	1,920	1,696
Other operating departments	948	819
Undistributed operating expenses:
Property operating expenses	9,100	7,597
Real estate taxes and property and casualty insurance	2,112	1,716
Franchise costs	2,756	2,251
Maintenance and repair	2,139	1,882
Management fees	1,528	1,293
General and administrative	6,328	3,028
Depreciation	5,591	4,691
Amortization	546	489

Total operating expenses	40,871	32,396

Operating income	2,515	3,999

Extinguishment of debt	(272)	—
Loss on sale of note receivable	(5,322)	—
Interest and other income	1,720	1,386
Interest expense	(3,896)	(4,412)

Income (loss) before allocation to minority interest in Partnership, allocation to minority interest in consolidated joint ventures, income taxes, and equity in income of unconsolidated joint ventures	(5,255)	973
Loss allocation to minority interest in Partnership	237	34
Loss allocation to minority interest in consolidated joint ventures	213	134
Income tax expense	(11)	(27)
Equity in income of unconsolidated joint ventures	1,304	22

Income (loss) from continuing operations	(3,512)	1,136
Discontinued operations:
Income from discontinued operations	366	895
Gain on sale of discontinued operations	9,996	4,249

Net income	6,850	6,280
Preferred stock distribution	(1,840)	(1,840)

Net income available to common shareholders	$5,010	$4,440

Basic weighted average number of common shares outstanding	28,974	26,418

Diluted weighted average number of common shares outstanding	28,974	26,418

Income (loss) per common share basic and diluted:
Loss from continuing operations	$(0.18)	$(0.03)
Income from discontinued operations	0.35	0.20

Net income available to common shareholders	$0.17	$0.17

Per share dividends to common shareholders	$—	$0.15

See Notes to the Consolidated Financial Statements

WINSTON HOTELS, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
FOR THE THREE MONTHS ENDED MARCH 31, 2007
(in thousands, except per share amounts)

					Additional	Distributions	Total
	Preferred Stock		Common Stock		Paid-in	In Excess of	Shareholders’
	Shares	Dollars	Shares	Dollars	Capital	Earnings	Equity
Balances at December 31, 2006	3,680	$37	29,191	$292	$351,274	$(92,634)	$258,969
Issuance of shares and other	—	—	224	2	8	—	10
Restricted stock expense recognition	—	—	—	—	1,030	—	1,030
Distributions ($0.50 per preferred B share)	—	—	—	—	—	(1,840)	(1,840)
Net income	—	—	—	—	—	6,850	6,850

Balances at March 31, 2007	3,680	$37	29,415	$294	$352,312	$(87,624)	$265,019

See Notes to the Consolidated Financial Statements

WINSTON HOTELS, INC.
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in thousands)

Three Months Ended March 31,	2007	2006

Cash flows from operating activities:
Net income	$6,850	$6,280
Adjustments to reconcile net income to net cash provided by operating activities:
Income allocation to minority interest	221	215
Loss allocation to minority interest in consolidated joint ventures	(213)	(134)
Depreciation	5,774	5,405
Amortization	549	498
Deferred income tax benefit	(139)	(183)
Extinguishment of debt	272	—
Loss on sale of note receivable	5,322	—
Gain on sale of hotel properties	(10,438)	(4,455)
Equity in income of unconsolidated joint ventures	(1,304)	(22)
Distributions from joint ventures	401	71
Unearned compensation amortization	1,030	836
Changes in assets and liabilities:
Accounts receivable	(426)	243
Prepaid expenses and other assets	(2,053)	(1,892)
Accounts payable and accrued expenses	(2,904)	(722)

Net cash provided by operating activities	2,942	6,140

Cash flows from investing activities:
Investment in hotel properties	(10,360)	(9,267)
Proceeds from sale of state historic tax credits	2,923	—
Proceeds from sale of hotel properties	19,644	8,461
Issuance of notes receivable	(1,294)	(806)
Collection and sale of notes receivable	18,833	17
Distributions from (investment in) unconsolidated joint ventures	1,186	(7,391)
Deposit for potential hotel acquisitions	—	(6,625)
Franchise and loan origination costs	(60)	(186)

Net cash provided by (used in) investing activities	30,872	(15,797)

Cash flows from financing activities:
Net increase (decrease) in lines of credit	(2,600)	20,300
Proceeds from mortgage loans	9,209	3,406
Payment of mortgage loans	(196)	(611)
Distributions to shareholders	(6,218)	(5,816)
Distributions to minority interest in partnership	(195)	(195)
Contributions from (distributions to) minority interest in consolidated joint ventures	1,790	(97)
Deposit for new CMBS rate lock	—	(3,000)
Fees paid in connection with financing activities	(63)	(483)

Net cash provided by financing activities	1,727	13,504

Net increase in cash	35,541	3,847
Cash at beginning of period	7,822	15,047

Cash at end of period	$43,363	$18,894

Supplemental disclosure:
Cash paid for income taxes	$40	$170
Cash paid for interest (net of amounts capitalized)	$3,108	$4,788

See Notes to the Consolidated Financial Statements

WINSTON HOTELS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands, except per share amounts)
1. ORGANIZATION
Winston Hotels, Inc. (the “Company”), headquartered in Raleigh, North Carolina, owns and develops hotel properties directly and through joint ventures, provides and acquires hotel loans, and provides hotel development and asset management services. The Company conducts substantially all of its operations through its operating partnership, WINN Limited Partnership (the “Partnership”). The Company and the Partnership (together with the Partnership’s wholly owned subsidiaries) are collectively referred to as the “Company”. As of March 31, 2007, the Company’s ownership interest in the Partnership was 95.77% (See Note 4). The Company operates so as to qualify as a real estate investment trust (“REIT”) for federal income tax purposes under Sections 853-860 of the Internal Revenue Code of 1986, as amended.
As of March 31, 2007, the Company owned or was invested in 51 hotel properties in 18 states, having an aggregate of 6,911 rooms. This included 43 wholly owned properties with an aggregate of 5,877 rooms, a 41.7% ownership interest in a joint venture that owned one hotel with 121 rooms, a 60% ownership interest in a joint venture that owned one hotel with 138 rooms, a 49% ownership interest in a joint venture that owned one hotel with 118 rooms, a 48.78% ownership interest in a joint venture that owned one hotel with 147 rooms, a 13.05% ownership interest in a joint venture that owned three hotels with an aggregate of 387 rooms, and a 0.21% ownership interest in a joint venture that owned one hotel with 123 rooms for which substantially all of the profit or loss generated by the joint venture is allocated to the Company. As of March 31, 2007, the Company also had $29.5 million in loan receivables from owners of several hotels. The Company does not hold an ownership interest in any of the hotels for which it has provided debt financing.
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
Under the REIT Modernization Act of 1999 (the “RMA”), which became effective January 1, 2001, a REIT is permitted to lease hotels to wholly owned taxable REIT subsidiaries of the REIT (“TRS Lessees”). The Company has formed two taxable REIT subsidiaries, Barclay Hospitality Services Inc. (“Barclay Hospitality”) and Barclay Holding, Inc. (“Barclay Holding”) (collectively, “Barclay”). As of March 31, 2007, 42 of the Company’s 43 wholly owned hotels were operated under leases with Barclay Hospitality. The remaining wholly owned hotel, the Hampton Inn & Suites Baltimore Inner Harbor in Maryland, was leased to an entity owned 0.1% by Barclay Holding. One joint venture hotel, the Chapel Hill, NC Courtyard by Marriott, was leased to an entity owned 48.78% by Barclay Holding. A second joint venture hotel, the Ponte Vedra, FL Hampton Inn, was leased to an entity owned 49% by Barclay Holding. A third joint venture hotel, the Stanley Hotel in Estes Park, CO, was leased to an entity owned 60% by Barclay Holding. A fourth joint venture hotel, the Kansas City, MO Courtyard by Marriott, was leased directly to Barclay Holding. A fifth joint venture hotel, the Akron, OH Hilton Garden Inn, was leased to an entity owned 41.7% by Barclay Holding. The remaining three joint venture hotels, the West Des Moines, IA Fairfield Inn & Suites, the Houston, TX SpringHill Suites and the West Des Moines, IA SpringHill Suites by Marriott were leased to entities owned 13.05% by Barclay Holding.
To qualify as a REIT, the Company cannot operate hotels. The Company’s taxable REIT subsidiaries engage hotel management companies to operate the hotels under management contracts. Under these management contracts, the Company’s third-party managers have direct control of the daily operations of the Company’s hotels. As of March 31, 2007, Alliance Hospitality Management, LLC managed 40 of the Company’s 51 hotels, Marriott International managed six hotels, Concord Hospitality Enterprises Company managed three hotels, and Promus Hotels, Inc., an

WINSTON HOTELS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands, except per share amounts)
affiliate of Hilton Hotels Corporation and GHG-Stanley Management, LLC each managed one hotel. Marriott reports the operating results for the hotels it manages on a fiscal year consisting of thirteen four-week periods. Therefore, for the six Marriott-managed hotels, the Company’s fiscal year will reflect twelve weeks of operations for each of the first three quarters of the year and sixteen weeks for the fourth quarter of the year. Therefore, in any given quarterly period, period-over-period results will have different ending dates for the Marriott managed hotels.
2. PROPOSED MERGER
On February 21, 2007, the Company entered into a definitive agreement and plan of merger with affiliates of Och-Ziff Real Estate and Norge Churchill, Inc. (“Och-Ziff”). On March 8, 2007, the Company received an unsolicited offer from Inland American Real Estate Trust, Inc. (“Inland”) to acquire all of the outstanding common stock of the Company for $15.00 per share, together with all of the common units of the Partnership for $15.00 per unit. On March 27, 2007, the Company received a letter from Inland confirming their prior offer to acquire the Company’s common stock and the Partnership’s common units, and also providing that Inland would acquire all of the Company’s 8.00% Series B Cumulative preferred stock (“Series B Preferred Stock”). On April 2, 2007, in connection with the decision by the Board of Directors and the independent Special Committee of the Board of Directors of the Company to enter into an agreement and plan of merger with Inland, the Company terminated its agreement and plan of merger with Och-Ziff (“Och-Ziff Merger Agreement”). On April 2, 2007, the Company entered into an agreement and plan of merger (the “Merger Agreement”) with Inland and Inland American Acquisition (Winston), LLC, a wholly-owned Subsidiary of Inland (“IAA” and together with Inland, “Inland”).
Pursuant to the Merger Agreement, at the effective time of the Merger (the “Effective Time”) (i) the Company will merge with and into IAA, with IAA continuing as the surviving entity (the “Merger”), and (ii) Inland will purchase one hundred (100) common units of partnership interest in the Partnership for a purchase price of one hundred dollars, whereby Inland will become a limited partner of the Partnership. Under the terms of the Merger Agreement, at the Effective Time:
1)	each common unit of IAA shall be converted into one validly issued, fully paid and nonassessable common unit of the surviving entity of the merger;

2)	each share of the Company’s common stock issued and outstanding immediately prior to the Effective Time (other than shares owned by the Company, Inland and their respective subsidiaries) will be converted into, and cancelled in exchange for, the right to receive an amount in cash to be paid by Inland equal to $15.00, without interest (the “Common Share Merger Consideration”);

3)	each share of the Company’s Series B Preferred Stock, issued and outstanding immediately prior to the Effective Time, will be converted into, and cancelled in exchange for, the right to receive an amount in cash to be paid by Inland equal to the sum of (i) $25.44 per share (if the Effective Time occurs on or prior to June 30, 2007) or $25.38 per share (if the Effective Time occurs after June 30, 2007 and on or prior to September 30, 2007) plus (ii) any accrued and unpaid dividends as of the Effective Time; and

4)	each partnership interest in the Partnership that is not specifically designated as a Series B preferred unit, issued and outstanding immediately prior to the Effective Time, will be converted into, and cancelled in exchange for, the right to receive an amount in cash equal to the Common Share Merger Consideration, multiplied by a conversion factor (as defined in the Amended and Restated Agreement of Limited Partnership of the Partnership), which as of the date hereof is one (1).
The Company and Inland have made customary representations, warranties and covenants in the Merger Agreement, including, among others, the Company’s covenant not to solicit acquisition proposals or to permit any of its subsidiaries or affiliates to do so, or to participate in discussions relating to an acquisition proposal or furnish non- public information relating to an acquisition proposal, subject to certain exceptions that permit the Company’s Board of Directors to comply with their fiduciary duties under state and federal law.

WINSTON HOTELS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands, except per share amounts)
The Merger Agreement provides that the Company shall not pay any dividends on the common stock prior to the Effective Time or make any other distribution to the holders of common stock, payable in cash, stock, property or otherwise. In addition, the Company has agreed to certain restrictions on its operating activities without Inland’s consent, including the sale of certain properties, the acquisition of new properties, making loans under our debt program and pursuing development projects.
The Merger is subject to various closing conditions, including, among other things, the requisite approval of the Merger by the affirmative vote of holders of a majority of the outstanding shares of the Company’s common stock at the record date, the absence of a material adverse effect on the Company, the delivery of a tax opinion relating to the Company’s REIT tax status, the receipt of certain third party consents, the repayment of all outstanding debt under the Company’s line of credit and the continued accuracy at closing of the Company’s representations and warranties made in the Merger Agreement.
The Merger Agreement may be terminated under certain circumstances and further provides that, upon termination of the Merger Agreement in connection with a superior proposal, the Company will be required to pay Inland a termination fee of $11.0 million and out-of-pocket expenses incurred by Inland in connection with the transactions contemplated by the Merger Agreement in an amount not to exceed $9.0 million. If Inland terminates the Merger Agreement under other circumstances, including due to the Company’s breach of the representations, warranties, covenants and agreements contained in the Merger Agreement, the Company must pay a termination fee of $11.0 million and Inland’s out-of-pocket expenses incurred in connection with the Merger Agreement, not to exceed $9.0 million.
In connection with executing the Merger Agreement, the Company paid Wilbur Acquisition Holding Company, LLC a total of $20.0 million in satisfaction of termination fees and reimbursement of expenses relating to the termination of the Och-Ziff Merger Agreement. Pursuant to the terms of the Merger Agreement, Inland reimbursed the Company for the $20.0 million payment. In the event of termination of the Merger Agreement under certain circumstances, the Company is required to repay such $20.0 million payment to Inland.
The foregoing description of certain terms of the Merger Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Merger Agreement, a copy of which was filed with the SEC on April 3, 2007.
On April 18, 2007, the Company filed with the SEC a preliminary proxy statement relating to the Merger and a special meeting for holders of the Company’s common stock to consider and vote upon the Merger, the Merger Agreement and the other transactions contemplated by the Merger Agreement. The special meeting will be held at the Homewood Suites hotel located at 5400 Edwards Mill Road, Raleigh, North Carolina on Thursday, June 21, 2007, beginning at 10:00 a.m. Eastern time. The record date for determining the holders of shares of Winston’s common stock entitled to notice of the special meeting and to vote on the merger proposal will be the close of business on Friday, May 11, 2007.
3. BASIS OF PRESENTATION AND ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited consolidated financial statements reflect, in the opinion of management, all adjustments necessary for a fair statement of the results for the interim periods presented. All such adjustments are of a normal and recurring nature. Due to the seasonality of the hotel business, the information for the three months ended March 31, 2007 and 2006 is not necessarily indicative of the results for a full year. This Form 10-Q should be read in conjunction with the Company’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2006. The year-end Consolidated Balance Sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America (“GAAP”).

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
Accounting for Long-Lived Assets
Investment in Hotel Properties. Hotel properties are recorded at cost and are depreciated using the straight-line method over the estimated useful lives of the assets of between 5 and 10 years for furniture, fixtures and equipment, and between 30 and 40 years for buildings and improvements. Upon disposition, both the assets and accumulated depreciation accounts are relieved and the related gain or loss is credited or charged to the income statement. The Company expenses repairs and maintenance costs of the hotels as they are incurred. During the three months ended March 31, 2007 and 2006, the Company capitalized interest of $225 and $507, respectively, related to hotels under development or major renovation.
General. The Company evaluates the potential impairment of its individual long-lived assets, principally its wholly owned hotel properties and the hotel properties in which it owns an interest through consolidated joint ventures, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” (“SFAS 144”). The Company records an impairment charge when it believes an investment in a hotel has been impaired such that the Company’s estimate of future undiscounted cash flows, together with its estimate of an anticipated liquidation amount, would not recover the then current carrying value of the investment in the hotel property, or when the Company classifies a property as “held for sale” and the carrying value exceeds fair market value. The Company considers many factors and makes certain subjective assumptions when making this assessment, including but not limited to, general market and economic conditions, operating results over the past several years, the performance of similar properties in the same market, and expected future operating results based on a variety of assumptions. Changes in market conditions or poor operating results of underlying investments could adversely impact the Company’s assumptions regarding future undiscounted cash flows and anticipated liquidation amounts therefore requiring an immediate material impairment charge. Further, the Company currently owns certain hotels for which the carrying value exceeds current market value. The Company does not believe an impairment charge for any of these hotels is appropriate at this time since the Company’s forecast of each hotel’s future undiscounted cash flows, together with its estimated liquidation amount, exceeds the current carrying value of each of these hotels. Should the Company approve a plan to sell any of the hotels for which the carrying value exceeds fair market value, an impairment charge would be required at that time and could be material in the aggregate.
Impairment on Planned Dispositions. The Company prepares an impairment analysis quarterly based on facts and circumstances existing at the end of each quarter. During the third quarter of 2005, management began evaluating the potential sale of certain hotels. Accordingly, the Company factored in the prospect of selling properties in the near term. As a result of this analysis, which was prepared on a probability-weighted, estimated undiscounted future cash flow basis, an impairment was triggered under a held for use model for two hotels. In accordance with SFAS 144, the Company recorded a $12.4 million (net of allocation to minority interest) non-cash impairment charge in the third quarter of 2005 relating to the two hotels. The non-cash impairment charge represents an adjustment to reduce the carrying value of the two hotels to the estimated sales prices, net of estimated selling costs. The Company’s estimated sales price was based on fair market value quotes received from independent brokers. On November 4, 2005, the Company’s Board of Directors adopted a formal plan to sell the two hotels, for which impairment charges were taken during the third quarter. In June 2006, the Company sold one of these hotels, the Dallas, TX Holiday Inn Select, for net proceeds of $4.3 million and recognized a net gain of $0.5 million. The remaining hotel, the Orlando, FL Comfort Suites, is being actively marketed by the Company for sale. Should the Company complete a sale of the remaining hotel, there can be no assurance that the net proceeds from a sale will equal the Company’s carrying value, in which case an additional impairment charge may be necessary at that time.

WINSTON HOTELS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands, except per share amounts)
Recently Issued Accounting Standards
Refer to Note 10 for information regarding the Company’s implementation of the FASB issued Interpretation No. 48, Accounting for Uncertainty in Income Taxes — an interpretation of FAS No. 109 (“FIN 48”), which clarifies the accounting for uncertainty in income taxes.
In February 2007, the FASB issued SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities (“SFAS 159”). SFAS 159 expands opportunities to use fair value measurement in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007. The Company has not decided if it will choose to measure any eligible financial assets and liabilities at fair value when it adopts SFAS 159 as of January 1, 2008.
4. MINORITY INTEREST IN PARTNERSHIP
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
The Company is the general partner of, and as of March 31, 2007, owned a 95.77% ownership interest in, the Partnership. The remaining 4.23% interest in the Partnership was owned by Hubbard Realty of Winston-Salem, Inc. (0.21%), Cary Suites, Inc. (3.32%), WJS — Perimeter, Inc. (0.36%), and Charles M. Winston (0.34%). Hubbard Realty of Winston-Salem, Inc. is owned by parties unrelated to the Company. Mr. Robert W. Winston, III, Chief Executive Officer of the Company, is the sole officer and director of Cary Suites. Cary Suites is a corporation owned 29.1% by Mr. Robert Winston, 20.8% by his wife, 15.75% by each of his parents, 17.9% by trusts for the benefit of his children, and 0.7% by his sister. Mr. Robert Winston’s father is Mr. Charles M. Winston, Chairman of the Company’s Board of Directors (“the Board”). Mr. Charles Winston serves as a director and owns a 33.33% ownership interest in WJS — Perimeter, Inc. The remaining 66.67% ownership interest in WJS — Perimeter, Inc. is owned by parties unrelated to the Company. Minority interest in the Partnership as of March 31, 2007 and December 31, 2006 was $7,556 and $7,345, respectively.
5. CONCENTRATION RISK
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
At March 31, 2007, 27 out of the Company’s 43 wholly owned hotels were located in the five eastern seaboard states ranging from Maryland to Florida, including 14 hotels located in North Carolina. Adverse events in these areas, such as economic recessions, hurricanes or other natural disasters, could cause a loss of revenues from these hotels, which could have a greater adverse effect on the Company as a result of its concentration of assets in this area. The Company’s geographic concentration also exposes it to risks of oversupply and competition in its principal markets.

WINSTON HOTELS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands, except per share amounts)
In addition, the Company expects to originate or acquire additional hotel loans that are not typically collateralized by a first mortgage. These types of loans involve a higher degree of risk than long-term senior mortgage loans collateralized by income-producing real property due to a variety of factors, including the loan being entirely uncollateralized or, if collateralized, becoming uncollateralized as a result of foreclosure by the senior lender. The Company may not recover some or all of its investment in these loans. In addition, these loans may have higher loan-to-value ratios than conventional mortgage loans resulting in less equity in the property and increasing the risk of loss of principal.
6. DISCONTINUED OPERATIONS
In April 2007, the Brunswick, GA Hampton Inn was sold for net proceeds of $6.1 million, resulting in a net gain of $2.2 million in the second quarter of 2007. As of March 31, 2007, this hotel was included in assets held for sale. In March 2007, the Tinton Falls, NJ Holiday Inn was sold for net proceeds of $14.6 million, resulting in a net gain of $8.1 million. In February 2007, the Abingdon, VA Holiday Inn Express was sold for net proceeds of $5.0 million, resulting in a net gain of $2.4 million. As of December 31, 2006, the Abingdon, VA Holiday Inn Express hotel was included in assets held for sale. In November 2006, the Winston Salem, NC Courtyard by Marriott was sold for net proceeds of $9.7 million, resulting in a net gain of $2.8 million. In August 2006, the Alpharetta, GA Homewood Suites was sold for net proceeds of $9.7 million, resulting in a net gain of $3.3 million. In July 2006, the Company sold the West Springfield, MA Hampton Inn for net proceeds of $9.5 million, resulting in a net gain of $3.9 million. In June 2006, the Company sold the Boone, NC Hampton Inn for net proceeds of $4.9 million, resulting in a net gain of $2.2 million. In April 2006, the Company sold the Wilmington, NC Comfort Inn for net proceeds of $5.7 million, resulting in a net gain of $1.0 million. The Company sold the Southlake, GA Hampton Inn in March 2006 for net proceeds of $8.5 million, resulting in a net gain of $4.4 million.
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
The operating results for these hotels are included in discontinued operations in the statements of operations until their sale date. The Company has elected not to allocate interest expense to the results of the discontinued operations in accordance with SFAS 144. The inclusion of additional hotels in discontinued operations resulted in certain reclassifications to the financial statement amounts for the period ended March 31, 2006. Condensed financial information of the results of operations for the hotels included in discontinued operations is as follows:

	2007	2006

Total revenue	$3,062	$7,595
Total expenses	2,816	6,867

Income from hotel operations	246	728
Allocation to minority interest in Partnership — income from discontinued operations	(16)	(43)
Gain on sale of discontinued operations	10,438	4,455
Allocation to minority interest in Partnership - gain on sale of discontinued operations	(442)	(206)
Income tax benefit	136	210

Income from discontinued operations	$10,362	$5,144

WINSTON HOTELS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands, except per share amounts)
7. HOTEL DEVELOPMENT AND ACQUISITION
Developments
Downtown Raleigh. In April 2007, the Company purchased a 0.73-acre vacant site in downtown Raleigh, N.C. on which it plans to build a high-rise, mixed-use development that will include a 120-room Hampton Inn and Suites, an 80-room aloft hotel and approximately 5,000 square feet of retail and restaurant space. The high-rise may also include up to 250 residential condominiums. Pending city planning, permitting and other required government approvals, construction is expected to begin in the 2008 first quarter.
Raleigh Aloft. During November 2006, the Company purchased a parcel of land for $0.6 million adjacent to its Hilton Garden Inn near the Raleigh Durham airport to build its first aloft hotel. The cost of the 151-room aloft is expected to be approximately $18.5 million. The Company expects to break ground on the wholly owned hotel during the third quarter of 2007 with an expected opening date during the fourth quarter of 2008.
Roanoke Residence Inn. In 2006, the Company began construction on a wholly owned, 79-room Residence Inn in Roanoke, VA, with a planned opening in the 2007 fourth quarter. The cost of the Residence Inn is expected to be approximately $10.7 million. The Company is funding part of the project’s cost through a first mortgage loan (See Note 12). As of March 31, 2007, the Company had invested approximately $4.1 million in this project.
Wilmington Hilton Garden Inn. In March 2007, the Company opened a 119-room Hilton Garden Inn hotel in the Mayfaire Town Center development in Wilmington, NC. As of March 31, 2007, the Company had invested approximately $12.2 million in this project.
Joint Venture Developments. During the 2006 fourth quarter, the Company broke ground on a 22-room, $3.4 million expansion of the Chapel Hill, NC Courtyard by Marriott hotel. The project is scheduled for completion in the 2007 fourth quarter. The property is owned by a joint venture in which the Company holds a 48.78% equity interest (See Note 8). As of March 31, 2007, the Company had invested approximately $0.5 million in this project. The Company is also building a 120-room Courtyard by Marriott in Jacksonville, FL, the estimated cost of which is $15.1 million. The property is owned by a joint venture in which the Company holds a 48.00% equity interest (See Note 8).
Acquisitions
Courtyard by Marriott in St. Charles, IL. In August 2006, the Company acquired the 121-room Courtyard by Marriott in St. Charles, IL for $8.5 million, net of cash acquired, from a private investment group.
Potential Acquisition of Two New York Hotels

In August 2006, the Company announced that it had entered into definitive agreements to acquire two hotels under construction in New York City (one each in the Tribeca and Chelsea sections of Manhattan) for a purchase price of $55 million each. Acquisition of each of these hotels is subject to customary closing conditions, and in the case of the Tribeca hotel, subject to the resolution of the Company’s dispute with the seller. As previously disclosed, the Tribeca hotel has experienced construction delays and the Company is continuing to pursue legal action against the seller. As of the date hereof, construction on the Tribeca hotel has ceased. As a result, the Company does not expect the Tribeca hotel to open prior to the close of the 2007 fiscal year. The Company has been approved by Hilton Hotels Corporation for a Hilton Garden Inn franchise for both the hotels. The Chelsea hotel is expected to open in the third quarter of 2007.
8. SUMMARIZED FINANCIAL STATEMENT INFORMATION FOR JOINT VENTURES
As of March 31, 2007, the Company was invested in ten hotels through joint ventures, which included nine operating hotels and one hotel under development. The Company consolidates all voting interest entities in which it owns a controlling voting interest and all variable interest entities (“VIE”) for which it is the primary beneficiary in accordance with FIN 46R. As a result, the Company consolidated the balance sheets and the results of operations for six of the hotels

WINSTON HOTELS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands, except per share amounts)
it has invested in through joint ventures. The Company’s investments in the remaining four joint venture hotels are not consolidated and instead are accounted for under the equity method.
Consolidated Joint Ventures
Operating Hotels
During 2005, the Company formed a joint venture, Gateway Hotel Associates, LLC (“Gateway Hotel Associates”), with DeHoff Development Company to build a 121-room Hilton Garden Inn at Gateway Corporate Park, adjacent to the Akron-Canton Airport in Ohio. The hotel opened on November 2, 2006. The Company currently owns a 41.7% interest in both Gateway Hotel Associates, which owns the hotel, and Gateway Hotel Associates Lessee, LLC (“Gateway Hotel Lessee”), which leases the hotel from Gateway Hotel Associates. In addition, the Company has made a preferred equity investment of $2.2 million in Gateway Hotel Associates. The Company’s preferred investment bears interest at 30-day LIBOR plus 11% per annum. The joint venture funded a portion of the development costs with borrowings under a mortgage loan (See Note 12). Pursuant to FIN 46R, this joint venture is considered to be a VIE and the Company is considered to be the primary beneficiary. Accordingly, the results of operations and the balance sheet of this joint venture are consolidated in the Company’s consolidated financial statements pursuant to FIN 46R and all inter-company accounts are eliminated.
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
During 2005, the Company entered into a joint venture, 131 East Redwood (Tenant) LLC, with Redwood Center, LLC and Chevron TCI, Inc. The Company currently owns a 0.1% interest in the joint venture. The joint venture leases the Hampton Inn & Suites Baltimore Inner Harbor hotel in Maryland from the Company. Pursuant to FIN 46R, this joint venture is considered to be a VIE. Excluding a priority payment and administrative fee totaling $120 per year payable to Chevron, TCI, Inc., the Company receives nearly all of the remaining net operating results from the operations of the hotel, and is therefore the primary beneficiary of this joint venture. Accordingly, the results of operations and the balance sheet of this joint venture are consolidated in the Company’s consolidated financial statements pursuant to FIN 46R and all inter-company accounts are eliminated.
During 2004, the Company formed a joint venture, Winston Kansas City, LP, with U.S. Bancorp Community Development Corporation (“US Banc”) to acquire a historic residential building in Kansas City, MO. The property, which underwent extensive renovations in connection with its conversion into a 123-room Courtyard by Marriott hotel, opened on April 20, 2006. The joint venture funded a portion of the development costs with borrowings under a mortgage loan (See Note 12). The Company currently owns a 0.21% interest in Winston Kansas City, LP, which owns the hotel, and a 100% interest in Barclay Holding, which leases the hotel from Winston Kansas City, LP. Excluding a 2% priority payment return on US Banc’s investment, substantially all of the profit or loss generated by the joint venture is allocated to the Company. Pursuant to FIN 46R, this joint venture is considered to be a VIE. The Company receives the majority of the operating results of the joint venture and is therefore the primary beneficiary of this joint venture. Accordingly, the results of operations and the balance sheet of this joint venture are consolidated in the Company’s consolidated financial statements pursuant to FIN 46R and all inter-company accounts are eliminated.
During 2003, the Company entered into a joint venture, Chapel Hill Hotel Associates, LLC (“Chapel Hill Hotel Associates”), with Chapel Hill Investments, LLC to develop and own hotel properties. The Company currently owns a 48.78% interest in both Chapel Hill Hotel Associates, which owns the Chapel Hill, NC Courtyard by Marriott, and

WINSTON HOTELS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands, except per share amounts)
Chapel Hill Lessee Company, LLC (“Chapel Hill Lessee”), which leases the Chapel Hill Courtyard by Marriott from Chapel Hill Hotel Associates. Chapel Hill Investments, LLC owns a 51.22% interest in each of Chapel Hill Hotel Associates and Chapel Hill Lessee. The Company has also invested $1.3 million in exchange for a preferred equity interest in Chapel Hill Hotel Associates. The Company’s preferred investment bears interest at 30-day LIBOR plus 5.885%. Chapel Hill Investments, LLC is owned 52% by Charles M. Winston, Chairman of the Board, and his brother James H. Winston, a former member of the Board, collectively, and 48% by three other unaffiliated owners collectively. Pursuant to FIN 46R, these joint ventures are considered to be VIE’s and the Company is considered to be the primary beneficiary. Accordingly, the results of operations and the balance sheet of these joint ventures are consolidated in the Company’s consolidated financial statements pursuant to FIN 46R and all inter-company accounts are eliminated.
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
The following tables set forth a summary of the balance sheets for the consolidated joint ventures as of March 31, 2007 and December, 31, 2006 and the statements of operations for the three months ended March 31, 2007 and 2006:

WINSTON HOTELS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands, except per share amounts)

	March 31,	December 31,
	2007	2006

Gateway Hotel Associates
Assets	$11,877	$10,105
Liabilities	8,138	6,460

Equity	$3,739	$3,645

Gateway Hotel Lessee
Assets	$158	$98
Liabilities	359	228

Equity	$(201)	$(130)

Winston Kansas City, LP
Assets	$19,901	$23,198
Liabilities	14,057	14,304

Equity	$5,844	$8,894

Stanley Associates
Assets	$19,029	$18,193
Liabilities	13,852	12,884

Equity	$5,177	$5,309

Stanley Lessee
Assets	$1,151	$1,059
Liabilities	907	386

Equity	$244	$673

131 East Redwood (Tenant) LLC
Assets	$1,268	$1,353
Liabilities	594	550

Equity	$674	$803

Marsh Landing Hotel Associates
Assets	$6,673	$6,542
Liabilities	4,710	4,713

Equity	$1,963	$1,829

Marsh Landing Lessee
Assets	$271	$188
Liabilities	254	171

Equity	$17	$17

Chapel Hill Hotel Associates
Assets	$14,367	$12,967
Liabilities	10,207	10,192

Equity	$4,160	$2,775

Chapel Hill Lessee
Assets	$595	$410
Liabilities	364	271

Equity	$231	$139

WINSTON HOTELS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands, except per share amounts)

Three Months Ended March 31,	2007	2006

Gateway Hotel Associates
Revenue	$264	—
Expense	(450)	—

Net loss	$(186)	—

Gateway Hotel Lessee
Revenue	$764	—
Expense	(836)	—

Net loss	$(72)	—

Winston Kansas City, LP
Revenue	$416	—
Expense	(543)	(40)

Net loss	$(127)	(40)

Stanley Associates
Revenue	$422	395
Expense	(554)	(413)

Net loss	$(132)	(18)

Stanley Lessee
Revenue	$1,285	886
Expense	(1,714)	(1,491)

Net loss	$(429)	(605)

131 East Redwood (Tenant) LLC
Revenue	$1,151	1,068
Expense	(1,280)	(1,203)

Net loss	$(129)	(135)

Marsh Landing Hotel Associates
Revenue	$371	357
Expense	(222)	(201)

Net income	$149	156

Marsh Landing Lessee
Revenue	$895	856
Expense	(895)	(832)

Net income	$—	24

Chapel Hill Hotel Associates
Revenue	$563	508
Expense	(487)	(480)

Net income	$76	28

Chapel Hill Lessee
Revenue	$1,365	1,197
Expense	(1,273)	(1,179)

Net income	$92	18

The table above includes the allocation of loss to minority interest of $213 and $134 for the three months ended March 31, 2007 and 2006, respectively. Minority interest in consolidated joint ventures as of March 31, 2007 and December 31, 2006 was $8,036 and $6,459, respectively.

WINSTON HOTELS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands, except per share amounts)
Unconsolidated Joint Ventures
Hotel Under Development
During 2006, the Company entered into a joint venture, Jacksonville Hotel Associates, LLC (“Jacksonville Hotel Associates”), with Skyline Hotel Investors, LLC (“Skyline”) to develop and own hotel properties. Jacksonville Hotel Associates plans to build a 120-room Courtyard by Marriott in Jacksonville, FL for approximately $15.1 million. The total equity investment in Jacksonville Hotel Associates is expected to be approximately $5.3 million. Jacksonville Hotel Associates expects to fund the remainder of the development costs with borrowings under a mortgage loan. Jacksonville Hotel Associates entered into a five-year construction-to-permanent first mortgage loan for $9.8 million, at a variable interest rate of 30-day LIBOR plus 2.6%. Interest is added to the principal balance during construction. Principal and interest payments will start two months after the final disbursement, based on a 25-year amortization schedule. Jacksonville Hotel Associates plans to open the hotel in the fourth quarter of 2007. The Company owns a 48% interest in both Jacksonville Hotel Associates, which will own the 120-room Courtyard by Marriott, and Jacksonville Lessee Company, LLC (“Jacksonville Lessee”), which will lease the hotel from Jacksonville Hotel Associates. Skyline owns a 52% interest in each of Jacksonville Hotel Associates and Jacksonville Lessee. Pursuant to FIN 46R, these joint ventures were not considered to be VIE’s. Therefore, the results of operations and the balance sheet of these joint ventures are not consolidated in the Company’s consolidated financial statements, but instead are accounted for under the equity method of accounting. As of March 31, 2007, Jacksonville Hotel Associates had total assets of $6.0 million, liabilities of $0.7 million and stockholders’ equity of $5.3 million. As of December 31, 2006, total assets and stockholders’ equity of Jacksonville Hotel Associates were each approximately $4.6 million. As of March 31, 2007 and December 31, 2006, the Company held equity of approximately $2.5 million in Jacksonville Hotel Associates.
Operating Hotels
During the fourth quarter of 2002, the Company formed a joint venture (the “Charlesbank Venture”) with Boston-based Charlesbank Capital Partners, LLC (“Charlesbank”). The Company owns 15% of the Charlesbank Venture and Charlesbank owns 85%. The Charlesbank Venture focuses on acquisitions that the partners believe have turnaround or upside potential and can benefit from additional capital and aggressive asset management, which often includes renovating, repositioning, rebranding and/or a change in management. The Charlesbank Venture invested in four hotels through a joint venture (“WCC Project Company LLC”) comprised of Concord Hospitality Enterprises Company (“Concord”) and the Charlesbank Venture. Concord owns a 13% interest in the projects acquired by WCC Project Company LLC, while the Charlesbank Venture owns 87%, so that the Company has an indirect 13.05% ownership interest in WCC Project Company LLC. In December 2005, the joint venture sold one of the four hotels. As of December 31, 2005, the Company held approximately $6.9 million in cash from the hotel sale that was distributed to the other partners in the unconsolidated joint venture in January 2006.
The Charlesbank Venture invested in another hotel through a joint venture (“WNC Project Company LLC”) comprised of Shelton III Hotel Equity LLC, owned by New Castle Hotels LLC (“New Castle”) and the Charlesbank Venture. New Castle owns a 13% interest in WNC Project Company LLC, while the Charlesbank Venture owns 87%, so that the Company has an indirect 13.05% ownership interest in WNC Project Company LLC. In March 2007, WNC Project Company LLC sold this hotel and the Company received a $1.7 million distribution, $0.4 million of which was a return of capital, and an allocation of $1.3 million of the related gain, which is included in equity in income of unconsolidated joint ventures on the accompanying Consolidated Statements of Operations for the three months ended March 31, 2007.
During 2006, the Company formed four joint ventures to lease the three hotels from WCC Project Company LLC and the one hotel from WNC Project Company LLC. The ownership structure for the lessee joint ventures is the same as the structure for the hotel ownership joint ventures.
The Company’s carrying amount of its investment in the WCC Project Company LLC joint venture differs from its share of the partnership equity reported in the balances of the unconsolidated joint venture due to the Company’s cost

WINSTON HOTELS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands, except per share amounts)
of its investment in excess of the historical net book values. The additional basis is allocated to depreciable assets and depreciation is recognized on a straight-line basis over 30 years. The Company accounts for its investment in these hotels under the equity method of accounting. Therefore, results of operations and the balance sheets of these hotels are not consolidated in the Company’s consolidated financial statements.
Under the terms of the operating agreement for each joint venture, the Company and its venture partner each must approve all major decisions, including refinancing or selling the respective hotels, making loans, changes in partners’ interests, entering into material contracts, purchasing or acquiring assets, and approving operating and capital expenditure budgets. The following tables set forth a summary of the balance sheet and statement of operations, including the Company’s share related to the Charlesbank Venture as of March 31, 2007 and December 31, 2006 and for the three months ended March 31, 2007 and 2006:

	March 31, 2007	December 31, 2006

Gross fixed assets	$27,693	$41,418
Accumulated depreciation	(3,654)	(4,860)
Other assets	4,974	3,653

Total assets	29,013	40,211

Miscellaneous liabilities	5,171	4,847
Mortgage loans:
Ten-year loan collateralized by West Des Moines Fairfield Inn and Suites hotel, matures February 2013, with a 20-year amortization period, at an interest rate of 30-day LIBOR plus 3%.	2,739	2,760
Five-year loan collateralized by Houston Springhill Suites hotel, matures October 2009, with a 20-year amortization period, at a fixed rate of 6.57% for $4.8 million of the original note, and a variable interest rate of 30-day LIBOR plus 3.8% for the remaining $4.9 million of the original note.	9,148	9,210
Five-year loan collateralized by West Des Moines Springhill Suites hotel, matures July 2010, with a 20-year amortization period, at an interest rate of 90-day LIBOR plus 3.5%.	4,572	4,598
Five-year loan collateralized by Shelton Courtyard by Marriott hotel, matures February 2007 with two additional one year extensions, interest only, at an interest rate of 30-day LIBOR plus 3.35%.	—	9,000

Total liabilities	21,630	30,415

Equity	7,383	9,796

Company’s share of equity	1,119	1,534
Company’s additional basis	144	145

Investment in joint ventures	$1,263	$1,679

WINSTON HOTELS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands, except per share amounts)

Three Months Ended March 31,	2007	2006

Revenues	$3,855	$3,847
Hotel department expenses	(1,142)	(2,110)
Management fees	(131)	(144)
Undistributed and fixed expenses	(2,560)	(1,351)
Gain on sale of hotel	10,100	—

Hotel net income	10,122	242

Charlesbank Venture’s 87% share of net income	8,806	211
Corporate charges	(103)	(52)

Charlesbank Venture net income	8,703	159
Winston’s 15% share of Charlesbank Venture net income	1,305	24
Amortization of investment true-up	(1)	(2)

Equity in income of unconsolidated joint ventures	$1,304	$22

9. NOTES RECEIVABLE
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

	March 31,	December
Notes receivable as of	2007	31, 2006

$1.1 million mezzanine loan collateralized by the ownership interest in the entity that owns the Hilton Garden Inn in Atlanta (Sugarloaf) GA; matured December 2006; interest rate of 30-day LIBOR plus 7.36%, with interest-only payments through maturity, with additional interest of 2% of gross monthly revenues until maturity, paid off in January 2007.	$—	$1,080
$2.4 million mezzanine loan collateralized by the ownership interest in the entity that owns the Sheraton hotel in Atlantic Beach, NC; matures February 2009; interest rate of 60-day LIBOR (with a 2% floor) plus 9%, with interest-only payments through maturity, with additional interest of 2% of outstanding principal balance accruing monthly.	2,400	2,400
$6.0 million mezzanine loan collateralized by the ownership interest in the entity that owns the LaPosada de Santa Fe Resort in Santa Fe, NM; matures December 2007; interest rate of 30-day LIBOR plus 9%, with interest only payments until maturity.	6,000	6,000
$1.4 million first mortgage loan collateralized by the Comfort Inn in Greenville, SC; matures January 2010; interest rate of prime plus 1.5%, with fixed principal payments of $6 plus interest until maturity paid off in May 2007.	1,271	1,294
$3.4 million mezzanine loan collateralized by the ownership interest in the entity that owns the Hampton Inn & Suites in Albany, NY; matures August 2011; interest rate of 30-day LIBOR plus 9.41%, with interest only payments until maturity, with additional interest of 4% accruing monthly until maturity.	3,375	3,375
$2.8 million in B-notes purchased for $2.3 million; collateralized by second mortgages on the SpringHill Suites and TownePlace Suites in Boca Raton FL and the TownePlace Suites in Fort Lauderdale, FL; matures September 2011; effective interest rate of 9.3% (and a yield to maturity of 11.7%), interest and principal payments.	2,339	2,338

WINSTON HOTELS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands, except per share amounts)

	March 31,	December
Notes receivable as of	2007	31, 2006

$14.0 million from four mezzanine loans collateralized by senior participation interests in four loans to Walton Street Capital, which owns four Marriott Renaissance hotels; matures October 2008 with two one-year extensions; interest rate of 30-day LIBOR plus 4.5%, with interest only payments until maturity, one of the four loans was prepaid in December 2006, another was prepaid in January 2007, and the remaining two were prepaid in April 2007.	8,750	11,250
$2.3 million B-note, of a $12 million total loan amount for a 140-room Hilton Garden Inn under construction in Columbia, SC; collateralized by a second mortgage on the hotel project; interest rate of 90-day LIBOR plus 6.12% during the construction period with a 6.00% accrual, and 90-day LIBOR plus 5.87% during year one with a 6.00% accrual and 90-day LIBOR plus 7.87% for years two through five of the permanent loan with a 4.00% accrual; funded ratably over the construction period.	2,250	2,250
$1.7 million “B” note for a 122-room Hilton Garden Inn under construction in Tuscaloosa, AL; collateralized by a second mortgage on the hotel project; interest rate of 90-day LIBOR plus 7.63% during the construction period with an incremental 3.29% accrual; thereafter the interest rate is 90-day LIBOR plus 7.43%, with an incremental 3.29% accrual during the first year only; the accrual is due upon maturity, which is five years from the date the property opens to the general public; funded ratably over the construction period.	1,589	1,318
$2.2 million five-year “B” note for a 101-room Hampton Inn & Suites under construction in Murfreesboro, TN; interest rate of 30-day LIBOR plus 6.05%, with an additional 3.86% accrual per annum; payments are interest only during construction of the hotel and the first 12 months of hotel operations and thereafter include principal payments based on a 25-year amortization period; funded ratably over the construction period.	1,215	533
$20.3 million “B” note as part of a $66 million senior note to fund the $91.5 million refinance and refurbishment of the Lady Luck casino and adjacent hotel; interest at a fixed rate of 12.63% for two years with two one-year extensions, sold February 2007.	—	20,308
$2.2 million mezzanine loan collateralized by the ownership interest in the entity that owns the Homewood Suites in Denver, CO; interest rate of 30-day LIBOR plus 7.50%.	—	—
$1.2 million “B” note, as part of a total $7.8 million financing, collateralized by a 104-room Holiday Inn Express under construction in Webster, NY, construction-to-five-year permanent loan, interest at 90-day LIBOR plus approximately 7.00%, with an additional 3.94% of the original principal balance accruing until the loan is paid in full; funded ratably over the construction period.	341	—

Total notes receivable	$29,530	$52,146

Total interest receivable and deposit related to notes	$1,194	$1,759

At March 31, 2007 and December 31, 2006, 30-day LIBOR was 5.32%. At March 31, 2007 and December 31, 2006, 60-day LIBOR was 5.34% and 5.35%, respectively. At March 31, 2007 and December 31, 2006, 90-day LIBOR was 5.35% and 5.36%, respectively. At March 31, 2007 and December 31, 2006, the prime interest rate was 8.25%.
The Company purchased the junior participation interest in the Lady Luck Loan for $20.3 million pursuant to a Participation Agreement with the senior participant, dated May 5, 2006 (the “Participation Agreement”). On February 20, 2007, the parties to the Participation Agreement entered into a Put Agreement (the “Put Agreement”), whereby the parties established a put option that permitted the Company, at any time within seven calendar days of the execution of the Put Agreement, at its sole option, to sell its junior participation interest to the senior participant in the Lady Luck Loan. The Put Agreement was entered into in connection with Och-Ziff Merger Agreement negotiations with Wilbur Acquisition Holding Company, LLC. Upon exercise of the Company’s put option, the senior participant was obligated to purchase from the Company the junior participation interest in its entirety for a purchase price of

WINSTON HOTELS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands, except per share amounts)
approximately $15.2 million. The Company exercised this put option on February 21, 2007. Accordingly, the Company recognized a loss of approximately $5.3 million, including the put fee and accrued, unpaid interest, during the quarter ended March 31, 2007 as a result of this sale. Management did not consider this note to be impaired as of December 31, 2006 and accordingly no loss was recognized at December 31, 2006.
In April 2007, the two remaining mezzanine loans collateralized by the senior participation interest in the loans to Walton Street Capital were repaid in full. In May 2007, the $1.4 million first mortgage loan collateralized by the Comfort Inn in Greenville, SC, was repaid in full.
10. INCOME TAXES
The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations by tax authorities for years before 2003. The Company is currently under examination by the Internal Revenue Service and by various states. The Company adopted the provisions of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, on January 1, 2007. The Company believes it has no material exposures. Therefore, both before and after the adoption of FIN 48 no reserves for uncertain income tax positions have been recorded. In addition, the Company did not record a cumulative effect adjustment related to the adoption of FIN 48. The Company’s policy is that it recognizes interest related to unrecognized tax benefits in interest expense and penalties in operating expenses.
The income tax benefit for the three months ended March 31, 2007 included a federal income tax benefit of $112 and a state income tax benefit of $13. The income tax benefit for the three months ended March 31, 2006 included a federal income tax benefit of $164 and a state income tax benefit of $19. These tax benefits were calculated using an effective tax rate of 38% applied to the net loss of Barclay. The Company believes that Barclay will generate sufficient future taxable income to realize its deferred tax asset.
11. EARNINGS PER SHARE
Net income per common share is computed by dividing net income applicable to common shareholders by the weighted-average number of common shares outstanding during the period. Net income per common share assuming dilution is computed by dividing net income available to common shareholders, plus income allocated to minority interest, by the weighted-average number of common shares assuming dilution during the period. Weighted average number of common shares assuming dilution includes common shares and dilutive common share equivalents, including redeemable limited partnership units, stock options, and unvested stock grants. The following is a reconciliation of the amounts used in calculating basic and fully diluted income per common share for the three months ended March 31, 2007 and 2006:

WINSTON HOTELS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands, except per share amounts)

Three Months Ended March 31,	2007	2006

Income (loss) from continuing operations	$(3,512)	$1,136
Less: preferred stock distributions	(1,840)	(1,840)

Loss from continuing operations available to common shareholders	$(5,352)	$(704)

Income from discontinued operations	$10,362	$5,144

Net income available to common shareholders	$5,010	$4,440

Weighted average number of common shares basic and diluted	28,974	26,418

Earnings per share — basic and diluted
Loss from continuing operations available to common shareholders	$(0.18)	$(0.03)
Income from discontinued operations	$0.35	$0.20

Net income available to common shareholders basic and diluted	$0.17	$0.17

The potential common shares (represented by minority interest, outstanding stock options and stock grants) for the three months ended March 31, 2007 and 2006 totaled 1,426,319 and 1,333,981 respectively. For the three months ended March 31, 2007 there were 10,000 stock options, 371,950 unvested stock grants and 1,298,480 minority interest units outstanding, which were antidilutive and are not included in the calculation of diluted income (loss) per share. For the three months ended March 31, 2006 there were 10,000 stock options, 264,891 unvested stock grants and 1,298,480 minority interest units outstanding, which were antidilutive and are not included in the calculation of diluted income (loss) per share.
Effective with the Company’s entry into its subsequently terminated merger agreement with Och- Ziff on February 21, 2007, the Company has been prohibited from paying common dividends. The Company is further prohibited from paying common dividends while subject to the Merger Agreement with Inland. During the first quarter of 2007, the Company declared a quarterly cash dividend of $0.50 per Series B preferred share. During the first quarter of 2006, the Company declared quarterly cash dividends of $0.15 per common share and $0.50 per Series B preferred share.
12. CREDIT FACILITIES AND MORTGAGE LOANS
Credit Facilities
On March 11, 2005, the Company through its wholly owned subsidiary, Winston SPE II, LLC (“SPE II”), entered into a $215 million credit facility (the “GE Line”) with General Electric Capital Corporation (“GECC”). At March 31, 2007, the GE Line provided for revolving loan commitments and letters of credit up to $215 million. The GE Line bears interest at rates from 30-day to 180-day LIBOR (30-day LIBOR and 180-day LIBOR equaled 5.32% and 5.33%, respectively, at March 31, 2007) plus 1.75% to 2.50%, based on the ratio of the underwritten net operating income of the hotels that collateralize the GE Line to the outstanding principal balance of the GE Line. Availability is calculated each quarter on a trailing twelve-month basis based primarily upon the underwritten net operating income of the hotels that collateralize the GE Line divided by 12.5%. At March 31, 2007, the interest rate was based on 30-day LIBOR plus 1.75%. An unused fee of up to 0.25% is also payable quarterly on the unused portion of the GE Line. Availability on the GE line at March 31, 2007 was approximately $173.0 million. At March 31, 2007 and December 31, 2006 the balance under this facility was $0 and $1.1 million, respectively. The GE line expires in October of 2010.
In October 2004, the Company entered into a $50 million master repurchase agreement with Marathon Structured Finance Fund, L.P. (“Marathon”). Under the agreement, the Company sold assets to Marathon and agreed to

WINSTON HOTELS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands, except per share amounts)
repurchase those assets on a certain date. In February 2007, the Company terminated this master repurchase agreement.
In November 2005, the Company entered into an $8.4 million credit facility with Marathon. The facility was originally collateralized by four existing mezzanine loans with an aggregate carrying value of $14.0 million. In December 2006, one of the mezzanine loans and the related portion of the facility were paid off. Therefore, at December 31, 2006 the balance under this facility was $6.8 million. In January 2007, another of the mezzanine loans and the related portion of the facility were paid off. Therefore, at March 31, 2007 the balance under this facility was $5.3 million. In April 2007, the remaining two mezzanine loans and the related portion of the facility were paid off, bringing the balance to $0 and closing the facility.
Mortgage Loans
The Company’s mortgage loans consisted of the following:

	March 31,	December
	2007	31, 2006

Collateralized by wholly-owned hotels
Sixteen ten-year CMBS loans collateralized by 16 hotels, at a fixed interest rate of 5.94%, interest only for four years, thereafter interest and principal payments based on a 30-year amortization period.	$176,000	$176,000
Five-year first mortgage loan collateralized by the Homewood Suites hotel in Princeton, NJ, at a variable interest rate of 90-day LIBOR plus 1.75%, principal and interest payments starting on May 1, 2007, (paid off April 2007).	12,600	9,868
Five-year recourse construction-to-permanent first mortgage loan for $9.0 million, collateralized by the Hilton Garden Inn hotel which opened during March 2007 in Wilmington, NC, at a variable interest rate of 30-day LIBOR plus 1.8%, interest added to principal during construction, (paid off May 2007).	7,475	3,156
Five-year construction-to-permanent first mortgage loan for $7.0 million, collateralized by the Residence Inn hotel under construction in Roanoke, VA, at a variable interest rate of 30-day LIBOR plus 1.5%, interest added to principal during construction, principal and interest payments starting after the final disbursement.	—	—
Collateralized by consolidated joint venture hotels (See Note 8)
Five-year loan collateralized by the Chapel Hill Courtyard by Marriott hotel matures March 8, 2010, at a fixed interest rate of 7.51%, with interest and principal payments based on a 20-year amortization period.	8,638	8,694
Ten-year loan collateralized by the Ponte Vedra Hampton Inn hotel, matures February 1, 2011, at a variable interest rate of 30-day LIBOR plus 3%, with interest and principal payments.	4,635	4,659
Five-year loan collateralized by the Stanley hotel matures August 11, 2010, with a 10-year amortization period, at a fixed interest rate of 6.19%, with interest and principal payments.	12,642	12,696
Five-year first mortgage loan collateralized by the Courtyard by Marriott hotel in Kansas City, MO, matures November 1, 2011, at a variable interest rate of 90-day LIBOR plus 1.75%, principal and interest payments based on a 20-year amortization period.	10,817	10,879
Five-year first mortgage loan collateralized by the Hilton Garden Inn hotel in Akron, OH, at a variable interest rate of 90-day LIBOR plus 1.75%, principal and interest payments starting on May 1, 2007.	7,900	5,742

Total	$240,707	$231,694

WINSTON HOTELS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands, except per share amounts)
At March 31, 2007 and December 31, 2006 30-day LIBOR was 5.32%. At March 31, 2007 and December 31, 2006 90-day LIBOR was 5.35% and 5.36%, respectively. The combined aggregate maturities of mortgage loans for the remainder of 2007 through 2011 and thereafter, in millions, are approximately $8.4, $1.3, $1.4, $21.8, $16.5 and $191.4. Construction-to-permanent notes will not have final payment schedules until they become permanent. The maturities noted above show the expected maturity date for these notes to be the year that the construction note is expected to convert to the permanent note. The maturities noted above include for the remainder of 2007 through 2011 and thereafter, in millions, $7.6, $0.2, $0.2, $0.2, $0.2 and $11.7 based on the amortization schedules for the two loans paid off in 2007.
13. SEGMENT REPORTING
The Company presently operates in two business segments within the hotel lodging industry: Hotel Ownership and Hotel Financing. Hotel Ownership refers to owning hotels directly or through joint ventures and includes the Company’s and it’s joint ventures’ development activities. Hotel Financing refers to owning hotel-related loans through origination or acquisition. The Company does not allocate certain corporate-level accounts to its operating segments, including corporate general and administrative expenses, interest and other income unrelated to notes receivable and minority interest in the Partnership. Aside from the Company’s portfolio of notes receivable and related interest receivable, all assets of the Company relate to the Hotel Ownership segment. In addition, all capital expenditures incurred by the Company relate to the Hotel Ownership segment. Financial information related to the Company’s reportable segments for the three months ended March 31, 2007 and 2006 was as follows:

Three Months Ended March 31, 2007:
	Hotel	Hotel
	Ownership	Financing	Corporate	Consolidated
Operating revenues	$43,386	$—	$—	$43,386
Operating expenses	(28,406)	(2)	(6,326)	(34,734)
Depreciation and amortization	(6,137)	—	—	(6,137)
Extinguishment of debt	—	—	(272)	(272)
Loss on sale of note receivable	—	(5,322)	—	(5,322)
Interest and other income	—	1,500	220	1,720
Interest expense	(3,100)	(796)	—	(3,896)

Income (loss) before allocation to minority interest in Partnership, allocation to minority interest in consolidated joint ventures, income taxes, and equity in loss of unconsolidated joint ventures	5,743	(4,620)	(6,378)	(5,255)
Loss allocation to minority interest in Partnership	—	—	237	237
Loss allocation to minority interest in consolidated joint ventures	213	—	—	213
Income tax expense	(11)	—	—	(11)
Equity in income of unconsolidated joint ventures	1,304	—	—	1,304

Income (loss) from continuing operations	$7,249	$(4,620)	$(6,141)	$(3,512)

Income from discontinued operations				10,362

Net income				$6,850

Total assets	$516,573	$30,724	$—	$547,297

WINSTON HOTELS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands, except per share amounts)

Three Months Ended March 31, 2006:
	Hotel	Hotel
	Ownership	Financing	Corporate	Consolidated
Operating revenues	$36,395	$—	$—	$36,395
Operating expenses	(24,188)	—	(3,028)	(27,216)
Depreciation and amortization	(5,180)	—	—	(5,180)
Interest and other income	—	1,243	143	1,386
Interest expense	(3,791)	(621)	—	(4,412)

Income (loss) before allocation to minority interest in Partnership, allocation to minority interest in consolidated joint ventures, income taxes, and equity in income of unconsolidated joint ventures	3,236	622	(2,885)	973
Loss allocation to minority interest in Partnership	—	—	34	34
Loss allocation to minority interest in consolidated joint ventures	134	—	—	134
Income tax expense	(27)	—	—	(27)
Equity in income of unconsolidated joint ventures	22	—	—	22

Income (loss) from continuing operations	$3,365	$622	$(2,851)	$1,136

Income from discontinued operations				5,144

Net income				$6,280

Total assets	$500,140	$40,069	$—	$540,209

14. COMMITMENTS AND CONTINGENCIES
Merger Agreement
See Note 2 for commitments and contingencies related to the Merger Agreement.
Law suit related to Och-Ziff Merger
On February 21, 2007, the Company entered into the Och-Ziff Merger Agreement. On March 5, 2007, a lawsuit styled Whitney v. Winston Hotels, Inc., et al. (Case No. 07-CVS-3449), was filed in Superior Court in Wake County, North Carolina, naming the Company, the individual members of the Company’s board of directors, Wilbur Acquisition Holding Company, LLC (“Wilbur Acquisition”) and its wholly-owned subsidiary (“Wilbur Subsidiary”) formed for the purpose of effecting the proposed merger, as defendants. On April 2, 2007, the Company entered into the Merger Agreement. On April 5, 2007, the Company filed a notice of designation requesting that the lawsuit be designated as a mandatory complex business case and moved to the North Carolina Business Court. This request was granted on April 11, 2007. On May 2, 2007, the plaintiff filed an amended complaint in Superior Court in Wake County, North Carolina naming Inland and IAA as defendants in addition to those defendants set forth above. The lawsuit seeks class action status and generally alleges that members of the Company’s board of directors breached fiduciary duties to the Company’s shareholders by entering into each of the merger agreements, and that Wilbur Acquisition, Wilbur Subsidiary, Inland and IAA aided and abetted the other defendants’ alleged fiduciary breaches. The lawsuit seeks a variety of equitable and injunctive relief, including enjoining defendants from completing the merger, enjoining solicitation of proxies through the dissemination of the proxy statement, declaring the termination fee for not completing the merger to be unfair and enjoining the payment of such fee, and awarding pre-and post judgment interest, attorney’s fees, expert fees and other costs incurred by the plaintiffs. The Company denies the allegations of the lawsuit and intends to vigorously defend the action.
Legal Action Related to Tribeca Hotel
In August 2006, the Company announced that it had entered into a definitive agreement to acquire a hotel property currently under construction in the Tribeca area of New York City. As previously disclosed, the project has

WINSTON HOTELS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands, except per share amounts)
experienced a delay in construction and, as a result, the Company is continuing to pursue legal action against the seller of the property. The Company intends to close the project in accordance with the purchase and sale agreement, pending resolution of the Company’s dispute with the seller. The Company does not expect the delay to have a material adverse effect on its cash flows, financial condition or results of operations.
Various Legal Actions
In addition to the aforementioned litigation, the Company is presently subject to various lawsuits, claims and proceedings arising in the ordinary course of business, none of which, if the outcome is determined to be unfavorable to the Company, are expected to have a material adverse effect on its cash flows, financial condition or results of operations.
Franchise Agreements
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
The hotel franchise licenses generally specify certain management, operational, record keeping, accounting, reporting and marketing standards and procedures with which the Company must comply. The franchise licenses obligate the Company to comply with the franchisors’ standards and requirements with respect to training of operational personnel, safety, insurance, the types of services and products ancillary to guest room services that may be provided, display of signs, and the type, quality, and age of furniture, fixtures and equipment included in guest rooms, lobbies and other common areas.
The franchise agreements provide for termination, at the franchisor’s option, upon the occurrence of certain events, including the Company’s failure to pay royalties and fees or perform its other covenants under the franchise agreement, bankruptcy, abandonment of the franchise, commission of a felony, assignment of the franchise without the consent of the franchisor, or failure to comply with applicable law or maintain applicable standards in the operation and condition of the relevant hotel. The franchise agreements will not renew automatically upon expiration. The 50 hotels’ franchise licenses, including seven joint venture hotels, will expire as follows:

Year of Expiration	Number of Hotels
2007	1
2008	2
2009	2
2010	1
2011	2
2012	2
2013	4
2014	1
2015	1
2016	2
2017	10
2018	3
2019	6
2020	1
2022	3
2023	1
2024	3
2025	1
2026	1
2027	2
2031	1
The Company received written notification from a franchisor that the franchise license agreements for three of its hotels, which expire in January 2008, March 2009 and November 2010, will not be renewed. The franchisor has notified the Company that it will not extend any of the three franchise licenses beyond the end of 2007 if the Merger is completed. The Company may decide to change the brand of the hotels prior to the expiration date. The expiration of

WINSTON HOTELS, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
($ in thousands, except per share amounts)
these licenses is not expected to have a material impact on the Company’s results of operations in the future. There can be no assurance that other licenses will be renewed upon the expiration thereof. Such future non-renewals could have a material adverse effect on the Company.
The Company’s franchisors periodically inspect the Company’s hotels to ensure that they meet certain brand standards primarily pertaining to the condition of the property and its guest service scores. As of March 31, 2007, the Company was in default at three hotels for product improvement issues and/or low guest service scores. The Company is currently in the process of curing these deficiencies to comply with the respective franchisor’s standards, and although the Company expects to cure these defaults and obtain an acceptable rating for each of these hotels, it can provide no assurance that an acceptable rating will be received for these hotels. The failure by the Company to cure defaults at multiple properties and the potential subsequent terminations of franchise agreements by its franchisors related to these defaults could have a material adverse effect on the Company’s financial statements and/or results of operations.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations ($ in thousands except room revenue statistics)
The following Management’s Discussion and Analysis contains forward-looking statements that involve estimates, projections, goals, forecasts, assumptions, risks and uncertainties that could cause actual results or outcomes to differ materially from those expressed in the forward-looking statements. Please review PART I, Item 1A-“Risk Factors” of the Company’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2006 and “SAFE HARBOR FOR FORWARD-LOOKING STATEMENTS” for a discussion of the factors that may impact any such forward-looking statements made herein. Management’s Discussion and Analysis should be read in conjunction with the Consolidated Financial Statements and the accompanying notes thereto.
On February 21, 2007, the Company entered into a definitive agreement and plan of merger with affiliates of Och-Ziff. On March 8, 2007, the Company received an unsolicited offer from Inland to acquire all of the outstanding common stock of the Company for $15.00 per share, together with all of the common units of the Partnership for $15.00 per unit. On March 27, 2007, the Company received a letter from Inland confirming their prior offer to acquire the Company’s common stock and the Partnership’s common units, and also providing that Inland would acquire all of the Company’s Series B Preferred Stock. On April 2, 2007, in connection with the decision by the Board of Directors and the independent Special Committee of the Board of Directors of the Company to enter into an agreement and plan of merger with Inland, the Company terminated the Och-Ziff Merger Agreement. On April 2, 2007, the Company entered into the Merger Agreement with Inland and IAA.
Pursuant to the Merger Agreement, at the Effective Time (i) the Company will merge with and into IAA, with IAA continuing as the surviving entity, and (ii) Inland will purchase one hundred (100) common units of partnership interest in the Partnership for a purchase price of one hundred dollars, whereby Inland will become a limited partner of the Partnership. Under the terms of the Merger Agreement, at the Effective Time:
1)	each common unit of IAA shall be converted into one validly issued, fully paid and nonassessable common unit of the surviving entity of the merger;

2)	each share of the Company’s common stock issued and outstanding immediately prior to the Effective Time (other than shares owned by the Company, Inland and their respective subsidiaries) will be converted into, and cancelled in exchange for, the right to receive an amount in cash to be paid by Inland equal to $15.00, without interest;

3)	each share of the Company’s Series B Preferred Stock, issued and outstanding immediately prior to the Effective Time, will be converted into, and cancelled in exchange for, the right to receive an amount in cash to be paid by Inland equal to the sum of (i) $25.44 per share (if the Effective Time occurs on or prior to June 30, 2007) or $25.38 per share (if the Effective Time occurs after June 30, 2007 and on or prior to September 30, 2007) plus (ii) any accrued and unpaid dividends as of the Effective Time; and

4)	each partnership interest in the Partnership that is not specifically designated as a Series B preferred unit, issued and outstanding immediately prior to the Effective Time, will be converted into, and cancelled in exchange for, the right to receive an amount in cash equal to the Common Share Merger Consideration, multiplied by a conversion factor (as defined in the Amended and Restated Agreement of Limited Partnership of the Partnership), which as of the date hereof is one (1).
The Company and Inland have made customary representations, warranties and covenants in the Merger Agreement, including, among others, the Company’s covenant not to solicit acquisition proposals or to permit any of its subsidiaries or affiliates to do so, or to participate in discussions relating to an acquisition proposal or furnish non-public information relating to an acquisition proposal, subject to certain exceptions that permit the Company’s Board of Directors to comply with their fiduciary duties under state and federal law.

The Merger Agreement provides that the Company shall not pay any dividends on the common stock prior to the Effective Time or make any other distribution to the holders of common stock, payable in cash, stock, property or otherwise. In addition, the Company has agreed to certain restrictions on its operating activities without Inland’s consent, including the sale of certain properties, the acquisition of new properties, making loans under our debt program and pursuing development projects.
The Merger is subject to various closing conditions, including, among other things, the requisite approval of the Merger by the affirmative vote of holders of a majority of the outstanding shares of the Company’s common stock at the record date, the absence of a material adverse effect on the Company, the delivery of a tax opinion relating to the Company’s REIT tax status, the receipt of certain third party consents, the repayment of all outstanding debt under the Company’s line of credit and the continued accuracy at closing of the Company’s representations and warranties made in the Merger Agreement.
The Merger Agreement may be terminated under certain circumstances and further provides that, upon termination of the Merger Agreement in connection with a superior proposal, the Company will be required to pay Inland a termination fee of $11.0 million and out-of-pocket expenses incurred by Inland in connection with the transactions contemplated by the Merger Agreement in an amount not to exceed $9.0 million. If Inland terminates the Merger Agreement under other circumstances, including due to the Company’s breach of the representations, warranties, covenants and agreements contained in the Merger Agreement, the Company must pay a termination fee of $11.0 million and Inland’s out-of-pocket expenses incurred in connection with the Merger Agreement, not to exceed $9.0 million.
In connection with executing the Merger Agreement, the Company paid Wilbur Acquisition Holding Company, LLC a total of $20.0 million in satisfaction of termination fees and reimbursement of expenses relating to the termination of the Och-Ziff Merger Agreement. Pursuant to the terms of the Merger Agreement, Inland reimbursed the Company for the $20.0 million payment. In the event of termination of the Merger Agreement under certain circumstances, the Company is required to repay such $20.0 million payment to Inland.
The foregoing description of certain terms of the Merger Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Merger Agreement, a copy of which was filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the SEC on February 23, 2007.
On April 18, 2007, the Company filed with the SEC a preliminary proxy statement relating to the Merger and a special meeting for holders of the Company’s common stock to consider and vote upon the Merger, the Merger Agreement and the other transactions contemplated by the Merger Agreement. The special meeting will be held at the Homewood Suites hotel located at 5400 Edwards Mill Road, Raleigh, North Carolina on Thursday, June 21, 2007, beginning at 10:00 a.m. Eastern time. The record date for determining the holders of shares of Winston’s common stock entitled to notice of the special meeting and to vote on the merger proposal will be the close of business on Friday, May 11, 2007.
Where the following Management’s Discussion and Analysis discusses our future plans, strategies and activities, such discussion assumes that the Merger is not, and will not be, completed. Because the Merger will not occur unless our common shareholders approve the Merger and because the Merger is subject to a number of other conditions precedent (many of which are outside our control), there can be no assurance that the Merger will occur. If the Merger does not occur, there may be a negative impact on our common and preferred stock prices. See “Risk Factors — Risks Related to the Proposed Merger — Failure to complete the Merger could negatively impact our stock price and our future business and financial results.”
OVERVIEW
The Company, headquartered in Raleigh, North Carolina, owns and develops hotel properties directly and through joint ventures, originates and acquires hotel loans, and provides hotel development and asset management services to third parties. The Company operates so as to qualify as a real estate investment trust (“REIT”) for federal income tax purposes. The Company operates in two business segments within the lodging industry: Hotel Ownership and Hotel

Financing. The Hotel Ownership segment and Hotel Financing segment revenues for 2007 were $43.4 million and $1.5 million, respectively. The Hotel Ownership segment and Hotel Financing segment assets as of March 31, 2007, were $516.6 million and $30.7 million, respectively. Based on our primary business objectives, our key priorities or financial strategies include improving results at our existing hotels, improving our hotel portfolio and expanding our hotel loan program.
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
The Company uses several key indicators to evaluate the performance of its Hotel Ownership business, primarily revenue per available room (“RevPAR”).
RevPAR is a commonly used measure within the hotel industry to evaluate hotel operations. RevPAR is determined by multiplying the average daily rate (“ADR”) (which is the actual daily revenue at a hotel divided by the total number of rooms sold) by occupancy percentage for any given period. RevPAR does not include food and beverage or other ancillary revenues, such as parking, telephone, or other guest services generated by the property. Over the past three years, strong economic growth in the United States economy combined with improved business demand led to RevPAR growth throughout the lodging industry. The Company has significant fixed costs associated with owning and operating hotels, which do not necessarily decrease when market factors cause a reduction in revenue for the property. As a result, changes in RevPAR can result in a greater percentage change in the Company’s earnings and cash flows.
In March 2007, the Company opened a Hilton Garden Inn hotel in Wilmington, NC. In November 2006, one of the Company’s consolidated joint ventures opened a Hilton Garden Inn hotel in Akron, OH. In November 2006, the Company opened a Homewood Suites hotel in Princeton, NJ. In August 2006, the Company acquired a Courtyard by Marriott in St. Charles, IL. In April 2006, one of the Company’s consolidated joint ventures opened a Courtyard by Marriott in Kansas City, MO. These five hotels are collectively referred to herein as the “New Hotels”.
Hotel Financing
The Company’s Hotel Financing segment generates interest income from hotel loans that it originates or acquires (See Note 9 to the Consolidated Financial Statements). The Company does not hold an ownership interest in any of the hotels for which it has provided debt financing. The Company’s hotel loan program is designed to provide loans to the hotel industry, primarily by either originating single loans, purchasing participations or subordinate pieces of loans originated by others or through the purchase of the first loss piece of collateralized mortgage backed securities (“CMBS”) transactions, which typically contain mortgage loans on multiple hotel properties. The first loss piece consists of mortgage loans collateralized by some of the respective underlying hotels but which are not included in the CMBS pool. However, the Company may also issue whole loans and then potentially sell the senior portion of the loan. The Company’s loan amount is typically 10% to 25% of the project’s all-in cost, ranging from approximately $1 million to approximately $25 million. The Company will primarily provide financing between 60% and 85% of the lesser of the project’s all-in cost or fair market value. Loans will typically be issued for hotels with between 100 and 450 rooms.

Results of Operations for the Three Months Ended March 31, 2007 (“2007”) versus the Three Months Ended March 31, 2006 (“2006”)
HOTEL OWNERSHIP SEGMENT
Revenues
The following table illustrates key operating statistics of our portfolio (includes all owned or partially owned consolidated hotels, excluding discontinued operations as of March 31, 2007):

				2007 vs. 2006
			2007 vs. 2006	Percentage
March 31,	2007	2006	Change	Change

Hotel room revenues	$39,613	$33,268	$6,345	19.1%
RevPAR	$72.75	$67.09	$5.66	8.4%
Occupancy	65.9%	70.2%	-4.3%	-6.1%
Average daily rate (ADR)	$110.36	$95.61	$14.75	15.4%

The following table illustrates key operating statistics of our portfolio, excluding the New Hotels (includes all owned or partially owned consolidated hotels, excluding discontinued operations as of March 31, 2007 and excluding the New Hotels):

				2007 vs. 2006
			2007 vs. 2006	Percentage
March 31,	2007	2006	Change	Change

Hotel room revenues	$36,866	$33,268	$3,598	10.8%
RevPAR	$74.36	$67.09	$7.27	10.8%
Occupancy	67.8%	70.2%	-2.4%	-3.4%
Average daily rate (ADR)	$109.73	$95.61	$14.12	14.8%

Room - In 2007, room revenue was $39,613, a 19% increase when compared to the $33,268 in 2006, partly due to an increase generated by the New Hotels of $2,747, or 8%. The increase in room revenues for 2007, excluding the New Hotels, was due to a RevPAR increase of 10.8% to $74.36 from $67.09; caused by an ADR increase of 14.8%, to $109.73 from $95.61 and offset by an occupancy rate decrease of 3.4% to 67.8% from 70.2%.
Food and Beverage - In 2007, food and beverage revenue was $2,448, a 23% increase when compared to the $1,993 in 2006, partly due to an increase generated by the New Hotels of $155, or 8%. The remaining increase was primarily driven by increased occupancy at the Stanley Hotel in Estes Park, CO, which is a full service hotel.
Other Operating Departments - In 2007, other operating departments revenue was $1,257, a 16% increase when compared to the $1,082 in 2006, partly due to an increase generated by the New Hotels of $68, or 6%. The remaining increase was due primarily to increases in miscellaneous revenues, including guest laundry and valet services.
Expenses
Room — In 2007, room expense was $7,903, a 14% increase when compared to the $6,934 in 2006, primarily due to an increase generated by the New Hotels of $605, or 9%. The remaining increase in room expense in 2007 was due primarily to increases in labor costs and complimentary food and beverage.
Food and Beverage - In 2007, food and beverage expense was $1,920, a 13% increase when compared to the $1,696 in 2006, primarily due to an increase generated by the New Hotels of $174, or 10%. The remaining increase in food and beverage expense in 2007 was due primarily to increases in labor costs.

Other Operating Departments - In 2007, other operating departments expense was $948, a 16% increase when compared to the $819 in 2006, partly due to an increase generated by the New Hotels of $62, or 8%. The remaining increase was due primarily to increases in miscellaneous expenses, including guest laundry and valet services.
Property Operating — In 2007, property operating expense was $9,100, a 20% increase when compared to the $7,597 in 2006, primarily due to an increase generated by the New Hotels of $920, or 12%. The remaining increase was primarily due to increases in various administrative and general expenses, including labor costs and credit card commissions and in sales and marketing expense for labor and frequent flyer programs.
Real Estate Taxes and Property and Casualty Insurance — In 2007, real estate taxes and property casualty insurance expense was $2,112, a 23% increase when compared to the $1,716 in 2006, primarily due to an increase generated by the New Hotels of $235, or 14%. The remaining increase was primarily due to an increase in property taxes due to higher real estate values at certain of our hotels.
Franchise - In 2007, franchise expense was $2,756, a 22% increase when compared to the $2,251 in 2006, partly due to an increase generated by the New Hotels of $210, or 9%. The remaining increase was primarily due to the increase in revenues.
Maintenance and Repair - In 2007, maintenance and repair expense was $2,139, a 14% increase when compared to the $1,882 in 2006, primarily due to an increase generated by the New Hotels of $195, or 10%. Excluding these properties, expenses for 2007 were consistent with the same period in the previous year.
Management Fees - In 2007, management fee expense was $1,528, an 18% increase when compared to the $1,293 in 2006, partly due to an increase generated by the New Hotels of $97, or 8%. The remaining increase was primarily due to higher room revenue.
Depreciation and Amortization - In 2007, depreciation expense was $5,591, a 19% increase when compared to the $4,691 in 2006, primarily due to an increase generated by the New Hotels of $755, or 16%. Excluding these properties, expense for 2007 was consistent with the same period in the previous year. In 2007, amortization expense was $546, a 12% increase when compared to the $489 in 2006, primarily due to amortization of additional deferred franchise fees and financing costs.
Interest Expense - In 2007, interest expense was $3,896, a 12% decrease when compared to the $4,412 in 2006. The decrease was due to a lower weighted average outstanding debt balance and a lower weighted average interest rate. The weighted average outstanding debt balance for the Company’s lines of credit, the facility with Marathon and fixed-rate CMBS loan with GECC, (collectively, the “Corporate Debt Facilities”) decreased from $234,016 for 2006 to $190,107 for 2007, while the weighted average interest rate for the Corporate Debt Facilities decreased from 7.25% to 6.31% for the same periods. These decreases were partly offset by the increase generated by new stand alone mortgages for certain of the New Hotels of $589.
The decrease in the weighted average outstanding debt balance for the Company’s Corporate Debt Facilities in 2007 was primarily due to pay downs on the GE Line from proceeds of hotel and note receivable sales (See Notes 6, 9 and 12 to the Consolidated Financial Statements). The decrease in the weighted average interest rate for the Company’s Corporate Debt Facilities was primarily due to the new CMBS mortgage loan at the lower fixed rate of 5.94%.
For purposes of the discussion in this line item, the weighted average outstanding debt balance, weighted average interest rate, and interest expense for the Company’s Corporate Debt Facilities includes loan amounts and interest expense allocated to the Hotel Financing segment (See “Hotel Financing Segment” below for further discussion of interest expense).

Loss Allocation to Minority Interest in Consolidated Joint Ventures - These amounts represent the minority equityholders’ share of net loss of the consolidated joint ventures. Loss allocation to minority interest increased to $213 in 2007 from $134 in 2006. The change was primarily generated by the increased loss allocation to the Akron, OH Hilton Garden Inn joint venture partners, offset by an allocation of income related to the Chapel Hill joint ventures. See Note 8 to the Consolidated Financial Statements for detail of the net income (loss) for the consolidated joint ventures.
Income Tax Expense — The income tax expense was a result of the net income experienced by the Company’s taxable REIT subsidiaries, Barclay and Barclay Holding during the respective periods. See Note 10 to the Consolidated Financial Statements for further detail of income tax expense.
Equity in Income of Unconsolidated Joint Ventures — Equity in income of unconsolidated joint ventures increased to $1,304 in 2007 from $22 in 2006. In March 2007, one of the Company’s unconsolidated joint ventures sold the Shelton, CT Courtyard by Marriott hotel, which resulted in the Company receiving an allocation of $1,318 of the related gain. This amount was included in equity in income of unconsolidated joint ventures. See Note 8 to the Consolidated Financial Statements for detail of the net income for the unconsolidated joint ventures.
HOTEL FINANCING SEGMENT
General and Administrative - General and administrative expenses were not allocated to the Hotel Financing segment, however, direct expenses were included in the segment results. Expenses for 2007 were consistent with the same period in the previous year (See Note 13 to the Consolidated Financial Statements).
Interest and Other Income - Interest and other income increased to $1,500 in 2007 from $1,243 in 2006. The increase was primarily due to additional loan interest income relating to new hotel loans that the Company has provided or purchased during 2007 and late 2006 (See “Liquidity and Capital Resources — Investing” and “General Corporate Income and Expense” below for further discussion of Interest and Other Income). See Note 9 to the Consolidated Financial Statements for more information on the Company’s notes receivable.
Interest Expense - Total interest expense was allocated to the Hotel Financing segment based on the Company’s average note receivable balance and the average borrowing rate for the lines of credit and Marathon Repurchase Agreement. Interest expense increased to $796 in 2007 from $621 in 2006. The change was primarily caused by the average outstanding note receivable balance decrease from $38,375 for 2006, to $37,228 for 2007, offset by the average interest rate increase from 7.21% to 9.71%, respectively for the same periods. (See “Hotel Ownership Segment” above for further discussion of Interest Expense).
Loss on sale of loan receivable — In February 2007, the Company sold its $20.3 million “B” note, which was part of a $66 million senior note for the Lady Luck Casino in Las Vegas, NV, to the senior lender for a discounted price of $15.2 million. The sale was entered into in connection with Och-Ziff Merger Agreement negotiations. Accordingly, the Company recognized a loss of approximately $5.3 million, including the put fee and accrued, unpaid interest income, during the quarter ended March 31, 2007 as a result of this sale.
GENERAL CORPORATE INCOME AND EXPENSES
The following describes those income and expense items that were not specifically allocated to either of the Company’s reporting segments:
General and Administrative - In 2007, general and administrative expense increased to $6,326 in 2007 from $3,028 in 2006. The increase was primarily due to an increase resulting from merger-related expenses of $3,014. The increase also included a $166 increase in start-up cost in 2007 related to the opening of the hotels under development (See Note 7 to the Consolidated Financial Statements). The remaining increase was primarily attributable to increases in payroll costs for additional personnel as well as increased salaries and restricted stock awards.

Interest and Other Income - In 2007, interest and other income increased to $220 in 2007 from $143 in 2006. The increase resulted primarily from interest income on bank deposits because of higher cash balances.
Loss Allocation to Minority Interest in Partnership - In 2007, loss allocation to minority interest in the Partnership was $237 in 2007 from $34 in 2006. The change was consistent with the change in loss from continuing operations available to common shareholders, offset by a decrease in minority interest ownership percentage in the Partnership from 4.62% as of March 31, 2006 to 4.23% as of March 31, 2007. The decrease in minority interest ownership percentage from 2006 to 2007 resulted primarily from our underwritten public offering of common stock in August 2006.
Discontinued Operations - In April 2007, the Brunswick, GA Hampton Inn was sold for net proceeds of $6.1 million, resulting in a net gain of $2.2 million. In March 2007, the Tinton Falls, NJ Holiday Inn was sold for net proceeds of $14.6 million, resulting in a net gain of $8.1 million. In February 2007, the Abingdon, VA Holiday Inn Express was sold for net proceeds of $5.0 million, resulting in a net gain of $2.4 million. During the year ended December 31, 2006, the Company sold the Winston Salem, NC Courtyard by Marriott, the Alpharetta, GA Homewood Suites, the West Springfield, MA Hampton Inn, the Dallas, TX Holiday Inn Select, the Boone, NC Hampton Inn, the Wilmington, NC Comfort Inn and the Southlake, GA Hampton Inn. The Company realized aggregate net proceeds on hotel sales during 2006 of $52.5 million, resulting in an aggregate net gain of $17.5 million, net of minority interest.
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
The operating results for these hotels are included in discontinued operations in the statements of operations until their sale date. See Note 6 to the Consolidated Financial Statements for further information on the Company’s discontinued operations.
LIQUIDITY AND CAPITAL RESOURCES
Recent Development — Proposed Merger
Pursuant to the Merger Agreement, the Company has agreed to certain restrictions on its operating activities without Inland’s prior consent while subject to the Merger Agreement. See Note 2 for certain terms of the Merger Agreement. The full text of the Merger Agreement has been filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the SEC on April 3, 2007.
Where this Quarterly Report on Form 10-Q discusses the Company’s future plans, strategies and activities, particularly with respect to the following discussion of liquidity and capital resources, such discussion assumes that the Merger Agreement is not, and will not be, completed and that the Company was not otherwise subject to the restrictions described above.
Overview
The Company expects to fund its short term cash needs, including distributions to shareholders, from operating cash flow and from borrowings under the GE Line. The Company intends to continue to seek additional mezzanine loan opportunities, as well as other hotel loan opportunities in general, and to acquire and develop additional hotel properties that meet its investment criteria. The Company is continually evaluating such opportunities, as well as other investment opportunities including, but not limited to, the acquisition of assets that require substantial renovation and repositioning within a particular market. It is expected that future hotel loans and acquisitions will be financed, in whole or in part, from borrowings under the GE Line, additional follow-on offerings of debt or equity securities, joint venture agreements and from the net sale proceeds of hotel properties. There can be no assurances that the Company will make any further hotel loans or any investment in additional hotel properties, or that any hotel development will be undertaken, or if commenced, that it will be completed on schedule or on budget. Furthermore, there can be no assurances that the Company will be able to obtain any additional financing.
Operating
The Company finances its operations from operating cash flow, which is principally derived from the operations of its hotels. In 2007, cash flow provided by operating activities was $2.9 million a 52% decrease, when compared to the $6.1 million in 2006. The decrease was primarily due to the decrease related to adjustments to reconcile net income to net cash provided by operations. The remaining decrease was primarily due to the timing of payments and receipts of cash from operating activities during the respective periods.
Investing
Overview
The Company primarily invests in hotel properties either directly or through joint ventures. The Company also invests funds in and collects funds from its hotel loan program. The Company’s net cash provided by (used in) investing activities for 2007 and 2006 totaled $30.9 million and ($15.8) million, respectively. Acquiring and developing hotels and originating and acquiring hotel loans are both part of the Company’s growth strategies.
Investment in hotel properties
Acquiring and developing hotels with a favorable current yield and an opportunity for appreciation is one of the Company’s growth strategies. Capital expenditures at the Company’s portfolio hotels for the year ended December 31, 2007, excluding development costs, are expected to be approximately $13.4 million. In 2006 and 2005, the Company began construction on five hotels and one expansion. In 2006, the Company opened three of these hotels. The Company opened one more hotel in March of 2007 and expects another currently under development to open in late 2007. The expansion is scheduled for completion in the 2007 fourth quarter. The total capital expenditures for these development projects during the remainder of 2007 are expected to be approximately $10.6 million. The Company plans to fund these capital expenditures from operating cash flow, borrowings under mortgage loans and/or potential borrowings under the GE Line (See Notes 7 and 12 to the Consolidated Financial Statements). These sources are expected to be adequate to fund such capital requirements.
In August 2006, the Company announced that it had entered into definitive agreements to acquire two hotels under construction in New York City (one each in the Tribeca and Chelsea sections of Manhattan) for a purchase price of $55 million each. Acquisition of each of these hotels is subject to customary closing conditions, and in the case of the Tribeca hotel, subject to the resolution of the Company’s dispute with the seller. As previously disclosed, the Tribeca hotel has experienced construction delays and the Company is continuing to pursue legal action against the seller. As of the date hereof, construction on the Tribeca hotel has ceased. As a result, the Company does not expect the Tribeca hotel to open prior to the close of the 2007 fiscal year. The Company has been approved by Hilton Hotels Corporation for a Hilton Garden Inn franchise for both the hotels. The Chelsea hotel is expected to open in the third quarter of 2007.
During 2007, the Company spent $10.4 million for capital improvements at, and development of, its hotels. This included capital expenditures at the Company’s portfolio hotels, excluding development costs, of $4.7 million. This also included approximately $5.7 million for land and other costs related to hotels under development. During 2006, the Company spent $9.3 million for capital improvements at, and development of, its hotels. The capital expenditures at the Company’s portfolio hotels, excluding development costs, were approximately $3.5 million. The Company also spent approximately $5.8 million for land and other costs related to hotels under development. These capital expenditures are in addition to amounts spent on normal repairs and maintenance, which have approximated 5.67% and 6.07% of room revenues for 2007 and 2006, respectively.

Proceeds from state historic tax credits
During 2007, the Company received $2.9 million for the sale of state historic tax credits generated by its investment in the Kansas City, Courtyard by Marriott.
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
In April 2007, the Brunswick, GA Hampton Inn was sold for net proceeds of $6.1 million. During the three months ended March 31, 2007, the Company sold two hotels for net proceeds of $19.6 million. During the three months ended March 31, 2006, the Company sold the Southlake, Georgia Hampton Inn for net proceeds of $8.5 million. See Note 6 to the Consolidated Financial Statements for further information on the Company’s discontinued operations.
Issuance of notes receivable
Originating or acquiring hotel loans is one of the Company’s growth strategies. The Company has an active pipeline to underwrite and acquire loans under its hotel loan program, which it expects to fund with its GE Line.
During the three months ended March 31, 2007, the Company closed on one hotel loan totaling $1.2 million, of which it funded a total of $0.3 million as of March 31, 2007 and is obligated to fund the remaining $0.9 million during 2007 and 2008. During the year ended December 31, 2006, the Company closed on four hotel construction loans totaling $8.4 million; funding a total of $5.1 million as of March 31, 2007 and is obligated to fund the remaining $3.3 million during 2007. See Note 9 to the Consolidated Financial Statements for more information on the Company’s note receivables.
Collection and sale of notes receivable
In April 2007, the two remaining mezzanine loans collateralized by the senior participation interest in the loans to Walton Street Capital totaling $8.5 million were repaid in full. In May 2007, the $1.4 million first mortgage loan collateralized by the Comfort Inn in Greenville, SC, was repaid in full. During the three months ended March 31, 2007, the Company closed on the sale of its $20.3 million junior participation interest in the Lady Luck Hotel and Casino loan to the loan’s senior participant for approximately $15.2 million. The sale was entered into in connection with Och-Ziff Merger Agreement negotiations with Wilbur Acquisition Holding Company, LLC. During the three months ended March 31, 2007, two loans, outstanding at December 31, 2006, totaling $3.6 million were paid in full. During the three months ended March 31, 2007 and 2006, the Company also received scheduled principal payments. See Note 9 to the Consolidated Financial Statements for more information on the Company’s note receivables.
Distributions from (investment in) unconsolidated joint venture
During 2002, the Company formed a joint venture with Boston-based Charlesbank Capital Partners, LLC. The Company owns 15% of the venture and is the managing partner and Charlesbank owns 85%. One of the Charlesbank joint ventures sold one hotel in December 2005 and as of December 31, 2005 the Company held approximately $7.4 million in cash from the sale that was distributed to the other partners in the unconsolidated joint venture in January 2006. The other Charlesbank joint venture sold one hotel in March 2007, which resulted in a distribution of net sales proceeds to the Company of $1.7 million.
Deposit for potential hotel acquisitions
During the three months ended March 31, 2006, the Company placed $6.6 million in escrow for potential acquisitions. Subsequently, $1.1 million was returned to the Company and $5.5 million was replaced by two letters of credit, $2.75 million each.

Financing
Overview
The Company’s net cash provided by financing activities for 2007 and 2006 totaled $1.7 million and $13.5 million, respectively. Under federal income tax law provisions applicable to REITs, the Company is required to distribute at least 90% of its taxable income to maintain its tax status as a REIT. The Company intends to monitor its dividend policy closely and to act accordingly as results of operations dictate. The Company also intends to fund cash distributions to shareholders out of cash flow from operating activities. The Company may incur indebtedness to meet its dividend policy or distribution requirements imposed on the Company under the Internal Revenue Code of 1986, as amended (including the requirement that a REIT distribute to its shareholders annually at least 90% of its taxable income), to the extent that available cash flow from the Company’s investments are insufficient to make such distributions. While subject to the Merger Agreement, the Company is not permitted to pay any dividends on its common stock or make any other distribution, payable in cash, stock, property or otherwise, except for payment of required quarterly dividends with respect to outstanding shares of the Series B Preferred Stock in accordance with the terms thereof as in effect on the date of the Merger Agreement. The Company also incurs indebtedness to finance its investing growth strategies.
Proceeds from issuance of and redemption of securities
The Company has on file with the SEC a shelf registration statement under which common stock, preferred stock and debt securities are registered for issuance by the Company. As of March 31, 2007, the Company had approximately $79.8 million available under this shelf registration statement and may file additional registration statements as needed. The Company’s ability to raise capital through the sale of stock is dependent upon market conditions.
Net increase (decrease) in lines of credit
The Company’s net increase (decrease) in lines of credit for 2007 and 2006 totaled ($2.6) million and $20.3 million, respectively. See Note 12 to the Consolidated Financial Statements for more information on the Company’s lines of credit. At March 31, 2007, the outstanding balance under the GE Line was $0 and the remaining available balance was $173.0 million, based upon the borrowing base created by the hotels that serve as collateral for the GE Line.
In October 2004, the Company entered into a $50 million master repurchase agreement with Marathon. In February 2007, the Company terminated this master repurchase agreement.
In November 2005, the Company entered into an $8.4 million credit facility with Marathon. The facility was originally collateralized by four existing mezzanine loans with an aggregate carrying value of $14.0 million. In December 2006, one of the mezzanine loans and the related portion of the facility were paid off. Therefore, at December 31, 2006 the balance under this facility was $6.8 million. In January 2007, another of the mezzanine loans and the related portion of the facility were paid off. As a result, at March 31, 2007 the balance under this facility was $5.3 million. The term of the facility follows the maturity of the collateralized notes and expires in October of 2008. In April 2007, the remaining two mezzanine loans and the related portion of the facility were paid off, bringing the balance to $0 and closing the facility.
Proceeds from mortgage loans
In 2005 and 2006, the Company began several development projects. The Company anticipates funding approximately $47.4 million of the estimated all-in cost of the development projects with construction-to-permanent first mortgage loans. As of March 31, 2007, the Company has borrowed $38.8 million under these loans. The remaining amount available under the loans is expected to be borrowed during 2007. See Note 7 to the Consolidated Financial Statements for details on the Company’s development projects. See Note 12 to the Consolidated Financial Statements for details on the Company’s construction-to-permanent first mortgage loans.

Payment of mortgage loans
In April 2007, the Company prepaid the first mortgage loan collateralized by the Homewood Suites hotel in Princeton, NJ. In May 2007, the Company prepaid the first mortgage loan collateralized by the Hilton Garden Inn hotel in Wilmington, NC. Payments during the three months ended 2007 and 2006 represent principal payments on existing mortgages. See Note 12 to the Consolidated Financial Statements for more information on the Company’s mortgage loans.
Distributions to shareholders
The Company is required to distribute at least 90% of its taxable income to maintain its tax status as a REIT. The Company’s 8.00% Series B Cumulative Preferred Stock requires cumulative dividends in the amount of $2.00 per share each year payable quarterly in arrears. The Company made a distribution of $0.50 per Series B preferred share during the 2007 first quarter. The Company has made distributions of $0.15 per common share for each of the quarters in 2006. As of March 31, 2007, the Company had made no distributions on its common stock. While subject to the Merger Agreement, the Company is not permitted to pay any dividends on its common stock or make any other distribution, payable in cash, stock, property or otherwise, except for payment of required quarterly dividends with respect to outstanding shares of the Series B Preferred Stock in accordance with the terms thereof as in effect on the date of the Merger Agreement.
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
OFF-BALANCE SHEET ARRANGEMENTS
The Company’s off-balance sheet arrangements consist primarily of its ownership interest in the unconsolidated joint ventures. For a further discussion of the joint venture and the effect on the Company’s financial condition, results of operations and cash flow (See Note 8 to the Consolidated Financial Statements).
CONTRACTUAL OBLIGATIONS
During the normal course of business, the Company enters into acquisition agreements for the purchase and sale of hotels. These agreements are subject to customary conditions and due diligence. As of March 31, 2007 there were no significant changes, outside the normal course of business, in the contractual obligations and commercial commitments disclosed in the Company’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2006, except for the changes in the Company’s mortgage notes described in Note 12 to the Consolidated Financial Statements.
CRITICAL ACCOUNTING POLICIES
The Company’s discussion and analysis of its financial condition and results of operations are based upon its Consolidated Financial Statements, which have been prepared in accordance with GAAP. The preparation of these financial statements requires the Company’s management to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. The Company believes the following critical accounting policies require significant judgments and estimates used in the preparation of its consolidated financial statements.
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
Accounting for Long-Lived Assets
General. The Company evaluates the potential impairment of its individual long-lived assets, principally its wholly owned hotel properties and the hotel properties in which it owns an interest through consolidated joint ventures in accordance with SFAS 144. The Company records an impairment charge when it believes an investment in hotels has been impaired, such that the Company’s estimate of future undiscounted cash flows, together with its estimate of an anticipated liquidation amount, would not recover the then current carrying value of the investment in the hotel property, or when the Company classifies a property as “held for sale” and the carrying value exceeds fair market value. The Company considers many factors and makes certain subjective assumptions when making this assessment, including but not limited to, general market and economic conditions, operating results over the past several years, the performance of similar properties in the same market and expected future operating results based on a variety of assumptions. Changes in market conditions or poor operating results of underlying investments could adversely impact the Company’s assumptions regarding future undiscounted cash flows and estimated liquidation amounts therefore requiring an immediate material impairment charge. Further, the Company currently owns certain hotels for which the carrying value exceeds current market value. The Company does not believe an impairment charge for these hotels is appropriate at this time since the Company’s forecast of future undiscounted cash flows, including an anticipated liquidation amount, exceeds the current carrying value. Should the Company approve a plan to sell any of the hotels for which the carrying value exceeds fair market value, an impairment charge would be required at that time and could be material in the aggregate.
Impairment on Planned Dispositions. The Company prepares an impairment analysis quarterly based on facts and circumstances existing at the end of each quarter. During the third quarter of 2005, management began evaluating the potential sale of certain hotels. Accordingly, the Company factored in the prospect of selling properties in the near term. As a result of this analysis, which was prepared on a probability-weighted, estimated undiscounted future cash flow basis, an impairment was triggered under a held for use model for two hotels. In accordance with SFAS 144, the Company recorded a $12.4 million (net of allocation to minority interest) non-cash impairment charge in the third quarter of 2005 relating to the two hotels. The non-cash impairment charge represents an adjustment to reduce the carrying value of the two hotels to the estimated sales prices, net of estimated selling costs. The Company’s estimated sales price was based on fair market value quotes received from independent brokers. On November 4, 2005, the Company’s Board of Directors adopted a formal plan to sell the two hotels, for which impairment charges were taken during the third quarter. In June 2006, the Company sold one of these hotels, the Dallas, TX Holiday Inn Select, for net proceeds of $4.3 million and recognized a net gain of $0.5 million. The remaining hotel, the Orlando, FL Comfort Suites, is being actively marketed by the Company for sale. Should the Company complete a sale of the remaining hotel, there can be no assurance that the net proceeds from a sale will equal the Company’s carrying value, in which case an additional impairment charge may be necessary at that time.
Franchise Agreements
As of March 31, 2007, 50 of the Company’s 51 hotels were operated under franchise licenses. See Note 14 to the Consolidated Financial Statements for further information on the Company’s franchise agreements.
Recently Issued Accounting Standards
See Note 3 to the Consolidated Financial Statements for a discussion of the impact of new accounting standards.

Funds From Operations (“FFO”) and FFO Available to Common Shareholders
The Company reports FFO in accordance with the definition of the National Association of Real Estate Investment Trusts (“NAREIT”). NAREIT defines FFO as net income (loss) (determined in accordance with GAAP), excluding gains (losses) from sales of property, plus depreciation and amortization, and after adjustments for unconsolidated partnerships and joint ventures (which are calculated to reflect FFO on the same basis). The Company further subtracts preferred stock dividends from FFO to calculate FFO available to common shareholders. FFO available to common shareholders is a performance measure used by the Company in its budgeting and forecasting models, it is discussed during Board meetings, and is considered when making decisions regarding acquisitions, sales of properties and other investments, and is a metric in determining executive compensation. The calculation of FFO and FFO available to common shareholders may vary from entity to entity, and as such the presentation of FFO and FFO available to common shareholders by the Company may not be comparable to other similarly titled measures of other reporting companies. FFO and FFO available to common shareholders are not intended to represent cash flows for the period. FFO and FFO available to common shareholders have not been presented as an alternative to net income, and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP.
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
The Company also provides FFO available to common shareholders excluding unusual charges in the attached reconciliation schedules. The following describes the unusual charges the Company incurred that are included in the reconciliation below:
•	The Company entered into a definitive agreement on February 21, 2007 pursuant to which the Company agreed, subject to the approval of the Company’s common stockholders and other closing conditions, to merge with and into an affiliate of Och-Ziff. On March 8, 2007, the Company received an unsolicited offer from Inland subsequently confirmed in a letter from Inland dated March 27, 2007. On April 2, 2007, the Company entered into an Agreement and Plan of Merger with Inland and IAA. The Company has incurred merger related costs of approximately $3.0 million during 2007.
•	In February 2007, the Company closed on the sale of its junior participation interest in the Lady Luck loan to the loan’s senior participant for approximately $15.2 million, resulting in a loss of $5.3 million, including a put fee and accrued, unpaid interest.
•	In October 2004, the Company entered into a $50.0 million master repurchase agreement with Marathon. In February 2007, the Company terminated this master repurchase agreement. Write-off of related deferred expenses of $0.3 million is included in extinguishment of debt in the Consolidated Statements of Operations.
•	One of the Company’s taxable REIT subsidiaries provided development services to one of the Company’s consolidated joint ventures, and recorded development fee income. This income is taxable and therefore income tax expense related to the development fees, totaling $0.3 million for 2006 is included in the Consolidated Statements of Operations. Since the joint venture’s income is consolidated into the Company’s financial statements, the development fee income is eliminated in consolidation.

The above adjustments are not in accordance with the NAREIT definition of FFO and are not comparable to similar adjusted FFO measures reported by other REITs. The Company presents these adjustments to FFO because it believes that the resulting measure provides investors a useful indicator of the operating performance of the Company’s hotels and other investments during the three months ended March 31, 2007 as compared to three months ended March 31, 2006 by adjusting for the effects of certain non-recurring or non-cash items arising during the periods. FFO Available to Common Shareholders, excluding unusual charges is not intended to represent cash flows for the period, is not presented as an alternative to net income, and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP. In addition to being used by management in the annual budget process, the compensation committee of the board of directors of the Company considered these adjustments in its criteria for performance-based executive compensation.
WINSTON HOTELS, INC.
RECONCILIATION OF NET INCOME TO FFO,
FFO AVAILABLE TO COMMON SHAREHOLDERS AND
FFO AVAILABLE TO COMMON SHAREHOLDERS, EXCLUDING UNUSUAL CHARGES
($ in thousands)

Three Months Ended March 31,	2007	2006

Net income	$6,850	$6,280
Gain on sale of discontinued operations	(10,438)	(4,456)
(Gain) loss on sale of unconsolidated joint venture hotel	(1,318)	1
Minority interest in Partnership allocation of loss	(237)	(34)
Minority interest in Partnership allocation of gain on sale of discontinued operations	442	206
Minority interest in Partnership allocation of income from discontinued operations	16	43
Depreciation	5,016	4,304
Depreciation from discontinued operations	183	714
Depreciation from joint ventures	349	258

FFO	863	7,316

Preferred stock dividend	(1,840)	(1,840)

FFO Available to Common Shareholders	$(977)	$5,476

Unusual Charges:
Loss on sale of note receivable	5,322	—
Merger related costs	3,014	—
Write off of unamortized debt costs	272	—
Tax on joint venture development fees	—	261

FFO Available to Common Shareholders, Excluding Unusual Charges	$7,631	$5,737

Item 3. Quantitative and Qualitative Disclosures About Market Risk ($ in thousands)
As of March 31, 2007, the Company’s primary market risk exposure was to changes in interest rates on its GE Line and other variable-rate debt. The Company’s interest rate risk objectives are to limit the impact of interest rate fluctuations on earnings and cash flows and to lower its overall borrowing costs. To achieve these objectives, the Company manages its exposure to fluctuations in market interest rates for a portion of its borrowings through the use of fixed rate debt instruments to the extent that reasonably favorable rates are obtainable with such arrangements. The Company may enter into derivative financial instruments such as interest rate swaps or caps and treasury options or locks to mitigate its interest rate risk on a related financial instrument or to effectively lock the interest rate on a portion of its variable rate debt. The Company entered into an interest rate cap agreement to eliminate the exposure to increases in 30-day LIBOR over 9.17% on principal balances up to $150 million outstanding under the GE Line. This interest rate cap agreement became effective on January 1, 2007 and terminates on January 4, 2010. The Company does not enter into derivative or interest rate transactions for speculative purposes. The Company regularly reviews interest rate exposure on its outstanding borrowings in an effort to minimize the risk of interest rate fluctuations.
The definitive extent of the Company’s interest rate risk under the GE Line and, other variable-rate debt is not quantifiable or predictable because of the variability of future interest rates and business financing requirements. If interest rates increased by 100 basis points, the Company’s interest expense for the three months ended March 31, 2007 would have increased by approximately $0.09 million, based on the weighted-average amount of variable rate debt outstanding and exposed to fluctuations in the market rate of interest. If interest rates decreased by 100 basis points, the Company’s interest income for the three months ended March 31, 2007 would have decreased by approximately $0.07 million, based on the weighted-average amount of variable rate loans outstanding and exposed to fluctuations in the market rate of interest. The following tables provide information at March 31, 2007 about the Company’s interest rate risk-sensitive instruments. The tables present principal cash flow by expected maturity dates for the fixed and variable rate debt. The table also includes estimates of the fair value of the Company’s interest rate risk-sensitive instruments based on quoted market prices for these or similar issues.

As of March 31, 2007	2007		2008		2009		2010		2011		Thereafter		Total		Fair Value

Variable rate — GE line:	$—		$—		$—		$—		$—		$—		$—		$—
Average interest rate	(a	)	(a	)	(a	)	(a	)	(a	)	(a	)	(a	)

Variable rate — Marathon facilities (h):	$—		$5,250		$—		$—		$—		$—		$5,250		$5,250
Average interest rate	(b	)	(b	)	(b	)	(b	)	(b	)	(b	)	(b	)

Mortgage loans:
Fixed rate — CMBS	$—		$—		$—		$959		$2,099		$172,942		$176,000		$176,000
Average interest rate	5.94%		5.94%		5.94%		5.94%		5.94%		5.94%		5.94%

Variable rate — Princeton, NJ Homewood Suites (h)	$124		$199		$214		$229		$246		$11,588		$12,600		$12,600
Average interest rate	(c	)	(c	)	(c	)	(c	)	(c	)	(c	)	(c	)

Variable rate — Wilmington, NC Hilton Garden Inn (g) (h)	$7,475		$—		$—		$—		$—		$—		$7,475		$7,475
Average interest rate	(d	)	(d	)	(d	)	(d	)	(d	)	(d	)	(d	)

Variable rate — Roanoke, VA Residence Inn (g)	$—		$—		$—		$—		$—		$—		$—		$—
Average interest rate	(e	)	(e	)	(e	)	(e	)	(e	)	(e	)	(e	)

Consolidated joint venture loans:

Fixed rate — Chapel Hill, NC Courtyard by Marriott	$173		$247		$267		$7,951		$—		$—		$8,638		$8,605
Average interest rate	7.51%		7.51%		7.51%		7.51%		7.51%		7.51%		7.51%

Variable rate — Ponte Vedra, FL Hampton Inn	$76		$109		$119		$130		$4,201		$—		$4,635		$4,635
Average interest rate	(f	)	(f	)	(f	)	(f	)	(f	)	(f	)	(f	)

Fixed rate — The Stanley Hotel	$185		$245		$263		$11,949		$—		$—		$12,642		$12,600
Average interest rate	6.19%		6.19%		6.19%		6.19%		6.19%		6.19%		6.19%

Variable rate — Kansas City, MO Courtyard by Marriott	$195		$276		$296		$318		$9,732		$—		$10,817		$10,817
Average interest rate	(c	)	(c	)	(c	)	(c	)	(c	)	(c	)	(c	)

Variable rate — Akron, OH Hilton Garden Inn	$122		$195		$209		$225		$241		$6,908		$7,900		$7,900
Average interest rate	(c	)	(c	)	(c	)	(c	)	(c	)	(c	)	(c	)

(a)	Rate is 30-day to 180-day LIBOR plus 1.75% to 2.50%, (30-day and 180-day LIBOR were 5.32% and 5.33%, respectively, at March 31, 2007).

(b)	Rate is 30-day LIBOR plus 2.25%.

(c)	Rate is 90-day LIBOR plus 1.75% (90-day LIBOR was 5.35% at March 31, 2007).

(d)	Construction-to-permanent note of $9.0 million. Rate is 30-day LIBOR plus 1.80%.

(e)	Construction-to-permanent note of $7.0 million with a balance of $0 at March 31, 2007. Rate is 30-day LIBOR plus 1.50%.

(f)	Rate is 30-day LIBOR plus 3.0%.

(g)	Construction-to-permanent notes will not have final payment schedules until they become permanent.

The table above shows the expected maturity for these notes to be the year that the note is expected to be converted to the permanent note (See Note 12 to the Consolidated Financial Statements).

(h)	Prepaid in full during the second quarter of 2007.

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
Changes in Internal Control Over Financial Reporting
There has been no change in the Company’s internal control over financial reporting during the quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
PART II — OTHER INFORMATION
Item 1. Legal Proceedings
On February 21, 2007, the Company entered into the Och-Ziff Merger Agreement. On March 5, 2007, a lawsuit styled Whitney v. Winston Hotels, Inc., et al. (Case No. 07-CVS-3449), was filed in Superior Court in Wake County, North Carolina, naming the Company, the individual members of the Company’s board of directors, Wilbur Acquisition and Wilbur Subsidiary as defendants. On April 2, 2007, the Company entered into the Merger Agreement. On April 5, 2007, the Company filed a notice of designation requesting that the lawsuit be designated as a mandatory complex business case and moved to the North Carolina Business Court. This request was granted on April 11, 2007. On May 2, 2007, the plaintiff filed an amended complaint in Superior Court in Wake County, North Carolina naming Inland and IAA as defendants in addition to those defendants set forth above. The lawsuit seeks class action status and generally alleges that members of the Company’s board of directors breached fiduciary duties to the Company’s shareholders by entering into each of the merger agreements, and that Wilbur Acquisition, Wilbur Subsidiary, Inland and IAA aided and abetted the other defendants’ alleged fiduciary breaches. The lawsuit seeks a variety of equitable and injunctive relief, including enjoining defendants from completing the merger, enjoining solicitation of proxies through the dissemination of the proxy statement, declaring the termination fee for not completing the merger to be unfair and enjoining the payment of such fee, and awarding pre-and post judgment interest, attorney’s fees, expert fees and other costs incurred by the plaintiffs. The Company denies the allegations of the lawsuit and intends to vigorously defend the action.
In August 2006, the Company announced that it had entered into a definitive agreement to acquire a hotel property currently under construction in the Tribeca area of New York City. As previously disclosed, the project has experienced a delay in construction and, as a result, the Company is continuing to pursue legal action against the seller of the property. The Company intends to close the project in accordance with the purchase and sale agreement, pending resolution of the Company’s dispute with the seller. The Company does not expect the delay to have a material adverse effect on its cash flows, financial condition or results of operations.
In addition to the aforementioned litigation, we are presently subject to various lawsuits, claims and proceedings arising in the ordinary course of business, none of which, if the outcome is determined to be unfavorable to us, are expected to have a material adverse effect on our cash flows, financial condition or results of operations.

Item 1A. Risk Factors.
An investment in our securities involves various risks. Many but not all risk factors that may impact actual results are discussed in PART I, Item 1A-“Risk Factors” of the Company’s Annual Report on Form 10-K, as amended, for the year ended December 31, 2006, which you should carefully read. All such factors are difficult to predict, contain uncertainties that may materially affect actual results, and may be beyond the control of Winston Hotels, Inc. New factors may emerge from time to time, and it is not possible for the Company to predict all such factors, nor can it assess the effect of such factors on Winston Hotels, Inc. The risk factors described below are an update for the Risks Related to the Proposed Merger in PART I, Item 1A-“Risk Factors” of the Company’s Annual Report on Form 10-K, as amended.
Risks Related to the Proposed Merger
On April 2, 2007, we and the Partnership each entered into the Merger Agreement with Inland and IAA pursuant to which we will be acquired through the process set forth in Note 2 to the Consolidated Financial Statements. On April 18, 2007, we filed with the SEC a preliminary proxy statement relating to the Merger and a special meeting for holders of our common stock to consider and vote upon the Merger, the Merger Agreement and the other transactions contemplated by the Merger Agreement. The special meeting will be held at the Homewood Suites hotel located at 5400 Edwards Mill Road, Raleigh, North Carolina on Thursday, June 21, 2007, beginning at 10:00 a.m. Eastern time. We have established the close of business on May 11, 2007 as the record date for determining the holders of shares of Winston’s common stock entitled to notice of the special meeting and to vote on the merger proposal. We urge all of our shareholders to read the proxy statement. In relation to the Merger, we are subject to certain risks including, but not limited to, those set forth below.
Failure to complete the Merger could negatively impact our stock price and our future business and financial results.
Completion of the Merger is subject to the satisfaction or waiver of various closing conditions, including, among other things, the requisite approval of the Merger by the affirmative vote of holders of at least a majority of the outstanding shares of our common stock at the record date, the absence of a material adverse effect (as defined in the Merger Agreement) on us, the delivery of a tax opinion relating to our REIT tax status, the execution by us and the other limited partners of the Partnership of an amended partnership agreement, the receipt of certain third party consents, the repayment of all outstanding debt under our line of credit, the absence of any injunction issued by any governmental body preventing the consummation of the Merger and the continued accuracy at the closing of the Merger of our representations and warranties made in the Merger Agreement. There is no assurance that all of the various closing conditions will be satisfied or waived.
If the Merger is not completed for any reason, we will be subject to several risks, including the following:
•	being required, under certain circumstances, including if we sign a definitive agreement with respect to a superior proposal from another potential buyer, to pay a termination fee of $11.0 million to Inland;

•	being required, under certain circumstances, including if we breach the Merger Agreement, to reimburse Inland for up to $9.0 million of its transaction costs and expenses;

•	being required, in the event of termination of the Merger Agreement under certain circumstances, to repay the $20.0 million to Inland, that was paid to Och-Ziff in connection with the termination of the Och-Ziff Merger Agreement;

•	having incurred certain costs relating to the Merger that are payable whether or not the Merger is completed, including legal, accounting, financial advisor and printing fees; and

•	having had the focus of management directed toward the Merger and integration planning instead of on our core business and other opportunities that could have been beneficial to us.

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
Restrictions in the Merger Agreement on solicitation generally prohibit us from soliciting, initiating or facilitating any acquisition proposal or offer for a merger, business combination or sale of 20% or more of our assets with any other party, including a proposal that might be advantageous to our shareholders when compared to the terms and conditions of the Merger. If the Merger is not completed, we may not be able to conclude another merger, sale or combination on as favorable terms, in a timely manner, or at all. If the Merger Agreement is terminated, we, in certain specified circumstances, may be required to pay Inland a termination fee of $11.0 million. In addition, under certain circumstances, we may be required to reimburse Inland for its transaction expenses in an amount not to exceed $9.0 million. In connection with executing the Merger Agreement, we paid Wilbur Acquisition Holding Company, LLC a total of $20.0 million in satisfaction of termination fees and reimbursement of expenses relating to the termination of the Och-Ziff Merger Agreement. Pursuant to the terms of the Merger Agreement, Inland reimbursed us for the $20.0 million payment. In the event of termination of the Merger Agreement under certain circumstances, we are required to repay such $20.0 million payment to Inland. These provisions may deter third parties from proposing or pursuing alternative business combinations that might result in greater value to our shareholders than the Merger. These provisions and certain specific circumstances are set forth in the Merger Agreement, which has been filed as an exhibit to our Current Report on Form 8-K filed with the SEC on April 3, 2007.
Our stock price and businesses may be adversely affected if the Merger is not completed.
If the Merger is not completed, the trading price of our common stock may decline to the extent that the current market prices reflect a market assumption that the Merger will be completed. In addition, our businesses and operations may be harmed to the extent that our franchisors and others believe that we cannot effectively operate in the marketplace on a stand-alone basis, or there is employee uncertainty surrounding the future direction of the strategy by us on a stand-alone basis.
While the Merger Agreement is in effect, we are subject to significant restrictions on our business activities, and activities relating to the Merger may divert the attention of our employees.
While the Merger Agreement is in effect, we are subject to significant restrictions on our business activities and must generally operate our business in the ordinary course (subject to certain exceptions or the consent of Inland). In addition, while subject to the Merger Agreement, we are not permitted to pay any dividends on our common stock or make any other distribution, payable in cash, stock, property or otherwise, except for payment of required quarterly dividends with respect to outstanding shares of the Series B Preferred Stock in accordance with the terms thereof as in effect on the date of the Merger Agreement. These interim operating covenants are set forth in the Merger Agreement, which has been filed as an exhibit to our Current Report on Form 8-K filed with the SEC on April 3, 2007. You should read the Merger Agreement for more details about the Merger and the interim operating covenants. Because of these restrictions on our business activities and because our employees will likely be required to divert significant attention to Merger-related activities, our ability to capitalize on growth opportunities and other business opportunities, make other capital expenditures as agreed with Inland, and sell assets and reduce our indebtedness, will be limited, which could have a material adverse effect on our future results of operations or financial condition.
Item 6.
     The information set forth below under “Exhibit Index” is incorporated herein by reference.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

WINSTON HOTELS, INC.
Date May 8, 2007	/s/ Joseph V. Green
Joseph V. Green
President and Chief Financial Officer (Authorized officer and Principal Financial Officer)

EXHIBIT INDEX

Exhibit	Description

2.1	Agreement and Plan of Merger, dated February 21, 2007, by and among Winston Hotels, Inc., WINN Limited Partnership, Wilbur Acquisition Holding Company, LLC and Wilbur Acquisition, Inc. (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 001-13233) as filed with the Securities and Exchange Commission on February 23, 2007).

2.2	Agreement and Plan of Merger, dated April 2, 2007, by and among Winston Hotels, Inc., WINN Limited Partnership, Inland American Real Estate Trust, Inc. and Inland American Acquisition (Winston), LLC, (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 001-13233) as filed with the Securities and Exchange Commission on April 3, 2007).

3.1	Restated Articles of Incorporation, as amended (incorporated by reference to (i) Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-13233) as filed with the Securities and Exchange Commission on August 4, 1999, (ii) Exhibit 4.4(b) to the Company’s Registration Statement on Form 8-A (File No. 001-13233) as filed with the Securities and Exchange Commission on January 30, 2004 and (iii) Exhibit 3.1(b) to the Company’s Quarterly Report on Form 10-Q (File No. 001-13233) as filed with the Securities and Exchange Commission on August 5, 2005).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to the Company’s Annual Report on Form 10-K (File No. 001-13233) as filed with the Securities and Exchange Commission on March 19, 2001).

4.1	Specimen certificate for common stock (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-11 (File No. 333-7662) as filed with the Securities and Exchange Commission, effective May 25, 1994).

4.2	Specimen certificate for 8.00% Series B Cumulative Preferred Stock (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form 8-A (File No. 001-13233) as filed with the Securities and Exchange Commission on January 30, 2004).

4.3	Form of Articles of Amendment to the Restated Articles of Incorporation Establishing and Fixing the Rights and Preferences of the 8.00% Series B Cumulative Preferred Stock (incorporated by reference to Exhibit 4.4(b) to the Company’s Registration Statement on Form 8-A (File No. 001-13233) as filed with the Securities and Exchange Commission on January 30, 2004).

31.1*	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a).

31.2*	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) or Rule 15d-14(a).

32.1*	Certification of Robert W. Winston, III, Chief Executive Officer of Winston Hotels, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2*	Certification of Joseph V. Green, Chief Financial Officer of Winston Hotels, Inc., pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed herewith.